Form 10-Q
period 2010-03-31
NL INDUSTRIES INC
filed 2010-05-04
CIK 72162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Number of shares of the registrant's common stock outstanding on April 30, 2010: 48,621,934.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2009; March 31, 2010 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three months ended March 31, 2009 and 2010	5

	Condensed Consolidated Statement of Stockholders' Equity
	and Comprehensive Income -
	Three months ended March 31, 2010 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Three months ended March 31, 2009 and 2010	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37

Item 4.	Controls and Procedures	38

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2009	March 31, 2010
		(unaudited)

Current assets:
Cash and cash equivalents	$24,555	$17,980
Restricted cash and cash equivalents	7,157	3,377
Marketable securities	5,225	3,962
Accounts and other receivables, net	17,053	36,920
Inventories, net	16,266	17,392
Prepaid expenses and other	1,349	2,231
Deferred income taxes	5,039	4,873

Total current assets	76,644	86,735

Other assets:
Marketable equity securities	85,073	118,327
Investment in Kronos Worldwide, Inc.	112,766	126,774
Goodwill	44,316	44,401
Assets held for sale	2,800	2,800
Other assets, net	17,026	16,834

Total other assets	261,981	309,136

Property and equipment:
Land	12,368	12,474
Buildings	34,261	34,638
Equipment	126,203	128,446
Construction in progress	1,180	1,061
	174,012	176,619
Less accumulated depreciation	109,646	113,113

Net property and equipment	64,366	63,506

Total assets	$402,991	$459,377

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND EQUITY	December 31, 2009	March 31, 2010
		(unaudited)

Current liabilities:
Accounts payable	$6,664	$8,142
Accrued liabilities	26,549	42,216
Accrued environmental costs	8,328	6,287
Income taxes	332	82

Total current liabilities	41,873	56,727

Non-current liabilities:
Long-term debt	42,540	59,980
Accrued environmental costs	37,518	38,364
Accrued pension costs	12,233	11,961
Accrued postretirement benefit (OPEB) costs	8,307	8,170
Deferred income taxes	55,750	69,254
Other	19,112	19,018

Total non-current liabilities	175,460	206,747

Equity:
NL Stockholders' equity:
Common stock	6,076	6,077
Additional paid-in capital	311,939	303,417
Retained deficit	-	(2,295)
Accumulated other comprehensive loss	(143,411)	(122,102)

Total NL stockholders' equity	174,604	185,097

Noncontrolling interest in subsidiary	11,054	10,806

Total equity	185,658	195,903

Total liabilities and equity	$402,991	$459,377

Commitments and contingencies (Notes 10 and 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2009	2010
	(unaudited)

Net sales	$28,476	$32,800
Cost of sales	23,703	23,701

Gross margin	4,773	9,099

Selling, general and administrative expense	5,678	7,305
Other operating income (expense):
Insurance recoveries	725	18,175
Litigation settlement	-	(32,174)
Other expense	(31)	(22)
Corporate expense	(4,366)	(4,655)

Loss from operations	(4,577)	(16,882)

Equity in net income (loss) of Kronos Worldwide, Inc.	(9,554)	15,396
Other income (expense):
Interest and dividends	723	606
Interest expense	(323)	(197)

Loss before income taxes	(13,731)	(1,077)

Income tax provision (benefit)	(1,813)	1,343

Net loss	(11,918)	(2,420)

Noncontrolling interest in net loss of subsidiary	(75)	(125)

Net loss attributable to NL stockholders	$(11,843)	$(2,295)

Amounts attributable to NL stockholders:

Basic and diluted net loss per share	$(.24)	$(.10)

Cash dividend per share	$.125	$.125

Basic and diluted average shares outstanding	48,602	48,618

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2010

(In thousands)

	NL Stockholders’ Equity
				Accumulated
		Additional	Retained	other	Noncontrolling
	Common	paid-in	earnings	comprehensive	interest in	Total	Comprehensive
	stock	capital	(deficit)	loss	subsidiary	equity	income
				(unaudited)

Balance at December 31, 2009	$6,076	$311,939	$-	$(143,411)	$11,054	$185,658

Net loss	-	-	(2,295)	-	(125)	(2,420)	$(2,420)

Other comprehensive income, net	-	-	-	21,309	79	21,388	21,388

Issuance of common stock	1	68	-	-	-	69

Dividends	-	(6,077)	-	-	(202)	(6,279)

Other	-	(2,513)	-	-	-	(2,513)

Balance at March 31, 2010	$6,077	$303,417	$(2,295)	$(122,102)	$10,806	$195,903

Comprehensive loss							$18,968

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2009	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,918)	$(2,420)
Depreciation and amortization	2,107	1,979
Deferred income taxes	(358)	2,158
Equity in net (income) loss of Kronos Worldwide, Inc.	9,554	(15,396)
Accrued litigation settlement	-	32,174
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	202	187
Other postretirement benefit expense	93	64
Other, net	264	168
Change in assets and liabilities:
Accounts and other receivables, net	9,356	(21,701)
Inventories, net	1,587	(1,134)
Prepaid expenses and other	72	(853)
Accrued environmental costs	(1,874)	(1,195)
Accounts payable and accrued liabilities	(5,195)	(847)
Income taxes	(1,279)	(342)
Accounts with affiliates	(2,843)	2,555
Other, net	(369)	(437)

Net cash used in operating activities	(601)	(5,040)

Cash flows from investing activities:
Capital expenditures	(335)	(446)
Change in restricted cash equivalents	281	3,780
Collections of loans to affiliates	5,590	-
Proceeds from disposal of:
Marketable securities	55	1,263
Property and equipment	2	-
Purchase of:
Kronos common stock	(139)	-
Valhi common stock	(33)	-

Net cash provided by investing activities	5,421	4,597

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three months ended March 31,
	2009	2010
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(6,075)	$(6,077)
Distributions to noncontrolling interests in subsidiary	(201)	(202)
Proceeds from issuance of common stock	53	69
Repayment of note payable to affiliate	(250)	-
Other, net	(97)	(29)

Net cash used in financing activities	(6,570)	(6,239)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(1,750)	(6,682)
Currency translation	(73)	107
Cash and cash equivalents at beginning of period	16,450	24,555

Cash and cash equivalents at end of period	$14,627	$17,980

Supplemental disclosures:
Cash paid (received) for:
Interest	$571	$47
Income taxes, net	2,240	(2,509)
Non-cash investing activity:
Accrual for capital expenditures Non-cash financing activity:	365	112
Promissory note payable incurred in connection with litigation settlement	-	18,000

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at March 31, 2010.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the SEC on March 9, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2009 Consolidated Financial Statements contained in our 2009 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2009	March 31, 2010
	(In thousands)

Trade receivables	$12,204	$16,019
Accrued insurance recoveries	465	18,385
Other receivables	133	129
Receivable from affiliates:
Income taxes from Valhi	2,880	864
Other	8	1
Refundable income taxes	1,844	1,941
Allowance for doubtful accounts	(481)	(419)

Total	$17,053	$36,920

Note 3 – Inventories, net:

	December 31, 2009	March 31, 2010
	(In thousands)

Raw materials	$4,830	$5,750
Work in process	6,151	6,599
Finished products	5,285	5,043

Total	$16,266	$17,392

Note 4 - Marketable securities:

	December 31, 2009	March 31, 2010
	(In thousands)

Current assets (available-for-sale)-
Restricted debt securities	$5,225	$3,962

Noncurrent assets (available-for-sale):
Valhi common stock	$66,930	$94,287
TIMET common stock	18,143	24,040

Total	$85,073	$118,327

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)
December 31, 2009:
Current assets (available-for-sale)-
Restricted debt securities	$5,225	$-	$5,225

Noncurrent assets (available-for-sale):
Valhi common stock	$66,930	$66,930	$-
TIMET common stock	18,143	18,143	-

Total	$85,073	$85,073	$-

March 31, 2010:
Current assets (available-for-sale)-
Restricted debt securities	$3,962	$-	$3,962

Noncurrent assets (available-for-sale):
Valhi common stock	$94,287	$94,287	$-
TIMET common stock	24,040	24,040	-

Total	$118,327	$118,327	$-

We held no level 3 securities at March 31, 2010 or December 31, 2009.  Restricted debt securities at March 31, 2010 and December 31, 2009 collateralize certain of our outstanding letters of credit.

Our investments in related parties’ Valhi and Titanium Metals Corporation (“TIMET”) common stock are accounted for as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurements and Disclosures.  At December 31, 2009 and March 31, 2010, we owned approximately 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock.  At March 31, 2010, the quoted market price of Valhi’s and TIMET’s common stock was $19.68 and $16.59 per share, respectively.  At December 31, 2009, such quoted market prices were $13.97 and $12.52 per share, respectively.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2009 and March 31, 2010, we owned approximately 17.6 million shares of Kronos common stock.  At March 31, 2010, the quoted market price of Kronos’ common stock was $14.65 per share, or an aggregate market value of $258 million.  At December 31, 2009, the quoted market price was $16.25, or an aggregate market value of $286.2 million.  We have pledged certain shares of our Kronos common stock (and a nominal number of shares of our CompX common stock), as indicated in Note 11.

The change in the carrying value of our investment in Kronos during the first three months of 2010 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$112.8
Equity in net income of Kronos	15.4
Other, principally equity in other comprehensive income items of Kronos	(1.4)

Balance at the end of the period	$126.8

Selected financial information of Kronos is summarized below:

	December 31, 2009	March 31, 2010
	(In millions)

Current assets	$529.9	$531.9
Property and equipment, net	499.7	471.5
Investment in TiO2 joint venture	98.7	98.0
Other noncurrent assets	196.7	215.4

Total assets	$1,325.0	$1,316.8

Current liabilities	$215.4	$196.9
Long-term debt	611.1	589.8
Accrued pension and postretirement benefits	131.7	124.7
Other non-current liabilities	54.3	54.0
Stockholders’ equity	312.5	351.4

Total liabilities and stockholders’ equity	$1,325.0	$1,316.8

	Three months ended March 31,
	2009	2010
	(In millions)

Net sales	$248.0	$319.7
Cost of sales	243.9	259.2
Income (loss) from operations	(26.3)	21.7
Net income (loss)	(26.6)	42.8

Note 6 – Intangible and other noncurrent assets:

	December 31, 2009	March 31, 2010
	(In thousands)

Promissory note receivable	$15,000	$15,000
Patents and other intangible assets, net	1,408	1,260
Other	618	574

Total	$17,026	$16,834

Note 7 – Accrued liabilities:

	December 31, 2009	March 31, 2010
	(In thousands)

Current:
Employee benefits	$7,561	$6,218
Professional fees and legal settlements	6,747	31,407
Payable to affiliates:
Note payable to TIMET	-	250
Accrued interest payable to TIMET	-	442
Other	583	1,114
Reserve for uncertain tax positions	59	-
Other	11,599	2,785

Total	$26,549	$42,216

Noncurrent:
Reserve for uncertain tax positions	$16,936	$16,936
Insurance claims and expenses	659	647
Other	1,517	1,435

Total	$19,112	$19,018

Note 8 – Long-term debt:

	December 31, 2009	March 31, 2010
	(In thousands)

CompX promissory note payable to TIMET	$42,540	$42,230
Promissory note issued in conjunction with litigation settlement	-	18,000

Total debt	42,540	60,230

Less current maturities	-	250

Total long-term debt	$42,540	$59,980

The $18.0 million promissory note is discussed in Note 11.

Note 9 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2009	2010
	(In thousands)

Interest cost	$723	$720
Expected return on plan assets	(818)	(846)
Recognized actuarial losses	297	313

Total	$202	$187

Postretirement benefits - The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended March 31,
	2009	2010
	(In thousands)

Interest cost	$138	$109
Amortization of prior service credit	(45)	(45)

Total	$93	$64

Contributions – We expect our 2010 contributions for our pension and other postretirement benefit plans to be consistent with the amount disclosed in our 2009 Annual Report.

Note 10 - Income tax provision (benefit):

	Three months ended March 31,
	2009	2010
	(In millions)

Expected tax benefit at U.S. federal statutory income tax rate of 35%	$(4.8)	$(.4)
Non-U.S. tax rates	-	(.1)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	2.7	1.8
Other, net	.3	-

Total	$(1.8)	$1.3

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $.1 million during the next twelve months due to the resolution of certain examination and filing procedures related to one or more of our subsidiaries and to the expiration of certain statutes of limitations.

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to March 31, 2010, we had not recognized a deferred income tax liability related to incremental income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  GAAP requires us to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of CompX’s Taiwanese subsidiary can no longer be considered to be permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary.  Consequently, all of the undistributed earnings of CompX’s non-U.S. operations are now not considered to be permanently reinvested.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At March 31, 2010, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first three months of 2010 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$45,846
Additions charged to expense, net	97
Payments, net	(1,292)

Balance at the end of the period	$44,651

Amounts recognized in the balance sheet at the end of the period:
Current liability	$6,287
Noncurrent liability	38,364

Total	$44,651

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations.  At March 31, 2010, we had accrued approximately $45 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $80 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At March 31, 2010, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2009 Annual Report.

Other litigation

In April 2010, we entered into a settlement agreement without any admission of wrongdoing by any party in connection with the case captioned Contran Corporation, et al. v. Terry S. Casey, et al. (Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas), which case was described in our 2009 Annual Report.  The settlement agreement provides for an aggregate payment of $44.0 million to be made to the plaintiffs by us, consisting of (i) $26.0 million in cash payable in May 2010; and (ii) an $18.0 million long-term promissory note issued by us.  The note will bear interest, payable quarterly, at the prime rate, and fifty percent of the principal amount will be payable on each of December 1, 2011 and December 1, 2012.  The note is collateralized by shares of Kronos and CompX common stock owned by us and having an aggregate market value of at least 200% of the outstanding principal amount of the promissory note.  Under certain conditions, we have agreed to prepay up to $4.0 million principal amount of such indebtedness.  The settlement agreement further provides that the case (and all associated litigation or arbitrations) will be dismissed with prejudice.

In accordance with GAAP, we have recognized the impact of the settlement for financial reporting purposes as of March 31, 2010.  For financial reporting purposes, we have classified $32.2 million of the aggregate amount to be paid to the plaintiffs as a litigation settlement expense in respect of settlement of certain claims made by plaintiffs in the litigation.  We had insurance coverage for a portion of such litigation settlement, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage.  With respect to the other claim of the plaintiffs as it relates to the repurchase of their EMS noncontrolling interest, the resulting $2.5 million increase over our previous estimate of such payment is accounted for as a reduction in additional paid-in capital in accordance with GAAP.

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  There are approximately 1,226 of these types of cases pending, involving a total of approximately 2,670 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio and Indiana state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:
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

CompX

On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary.  The products are alleged to infringe certain claims under U.S. patent No. 5,292,097C1 (the “‘097 Patent”) held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011.  In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a hearing set for December 12, 2009 and a target date of June 2010 for its findings.  The hearing was completed on December 4, 2009.  On February 23, 2010, the administrative law judge (the “ALJ”) overseeing the investigation issued his Initial Determination, finding that a significant independent claim within the ‘097 Patent was determined to be “obvious” under 35 U.S.C. Section 102, which generally results in the lack of enforceability of such a claim against infringement.  The ALJ further found that 38 of the 40 keyboard support products in question that CompX imports into the United States from its Canadian subsidiary did not infringe on the ‘097 Patent.  The sales of the remaining two products found to be infringing are not significant.  On April 26, 2010, the ITC issued a notice that it will review a significant portion of the ALJ’s Initial Determination, including the findings of certain meanings within the claims of the ‘097 Patent, the alleged infringement of the two products the ALJ concluded were infringing on a dependent claim within the ‘097 Patent, the invalidity of the sole independent claim within the ‘097 Patent, and the defense of intervening rights asserted by CompX.  Of significance is the fact that the ITC is not reviewing the ALJ’s finding that 38 of CompX’s 40 keyboard support products at issue do not infringe on the ‘097 Patent, so the lack of infringement of those accused products is now considered a final determination by the ITC.  CompX denies any infringement alleged in the investigation and plans to defend itself with respect to any claims of infringement by Humanscale through the Presidential review process of the ruling, which is expected to conclude in August 2010.

On February 13, 2009, a Complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  CompX answered the allegations of infringement of Humanscale’s ‘097 Patent set forth in the complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action pending the completion of the related case before the ITC with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of CompX’s keyboard support arm patents (U.S. No. 5,037,054 and U.S. No. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing CompX’s motion to stay their patent infringement claims but opposing CompX’s patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  CompX filed its response to their motions.  At a hearing before the court held on May 19, 2009, CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay CompX’s counterclaims was denied.  A jury trial was completed on February 25, 2010 relating to CompX’s counter claims, with the jury finding that Humanscale infringed on CompX’s patents and awarded damages to CompX in excess of $19 million for past royalties.  Post judgment briefs are due May 11, 2010, and CompX anticipate the judge to issue a final judgment in June 2010.  The verdict is subject to appeal.  Due to the uncertain nature of the ongoing legal proceedings we have not accrued a receivable for the amount of the award.

For a discussion of other legal proceedings to which we are a party, refer to our 2009 Annual Report.

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

Note 12 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2009 and March 31, 2010:

	December 31, 2009		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$36.9	$36.9	$25.3	$25.3

Promissory note receivable	15.0	15.0	15.0	15.0

Note payable to affiliate	42.2	42.2	42.2	42.2

Promissory note payable	-	-	18.0	18.0

Noncontrolling interest in CompX common stock	11.1	12.2	10.8	14.5

NL stockholders’ equity	174.6	337.4	185.1	417.2

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

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  CompX has not entered into these contracts for trading or speculative purposes in the past, nor does it anticipate entering into such contracts for trading or speculative purposes in the future.  Most of the currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally CompX enters into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input.  We had no currency forward contracts outstanding at December 31, 2009 or March 31, 2010.

Note 13 – Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period.  A reconciliation of the numerator used in the calculation of earnings (loss) per share is presented in the following table:

	Three months ended March 31,
	2009	2010
	(In thousands)

Net loss attributable to NL stockholders	$(11,843)	$(2,295)
Paid-in capital adjustment	-	(2,513)
Adjusted net loss attributable to NL stockholders	$(11,843)	$(4,808)

The paid-in capital adjustment is discussed in Note 11.

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

Results of Operations

Net Loss Overview

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Our net loss attributable to NL stockholders was $2.3 million, or $.10 per share, in the first quarter of 2010 compared to a net loss of $11.8 million, or $.24 per share, in the first quarter of 2009.  As more fully described below, our loss per share decreased from 2009 to 2010 primarily due to the net effect of:

•	equity in net income from Kronos in 2010 as compared to a loss in 2009,
•	income from operations from component products in 2010 as compared to a loss in 2009,
•	a litigation settlement in 2010 as discussed below, and
•	higher insurance recoveries in 2010 primarily related to the litigation settlement.

Our 2010 net loss attributable to NL stockholders includes:

•
income included in our equity in earnings of Kronos of $.17 per share related to an income tax benefit recognized by Kronos related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues,

•	income of $.24 per share related to certain insurance recoveries we recognized, and
•	a charge of $.43 per share related to a litigation settlement, and
•
a charge of $.03 per share, net of noncontrolling interest, related to recognition of a deferred income tax liability associated with a determination that certain undistributed earnings of CompX’s Tiawanese subsidiary can no longer be considered to be permanently reinvested.

Income (loss) from Operations

The following table shows the components of our loss from operations.

	Three months ended
	March 31,		%
	2009	2010	Change
	(In millions)

CompX	$(.9)	$1.7	289%
Insurance recoveries	.7	18.2	2,400%
Litigation settlement	-	(32.2)	100%
Corporate expense and other, net	(4.4)	(4.6)	5%

Loss from operations	$(4.6)	$(16.9)	269%

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

CompX International Inc.

	Three months ended
	March 31,		%
	2009	2010	Change
	(In millions)

Net sales	$28.5	$32.8	15%
Cost of sales	23.7	23.7	-%

Gross margin	$4.8	$9.1

Income (loss) from operations	$(.9)	$1.7	289%

Percentage of net sales:
Cost of sales	83%	72%
Income (loss) from operations	(3)%	5%

Net sales – Net sales increased $4.3 million, or 15%, to $32.8 million in the first quarter of 2010 as compared to $28.5 million in the first quarter of 2009.  Net sales increased due to an increase in order rates from our customers resulting from improving economic conditions in North America.  CompX’s Furniture Components, Security Products and Marine Components businesses accounted for approximately 51%, 32% and 17%, respectively, of the $4.3 million total increase in sales. Furniture Components sales was a greater percentage of the total increase because it experienced a greater contraction in demand during the economic downturn in 2009, resulting in a greater increase as customer demand began to return.  The Marine business accounted for a smaller percentage of the total decrease due to its smaller sales volume.

Cost of sales and gross margin – Cost of sales as a percentage of sales decreased by 11% in the first quarter of 2010 compared to 2009.  As a result, gross margin increased over the same period.  The resulting increase in gross margin is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains from the increase in utilization of capacity.

Income (loss) from operations - Our component products income (loss) from operations improved in the first quarter of 2010 to income of $1.7 million compared to a loss of $.9 million in the first quarter of 2009.  As a percentage of net sales, income (loss) from operations improved for the first quarter of 2010 compared to the first quarter of 2009 due to the impact of higher sales partially offset by $1.5 million of higher patent litigation expenses related to CompX’s Furniture Components business in 2010 and the negative impact of relative changes in currency exchange rates.

CompX’s Furniture Components business has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from its non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in non-U.S. currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for CompX’s non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of CompX’s non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  CompX’s Furniture Component business’s net sales were positively impacted while its income from operations was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the corresponding period in the prior year:

Impact of changes in currency exchange rates Three months ended March 31, 2010 vs March 31, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2010 vs 2009
	2009	2010	Change
	(in thousands)
Impact on:
Net sales	$-	$-	$-	$470	$470
Income(loss)from operations	-	(55)	(55)	(635)	(690)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on our component products income (loss) from operations results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is income from operations.
	Three months ended March 31,		%
	2009	2010	Change
	(In thousands)

Net sales:
Security Products	$15,283	$16,662	9%
Furniture Components	11,895	14,116	19%
Marine Components	1,298	2,022	56%

Total net sales	$28,476	$32,800	15%

Gross margin:
Security Products	$3,750	$5,527	47%
Furniture Components	1,532	3,348	119%
Marine Components	(509)	224	144%

Total gross margin	$4,773	$9,099	91%

Income (loss) from operations:
Security Products	$1,576	$3,383	115%
Furniture Components	(22)	7	132%
Marine Components	(1,150)	(369)	68%
Corporate operating expenses	(1,341)	(1,284)	4%

Total income (loss) from operations	$(937)	$1,737	285%

Security Products.  Security Products net sales increased 9% to $16.7 million in the first quarter of 2010 compared to $15.3 million in the same period last year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin percentage increased from 25% in the first quarter of 2009 to 33% in the same period in 2010. The increase in gross margin percentage was primarily achieved as a result of the positive impact of (i) a six percentage point increase in our variable contribution margin through more efficient use of labor and overhead due to the higher sales in 2010 and (ii) a two percentage point increase relating to improved coverage of fixed manufacturing costs from higher sales volume.  As a result, operating income percentage for the Security Products segment increased from 10% in the first quarter of 2009 to 20% in the first quarter of 2010.

Furniture Components.  Furniture Components net sales increased 19% to $14.1 million in the first quarter of 2010 compared to $11.9 million in the first quarter of 2009 primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin percentage increased from 13% in the first three months of 2009 to 24% in the first three months of 2010.  The increase in gross margin percentage was primarily achieved as a result of the positive impact of (i) a seven percentage point increase in our variable contribution margin due to lower comparative material costs and through more efficient use of labor and overhead due to the higher sales in 2010 and (ii) a four percentage point increase relating to improved coverage of fixed manufacturing costs from higher sales volume each net of the negative impact of changes in currency exchange rates.  With respect to income from operations, the improved gross margin was partially offset by a $1.5 million increase in litigation expenses.  See Note 11 to the Condensed Consolidated Financial Statements.  As a result, income from operations increased from a loss of $22,000 in the first quarter of 2009 to income of $7,000 in the first quarter of 2010.

Marine Components.  Marine Components net sales increased 56% during the first quarter of 2010 as compared to 2009 primarily due to improved economic conditions in North America.  As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin increased from a loss of $509,000 in the first quarter of 2009 to income of $224,000 in the first quarter of 2010, and the loss from operations decreased from $1.2 million to a loss of $369,000 in the first three months of 2010 compared to the same period in 2009.

Outlook - Demand for CompX’s products has increased as conditions in the overall economy have improved, although there is still uncertainty as to the sustainability of the related increase in sales. While changes in market demand are not within its control, CompX is focused on the areas that it can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect CompX’s lean manufacturing and cost improvement initiatives to continue to positively impact productivity and result in a more efficient infrastructure that CompX is beginning to leverage as the demand growth returns.  Additionally, CompX continues to seek opportunities to gain market share in markets it currently serves, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden its sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  The cost of commodity raw materials began to increase during the first quarter of 2010 and CompX currently expects these costs to continue to be volatile during 2010.  CompX generally seeks to mitigate the impact of fluctuations in raw material costs on its margins through improvements in production efficiencies or other operating cost reductions.  In the event that CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

As discussed in Note 11 to our Condensed Consolidated Financial Statements, a competitor has filed claims against CompX for patent infringement.  CompX has denied the allegations of patent infringement and is seeking to have the claims dismissed.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, CompX expects to continue to incur costs defending against such claims during the short-term that are likely to be material.

General corporate and other items

Insurance recoveries – We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable.  See Note 11 to our Condensed Consolidated Financial Statements.

In addition to insurance recoveries discussed above, in the first quarter of 2010 we recognized an insurance recovery in connection with the litigation settlement discussed in Note 11 to our Condensed Consolidated Financial Statements.  We had insurance coverage for a portion of the litigation settlement, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage.

Litigation settlement and corporate expense – The $32.2 million litigation settlement expense is discussed in Note 11 to our Condensed Consolidated Financial Statements.  Corporate expenses were $4.7 million in the first quarter of 2010, $289,000 or 7% higher than in the first quarter of 2009 primarily due to higher litigation and related costs in 2010.  Included in corporate expense are:

•	litigation and related costs (exclusive of the litigation settlement discussed above) of $2.9 million in 2010 compared to $2.5 million in 2009 and
•	environmental expenses of $97,000 in 2010, compared to $79,000 in 2009.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 11 to the Condensed Consolidated Financial Statements.

Obligations for environmental remediation  costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in the remainder of 2010, our corporate expenses would be higher than we currently estimate. See Note 11 to the Condensed Consolidated Financial Statements.

Provision for income taxes – We recognized an income tax expense of $1.3 million in the first quarter of 2010 as compared to an income tax benefit of $1.8 million in the first quarter of 2009.  Our income tax expense in the first quarter of 2010 includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary.  See Note 10 to our Condensed Consolidated Financial Statements.

Equity in net income (loss) of Kronos Worldwide, Inc.

	Three months ended
	March 31,		%
	2009	2010	Change
	(In millions)
Kronos historical:
Net sales	$248.0	$319.7	29%
Cost of sales	243.9	259.2	6%

Gross margin	$4.1	$60.5

Income (loss) from operations	$(26.3)	$21.7	182%
Interest expense	(9.7)	(10.4)
	(36.0)	11.3
Income tax benefit	(9.4)	(31.5)

Net income (loss)	$(26.6)	$42.8

Equity in net income (loss) of Kronos Worldwide, Inc.	$(9.6)	$15.4

Percentage of net sales:
Cost of sales	98%	81%
Income (loss) from operations	(10)%	7%

TiO2 operating statistics:
Sales volumes*	97	122	26%
Production volumes*	64	124	94%

Change in TiO2 net sales:
Ti02 product pricing			(1)%
Ti02 sales volume			26
Ti02 product mix			-
Changes in currency exchange rates			4

Total			29%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales – Kronos’ net sales increased 29% or $71.7 million compared to the first quarter of 2009 primarily due to a 26% increase in sales volumes along with the positive impact of currency exchange rates, partially offset by a 1% decrease in average TiO2 selling prices.  Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $10 million, or 4%, as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.  Kronos is currently in a period of generally rising industry prices and it expects average selling prices in the second quarter of 2010 to be higher than the average selling prices in the first quarter of 2010.

Kronos’ 26% increase in sales volumes in the first quarter of 2010 is due to higher demand, primarily in European and export markets, resulting from the improvement in current economic conditions.  Kronos expects demand will continue to remain above 2009 levels for the remainder of the year.

Cost of sales – Kronos’ cost of sales increased $15.3 million or 6% in the first quarter of 2010 compared to 2009 due to the net impact of a 26% increase in sales volumes, a 94% increase in TiO2 production volumes, lower raw material costs of $8.1 million, lower utility costs of $9.4 million, an increase in maintenance costs of $4.7 million and currency fluctuations (primarily the euro).  In addition, cost of sales in the first quarter of 2010 was negatively impacted by approximately $4 million as a result of a higher waste-to-ore ratio in the ore Kronos produces at its ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 81% in the first quarter of 2010 compared to 98% in the first quarter of 2009 primarily due to the significantly higher production volumes in 2010, as Kronos implemented temporary plant curtailments during the first half of 2009 in order to reduce finished goods inventories to an appropriate level.  Such temporary plant curtailments resulted in approximately $50 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first quarter of 2009.

Income (loss) from operations – Kronos’ income from operations increased by $48 million from a loss of $26.3 million in the first quarter of 2009 to operating income of $21.7 million in the first quarter of 2010.  Income (loss) from operations as a percentage of net sales increased to 7% in the first quarter of 2010 from (10)% in the same period for 2009.  This increase is driven by the improvement in gross margin, which increased to 19% for the first quarter of 2010 compared to 2% for the first quarter of 2009.  Kronos’ gross margin has increased primarily because of higher sales volumes and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency rates have negatively affected Kronos’ gross margin and income (loss) from operations.  Kronos estimates that changes in currency exchange rates decreased income (loss) from operations by approximately $8 million in the first quarter of 2010 as compared to the same period in 2009.

Interest expense – Kronos’ interest expense increased $.7 million from $9.7 million in the first quarter of 2009 to $10.4 million in the first quarter of 2010 due to higher interest rates on its European credit facility and changes in currency exchange rates which offset the effect of decreased average borrowings under its revolving credit facilities.  The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Income tax benefit – Kronos’ income tax benefit was $31.5 million in the first quarter of 2010 compared to $9.4 million in the same period last year.  Kronos’ income tax benefit in 2010 includes a $35.2 million benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of its German corporate and trade tax net operating loss carryforwards.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009, which amounts exclude the adjustments to such carryforwards recognized in the first quarter of 2010).  At March 31, 2010, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or if Kronos were to generate losses in its German operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point it would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income (loss) from operations for the periods indicated.

Impact of changes in currency exchange rates Three months ended March 31, 2010 vs March 31, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2010 vs 2009
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$10	$10
Income (loss) from operations	5	3	(2)	(6)	(8)

Outlook - During 2009 and 2010, Kronos announced various TiO2 price increases, a portion of which were implemented during the second half of 2009 and the first quarter of 2010, with portions of the remainder expected to be implemented later in 2010.  While Kronos’ average TiO2 selling prices were 1% lower in the first quarter of 2010 as compared to the first quarter of 2009, its average selling prices at the end of the first quarter of 2010 were 1% higher as compared to the end of 2009.  As a result of expected continued implementation of price increases, Kronos anticipates that its average selling prices will continue to increase during the remainder of 2010.

In response to the worldwide economic slowdown and weak consumer confidence, Kronos reduced its production volumes during the first half of 2009 in order to reduce finished goods inventory, improve liquidity and match production to market demand.  Overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  While Kronos operated its facilities at approximately 58% of capacity during the first half of 2009 (50% during the first quarter), Kronos increased its capacity utilization to approximately 94% during the second half of 2009.  Kronos operated its plants at near-full capacity utilization during the first quarter of 2010, and it currently expects to operate its facilities at such near-full capacity levels during the remainder of 2010.  Kronos’ expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for its product.  Kronos also expects raw material, energy and freight costs will relatively increase during the remainder of 2010, and a portion of future price increases it expects to implement are intended to compensate for such increases in operating costs.

Kronos currently expects that income from operations will be higher in 2010 as compared to 2009, as the favorable effects of the worldwide economic recovery and improving consumer confidence will continue to improve demand in all of its key market segments.  The expected increase in Kronos’ sales volumes for 2010 should allow Kronos to maintain near-full capacity utilization for the remainder of the year.  With such improved capacity utilization levels and higher expected selling prices, Kronos expects to report improved operating and financial performance in 2010.

Overall, Kronos expects to report net income in 2010 as compared to reporting a net loss in 2009 due to higher expected income from operations in 2010 as well as the impact of the $35.2 million non-cash income tax benefit recognized in the first quarter of 2010, as discussed above.

Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, solvency and continued operation of competitors, unexpected or earlier than expected capacity additions or reductions and technological advances.  If actual developments differ from Kronos’ expectations, its results of operations could be unfavorably affected.

Noncontrolling interest in subsidiary - Noncontrolling interest in net loss of subsidiary increased $50,000 in the first three months of 2010 as compared to the first three months of 2010 due to higher net loss of CompX in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Cash flows used in operating activities increased from $601,000 in the first three months of 2009 to $5.0 million in the first three months of 2010.

The $4.4 million increase in cash used in operating activities includes the net effect of:

•
higher income from operations in 2010 of $1.8 million (excluding the impact of the litigation settlement accrued in the first quarter of 2010, and accrued insurance recoveries in both the first quarter of 2009 and 2010),

•
a higher amount of net cash used by changes in receivables, inventories, payables and accrued liabilities in 2010 of $11.9 million (excluding liability related to a litigation settlement, net of insurance recovery), and

•	lower cash paid for income taxes in 2010 of $4.7 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our other wholly-owned subsidiaries.

	Three months ended March 31,
	2009	2010
	(In millions)

Cash provided by (used in) operating activities:
CompX	$(.3)	$(2.5)
NL Parent and wholly-owned subsidiaries	1.0	(1.2)
Eliminations	(1.3)	(1.3)
Total	$(.6)	$(5.0)

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, CompX’s average days sales outstanding increased from December 31, 2009 to March 31, 2010. The increase was the result of the increase in sales during the first quarter of 2010.  Historically, CompX’s December 31 days sales outstanding are low due to the timing of sales and collections in the fourth quarter.  Overall, CompX’s March 31, 2010 days sales outstanding is comparable to March 31, 2009.  CompX’s average number of days in inventory increased slightly from December 31, 2009 to March 31, 2010.  The overall slight increase in days in inventory was the result of the increase in sales in the first quarter of 2010 and the related timing of inventory purchases.

For comparative purposes we have provided comparable prior year numbers below.

	December 31, 2008	March 31, 2009	December 31, 2009	March 31, 2010

Days sales outstanding	41 days	44 days	37 days	43 days
Days in inventory	70 days	80 days	64 days	67 days

Investing and financing activities

Net cash provided by investing activities totaled $4.6 million in the first quarter of 2010 compared to $5.4 million in the first quarter of 2009.

During 2010:
•	we reduced restricted cash by $3.8 million due to the release of funds to us from escrow related to a litigation settlement,
•	we redeemed $1.3 million of restricted marketable securities in a payout related to the reduction of one of our letters of credit, and
•	we had $446,000 in capital expenditures, substantially all of which related to CompX.

During 2009:
•	we collected $5.6 million on notes receivables from affiliates and
•	we had $335,000 in capital expenditures, substantially all of which related to CompX.

During each of the first quarters of 2009 and 2010 we paid $6.1 million, or $.125 per share, in dividends.  Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

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

CompX and Kronos are in compliance with all of their debt covenants at March 31, 2010.  Our and our affiliates’ ability to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

We believe that Kronos will be able to comply with its financial covenants contained in all of its credit facilities through the maturity of the respective facilities; however if future operating results differ materially from our expectations Kronos may be unable to maintain compliance.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities.  We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of short-term indebtedness and dividends (if declared).

At March 31, 2010, there were no amounts outstanding under CompX’s $37.5 million revolving credit facility that matures in January 2012 and CompX has no current expectations to borrow on the revolving credit facility in the near term.  As a result of covenant restrictions relating to the ratio of earnings before interest and tax to cash interest expense, as defined in the credit agreement, CompX would not have been able to borrow under the credit agreement during the first quarter of 2010 due to a cumulative loss before interest and tax incurred for the first quarter of 2010 and the prior two quarters.  Any future losses before interest and tax would also likely restrict or prohibit borrowings under the credit agreement.  However, there are no current expectations that CompX will be required to borrow on the revolving credit facility to fund working capital or capital expenditure needs in the near term as cash flows from operations are expected to be sufficient to fund our future liquidity requirements.

While the required ratio of earnings before interest and tax to cash interest expense prohibited CompX’s ability to borrow under the credit agreement during the first quarter of 2010, the financial covenant does not directly impact CompX’s ability to pay dividends on its common stock.  We believe that cash generated from operations together with cash on hand will be sufficient to meet CompX’s liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for at least the next twelve months.  To the extent that actual operating results or other developments differ from our expectations, CompX’s liquidity could be adversely affected.

At March 31, 2010, we had an aggregate of $25.3 million of restricted and unrestricted cash, cash equivalents and debt securities.  A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$12.4
NL Parent and wholly-owned subsidiaries	12.9

Total	$25.3

In addition, at March 31, 2010 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $118.3 million.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2011).  If actual developments differ from our expectations, our liquidity could be adversely affected.  In this regard, during 2010 we have borrowed and expect to continue to borrow funds from CompX in order to meet our cash requirements, and CompX has agreed to loan us up to $8 million ($4.0 million outstanding at March 31, 2010).  The amount of any such outstanding loan CompX would make to us at any time is at CompX’s discretion.  It is probable during 2010 that CompX will loan amounts to us in addition to the $8 million available under the promissory note.  These loans are eliminated in our Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2010 approximated $315,000.  CompX’s 2010 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.8 million shares of CompX we held at March 31, 2010, we would receive annual dividends from CompX of $5.4 million.  In addition, Valhi pays regular quarterly dividends of $.10 per share.  Based on the 4.8 million shares of Valhi we held at March 31, 2010, we would receive annual dividends from Valhi of $1.9 million.

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

Off-balance sheet financing arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

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

Recent accounting pronouncements

There have been no recent accounting pronouncements for the period ended March 31, 2010.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report and Note 12 to the Condensed Consolidated Financial Statements.  There have been no material changes in these market risks during the first three months of 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2010.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

In addition to the matters discussed below, refer to Note 11 to our Condensed Consolidated Financial Statements and to our 2009 Annual Report.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657).  Oral argument before the California Supreme Court on the question of whether the contingency fee arrangements between plaintiffs and their counsel are illegal has been scheduled for May 2010.

The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  In April 2010, a settlement was reached between the plaintiffs and NL, and the case was dismissed with prejudice as to NL.  This dismissal concludes the case.

Brown, et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 09-002458 CE).  This case involves identical claims to those raised in the 2006 Brown case described in our 2009 Annual Report on Form 10-K filed with the SEC on March 9, 2010.  In March 2010, the court dismissed the claims of all of the plaintiffs in this second Brown case.  In April 2010, the court denied plaintiffs’ motion for reconsideration of the dismissal order.

Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  In March 2010, the motion to dismiss was denied.

In January 2010, we were served with an amended complaint in Los Angeles Unified School District v. Pozas Brothers Trucking Co., et al. (Los Angeles Superior Court, Central Civil West, LASC Case No. BC 391342).  The complaint was filed against several defendants in connection with the alleged contamination of a 35 acre site in South Gate, California acquired by the plaintiff by eminent domain to construct a middle school and high school.  The plaintiff alleges that The 1230 Corporation (f/k/a Pioneer Aluminum, Inc.) operated on a portion of property within the 35 acre site and is responsible for contamination caused by its operations and that NL is liable as an alleged successor to The 1230 Corporation, which is a subsidiary of NL.  The plaintiff has brought claims for contribution, indemnity, and nuisance and is seeking past and future clean-up and other response costs.  We intend to deny liability and will defend vigorously against all of the claims.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2009 Annual Report.  There have been no material changes to such risk factors during the three months ended March 31, 2010.

Item 6.                      Exhibits

31.1 - Certification

31.2 - Certification

32.1 – Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        NL INDUSTRIES, INC.               (Registrant)

Date May 4, 2010	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date May 4, 2010	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)