Form 10-Q
period 2010-06-30
NL INDUSTRIES INC
filed 2010-08-03
CIK 72162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Number of shares of the registrant's common stock outstanding on July 30, 2010: 48,630,934.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2009; June 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three and six months ended June 30, 2009 and 2010	5

	Condensed Consolidated Statement of Equity
	and Comprehensive Loss -
	Six months ended June 30, 2010 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Six months ended June 30, 2009 and 2010	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	45
Item 6.	Exhibits	45

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2009	June 30, 2010
		(unaudited)

Current assets:
Cash and cash equivalents	$24,555	$8,944
Restricted cash and cash equivalents	7,157	8,208
Marketable securities	5,225	-
Accounts and other receivables, net	17,053	19,113
Inventories, net	16,266	17,963
Prepaid expenses and other	1,349	1,979
Deferred income taxes	5,039	5,038

Total current assets	76,644	61,245

Other assets:
Marketable equity securities	85,073	84,610
Investment in Kronos Worldwide, Inc.	112,766	130,615
Goodwill	44,316	44,311
Assets held for sale	2,800	2,800
Other assets, net	17,026	16,690

Total other assets	261,981	279,026

Property and equipment:
Land	12,368	12,388
Buildings	34,261	34,169
Equipment	126,203	126,783
Construction in progress	1,180	1,082
	174,012	174,422
Less accumulated depreciation	109,646	112,560

Net property and equipment	64,366	61,862

Total assets	$402,991	$402,133

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND EQUITY	December 31, 2009	June 30, 2010
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$-	$3,300
Accounts payable	6,664	8,597
Accrued liabilities	26,549	15,508
Accrued environmental costs	8,328	5,792
Income taxes	332	127

Total current liabilities	41,873	33,324

Non-current liabilities:
Long-term debt	42,540	64,730
Accrued environmental costs	37,518	36,916
Accrued pension costs	12,233	11,622
Accrued postretirement benefit (OPEB) costs	8,307	8,129
Deferred income taxes	55,750	58,381
Other	19,112	19,062

Total non-current liabilities	175,460	198,840

Equity:
NL Stockholders' equity:
Common stock	6,076	6,078
Additional paid-in capital	311,939	299,469
Retained earnings (deficit)	-	-
Accumulated other comprehensive loss	(143,411)	(146,325)

Total NL stockholders' equity	174,604	159,222

Noncontrolling interest in subsidiary	11,054	10,747

Total equity	185,658	169,969

Total liabilities and equity	$402,991	$402,133

Commitments and contingencies (Notes 10 and 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(unaudited)

Net sales	$29,239	$34,384	$57,715	$67,184
Cost of sales	22,993	25,529	46,695	49,231

Gross margin	6,246	8,855	11,020	17,953

Selling, general and administrative expense	6,451	6,037	12,130	13,341
Other operating income (expense):
Insurance recoveries	1,989	96	2,714	18,271
Litigation settlement gain	11,313	-	11,313	-
Litigation settlement expense	-	-	-	(32,174)
Assets held for sale write-down	(717)	-	(717)	-
Other income (expense), net	(8)	237	(39)	215
Corporate expense	(4,956)	(2,689)	(9,322)	(7,344)

Income (loss) from operations	7,416	462	2,839	(16,420)

Equity in net income (loss) of Kronos Worldwide, Inc.	(7,868)	6,941	(17,422)	22,337
Other income (expense):
Interest and dividends	692	641	1,415	1,247
Interest expense	(293)	(303)	(616)	(500)

Income (loss) before taxes	(53)	7,741	(13,784)	6,664

Provision for income taxes	2,297	3,228	484	4,571

Net income (loss)	(2,350)	4,513	(14,268)	2,093

Noncontrolling interest in net income (loss) of subsidiary	(206)	223	(281)	98

Net income (loss) attributable to NL stockholders	$(2,144)	$4,290	$(13,987)	$1,995

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.04)	$.09	$(.29)	$(.01)

Cash dividend per share	$.125	$.125	$.25	$.25

Basic and diluted average shares outstanding	48,609	48,626	48,605	48,622

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE LOSS

Six months ended June 30, 2010

(In thousands)

	NL Stockholders’ Equity
				Accumulated
		Additional	Retained	other	Noncontrolling
	Common	paid-in	earnings	comprehensive	interest in	Total	Comprehensive
	stock	capital	(deficit)	loss	subsidiary	equity	loss
				(unaudited)

Balance at December 31, 2009	$6,076	$311,939	$-	$(143,411)	$11,054	$185,658

Net income	-	-	1,995	-	98	2,093	$2,093

Other comprehensive loss, net	-	-	-	(2,914)	(10)	(2,924)	(2,924)

Issuance of NL common stock	2	131	-	-	-	133

Dividends	-	(10,162)	(1,995)	-	(404)	(12,561)

Other, net	-	(2,439)	-	-	9	(2,430)

Balance at June 30, 2010	$6,078	$299,469	$-	$(146,325)	$10,747	$169,969

Comprehensive loss							$(831)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2009	2010
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(14,268)	$2,093
Depreciation and amortization	4,250	3,953
Deferred income taxes	(1,689)	4,251
Equity in net (income) loss of Kronos Worldwide, Inc.	17,422	(22,337)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	387	391
Other postretirement benefit expense	186	129
Litigation settlement gain	(11,313)	-
Litigation settlement expense:
Accrued	-	32,174
Settlement payments made	-	(19,012)
Assets held for sale write-down	717	-
Other, net	805	530
Change in assets and liabilities:
Accounts and other receivables, net	8,533	(4,817)
Inventories, net	3,634	(2,098)
Prepaid expenses and other	1,272	(625)
Accrued environmental costs	(3,381)	(3,138)
Accounts payable and accrued liabilities	(3,444)	(817)
Income taxes	(1,461)	(60)
Accounts with affiliates	305	3,200
Other, net	(1,235)	(768)

Net cash provided by (used in) operating activities	720	(6,951)

Cash flows from investing activities:
Capital expenditures	(1,245)	(1,211)
Proceeds from real estate–related litigation settlement gain	11,800	-
Change in restricted cash equivalents and marketable debt securities, net	(62)	4,174
Collections of loans to affiliates	5,590	-
Collection of note receivable	261	-
Proceeds from disposal of marketable securities	61	-
Purchase of:
Kronos common stock	(139)	-
Valhi common stock	(33)	-

Net cash provided by investing activities	16,233	2,963

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six months ended June 30,
	2009	2010
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(12,152)	$(12,157)
Distributions to noncontrolling interests in subsidiary	(403)	(404)
Proceeds from issuance of common stock	84	68
Repurchase of noncontrolling interest in subsidiary	-	(6,988)
Indebtedness:
Borrowings	-	7,800
Repayments	(750)	-
Deferred financing costs paid	(96)	(28)

Net cash used in financing activities	(13,317)	(11,709)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	3,636	(15,697)
Currency translation	4	86
Cash and cash equivalents at beginning of period	16,450	24,555

Cash and cash equivalents at end of period	$20,090	$8,944

Supplemental disclosures:
Cash paid (received) for:
Interest	$870	$185
Income taxes, net	2,787	(2,077)
Non-cash investing activity:
Accrual for capital expenditures	136	58

Non-cash financing activity:
Promissory note payable incurred in connection with litigation settlement	-	18,000

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at June 30, 2010.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the SEC on March 9, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended June 30, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2009 Consolidated Financial Statements contained in our 2009 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2009	June 30, 2010
	(In thousands)

Trade receivables	$12,204	$17,261
Accrued insurance recoveries	465	92
Other receivables	133	106
Receivable from affiliates:
Income taxes from Valhi	2,880	424
Other	8	2
Refundable income taxes	1,844	1,627
Allowance for doubtful accounts	(481)	(399)

Total	$17,053	$19,113

Note 3 – Inventories, net:

	December 31, 2009	June 30, 2010
	(In thousands)

Raw materials	$4,830	$6,414
Work in process	6,151	6,800
Finished products	5,285	4,749

Total	$16,266	$17,963

Note 4 - Marketable securities:

	December 31, 2009	June 30, 2010
	(In thousands)

Current assets (available-for-sale)-
Restricted debt securities	$5,225	$-

Noncurrent assets (available-for-sale):
Valhi common stock	$66,930	$59,121
TIMET common stock	18,143	25,489

Total	$85,073	$84,610

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)
December 31, 2009:
Current assets (available-for-sale)-
Restricted debt securities	$5,225	$-	$5,225

Noncurrent assets (available-for-sale):
Valhi common stock	$66,930	$66,930	$-
TIMET common stock	18,143	18,143	-

Total	$85,073	$85,073	$-

June 30, 2010:
Noncurrent assets (available-for-sale):
Valhi common stock	$59,121	$59,121	$-
TIMET common stock	25,489	25,489	-

Total	$84,610	$84,610	$-

We held no level 3 securities at June 30, 2010 or December 31, 2009.  Restricted debt securities at December 31, 2009 collateralized certain of our outstanding letters of credit.  Such investments matured during the first half of 2010 and are now held in investments classified as restricted cash equivalents at June 30, 2010.

Our investments in related parties’ Valhi and Titanium Metals Corporation (“TIMET”) common stock are accounted for as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurements and Disclosures.  We held approximately 4.2% of Valhi’s outstanding common stock and .8% of TIMET’s outstanding common stock at June 30, 2010.  At December 31, 2009 and June 30, 2010, we owned approximately 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock.  At June 30, 2010, the quoted market price of Valhi’s and TIMET’s common stock was $12.34 and $17.59 per share, respectively.  At December 31, 2009, such quoted market prices were $13.97 and $12.52 per share, respectively.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2009 and June 30, 2010, we owned approximately 17.6 million shares of Kronos common stock.  At June 30, 2010, the quoted market price of Kronos’ common stock was $19.50 per share, or an aggregate market value of $343.4 million.  At December 31, 2009, the quoted market price was $16.25, or an aggregate market value of $286.2 million.  We have pledged certain shares of our Kronos common stock (and a nominal number of shares of our CompX common stock), as indicated in Note 11.

The change in the carrying value of our investment in Kronos during the first six months of 2010 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$112.8
Equity in net income of Kronos	22.3
Other, principally equity in other comprehensive loss items of Kronos	(4.5)

Balance at the end of the period	$130.6

Selected financial information of Kronos is summarized below:

	December 31, 2009	June 30, 2010
	(In millions)

Current assets	$529.9	$534.7
Property and equipment, net	499.7	437.9
Investment in TiO2 joint venture	98.7	97.2
Other noncurrent assets	196.7	192.6

Total assets	$1,325.0	$1,262.4

Current liabilities	$215.4	$203.0
Long-term debt	611.1	530.3
Accrued pension and postretirement benefits	131.7	114.1
Other non-current liabilities	54.3	52.9
Stockholders’ equity	312.5	362.1

Total liabilities and stockholders’ equity	$1,325.0	$1,262.4

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In millions)		(In millions)

Net sales	$282.0	$380.1	$530.1	$699.8
Cost of sales	267.9	294.9	511.8	554.1
Income (loss) from operations	(21.9)	38.8	(48.2)	60.5
Net income (loss)	(21.8)	19.3	(48.4)	62.1

Note 6 – Intangible and other noncurrent assets:

	December 31, 2009	June 30, 2010
	(In thousands)

Promissory note receivable	$15,000	$15,000
Patents and other intangible assets, net	1,408	1,113
Other	618	577

Total	$17,026	$16,690

Note 7 – Accrued liabilities:

	December 31, 2009	June 30, 2010
	(In thousands)

Current:
Employee benefits	$7,561	$8,008
Professional fees and legal settlements	6,747	2,776
Payable to affiliates:
Accrued interest payable to TIMET	-	579
Other	583	1,322
Reserve for uncertain tax positions	59	-
Other	11,599	2,823

Total	$26,549	$15,508

Noncurrent:
Reserve for uncertain tax positions	$16,936	$16,937
Insurance claims and expenses	659	630
Other	1,517	1,495

Total	$19,112	$19,062

Note 8 – Long-term debt:
	December 31, 2009	June 30, 2010
	(In thousands)
NL:
Promissory note payable to Valhi	$-	$2,800
Promissory note issued in conjunction with litigation settlement	-	18,000
Subtotal	-	20,800

Subsidiary debt:
CompX credit facility	-	5,000
CompX promissory note payable to TIMET	42,540	42,230
Subtotal	42,540	47,230

Total debt	42,540	68,030

Less current maturities	-	3,300

Total long-term debt	$42,540	$64,730

NL - In June 2010, we entered into a promissory note with Valhi that allows us to borrow up to $40 million.  Our borrowings from Valhi under the revolving note are unsecured, bear interest at prime rate plus 2.75% (6.00% at June 30, 2010) with all principal due on demand, but in any event no later than December 31, 2011.  The amount of the outstanding borrowings at any time is solely at the discretion of Valhi.

The $18.0 million promissory note is discussed in Note 11.

CompX - During the first six months of 2010, CompX borrowed $5.0 million under its revolving bank credit facility that matures in January 2012.  The average interest rate on this outstanding borrowing at June 30, 2010 was 3.6%.

Note 9 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In thousands)

Interest cost	$705	$736	$1,428	$1,456
Expected return on plan assets	(822)	(838)	(1,640)	(1,684)
Recognized actuarial losses	302	308	599	621

Total	$185	$206	$387	$393

Postretirement benefits - The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2009
	(In thousands)

Interest cost	$138	$110	$276	$219
Amortization of prior service credit	(45)	(45)	(90)	(90)

Total	$93	$65	$186	$129

Contributions – We expect our 2010 contributions for our pension and other postretirement benefit plans to be consistent with the amount disclosed in our 2009 Annual Report.

Note 10 - Income tax provision (benefit):

	Six months ended June 30,
	2009	2010
	(In millions)

Expected tax provision (benefit) at U.S. federal statutory income tax rate of 35%	$(4.8)	$2.3
Non-U.S. tax rates	-	(.2)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	4.7	2.4
U.S. state income taxes, net	.2	.1
Change in reserve for uncertain tax positions, net	.3	-
Nondeductible expenses	.1	.1
Other, net	-	(.1)

Total	$.5	$4.6

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $.1 million during the next twelve months due to certain statutes of limitations.

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and non-U.S. withholding taxes that would be incurred when undistributed earnings of a non-U.S. subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future.  Prior to March 31, 2010, we had not recognized a deferred income tax liability related to incremental income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  GAAP requires us to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of CompX’s Taiwanese subsidiary can no longer be considered to be permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary.  Consequently, all of the undistributed earnings of CompX’s non-U.S. operations are now considered to be not permanently reinvested.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:
•
we have never settled any of the market share, risk contribution, intentional tort, fraud, nuisance, supplier negligence, strict liability, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could include, among other things, new assertions of liability, revised expectations regarding the nature, timing and extent of any remediation required or revised estimates of the allocation of remediation costs among PRPs, and such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At June 30, 2010, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first six months of 2010 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$45,846
Reductions charged against expense, net	(883)
Payments, net	(2,255)

Balance at the end of the period	$42,708

Amounts recognized in the balance sheet at the end of the period:
Current liability	$5,792
Noncurrent liability	36,916

Total	$42,708

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations.  At June 30, 2010, we had accrued approximately $43 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $78 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At June 30, 2010, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

In July 2010, we entered into a settlement agreement with another PRP pursuant to which, among other things, the other PRP reimbursed us for certain remediation costs we had previously incurred for certain sites related to one of our former business units, and PRP also affirmed its full responsibility to indemnify us for all claims (environmental or otherwise) with respect to certain specified sites related to such former business unit as well as indemnify us for any future claims that may arise related to such former business unit.  As a result of the July 2010 settlement agreement, in the third quarter of 2010 we expect to recognize a litigation settlement gain of $5.2 million, consisting of $3.1 million related to the PRP’s cash reimbursement of prior remediation costs and $2.1 million related to a reduction in our accrued environmental remediation costs resulting from the PRP’s agreement to indemnify us.

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

Other litigation

In June 2010, the case captioned Contran Corporation, et al. v. Terry S. Casey, et al. (Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) was dismissed with prejudice in accordance with the previously-reported settlement agreement.  In May 2010, pursuant to such agreement, we paid $26.0 million in cash and we issued an $18.0 million long-term promissory note.  The note bears interest, payable quarterly, at the prime rate.  Fifty percent of the principal amount will be payable on each of December 1, 2011 and December 1, 2012.  The note is collateralized by shares of Kronos and CompX common stock, owned by us, having an aggregate market value of at least 200% of the outstanding principal amount of the promissory note.  Under certain conditions, we have agreed to prepay up to $4.0 million principal amount of such indebtedness.

For financial reporting purposes, we classified $32.2 million of the aggregate amount payable under the settlement agreement as a litigation settlement expense in respect of certain claims made by plaintiffs in the litigation.  We had insurance coverage for a portion of such litigation settlement, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage.  With respect to the other claim of the plaintiffs as it relates to the repurchase of their EMS noncontrolling interest, the resulting $2.5 million increase over our previous estimate of such payment is accounted for as a reduction in additional paid-in capital in accordance with GAAP.

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL.  There are approximately 1,226 of these types of cases pending, involving a total of approximately 2,670 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:
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

CompX

On February 10, 2009, Humanscale Corporation filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC commence an investigation pursuant to the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary.  The products were alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint sought as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011.  The ITC hearing was completed on December 4, 2009.  On July 9, 2010, the ITC issued its final judgment that CompX had not infringed on the Humanscale patents and that the patents are invalid.  The final judgment is subject to appeal.

On February 13, 2009, Humanscale filed a complaint for patent infringement in the United States District Court, Eastern District of Virginia, against CompX and its Canadian subsidiary involving the identical patent in question in the ITC case.  On March 30, 2009, CompX filed for a stay in the U.S. District Court Action pending the completion of the related case before the ITC.  On May 19, 2009, the court granted CompX’s motion to stay the Humanscale claim of patent infringement.  With the issuance of the final determination in the ITC case on July 9, 2010, Humanscale may now proceed with its claim in U.S. District Court unless it chooses to appeal the ITC judgment.  While the ITC determined that CompX did not infringe the patents and that the patents in question are invalid, the U.S. District Court is not bound by that determination.

In conjunction with CompX’s filing of a stay of Humanscale’s patent infringement claim in the U.S. District Court on March 30, 2009, CompX filed a counterclaim of patent infringement against Humanscale for infringement of certain of our keyboard support arm patents by Humanscale’s models 2G, 4G and 5G support arms.  A jury trial was completed on February 25, 2010 relating to CompX’s counterclaims with the jury finding that Humanscale infringed on our patents and awarded damages to CompX in excess of $19 million for past royalties.  We anticipate the judge to issue a final judgment in August 2010.  The verdict is subject to appeal.  Due to the uncertain nature of the ongoing legal proceedings we have not accrued a receivable for the amount of the award.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2009 and June 30, 2010:

	December 31, 2009		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$36.9	$36.9	$17.2	$17.2

Promissory note receivable	15.0	15.0	15.0	15.0

Notes payable to affiliates	42.2	42.2	45.0	45.0

CompX bank credit facility	-	-	5.0	5.0

Promissory note payable	-	-	18.0	18.0

Noncontrolling interest in CompX common stock	11.1	12.2	10.7	16.0

NL stockholders’ equity	174.6	337.4	159.2	296.6

The fair value of our noncurrent marketable equity securities, restricted marketable debt securities, noncontrolling interest in CompX and NL stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  The fair value of our promissory note receivable and our variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair values of our promissory note receivable, long-term debt and notes payable to affiliates are Level 2 inputs as defined by ASC Topic 820-10-35.

Note 13 – Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period.  A reconciliation of the numerator used in the calculation of earnings (loss) per share is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands)

Net income (loss) attributable to NL stockholders	$(2,144)	$4,290	$(13,987)	$1,995
Paid-in capital adjustment	-	-	-	(2,513)
Adjusted net income (loss) attributable to NL Stockholders	$(2,144)	$4,290	$(13,987)	$(518)

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature.  Statements found in this report including, but not limited to, the statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC, which include, but are not limited to, the following:

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

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation or solvency of our competitors,
•	Demand for office furniture,
•	Demand for high performance marine components,
•	Substitute products,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	The introduction of trade barriers,
•	Service industry employment levels,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to maintain sufficient liquidity,
•	The extent to which our subsidiaries were to become unable to pay us dividends,
•	CompX’s and Kronos’ ability to renew or refinance credit facilities,
•	CompX’s ability to comply with covenants contained in its revolving bank credit facility,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with the development of new product features,
•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria,
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

Results of Operations

Net Income (Loss) Overview

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Our net income attributable to NL stockholders was $4.3 million, or $.09 per share, in the second quarter of 2010 compared to a net loss of $2.1 million, or $.04 per share, in the second quarter of 2009.  As more fully described below, our income per share increased from 2009 to 2010 due primarily to the net effect of:
•	equity in net income from Kronos in 2010 as compared to equity in losses in 2009,
•	a pre-tax litigation settlement gain of $11.3 million in 2009,
•	income from operations from component products in 2010 as compared to a loss in 2009,
•	lower corporate expenses of $2.3 million in 2010,
•	an asset held for sale write-down of $.7 million in 2009, and
•	lower insurance recoveries in 2010.

Our 2009 net loss attributable to NL stockholders includes:
•	a litigation settlement gain of $.15 per share related to the settlement of condemnation proceedings on real property we owned,
•	income of $.03 per share related to certain insurance recoveries, and
•	a write-down of assets held for sale of $.01 per share.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Our net income attributable to NL stockholders was $2.0 million, or $.01 loss per share, in the first six months of 2010 compared to a net loss of $14.0 million, or $.29 per share, in the first six months of 2009.  As more fully described below, our income per share increased from 2009 to 2010 primarily due to the net effect of:
•	equity in net income from Kronos in 2010 as compared to equity in losses in 2009,
•	a pre-tax litigation settlement gain of $11.3 million in 2009,
•	income from operations from component products in 2010 as compared to a loss in 2009,
•	a litigation settlement expense in 2010 as discussed below,
•	lower corporate expenses of $2.0 million in 2010,
•	an asset held for sale write-down of $.7 million in 2009, and
•	higher insurance recoveries in 2010 primarily related to the litigation settlement expense.

Our 2010 net income attributable to NL stockholders includes:
•
income included in our equity in earnings of Kronos of $.17 per share related to an income tax benefit recognized by Kronos in the first quarter related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues,

•	income of $.24 per share related to certain insurance recoveries we recognized,
•	a charge of $.43 per share related to a litigation settlement expense, and
•
a charge of $.03 per share, net of noncontrolling interest, related to recognition of a deferred income tax liability associated with a determination that certain undistributed earnings of CompX’s Taiwanese subsidiary can no longer be considered to be permanently reinvested.

Our 2009 net loss attributable to NL stockholders includes:
•	a litigation settlement gain of $.15 per share related to the settlement of condemnation proceedings on real property we owned,
•	income of $.04 per diluted share related to certain insurance recoveries, and
•	a write-down of assets held for sale of $.01 per diluted share.

Income (loss) from Operations

The following table shows the components of our income (loss) from operations.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2009	2010	Change	2009	2010	Change
	(In millions)			(In millions)

CompX	$(1.0)	$3.0	400%	$(1.9)	$4.7	348%
Insurance recoveries	2.0	.1	(95)%	2.7	18.3	(573)%
Litigation settlement expense	-	-	-	-	(32.2)	100%
Litigation settlement gain	11.3	-	(100)%	11.3	-	(100)%
Corporate expense and other, net	(4.9)	(2.6)	(47)%	(9.3)	(7.2)	(23)%

Income (loss) from operations	$7.4	$.5		$2.8	$(16.4)

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

CompX International Inc.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2009	2010	Change	2009	2010	Change
	(In millions)			(In millions)

Net sales	$29.2	$34.4	18%	$57.7	$67.2	16%
Cost of sales	23.0	25.5	11%	46.7	49.2	5%

Gross margin	$6.2	$8.9		$11.0	$18.0

Income (loss) from operations	$(1.0)	$3.0	400%	$(1.9)	$4.7	348%

Percentage of net sales:
Cost of sales	79%	74%		81%	73%
Income from operations	(3)%	8%		(3)%	7%

Net sales – Net sales increased 18% in the second quarter of 2010 and 16% in the first six months of 2010 as compared to the same periods of 2009.  Net sales increased due to an increase in order rates from our customers resulting from improving economic conditions in North America.  For the six month period comparison, CompX’s Furniture Components, Security Products and Marine Components businesses accounted for approximately 51%, 35% and 14%, respectively, of the total increase in sales.  Furniture Components sales was a greater percentage of the total increase because this business experienced a greater contraction in demand during the economic downturn in 2009, resulting in a greater increase as customer demand began to return.  The Marine business accounted for a smaller percentage of the total increase due to its smaller sales volume.

Cost of sales and gross margin – Cost of sales as a percentage of sales decreased by 4% in the second quarter and 8% in the first six months compared to the same periods in 2009.  As a result, gross margin increased over the same periods.  The resulting increase in gross margin is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains from the increase in capacity utilization.  During 2010, primarily due to an increase in raw materials cost, the gross margin percentage is slightly lower in the second quarter compared to the six month period

Income (loss) from operations - Our component products income (loss) from operations improved to income for both the second quarter and first six months of 2010 compared to losses in the same periods in 2009.  Operating income improved primarily due to the impact of higher sales, partially offset by $.9 million higher patent litigation expenses in 2010 related to CompX’s Furniture Components business and the negative impact of relative changes in currency exchange rates.

Assets held for sale - During the second quarter of 2009, we recorded an assets held for sale write-down of $717,000, which is included in income from operations.

Currency – CompX’s Furniture Components business has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in non-U.S. currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  CompX’s Furniture Component business’s net sales were positively impacted while its income from operations was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the corresponding periods in the prior year:

Impact of changes in currency exchange rates Three months ended June 30, 2010 vs June 30, 2009
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2010 vs. 2009
(in thousands)
Impact on:
Net sales	$-	$-	$-	$272	$272
Income from operations	(14)	122	136	(498)	(362)

Impact of changes in currency exchange rates Six months ended June 30, 2010 vs June 30, 2009
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency impact
	2009	2010	Change	changes	2010 vs. 2009
(in thousands)
Impact on:
Net sales	$-	$-	$-	$743	$743
Income from operations	(14)	67	81	(1,133)	(1,052)

The positive impact on net sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on income from operations results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted CompX’s gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is income from operations.

	Three months ended June 30,			Six months ended June 30,
	2009	2010	% Change	2009	2010	% Change
	(dollars in thousands)

Net sales:
Security Products	$15,430	$17,354	12%	$30,712	$34,016	11%
Furniture Components	11,694	14,271	22%	23,589	28,386	20%
Marine Components	2,115	2,759	30%	3,414	4,782	40%

Total net sales	$29,239	$34,384	18%	$57,715	$67,184	16%

Gross margin:
Security Products	$4,524	$5,319	18%	$8,275	10,846	31%
Furniture Components	1,526	3,036	99%	3,057	6,384	109%
Marine Components	196	500	155%	(312)	723	332%

Total gross margin	$6,246	$8,855	42%	$11,020	$17,953	63%

Income (loss) from operations:
Security Products	$2,528	$3,199	27%	$4,104	6,581	60%
Furniture Components	(981)	1,078	210%	(1,001)	1,085	208%
Marine Components	(439)	(78)	82%	(1,590)	(447)	72%
Corporate operating expense	(2,057)	(1,261)	39%	(3,400)	(2,545)	25%

Total income (loss) from operations	$(949)	$2,938	410%	$(1,887)	$4,674	348%

Gross margin as a percentage of net sales:
Security Products	29%	31%		27%	32%
Furniture Components	13%	21%		13%	23%
Marine Components	9%	18%		(9)%	15%

Total gross margin	21%	26%		19%	27%

Income from operations margin:
Security Products	16%	18%		13%	19%
Furniture Components	(8)%	8%		(4)%	4%
Marine Components	(21)%	(3)%		(47)%	(9)%

Total income from operations margin	(3)%	9%		(3)%	7%

Security Products.  Security Products net sales increased 12% in the second quarter of 2010 compared to the same period last year, and increased 11% in the first six months of 2010 compared to the same period last year.  The increase in sales is primarily due to an increase in customer order rates from most customers resulting from improved economic conditions in North America.  Compared to the same periods in 2009, gross margin percentage increased approximately 1 percentage point for the quarter and 5 percentage points for the six month period.  The increase in gross margin percentage for the quarter was primarily achieved as a result of the positive impact of improved coverage of fixed manufacturing costs from higher sales volume.  The increase in gross margin percentage for the six month period was primarily achieved as a result of the positive impact of (i) a prior year comparative increase of 3 percentage points in our variable contribution margin due to lower comparative material costs (primarily during the first quarter of 2010) and through more efficient use of labor and overhead due to the higher sales in 2010 and (ii) a prior year comparative increase of 2 percentage points relating to improved coverage of fixed manufacturing costs from higher sales volume.  As a result, income from operations percentage for Security Products increased 2 percentage points for the second quarter and 6 percentage points for the six month period as compared to the same periods in the prior year.

Furniture Components.  Furniture Components net sales increased 22% in the second quarter of 2010 compared to the same period last year, and increased 20% in the first six months of 2010 compared to the same period in the prior year.  The increase in sales is primarily due to an increase in customer order rates from most customers resulting from improved economic conditions in North America.  Gross margin percentage increased approximately 8 percentage points for the quarter and 10 percentage points for the six month comparative period.  The increase in gross margin percentage was primarily achieved as a result of the positive impact of (i) a prior year comparative increase of 4 percentage points for the quarter and 5 percentage points for the six month period in our variable contribution margin through more efficient use of labor and overhead due to the higher sales in 2010 and lower material costs and (ii) a prior year comparative increase of 4 percentage points for the quarter and 4 percentage points for the six month period relating to improved coverage of fixed manufacturing costs from higher sales volume each net of the negative impact of changes in currency exchange rates.  With respect to income from operations, the improved gross margin was partially offset by a $971,000 increase in litigation expenses in the year-to-date period.  See Note 11 to the Condensed Consolidated Financial Statements.  As a result, income from operations percentage for Furniture Components increased 16 percentage points for the second quarter and 8 percentage points for the six month period as compared to the same periods in the prior year.

Marine Components.  Marine Components net sales increased 30% in the second quarter of 2010 compared to the same period last year, and increased 40% in the first six months of 2010 compared to the same period last year.  The increase in sales is primarily due to an increase in customer order rates resulting from improved economic conditions in North America.  As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin percentage increased approximately 9 percentage points for the quarter and 24 percentage points for the six month comparative period.  Consequently, the loss from operations decreased to $78,000 in the second quarter of 2010 compared to $439,000 in the same period last year, and decreased to $447,000 in the first six months of 2010 compared to $1.6 million in the same period in the prior year.

Outlook.  Demand for CompX’s products has increased as conditions in the overall economy have improved, although there is still uncertainty as to the sustainability of the related increase in sales.  While changes in market demand are not within its control, CompX is focused on the areas that it can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  CompX expects its lean manufacturing and cost improvement initiatives to continue to positively impact productivity and result in a more efficient infrastructure that we are beginning to leverage as growth in demand returns.  Additionally, CompX continues to seek opportunities to gain market share in markets that it currently serves, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden its sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  The cost of commodity raw materials began to increase during the first half of 2010 as compared to the end of 2009 and we currently expect these costs to continue to be volatile during the remainder of 2010.  CompX generally seeks to mitigate the impact of fluctuations in raw material costs on its margins through improvements in production efficiencies or other operating cost reductions as well as through occasional larger quantity tactical spot buys of raw materials which may result in higher inventory balances for a period of time.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

As discussed in Note 11 to the Condensed Consolidated Financial Statements, a competitor has filed claims against CompX for patent infringement.  CompX has denied the allegations of patent infringement and is defending the lawsuits vigorously.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to continue to incur costs defending against such claims during the short term that are likely to be material.

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

In addition to insurance recoveries discussed above, our insurance recoveries in the first six months of 2010 include an insurance recovery recognized in the first quarter in connection with the litigation settlement discussed in Note 11 to our Condensed Consolidated Financial Statements.  We had insurance coverage for a portion of the litigation settlement expense, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage.

Litigation settlement expense and corporate expense – The $32.2 million litigation settlement expense is discussed in Note 11 to our Condensed Consolidated Financial Statements.  Corporate expenses were $2.7 million in the second quarter of 2010, $2.3 million or 46% lower than in the second quarter of 2009 primarily due to lower litigation and related costs and lower environmental expense in 2010.  Included in corporate expense are:

•	litigation and related costs of $2.0 million in 2010 compared to $2.8 million in 2009 and
•	an environmental credit of $981,000 in 2010, compared to an expense of $150,000 in 2009.

Corporate expenses were $7.3 million in the first six months of 2010, $2.0 million or 21% lower than in the first six months of 2009 primarily due to lower litigation and related costs and lower environmental expense in 2010.  Included in corporate expense are:

•	litigation and related costs (exclusive of the litigation settlement discussed above) of $4.9 million in 2010 compared to $5.3 million in 2009 and
•	an environmental credit of $883,000 in 2010, compared to an expense of $229,000 in 2009.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 11 to the Condensed Consolidated Financial Statements.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in the remainder of 2010, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs. See Note 11 to the Condensed Consolidated Financial Statements.

In July 2010, we entered into a settlement agreement with another PRP pursuant to which, among other things, the other PRP reimbursed us for certain remediation costs we had previously incurred for certain sites related to one of our former business units, and PRP also affirmed its full responsibility to indemnify us for all claims (environmental or otherwise) with respect to certain specified sites related to such former business unit as well as indemnify us for any future claims that may arise related to such former business unit.  As a result of the July 2010 settlement agreement, in the third quarter of 2010 we expect to recognize a litigation settlement gain of $5.2 million, consisting of $3.1 million related to the PRP’s cash reimbursement of prior remediation costs and $2.1 million related to a reduction in our accrued environmental remediation costs resulting from the PRP’s agreement to indemnify us.

Provision for income taxes – We recognized an income tax expense of $4.6 million in the first six months of 2010 as compared to $484,000 in the first six months of 2009.  Our income tax expense in the first six months of 2010 includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary.  See Note 10 to our Condensed Consolidated Financial Statements.

Noncontrolling interest in subsidiary - Noncontrolling interest in net income (loss) of subsidiary increased $379,000 in the first six months of 2010 as compared to the first six months of 2009 due to higher earnings of CompX in 2010.

Equity in net income (loss) of Kronos Worldwide, Inc.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2009	2010	Change	2009	2010	Change
	(In millions)			(In millions)
Kronos:
Net sales	$282.0	$380.1	35%	$530.1	$699.8	32%
Cost of sales	267.9	294.9	10%	511.8	554.1	8%

Gross margin	$14.1	$85.2		$18.3	$145.7

Income (loss) from operations	$(21.9)	$38.8		$(48.2)	$60.5
Other, net	.1	-		.1	-
Interest expense	(10.3)	(9.7)		(20.0)	(20.1)
	(32.1)	29.1		(68.1)	40.4
Income tax benefit	(10.3)	9.8		(19.7)	(21.7)

Net income (loss)	$(21.8)	$19.3		$(48.4)	$62.1

Percentage of net sales:
Cost of sales	95%	78%		96%	79%
Income (loss) from operations	(8)%	10%		(9)%	9%

Equity in net income (loss) of Kronos Worldwide, Inc.	$(7.9)	$6.9		$(17.4)	$22.3

TiO2 operating statistics:
Sales volumes*	114	148	30%	211	270	28%
Production volumes*	87	134	54%	151	258	71%

Change in Ti02 net sales:
Ti02 product pricing			6%			3%
Ti02 sales volumes			30%			28%
Ti02 product mix			1%			-%
Changes in currency exchange rates			(2)%			1%

Total			35%			32%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales – Kronos’ net sales increased 35% or $98.1 million compared to the second quarter of 2009 primarily due to a 30% increase in sales volumes along with a 6% increase in average TiO2 selling prices, partially offset by the negative impact of currency exchange rates.  Kronos estimates the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $6 million, or 2%, as compared to the same period in 2009.

Kronos’ net sales increased 32% or $169.7 million compared to the six months ended June 30, 2009 primarily due to a 28% increase in sales volumes along with a 3% increase in average TiO2 selling prices and the positive impact of currency exchange rates.  Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $4 million, or 1%, as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.  Kronos currently expects average selling prices in the second half of 2010 to be higher than the average selling prices in the first six months of 2010.

Kronos’ record sales volumes in the second quarter and first six months of 2010 increased 30% and 28%, respectively, compared to the same periods in 2009 due to higher demand across all market segments resulting from the improvement in current economic conditions.  Kronos expects that demand will continue to remain above 2009 levels for the remainder of the year.

Cost of sales – Kronos’ cost of sales increased $27 million or 10% in the second quarter of 2010 compared to 2009 due to the net impact of a 30% increase in sales volumes, a 54% increase in TiO2 production volumes, lower utility costs of $2.3 million and an increase in maintenance costs of $6.2 million. In addition, cost of sales in the second quarter of 2010 was negatively impacted by approximately $4 million as a result of higher production costs in 2010 at Kronos’ ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 78% in the second quarter of 2010 compared to 95% in the second quarter of 2009 primarily due to the significantly higher production volumes in 2010, as Kronos implemented temporary plant curtailments during the first half of 2009 in order to reduce finished goods inventories to an appropriate level.  Such temporary plant curtailments resulted in approximately $30 million of unabsorbed fixed production costs which were charged directly to cost of sales in the second quarter of 2009.

Kronos’ cost of sales increased $42.3 million or 8% in the six months ended June 30, 2010 compared to the same period 2009 due to the net impact of a 28% increase in sales volumes, a 71% increase in TiO2 production volumes, lower raw material costs of $7.4 million, lower utility costs of $11.7 million and an increase in maintenance costs of $10.9 million. In addition, cost of sales in the first six months of 2010 was negatively impacted by approximately $8 million as a result of higher production costs in 2010 at Kronos’ ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 79% in the first six months of 2010 compared to 96% in the same period 2009 primarily due to the significantly higher production volumes in 2010, as Kronos implemented temporary plant curtailments during the first half of 2009 in order to reduce its finished goods inventories to an appropriate level and due to higher selling prices in the second quarter of 2010.  Such temporary plant curtailments resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income (loss) from operations – Kronos’ income (loss) from operations increased by $60.7 million from an operating loss of $21.9 million in the second quarter of 2009 to operating income of $38.8 million in the second quarter of 2010.   Income (loss) from operations as a percentage of net sales increased to 10% in the second quarter of 2010 from (8)% in the same period for 2009.  This increase is driven by the improvement in gross margin, which increased to 22% in the second quarter of 2010 compared to 5% in the second quarter of 2009.  Kronos’ gross margin increased primarily because of higher sales volumes and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency rates have negatively affected gross margin and income from operations.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $12 million in the second quarter of 2010 as compared to the same period in 2009.

Kronos’ income (loss) from operations increased by $108.7 million from an operating loss of $48.2 million in the first six months of 2009 to operating income of $60.5 million in the first six months of 2010.  Income (loss) from operations as a percentage of net sales increased to 9% in the first six months of 2010 from (9)% in the same period for 2009.  This increase is driven by the improvement in gross margin, which increased to 21% for the first six months of 2010 compared to 4% for the first six months of 2009.  Kronos’ gross margin has increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency exchange rates have negatively affected gross margin and income from operations.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $20 million in the first six months of 2010 as compared to the same period in 2009.

Interest expense – Kronos’ interest expense decreased $.6 million from $10.3 million in the second quarter of 2009 to $9.7 million in the second quarter of 2010 and was comparable in the first six months of 2010 to 2009 due to decreased average borrowings under its revolving credit facilities which offset the effect of higher interest rates on its European credit facility.  The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ provision for income taxes was $9.8 million in the second quarter of 2010 compared to an income tax benefit of $10.3 million in the same period last year.  This increase is primarily due to improved income from operations in the second quarter of 2010 compared to the second quarter of 2009.

Kronos’ income tax benefit was $21.7 million in the first six months of 2010 compared to an income tax benefit of $19.7 million in the same period last year.  Kronos’ income tax benefit in 2010 includes a $35.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of its German corporate and trade tax net operating loss carryforwards.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009), which amounts exclude the adjustment to such carryforwards recognized in the first quarter of 2010.  At June 30, 2010, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if Kronos were to generate losses in its German operations for an extended period of time, it is possible that Kronos might conclude that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of its sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of its non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on sales and income from operations for the periods indicated.
Impact of changes in currency exchange rates Three months ended June 30, 2010 vs June 30, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2010 vs 2009
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(6)	$(6)
Income (loss) From operations	1	(3)	(4)	(8)	(12)

Impact of changes in currency exchange rates Six months ended June 30, 2010 vs June 30, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2010 vs 2009
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$4	$4
Income (loss) From operations	7	(1)	(8)	(12)	(20)

Outlook - During 2009 and to-date in 2010, Kronos has announced various TiO2 price increases, a portion of which were implemented during the second half of 2009 and the first six months of 2010, with portions of the remainder expected to be implemented during the second half of 2010.  Kronos’ average TiO2 selling prices were 3% higher in the first half of 2010 as compared to the first half of 2009, and average selling prices at the end of the first half of 2010 were 5% higher as compared to the end of 2009.  Based on an expected continuation of strong demand levels, Kronos anticipates that its average selling prices will continue to increase during the remainder of 2010.

In response to the worldwide economic slowdown and weak consumer confidence, Kronos reduced its production volumes during the first half of 2009 in order to reduce its finished goods inventory, improve liquidity and match production to market demand.  Overall industry pigment demand has been and is expected to continue to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  While Kronos operated its facilities at approximately 58% of capacity during the first half of 2009, it increased its capacity utilization to approximately 94% during the second half of 2009.  Kronos operated its plants at near full capacity utilization during the first half of 2010 and currently expects to continue to operate its facilities at near full capacity levels during the remainder of 2010.  Kronos’ expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for its products.  Kronos also expects raw material, energy and freight costs will relatively increase during the remainder of 2010 and a portion of any future price increases would compensate for such increases in its operating costs.

Kronos expects that income from operations will be higher in 2010 as compared to 2009, as the favorable effects of the worldwide economic recovery and improving consumer confidence will continue to improve demand in all of its key market segments.  The expected increase in sales volumes for 2010 should allow Kronos to maintain its near full capacity utilization for the remainder of the year.  With such improved capacity utilization levels and higher expected selling prices, Kronos expects to report improved operating and financial performance in 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Cash flows used in operating activities were $7.0 million in the first six months of 2010 compared to cash flows provided by operating activities of $720,000 in the first six months of 2009.

The $7.7 million increase in cash used in operating activities includes the net effect of:

•
higher income from operations in 2010 of $6.0 million (excluding the impact of the litigation settlement and related insurance recoveries in the first six months of 2010, and the litigation settlement gain and the non-cash write-down on assets held for sale in the first six months of 2009),

•	the $19.0 million paid in 2010 in relation to the litigation settlement expense;
•
a higher amount of net cash used by changes in receivables, inventories, payables and accrued liabilities in 2010 of $16.5 million primarily due to the impact of CompX’s increase in sales on accounts receivable, inventories and payables during the first six months of 2010,

•	lower cash paid for income taxes in 2010 of $4.9 million due to the timing of tax payments, and
•	lower cash paid for interest in 2010 of $.7 million.

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

	Six months ended June 30,
	2009	2010
	(In millions)

Cash provided by (used in) operating activities:
CompX	$5.5	$(5.3)
NL Parent and wholly-owned subsidiaries	(2.1)	1.0
Eliminations	(2.7)	(2.7)
Total	$.7	$(7.0)

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, CompX’s average days sales outstanding increased from December 31, 2009 to June 30, 2010. The increase in average days’ sales outstanding was the result of the increase in sales during the first six months of 2010.  Historically, CompX’s December 31 days sales outstanding are low due to the timing of sales and collections in the fourth quarter.  Overall, June 30, 2010 days sales outstanding is comparable to June 30, 2009.

For comparative purposes we have provided comparable prior year numbers below.

	December 31, 2008	June 30, 2009	December 31, 2009	June 30, 2010

Days sales outstanding	41 days	44 days	37 days	45 days
D Days in Inventory	70 days	74 days	64 days	64 days

Investing and financing activities

Net cash provided by investing activities totaled $3.0 million in the first six months of 2010 compared to $16.2 million in the first six months of 2009.

During 2010:
•
we reduced restricted cash and restricted marketable securities by a total of $5.1 million due to the release of funds to us from escrow related to a litigation settlement and due to the reduction of one of our letters of credit,

•	we reduced restricted cash by $.4 million due to payments made on an environmental remediation project, and
•	we had $1.2 million in capital expenditures, substantially all of which related to CompX.

During 2009:
•	we received $11.8 million from the second closing contained in a settlement agreement related to condemnation proceedings on certain real property we formerly owned in New Jersey,
•	we collected $5.6 million on notes receivable from affiliates,
•	we incurred $1.2 million of capital expenditures, substantially all of which relates to CompX, and
•
we purchased approximately 2,800 shares of Valhi in open-market transactions for an aggregate amount of $33,000, and we purchased approximately 14,000 shares of Kronos in open–market transactions for an aggregate amount of $139,000.  See Notes 4 and 5 to our Condensed Consolidated Financial Statements.

Net cash used in financing activities totaled $11.7 million in the first six months of 2010 compared to $13.3 million in the first six months of 2009.

During 2010:
•	we paid $12.2 million or $.25 per share in dividends,
•	we paid $7.0 million for the repurchase of noncontrolling interest in a subsidiary’s stock,
•	we borrowed $2.8 million on a promissory note with Valhi,
•	CompX paid $.4 million in dividends to shareholders other than us, and
•	CompX borrowed $5.0 million under its credit facility.

During 2009:
•	we paid $12.2 million or $.25 per share in dividends,
•	CompX paid $.4 million in dividends to shareholders other than us, and
•	CompX paid $.8 million on its promissory note with TIMET.

In June 2010, we entered into a promissory note with Valhi that allows us to borrow up to $40 million.  Our borrowings from Valhi under the revolving note are unsecured, bear interest at prime rate plus 2.75% (6.00% at June 30, 2010) with all principal due on demand, but in any event no later than December 31, 2011.  The amount of the outstanding borrowings at any time is solely at the discretion of Valhi.

CompX and Kronos are in compliance with all of their debt covenants at June 30, 2010.  Our ability and the ability of our affiliates to borrow funds under credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Provisions contained in CompX’s revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, CompX’s revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of the revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  Although there are no current expectations to borrow on the revolving credit facility to fund working capital, capital expenditures, debt service or dividends (if declared), lower future operating results could reduce or eliminate our amount available to borrow and restrict future dividends.

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

At June 30, 2010, there was $5 million outstanding under CompX’s $37.5 million revolving credit facility that matures in January 2012.  Although CompX’s bank credit facility has a remaining capacity of $32.5 million, only $21 million is currently available to borrow due to debt covenant restrictions.  CompX expects to repay the $5.0 million currently outstanding, as cash flows permit, prior to the maturity of the facility in January 2012.

At June 30, 2010, we had an aggregate of $17.2 million of restricted and unrestricted cash and cash equivalents.  A detail by entity is presented in the table below.
Amount
(In millions)

CompX	$7.6
NL Parent and wholly-owned subsidiaries	9.6

Total	$17.2

In addition, at June 30, 2010 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $84.6 million.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2011).  If actual developments differ from our expectations, our liquidity could be adversely affected.  In this regard, during 2010 we have borrowed and expect to continue to borrow funds from Valhi in order to meet our cash requirements, and Valhi (at its sole discretion) has agreed to loan us up to $40 million ($2.8 million outstanding at June 30, 2010).

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2010 approximated $308,000.  CompX’s 2010 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.8 million shares of CompX we held at June 30, 2010, we would receive annual dividends from CompX of $5.4 million.  In addition, Valhi pays regular quarterly dividends of $.10 per share.  Based on the 4.8 million shares of Valhi we held at June 30, 2010, we would receive annual dividends from Valhi of $1.9 million.

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

Recent accounting pronouncements

There have been no recent accounting pronouncements during the first six months of 2010.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report and Note 11 to the Condensed Consolidated Financial Statements.  There have been no material changes in these market risks during the first six months of 2010.

CompX has substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

In addition to the matters discussed below, refer to Note 11 to our Condensed Consolidated Financial Statements, to our 2009 Annual Report and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411).  In May 2010, the appellate court lifted the stay.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657).In July 2010, the California Supreme Court ruled that public entities could pursue this public nuisance case assisted by private counsel on a contingent fee basis after revising the respective retention agreements to conform with the requirements set forth in the Supreme Court’s opinion.  The Supreme Court (1) clarified that the government attorneys overseeing the external, contingency fee counsel must, at a minimum, retain complete control over the course and conduct of the case; retain veto power over any decisions made by outside counsel; and be personally involved in overseeing the litigation and (2) remanded the case for further proceedings consistent with its opinion.

Lauren Brown v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 03L 012425).  In June 2010, the case was dismissed with prejudice.

Hess, et al. v. NL Industries, Inc., et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 052-11799).  In June 2010, the case was dismissed with prejudice.

Circuit Court Cases in Milwaukee County, Wisconsin.  In April 2010, Gibson, one of the four cases removed to federal court, was scheduled for trial in April 2012.  In June 2010, defendant ARCO’s motion for summary judgment was granted.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  We filed a motion for judgment notwithstanding the verdict and in June 2010, the court denied the motion.

United States of America v. Halliburton Energy Services, Inc., et al. (U.S. District Court, Southern District of Texas, Civil Action No. 07-cv-03795). In July 2010, this matter was resolved in NL’s favor, with no expectation of future liability to us.

Brown, et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 09-002458 CE).  In May 2010, plaintiffs filed a Notice of Appeal to appeal the dismissal of the case.

New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County).  In June 2010, the court lifted the stay on discovery as to all third-party defendants.

Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117).  In May 2010, the court granted our Motion to Dismiss.  In June 2010, plaintiffs filed an appeal to the United States Court of Appeals for the Third Circuit.

Malone Superfund Site, Texas City, Texas.  In July 2010, this matter was resolved in NL’s favor, with no expectation of future liability to NL.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2009 Annual Report.  There have been no material changes to such risk factors during the first six months of 2010.

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

                                          NL INDUSTRIES, INC.
                                         (Registrant)

Date August 3, 2010	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date August 3, 2010	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)