Form 10-Q
period 2010-09-30
NL INDUSTRIES INC
filed 2010-11-01
CIK 72162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Number of shares of the registrant's common stock outstanding on October 29, 2010: 48,630,934.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2009; September 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three and nine months ended September 30, 2009 and 2010	5

	Condensed Consolidated Statement of Equity
	and Comprehensive Income -
	Nine months ended September 30, 2010 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Nine months ended September 30, 2009 and 2010	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	43

Item 4.	Controls and Procedures	43

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45
Item 6.	Exhibits	45

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2009	September 30, 2010
	(unaudited)

Current assets:
Cash and cash equivalents	$24,555	$12,746
Restricted cash and cash equivalents	7,157	6,324
Marketable securities	5,225	52
Accounts and other receivables, net	17,053	18,359
Inventories, net	16,266	18,033
Prepaid expenses and other	1,349	2,162
Deferred income taxes	5,039	5,040

Total current assets	76,644	62,716

Other assets:
Marketable equity securities	85,073	126,181
Investment in Kronos Worldwide, Inc.	112,766	146,932
Goodwill	44,316	44,461
Assets held for sale	2,800	2,307
Other assets, net	17,026	16,554

Total other assets	261,981	336,435

Property and equipment:
Land	12,368	12,563
Buildings	34,261	34,525
Equipment	126,203	127,260
Construction in progress	1,180	785
	174,012	175,133
Less accumulated depreciation	109,646	114,360

Net property and equipment	64,366	60,773

Total assets	$402,991	$459,924

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND EQUITY	December 31, 2009	September 30, 2010
		(unaudited)

Current liabilities:
Current maturities of long-term debt	$-	$9,950
Accounts payable	6,664	6,618
Accrued liabilities	26,549	15,791
Accrued environmental costs	8,328	7,522
Income taxes	332	533

Total current liabilities	41,873	40,414

Non-current liabilities:
Long-term debt	42,540	64,480
Accrued environmental costs	37,518	32,984
Accrued pension costs	12,233	11,422
Accrued postretirement benefit (OPEB) costs	8,307	8,093
Deferred income taxes	55,750	77,603
Other	19,112	18,679

Total non-current liabilities	175,460	213,261

Equity:
NL stockholders' equity:
Common stock	6,076	6,078
Additional paid-in capital	311,939	299,469
Retained earnings	-	5,416
Accumulated other comprehensive loss	(143,411)	(115,571)

Total NL stockholders' equity	174,604	195,392

Noncontrolling interest in subsidiary	11,054	10,857

Total equity	185,658	206,249

Total liabilities and equity	$402,991	$459,924

Commitments and contingencies (Notes 10 and 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(unaudited)

Net sales	$29,411	$35,740	$87,126	$102,924
Cost of sales	22,446	26,042	69,141	75,272

Gross margin	6,965	9,698	17,985	27,652

Selling, general and administrative expense	6,910	5,936	19,040	19,278
Other operating income (expense):
Insurance recoveries	1,384	307	4,098	18,578
Litigation settlement gain	-	5,264	11,313	5,264
Litigation settlement expense	-	-	-	(32,174)
Assets held for sale write-down	-	(500)	(717)	(500)
Other income (expense), net	(221)	(126)	(260)	89
Corporate expense	(4,997)	(3,586)	(14,319)	(10,930)

Income (loss) from operations	(3,779)	5,121	(940)	(11,299)

Equity in net income (loss) of Kronos Worldwide, Inc.	3,072	11,557	(14,350)	33,894
Other income (expense):
Interest and dividends	681	606	2,096	1,853
Interest expense	(229)	(459)	(845)	(959)

Income (loss) before taxes	(255)	16,825	(14,039)	23,489

Provision for income taxes (benefit)	(3,442)	5,114	(2,958)	9,685

Net income (loss)	3,187	11,711	(11,081)	13,804

Noncontrolling interest in net income (loss) of subsidiary	67	217	(214)	315

Net income (loss) attributable to NL stockholders	$3,120	$11,494	$(10,867)	$13,489

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$.06	$.24	$(.22)	$.23

Cash dividend per share	$.125	$.125	$.375	$.375

Basic and diluted average shares outstanding	48,614	48,630	48,607	48,625

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2010

(In thousands)

	NL stockholders’ equity
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total	Comprehensive
	stock	capital	earnings	loss	subsidiary	equity	income
				(unaudited)

Balance at December 31, 2009	$6,076	$311,939	$-	$(143,411)	$11,054	$185,658

Net income	-	-	13,489	-	315	13,804	$13,804

Other comprehensive income, net	-	-	-	27,840	85	27,925	27,925

Issuance of NL common stock	2	131	-	-	-	133

Dividends	-	(10,162)	(8,073)	-	(606)	(18,841)

Other, net	-	(2,439)	-	-	9	(2,430)

Balance at September 30, 2010	$6,078	$299,469	$5,416	$(115,571)	$10,857	$206,249

Comprehensive income							$41,729

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2009	2010
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(11,081)	$13,804
Depreciation and amortization	6,271	5,916
Deferred income taxes	(3,857)	6,810
Equity in net (income) loss of Kronos Worldwide, Inc.	14,350	(33,894)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	601	575
Other postretirement benefit expense	279	193
Litigation settlement gain	(11,313)	-
Litigation settlement expense:
Accrued	-	32,174
Settlement payments made	-	(19,012)
Assets held for sale write-down	717	500
Other, net	1,132	617
Change in assets and liabilities:
Accounts and other receivables, net	9,808	(5,421)
Inventories, net	5,131	(2,144)
Prepaid expenses and other	904	(800)
Accrued environmental costs	(4,413)	(5,340)
Accounts payable and accrued liabilities	(957)	(1,801)
Income taxes	(982)	1,972
Accounts with affiliates	(1,045)	2,267
Other, net	(1,717)	(1,358)

Net cash provided by (used in) operating activities	3,828	(4,942)

Cash flows from investing activities:
Capital expenditures	(1,786)	(1,474)
Proceeds from real estate–related litigation settlement	11,800	-
Change in restricted cash equivalents and marketable debt securities, net	489	6,058
Collections of loans to affiliates	8,090	-
Collection of note receivable	261	-
Proceeds from disposal of marketable securities	89	280
Purchase of:
Marketable securities	-	(326)
Kronos common stock	(139)	-
Valhi common stock	(33)	-

Net cash provided by investing activities	18,771	4,538

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine months ended September 30,
	2009	2010
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(18,228)	$(18,235)
Distributions to noncontrolling interests in subsidiary	(605)	(606)
Proceeds from issuance of common stock	84	68
Repurchase of noncontrolling interest in subsidiary	-	(6,988)
Indebtedness:
Borrowings	-	14,200
Repayments	(750)	-
Deferred financing cost paid	(133)	(29)

Net cash used in financing activities	(19,632)	(11,590)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	2,967	(11,994)
Currency translation	208	185
Cash and cash equivalents at beginning of period	16,450	24,555

Cash and cash equivalents at end of period	$19,625	$12,746

Supplemental disclosures:
Cash paid (received) for:
Interest	$1,149	$470
Income taxes, net	1,631	(1,471)
Non-cash investing activity:
Accrual for capital expenditures	143	54

Non-cash financing activity:
Promissory note payable incurred in connection with litigation settlement	-	18,000

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(unaudited)

Note 1 -        Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at September 30, 2010.  Approximately 94% of Valhi's outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the SEC on March 9, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2009 Consolidated Financial Statements contained in our 2009 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2009	September 30, 2010
	(In thousands)

Trade receivables	$12,204	$18,032
Accrued insurance recoveries	465	96
Other receivables	133	88
Receivable from affiliates:
Income taxes from Valhi	2,880	508
Other	8	-
Refundable income taxes	1,844	12
Allowance for doubtful accounts	(481)	(377)

Total	$17,053	$18,359

Note 3 – Inventories, net:

	December 31, 2009	September 30, 2010
	(In thousands)

Raw materials	$4,830	$6,425
Work in process	6,151	6,765
Finished products	5,285	4,843

Total	$16,266	$18,033

Note 4 - Marketable securities:

	December 31, 2009	September 30, 2010
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,225	$-
Other marketable securities	-	52

Total	$5,225	$52

Noncurrent assets (available-for-sale):
Valhi common stock	$66,930	$97,257
TIMET common stock	18,143	28,924

Total	$85,073	$126,181

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)
December 31, 2009:
Current assets (available-for-sale)-
Restricted debt securities	$5,225	$-	$5,225

Noncurrent assets (available-for-sale):
Valhi common stock	$66,930	$66,930	$-
TIMET common stock	18,143	18,143	-

Total	$85,073	$85,073	$-

September 30, 2010:
Current assets (available-for-sale)-
Other marketable securities	$52	$52	$-

Noncurrent assets (available-for-sale):
Valhi common stock	$97,257	$97,257	$-
TIMET common stock	28,924	28,924	-

Total	$126,181	$126,181	$-

We held no level 3 securities at September 30, 2010 or December 31, 2009.  Restricted debt securities at December 31, 2009 collateralized certain of our outstanding letters of credit.  Such investments matured during the first half of 2010 and are now held in investments classified as restricted cash equivalents at September 30, 2010.

Our investments in related parties’ Valhi and Titanium Metals Corporation (“TIMET”) common stock are accounted for as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurements and Disclosures.  We held approximately 4.2%, or 4.8 million shares, of Valhi’s outstanding common stock and .8%, or 1.4 million shares, of TIMET’s outstanding common stock at December 31, 2009 and September 30, 2010.  At September 30, 2010, the quoted market price of Valhi’s and TIMET’s common stock was $20.30 and $19.96 per share, respectively.  At December 31, 2009, such quoted market prices were $13.97 and $12.52 per share, respectively.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2009 and September 30, 2010, we owned approximately 17.6 million shares of Kronos common stock.  At September 30, 2010, the quoted market price of Kronos’ common stock was $39.84 per share, or an aggregate market value of $701.6 million.  At December 31, 2009, the quoted market price was $16.25, or an aggregate market value of $286.2 million.  We have pledged certain shares of our Kronos common stock (and a nominal number of shares of our CompX common stock), as indicated in Note 11.

The change in the carrying value of our investment in Kronos during the first nine months of 2010 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$112.8
Equity in net income of Kronos	33.9
Other, principally equity in other comprehensive income items of Kronos	.2

Balance at the end of the period	$146.9

Selected financial information of Kronos is summarized below:

	December 31, 2009	September 30, 2010
	(In millions)

Current assets	$529.9	$568.6
Property and equipment, net	499.7	463.3
Investment in TiO2 joint venture	98.7	96.9
Other noncurrent assets	196.7	200.4

Total assets	$1,325.0	$1,329.2

Current liabilities	$215.4	$204.7
Long-term debt	611.1	539.9
Accrued pension and postretirement benefits	131.7	121.0
Other noncurrent liabilities	54.3	56.3
Stockholders’ equity	312.5	407.3

Total liabilities and stockholders’ equity	$1,325.0	$1,329.2

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In millions)		(In millions)

Net sales	$310.1	$376.6	$840.2	$1,076.4
Cost of sales	250.6	280.4	762.4	834.5
Income (loss) from operations	21.1	57.0	(26.9)	117.5
Net income (loss)	8.6	32.1	(39.9)	94.1

    On October 28, 2010, Kronos announced the pricing of a public offering of 7.8 million shares of its common stock in an underwritten offering.  Kronos intends to use the $293.5 million net proceeds of this offering for its general corporate purposes.  Subject to customary closing conditions, the offering is expected to close on November 2, 2010.  Kronos has also granted the underwriters a 30-day option to purchase up to an additional 1.17 million shares of its common stock to cover overallotments, if any, which if exercised in full would generate an additional $44.1 million net proceeds to Kronos.  This disclosure does not constitute an offer to sell or a solicitation of an offer to buy nor shall there be any sale of its common stock in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state or other jurisdiction.  Upon completion of the offering, our ownership of Kronos would be reduced to 31.0% (30.4% if the underwriters’ over-allotment option were to be exercised in full).

Note 6 – Intangible and other noncurrent assets:

	December 31, 2009	September 30, 2010
	(In thousands)

Promissory note receivable	$15,000	$15,000
Patents and other intangible assets, net	1,408	974
Other	618	580

Total	$17,026	$16,554

Note 7 – Accrued liabilities:

	December 31, 2009	September 30, 2010
	(In thousands)

Current:
Employee benefits	$7,561	$8,875
Professional fees and legal settlements	6,747	2,748
Payable to affiliates:
Accrued interest payable to TIMET	-	740
Other	583	471
Reserve for uncertain tax positions	59	-
Other	11,599	2,957

Total	$26,549	$15,791

Noncurrent:
Reserve for uncertain tax positions	$16,936	$16,937
Insurance claims and expenses	659	617
Other	1,517	1,125

Total	$19,112	$18,679

Note 8 – Long-term debt:
	December 31, 2009	September 30, 2010
	(In thousands)
NL:
Promissory note payable to Valhi	$-	$9,200
Promissory note issued in conjunction with litigation settlement	-	18,000
Subtotal	-	27,200

Subsidiary debt:
CompX credit facility	-	5,000
CompX promissory note payable to TIMET	42,540	42,230
Subtotal	42,540	47,230

Total debt	42,540	74,430

Less current maturities	-	9,950

Total long-term debt	$42,540	$64,480

NL - In June 2010, we entered into a promissory note with Valhi that allows us to borrow up to $40 million.  Our borrowings from Valhi under the revolving note are unsecured, bear interest at prime rate plus 2.75% (6.00% at September 30, 2010) with all principal due on demand, but in any event no later than December 31, 2011.  The amount of the outstanding borrowings at any time is solely at the discretion of Valhi.

The $18.0 million promissory note is discussed in Note 11.

CompX - During the first nine months of 2010, CompX borrowed $5.0 million under its revolving bank credit facility that matures in January 2012.  The average interest rate on this outstanding borrowing at September 30, 2010 was 3.5%.

We are in compliance with all of our debt covenants at September 30, 2010.  Our ability and the ability of our affiliates to borrow funds under credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

Note 9 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In thousands)

Interest cost	$736	$717	$2,164	$2,173
Expected return on plan assets	(830)	(843)	(2,470)	(2,527)
Recognized actuarial losses	307	308	906	929

Total	$213	$182	$600	$575

Postretirement benefits - The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In thousands)

Interest cost	$137	$108	$413	$327
Amortization of prior service credit	(44)	(44)	(134)	(134)

Total	$93	$64	$279	$193

Contributions – We expect our 2010 contributions for our pension and other postretirement benefit plans to be consistent with the amount disclosed in our 2009 Annual Report.

Note 10 - Income tax provision:

	Nine months ended September 30,
	2009	2010
	(In millions)

Expected tax provision (benefit) at U.S. federal statutory income tax rate of 35%	$(4.9)	$8.2
Non-U.S. tax rates	-	(.4)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	1.8	2.1
U.S. state income taxes, net	(.6)	.2
Change in reserve for uncertain tax positions, net	.7	-
Nondeductible expenses	.2	.2
Nontaxable income	-	(.4)
Other, net	(.2)	(.2)

Total	$(3.0)	$9.7

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $.1 million during the next twelve months due to certain statutes of limitations.

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. (federal and state) and non-U.S. withholding taxes that would be incurred when undistributed earnings of a non-U.S. subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future.  Prior to March 31, 2010, we had not recognized a deferred income tax liability related to incremental income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary, as those earnings were deemed to be permanently reinvested.  GAAP requires us to reassess the permanent reinvestment conclusion on an ongoing basis to determine if our intentions have changed.  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of CompX’s Taiwanese subsidiary could no longer be considered to be permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary.  Consequently, all of the undistributed earnings of CompX’s non-U.S. operations are now considered to be not permanently reinvested.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could include, among other things, new assertions of liability, revised expectations regarding the nature, timing and extent of any remediation required or revised estimates of the allocation of remediation costs among PRPs, and such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At September 30, 2010, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first nine months of 2010 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$45,846
Reductions charged against expense, net	(354)
Settlement agreement	(1,979)
Payments, net	(3,007)

Balance at the end of the period	$40,506

Amounts recognized in the balance sheet at the end of the period:
Current liability	$7,522
Noncurrent liability	32,984

Total	$40,506

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations.  At September 30, 2010, we had accrued approximately $41 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $75 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At September 30, 2010, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

In July 2010, we entered into a settlement agreement with another PRP pursuant to which, among other things, the other PRP reimbursed us for certain remediation costs we had previously incurred for certain sites related to one of our former business units, and such PRP also affirmed its full responsibility to indemnify us for all claims (environmental or otherwise) with respect to certain specified sites related to such former business unit as well as indemnify us for any future claims that may arise related to such former business unit.  As a result of the July 2010 settlement agreement, in the third quarter of 2010 we recognized a litigation settlement gain of $5.3 million, consisting of $3.2 million related to the PRP’s cash reimbursement of prior remediation costs, $2.0 million related to a reduction in our accrued environmental remediation costs and $.1 reversal of legal settlement costs resulting from the PRP’s agreement to indemnify us.

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

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  Accordingly, insurance recoveries are recognized when the receipt is probable and the amount is determinable.

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

CompX

On February 10, 2009, Humanscale Corporation (“Humanscale”) filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC commence an investigation pursuant to the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard support products into the U.S. by CompX’s Canadian subsidiary.  The products were alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint sought as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. On July 9, 2010, the ITC issued its final ruling that CompX had not infringed on the Humanscale patent and that the patent is invalid.  Humanscale has chosen not to appeal the ITC’s ruling.  Humanscale also had previously filed a complaint for patent infringement in the United States District Court for the Eastern District of Virginia against CompX involving the identical patent in question in the ITC case.  That claim was stayed by the Court pending the outcome of the ITC case.  With the issuance of the final determination in the ITC case, Humanscale has filed for dismissal of their action in the U.S. District Court.

On March 30, 2009, CompX filed in the U.S. District Court for the Eastern District of Virginia a counterclaim of patent infringement against Humanscale for infringement of certain of CompX’s keyboard support patents by Humanscale’s models 2G, 4G and 5G support arms.  A jury trial was completed on February 25, 2010 relating to CompX’s counterclaims with the jury finding that Humanscale infringed on its patents and awarded damages to CompX of approximately $20 million for past royalties.  The judge issued the final judgment on October 19, 2010, which confirmed the dismissal of the Humanscale claims and the jury verdict and their award of damages in the amount of approximately $20 million.  Humanscale appealed to the U.S. Court of Appeals for the Federal Circuit the outcome of the trial prior to the issuance of the final judgment by the District Court.  Due to the uncertain nature of the ongoing legal proceedings, we have not accrued a receivable for the amount of the award at September 30, 2010.

While we currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we may incur costs resolving such claims during the short-term that could be material.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31,
2009 and September 30, 2010:

	December 31, 2009		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$36.9	$36.9	$19.1	$19.1

Promissory note receivable	15.0	15.0	15.0	15.0

Notes payable to affiliates	42.2	42.2	51.4	51.4

CompX bank credit facility	-	-	5.0	5.0

Promissory note payable	-	-	18.0	18.0

Noncontrolling interest in CompX common stock	11.1	12.2	10.9	21.4

NL stockholders’ equity	174.6	337.4	195.4	441.6

The fair value of our noncurrent marketable equity securities, restricted marketable debt securities, noncontrolling interest in CompX and NL stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  The fair value of our promissory note receivable and our variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.  The fair values of our promissory note receivable, long-term debt and notes payable to affiliates are Level 2 inputs.

Note 13 – Assets held for sale:

Our assets held for sale consist of two properties (primarily land, buildings and building improvements) formerly used in our component products operations.  These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  Assets held for sale are stated at the lower of depreciated cost or fair value less cost to sell.  During the third quarter of 2010, and as weak economic conditions continued longer than expected, we obtained an independent appraisal for the larger of these two properties.  Based on this appraisal we recorded a write-down of $500,000 during the third quarter of 2010 to reduce the carrying value of the asset to its aggregate estimated fair value less cost to sell.  This charge is included in income from operations.  The appraisal represents a Level 2 input.  The carrying value of the other property is not significant.  Both properties are being actively marketed; however we cannot be certain of the timing of the disposition of these assets.

Note 14 – Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period.  A reconciliation of the numerator used in the calculation of earnings (loss) per share is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands)

Net income (loss) attributable to NL stockholders	$3,120	$11,494	$(10,867)	$13,489
Paid-in capital adjustment	-	-	-	(2,513)
Adjusted net income (loss) attributable to NL Stockholders	$3,120	$11,494	$(10,867)	$10,976

The paid-in capital adjustment is discussed in Note 11.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business and results of operations overview

We are primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  We also own a noncontrolling interest in Kronos Worldwide, Inc.  Both CompX (NYSE: CIX) and Kronos (NYSE: KRO) file periodic reports with the Securities and Exchange Commission (“SEC”).

CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.

We account for our 36% noncontrolling interest in Kronos by the equity method.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature.  Statements found in this report including, but not limited to, the statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC, which include, but are not limited to, the following:

•	Future supply and demand for our products;
•	The extent of the dependence of certain of our businesses on certain market sectors;
•	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
•
Customer inventory levels (such as the extent to which Kronos’ customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases);

•	Changes in raw material and other operating costs (such as energy and steel costs);
•
General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products);

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China);
•	Customer and competitor strategies;
•	Potential consolidation or solvency of Kronos’ competitors;
•	Demand for office furniture;
•	Demand for high performance marine components;
•	Substitute products;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	Our ability to protect our intellectual property rights in our technology;
•	The introduction of trade barriers;
•	Service industry employment levels;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries,
•	Our ability to maintain sufficient liquidity;
•	The extent to which our subsidiaries were to become unable to pay us dividends;
•	CompX’s and Kronos’ ability to renew or refinance debt;
•	CompX’s ability to comply with covenants contained in its revolving bank credit facility;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business;
•	Uncertainties associated with the development of new product features;
•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria;
•
Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation at sites related to our former operations);

•
Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products);

•	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
•	Possible future litigation.

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

Results of Operations

Net Income (Loss) Overview

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Our net income attributable to NL stockholders was $11.5 million, or $.24 per share, in the third quarter of 2010 compared to $3.1 million, or $.06 per share, in the third quarter of 2009.  As more fully discussed below, our income per share increased from 2009 to 2010 primarily due to the net effect of:

•	higher equity in net income from Kronos in 2010,
•	income from operations from component products in 2010 as compared to a loss in 2009,
•	a pre-tax litigation settlement gain of $5.3 million in 2010,
•	an asset held for sale write-down of $.5 million in 2010,
•	higher environmental remediation expense in 2009 and
•	higher insurance recoveries in 2009.

Our 2010 net income attributable to NL stockholders includes a litigation settlement gain of $.07 per share related to a settlement agreement we entered into with another PRP for certain environmental matters.

Our 2009 net income attributable to NL stockholders includes income of $.02 per share related to certain insurance recoveries.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Our net income attributable to NL stockholders was $13.5 million, or $.23 per share, in the first nine months of 2010 compared to a net loss of $10.9 million, or $.22 per share, in the first nine months of 2009.  As more fully discussed below, the increase in our net income per share from 2009 to 2010 is primarily due to the net effect of:

•	equity in net income from Kronos in 2010 as compared to equity in losses in 2009,
•	a pre-tax litigation settlement gain of $11.3 million in 2009,
•	a pre-tax litigation settlement gain of $5.3 million in 2010,
•	income from operations from component products in 2010 as compared to a loss in 2009,
•	a litigation settlement expense in 2010 as discussed below,
•	lower environmental remediation expense in 2010,
•	lower litigation and related expenses in 2010, and
•	higher insurance recoveries in 2010 primarily related to the litigation settlement expense.

Our 2010 net income attributable to NL stockholders includes:

•
income included in our equity in earnings of Kronos of $.17 per share related to an income tax benefit recognized by Kronos in the first quarter related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues,

•	income of $.25 per share related to certain insurance recoveries we recognized,
•	income of $.07 per share related to a settlement agreement we entered into with another PRP for certain environmental matters,
•	a charge of $.43 per share related to a litigation settlement expense,
•
a charge of $.03 per share, net of noncontrolling interest, related to recognition of a deferred income tax liability associated with a determination that certain undistributed earnings of CompX’s Taiwanese subsidiary can no longer be considered to be permanently reinvested, and

•	a write-down of assets held for sale of $.01 per share.

Our 2009 net loss attributable to NL stockholders includes:

•	a litigation settlement gain of $.15 per share related to the settlement of condemnation proceedings on real property we owned,
•	income of $.05 per share related to certain insurance recoveries, and
•	a write-down of assets held for sale of $.01 per share.

Income (loss) from Operations

The following table shows the components of our income (loss) from operations.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2009	2010	Change	2009	2010	Change
	(In millions)			(In millions)

CompX	$(.2)	$3.1	n.m.	$(2.0)	$7.8	482%
Insurance recoveries	1.4	.3	(78)%	4.1	18.6	353%
Litigation settlement expense	-	-	-	-	(32.2)	-
Litigation settlement gain	-	5.3	-	11.3	5.3	(53)%
Corporate expense and other, net	(5.0)	(3.6)	(28)%	(14.3)	(10.8)	(24)%

Income (loss) from operations	$(3.8)	$5.1	234%	$(.9)	$(11.3)	n.m.

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

CompX International Inc.

	Three months ended				Nine months ended
	September 30,			%	September 30,		%
	2009		2010	Change	2009	2010	Change
	(In millions)				(In millions)

Net sales	$29.4		$35.7	22%	$87.1	$102.9	18%
Cost of sales	22.4		26.1	16%	69.1	75.3	9%

Gross margin	$7.0		$9.6		$18.0	$27.6

Income (loss) from operations	$(.2)		$3.1	n.m.	$(2.0)	$7.8	482%

Percentage of net sales:
Cost of sales	76%		73%		79%	73%
Income (loss) from operations	(1	) %	9%		(2)%	8%

n.m. - not meaningful

Net sales – Net sales increased 22% in the third quarter of 2010 and   increased 18% in the first nine months of 2010 as compared to the same periods of 2009.  Net sales increased due to an increase in order rates from our customers resulting from improving economic conditions in North America.  For the nine-month period comparison, CompX’s Furniture Components, Security Products and Marine Components businesses accounted for approximately 59%, 31% and 10%, respectively, of the total increase in sales.  Furniture Components sales were a greater percentage of the total increase because this business experienced a greater contraction in demand during the economic downturn in 2009 resulting in a greater relative increase as customer demand began to return.  CompX’s Marine Components business accounted for a smaller percentage of the total increase due to its smaller sales volume.

Cost of sales and gross margin – Cost of sales as a percentage of sales decreased by 3% in the third quarter of 2010 and decreased 6% in the first nine months compared to the same periods in 2009.  As a result, gross margin increased over the same periods.  The resulting increase in gross margin is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains.

Income (loss) from operations - Our component products income (loss) from operations improved to income for both the third quarter and first nine months of 2010 compared to losses in the same periods in 2009.  Income from operations improved for both comparative periods primarily due to the impact of higher sales and the related leveraging of fixed expenses as well as lower litigation expense, partially offset by a negative impact of relative changes in currency exchange rates.  As a percentage of net sales, operating costs and expenses decreased 2% in the third quarter and in the first nine months of 2010 compared to the same periods in 2009 primarily due to selling, general and administrative costs increasing at a slower rate than sales volumes.  In addition, CompX recorded lower patent litigation expenses relating to Furniture Components in both the three month and nine month periods of 2010 compared to the same periods of 2009, primarily due to the timing of litigation proceedings.  See Note 11 to the Condensed Consolidated Financial Statements.

Assets held for sale - During the third quarter of 2010, CompX recorded a write-down on assets held for sale of $500,000.  During the second quarter of 2009, CompX also recorded a write-down of assets held for sale of $717,000,   See Note 13 to the Condensed Consolidated Financial Statements.

Currency - CompX’s Furniture Components business has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in non-U.S. currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  CompX’s Furniture Component business’s net sales were positively impacted while its income from operations was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year.

Impact of changes in currency exchange rates Three months ended September 30, 2010 vs September 30, 2009
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency
	2009	2010	Change	changes	impact
(in thousands)
Impact on:
Net sales	$-	$-	$-	$150	$150
Income from operations	(175)	(126)	49	(252)	(203)

Impact of changes in currency exchange rates Nine months ended September 30, 2010 vs September 30, 2009
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency
	2009	2010	Change	changes	impact
(in thousands)
Impact on:
Net sales	$-	$-	$-	$893	$893
Income from operations	(189)	(59)	130	(1,385)	(1,255)

The positive impact on sales relates to CompX’s sales denominated in non-U.S. dollar currencies which translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on income from operations results from CompX’s U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2009	2010	Change	2009	2010	Change
	(Dollars in thousands)

Net sales:
Security Products	$16,150	$17,723	10%	$46,863	$51,740	10%
Furniture Components	11,583	16,119	39%	35,172	44,504	27%
Marine Components	1,678	1,898	13%	5,091	6,680	31%

Total net sales	$29,411	$35,740	22%	$87,126	$102,924	18%

Gross margin:
Security Products	$5,241	$5,770	10%	$13,515	$16,617	23%
Furniture Components	1,676	3,753	124%	4,734	10,136	114%
Marine Components	48	175	265%	(264)	899	441%

Total gross margin	$6,965	$9,698	39%	$17,985	$27,652	54%

Income (loss) from operations:
Security Products	$3,282	$3,680	12%	$7,386	$10,261	39%
Furniture Components	(1,574)	1,630	204%	(2,575)	2,715	205%
Marine Components	(539)	(393)	27%	(2,129)	(840)	61%
Corporate operating expense(a)	(1,328)	(1,778)	(34)%	(4,728)	(4,323)	9%

Total income (loss) from CompX operations	$(159)	$3,139	n.m.	$(2,046)	$7,813	482%

Gross margin as a percentage of net sales:
Security Products	32%	33%		29%	32%
Furniture Components	14%	23%		13%	23%
Marine Components	3%	9%		(5)%	13%

Total gross margin	24%	27%		21%	27%

Operating income margin:
Security Products	20%	21%		16%	20%
Furniture Components	(14)%	10%		(7)%	6%
Marine Components	(32)%	(21)%		(42)%	(13)%

Total income from CompX operations margin	(1)%	9%		(2)%	8%
____________________________

n.m. - not meaningful

(a) Corporate operating expense includes $717,000 and $500,000 of write-downs of assets held for sale in the second quarter of 2009 and the third quarter of 2010, respectively.

Security Products.  Security Products net sales increased 10% in both the third quarter of 2010 and the first nine months of 2010 compared to the same periods in the prior year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Compared to the same period in 2009, the 2010 third quarter gross margin and income from operations percentages improved only slightly, as by the third quarter of 2009 Security Products had aligned their cost structure with their sales volume resulting in minimal margin improvement on higher sales in 2010.

For the 2010 nine month period compared to the same period in 2009, gross margin percentage increased approximately 3%.  The increase in gross margin for the nine month period was primarily achieved as a result of the positive impact of (i) a prior year comparative increase of 2% in variable contribution margin due to lower comparative material costs (primarily during the first quarter of 2010) and through more efficient use of labor and overhead due to the higher sales in 2010 and (ii) a prior year comparative increase of 1% relating to improved coverage of fixed manufacturing costs from higher sales volume.  As a result, income from operations percentage for Security Products increased 4% for the nine month period as compared to the same period in the prior year.

Furniture Components.  Furniture Components net sales increased 39% in the third quarter of 2010 compared to the same period last year, and increased 27% in the first nine months of 2010 compared to the same period in the prior year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin percentage increased approximately 9 percentage points for the quarter and 10 percentage points for the nine month comparative period.  The increase in gross margin percentage was primarily achieved as a result of the positive impact of (i) a prior year comparative increase of 4% for the quarter and 5% for the nine month period in variable contribution margin through more efficient use of labor and overhead due to the higher sales and (ii) a prior year comparative increase of 5% for both the third quarter the nine month periods relating to improved coverage of fixed manufacturing costs from higher sales volume each net of the negative impact of changes in currency exchange rates.  With respect to income from operations, the current year quarter and nine month periods were impacted by lower litigation expenses of $1.4 million and $400,000, respectively. See Note 11 to the Condensed Consolidated Financial Statements.  As a result, income from operations percentage for Furniture Components increased 24% for the third quarter and 13% for the nine month period as compared to the same periods in the prior year.

Marine Components.  Marine Components net sales increased 13% in the third quarter of 2010 compared to the same period last year, and increased 31% in the first nine months of 2010 compared to the same period in the prior year. The increase in sales is primarily due to an increase in customer order rates resulting from improved economic conditions in North America.  As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin percentage increased approximately 6% for the quarter and 18% for the nine month comparative period.  Consequently, the loss from operations decreased to $393,000 in the third quarter of 2010 compared to $539,000 in the same period last year, and decreased to $840,000 in the first nine months of 2010 compared to $2.1 million in the same period in the prior year.

Outlook.  Demand for CompX’s products increased compared to the prior year as conditions in the overall economy improved somewhat during 2010, although there is still uncertainty as to the level of future sales.  While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates that may result in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in an efficient infrastructure that we are leveraging as sales improve.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  The cost of commodity raw materials began to increase during the first half of 2010 as compared to the end of 2009 and we currently expect these costs to continue to be volatile during the remainder of 2010.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of raw materials which may result in higher inventory balances for a period of time.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

As discussed in Note 11 to the Condensed Consolidated Financial Statements, CompX has been involved in certain patent infringement litigation, which has in the past resulted in us incurring significant litigation expense.  With regard to the litigation discussed in Note 11 where CompX was the defendant, CompX has received a favorable court ruling and dismissal of the patent infringement claims and does not expect to incur any significant additional costs relating to this litigation.  With regard to the litigation where CompX received a favorable judgment for patent infringement against a competitor, we may incur costs during the short-term that could be material relating to the competitor appealing the judgment.

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

In addition to insurance recoveries discussed above, our insurance recoveries in the first nine months of 2010 include an insurance recovery recognized in the first quarter in connection with the litigation settlement discussed in Note 11 to our Condensed Consolidated Financial Statements.  We had insurance coverage for a portion of the litigation settlement expense, and a substantial portion of the insurance recoveries we recognized in the first nine months of 2010 relates to such coverage.

Litigation settlement expense and corporate expense – The $32.2 million litigation settlement expense is discussed in Note 11 to our Condensed Consolidated Financial Statements.  Corporate expenses were $3.6 million in the third quarter of 2010, $1.4 million or 28% lower than in the third quarter of 2009 primarily due to lower litigation and related costs and lower environmental expense in 2010.  Included in corporate expense are:

•	litigation and related costs of $1.6 million in 2010 compared to $2.1 million in 2009 and
•	environmental expense of $529,000 in 2010, compared to $1.3 million in 2009.

Corporate expenses were $10.9 million in the first nine months of 2010, $3.4 million or 24% lower than in the first nine months of 2009 primarily due to lower litigation and related costs and lower environmental expense in 2010.  Included in corporate expense are:

•	litigation and related costs (exclusive of the litigation settlement discussed above) of $6.6 million in 2010 compared to $7.4 million in 2009 and
•	an environmental credit of $354,000 in 2010, compared to an expense of $1.5 million in 2009.

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

In July 2010, we entered into a settlement agreement with another PRP pursuant to which, among other things, the other PRP reimbursed us for certain remediation costs we had previously incurred for certain sites related to one of our former business units, and such PRP also affirmed its full responsibility to indemnify us for all claims (environmental or otherwise) with respect to certain specified sites related to such former business unit as well as indemnify us for any future claims that may arise related to such former business unit.  As a result of the July 2010 settlement agreement, in the third quarter of 2010 we recognized a litigation settlement gain of $5.3 million, consisting of $3.1 million related to the PRP’s cash reimbursement of prior remediation costs and $2.1 million related to a reduction in our accrued environmental remediation costs and legal settlement costs resulting from the PRP’s agreement to indemnify us.

Provision for income taxes – We recognized income tax expense of $5.1 million and $9.7 million in the third quarter and first nine months of 2010, respectively, as compared to a benefit of $3.4 million and $3.0 million in the third quarter and first nine months of 2009, respectively.  Our income tax expense in the first nine months of 2010 includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary.  See Note 10 to our Condensed Consolidated Financial Statements for a tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35%.

Noncontrolling interest in subsidiary - Noncontrolling interest in net income (loss) of subsidiary increased $529,000 in the first nine months of 2010 as compared to the first nine months of 2009 due to higher earnings of CompX in 2010.

Equity in net income (loss) of Kronos Worldwide, Inc.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2009	2010	Change	2009	2010	Change
	(In millions)			(In millions)
Kronos historical:
Net sales	$310.1	$376.6	21%	$840.2	$1,076.4	28%
Cost of sales	250.6	280.4	12%	762.4	834.5	9%

Gross margin	$59.5	$96.2		$77.8	$241.9

Income (loss) from operations	$21.1	$57.0		$(26.9)	117.5
Other, net	.1	-		.1	.1
Interest expense	(10.5)	(9.0)		(30.6)	(29.2)
	10.7	48.0		(57.4)	88.4
Income tax expense (benefit)	2.1	15.9		(17.5)	(5.7)

Net income (loss)	$8.6	$32.1		$(39.9)	$94.1

Percentage of net sales:
Cost of sales	81%	75%		91%	78%
Income (loss) from operations	7%	15%		(3)%	11%

Equity in net income (loss) of Kronos Worldwide, Inc.	$3.1	$11.6		$(14.4)	$33.9

TiO2 operating statistics:
Sales volumes*	124	138	11%	335	408	22%
Production volumes*	129	134	4%	280	392	40%

Change in Ti02 net sales:
Ti02 product pricing			16%			7%
Ti02 sales volumes			11%			22%
Ti02 product mix			1%			1%
Changes in currency exchange rates			(7)%			(2)%

Total			21%			28%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales – Kronos’ net sales increased 21% or $66.5 million compared to the third quarter of 2009 primarily due to a 16% increase in average TiO2 selling prices and an 11% increase in sales volumes, partially offset by the negative impact of currency exchange rates.  Kronos estimates that the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $22 million, or 7%, as compared to the same period in 2009.  Kronos currently expects average selling prices in the fourth quarter of 2010 to be higher than the average selling prices in the third quarter of 2010.

Kronos’ net sales increased 28% or $236.2 million compared to the nine months ended September 30, 2009 primarily due to a 22% increase in sales volumes along with a 7% increase in average TiO2 selling prices, offset partially by the negative impact of currency exchange rates.  Kronos estimates that the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $19 million, or 2%, as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.

Sales volumes in the third quarter of 2010 increased 11% as compared to the same period in 2009 and increased 22% in the nine months ended September 30, 2010 as compared to the same period in 2009 due to higher demand across all market segments resulting from the improvement in current economic conditions.  Kronos expects demand will continue to remain above 2009 levels for the remainder of the year.

Cost of sales – Kronos’ cost of sales increased $29.8 million or 12% in the third quarter of 2010 compared to 2009 due to the net impact of an 11% increase in sales volumes, a 4% increase in TiO2 production volumes, higher raw material costs of $5.6 million, and an increase in maintenance costs of $7.8 million which is consistent with the increased production volumes. In addition, cost of sales in the third quarter of 2010 was negatively impacted by approximately $3 million as a result of higher production costs in 2010 at Kronos’ ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 75% in the third quarter of 2010 compared to 81% in the third quarter of 2009 primarily due to the higher selling prices and higher production volumes in the third quarter of 2010.

Kronos’ cost of sales increased $72.1 million or 9% in the nine months ended September 30, 2010 compared to the same period in 2009 due to the net impact of a 22% increase in sales volumes, a 40% increase in TiO2 production volumes, lower raw material costs of $1.8 million, lower utility costs of $12.2 million and an increase in maintenance costs of $18.7 million.  In addition, cost of sales in the first nine months of 2010 was negatively impacted by approximately $11 million as a result of higher production costs in 2010 at Kronos’ ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 78% in the first nine months of 2010 compared to 91% in the same period in 2009 primarily due to higher selling prices in 2010 and the significantly higher production volumes in 2010, as Kronos implemented temporary plant curtailments during the first half of 2009 in order to reduce its finished goods inventories to an appropriate level.  Such temporary plant curtailments resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income from operations – Kronos’ income from operations increased by $35.9 million from $21.1 million in the third quarter of 2009 to $57.0 million in the third quarter of 2010.   Income from operations as a percentage of net sales increased to 15% in the third quarter of 2010 from 7% in the same period for 2009.  This increase was driven by the improvement in gross margin, which increased to 25% for the third quarter of 2010 compared to 19% for the third quarter of 2009.  Gross margin has increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency exchange rates have negatively affected gross margin and income from operations.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $4 million in the third quarter of 2010 as compared to the same period in 2009.

Kronos’ income from operations increased by $144.4 million from an operating loss of $26.9 million in the first nine months of 2009 to operating income of $117.5 million in the first nine months of 2010.  Income from operations as a percentage of net sales increased to 11% in the first nine months of 2010 from (3)% in the same period for 2009.  This increase is driven by the improvement in gross margin, which increased to 22% for the first nine months of 2010 compared to 9% for the first nine months of 2009.  Kronos’ gross margin has increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency exchange rates have negatively affected gross margin and income from operations.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $24 million in the first nine months of 2010 as compared to the same period in 2009.

Interest expense – Kronos’ interest expense decreased $1.5 million from $10.5 million in the third quarter of 2009 to $9.0 million in the third quarter of 2010 due to decreased average borrowings under its revolving credit facilities.

Kronos’ interest expense decreased $1.4 million from $30.6 million for the first nine months of 2009 to $29.2 million for the first nine months of 2010 due to decreased average borrowings under its revolving credit facilities which offset the effect of higher interest rates on its European credit facility.  The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ provision for income taxes was $15.9 million in the third quarter of 2010 compared to $2.1 million in the same period last year.  This increase in provision for income taxes was primarily due to improved income from operations in the third quarter of 2010 compared to the third quarter of 2009.

Kronos’ income tax benefit was $5.7 million in the first nine months of 2010 compared to an income tax benefit of $17.5 million in the same period last year.  Kronos’ income tax benefit in 2010 includes a $35.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of Kronos’ German corporate and trade tax net operating loss carryforwards.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009), which amounts exclude the adjustment to such carryforwards recognized in the first quarter of 2010.  At September 30, 2010, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if Kronos were to generate losses in its German operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on sales and income (loss) from operations for the periods indicated.

Impact of changes in currency exchange rates Three months ended September 30, 2010 vs September 30, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(22)	$(22)
Income from operations	3	5	2	(6)	(4)

Impact of changes in currency exchange rates Nine months ended September 30, 2010 vs September 30, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(19)	$(19)
Income (loss) from operations	9	5	(4)	(20)	(24)

Outlook - During 2009 and to-date in 2010, Kronos has announced various TiO2 price increases, a portion of which were implemented during the second half of 2009 and the first nine months of 2010, with portions of the remainder expected to be implemented during the fourth quarter of 2010 and into 2011.  Kronos’ average TiO2 selling prices were 7% higher in the first nine months of 2010 as compared to the first nine months of 2009, and average selling prices at the end of the first nine months of 2010 were 16% higher as compared to the end of 2009.  Based on an expected continuation of strong demand levels, Kronos anticipates average selling prices will continue to increase during the remainder of 2010 as well as into 2011.

Kronos implemented production curtailments in the first half of 2009 in order to reduce inventory levels and improve liquidity.  Overall industry pigment demand has been and is expected to continue to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  While Kronos operated its facilities at approximately 58% of capacity during the first half of 2009, Kronos increased its capacity utilization to be approximately 94% during the second half of 2009.  Kronos operated its plants at near full capacity utilization during the first nine months of 2010 and Kronos currently expects to continue to operate its facilities at near full capacity levels during the remainder of 2010.  Expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for Kronos’ products.  Kronos also expects relative increases in its raw material, energy and freight costs during the remainder of 2010 and a portion of any future price increases would compensate for such increases in operating costs.

Kronos expects income from operations will be higher in 2010 as compared to 2009, as the favorable effects of the worldwide economic recovery and improving consumer confidence will continue to improve demand in all of its key market segments.  The expected increase in sales volumes for 2010 should allow Kronos to maintain its near full capacity utilization for the remainder of the year.  With such improved capacity utilization levels and higher expected selling prices, Kronos expects to report improved operating and financial performance in 2010.

Overall, Kronos expects to report net income in 2010 as compared to reporting a net loss in 2009 due to higher expected income from operations in 2010 as well as the impact of the $35.2 million non-cash income tax benefit recognized in the first quarter of 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Changes in assets and liabilities generally tend to even out over time.  However, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Cash flows used in operating activities were $4.9 million in the first nine months of 2010 compared to cash flows provided by operating activities of $3.8 million in the first nine months of 2009.

The $8.8 million increase in cash used in operating activities includes the net effect of:

•
higher income from operations in 2010 of $15.7 million (excluding the impact of the litigation settlement and related insurance recoveries in the first nine months of 2010, and the litigation settlement gain in the first nine months of 2009),

•	$19.0 million paid in 2010 related to the litigation settlement expense,
•
higher net cash from relative changes in receivables, inventories, payables and accrued liabilities in 2010 of $23.3 million primarily due to the impact of CompX’s increase in sales on accounts receivable, inventories and payables, and

•	lower cash paid for income taxes in 2010 of $3.1 million due to the timing of tax payments and refunds.

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

	Nine months ended September 30,
	2009	2010
	(In millions)
Cash provided by (used in) operating activities:
CompX	$10.6	$5.8
NL Parent and wholly-owned subsidiaries	(2.8)	(6.7)
Eliminations	(4.0)	(4.0)
Total	$3.8	$(4.9)

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2009 to September 30, 2010 as a result of the increase in sales during the first nine months of 2010.  Historically, our December 31 days sales outstanding are low due to the timing of sales and collections in the fourth quarter.  Overall, our September 30, 2010 days sales outstanding is comparable to September 30, 2009.

	December 31,	September 30,	December 31,	September 30,
	2008	2009	2009	2010

Days sales outstanding	41 Days	43 Days	37 Days	45 Days
Days in inventory	70 Days	70 Days	64 Days	63 Days

Investing and financing activities

Net cash provided by investing activities totaled $4.5 million in the first nine months of 2010 compared to $18.8 million in the first nine months of 2009.

During 2010:
•
we reduced restricted cash and restricted marketable securities by a total of $5.1 million due to the release of funds to us from escrow related to a litigation settlement and due to the reduction of one of our letters of credit,

•	we reduced restricted cash by $.9 million due to payments made on an environmental remediation project, and
•	we had $1.5 million in capital expenditures, substantially all of which related to CompX.

Net cash used in financing activities totaled $11.6 million in the first nine months of 2010 compared to $19.6 million in the first nine months of 2009.

During 2010:
•	we paid $18.2 million or $.375 per share in dividends,
•	we paid $7.0 million for the repurchase of noncontrolling interest in a subsidiary’s stock,
•	we borrowed $9.2 million on a promissory note with Valhi,
•	CompX paid $.6 million in dividends to shareholders other than us, and
•	CompX borrowed $5.0 million under its credit facility.

In June 2010, we entered into a promissory note with Valhi that allows us to borrow up to $40 million.  Our borrowings from Valhi under the revolving note are unsecured, bear interest at prime rate plus 2.75% (6.00% at September 30, 2010) with all principal due on demand, but in any event no later than December 31, 2011.  The amount of the outstanding borrowings at any time is solely at the discretion of Valhi.

CompX and Kronos are in compliance with all of their debt covenants at September 30, 2010.  Our ability and the ability of our affiliates to borrow funds under credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

At September 30, 2010, there was $5 million outstanding under CompX’s $37.5 million revolving credit facility that matures in January 2012.  Although CompX’s bank credit facility has a remaining capacity of $32.5 million, only $25 million is currently available to borrow due to debt covenant restrictions.  CompX expects to repay the $5.0 million currently outstanding, as cash flows permit, prior to the maturity of the facility in January 2012.

At September 30, 2010, we had an aggregate of $19.1 million of restricted and unrestricted cash and cash equivalents.  A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$10.7
NL Parent and wholly-owned subsidiaries	8.4

Total	$19.1

In addition, at September 30, 2010 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $126.2 million.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2011).  If actual developments differ from our expectations, our liquidity could be adversely affected.  In this regard, during 2010 we have borrowed and expect to continue to borrow funds from Valhi in order to meet our cash requirements, and Valhi (at its sole discretion) has agreed to loan us up to $40 million ($9.2 million outstanding at September 30, 2010).

Capital Expenditures

Firm purchase commitments for capital projects in process at September 30, 2010 approximated $335,000.  CompX’s 2010 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.8 million shares of CompX we held at September 30, 2010, we would receive annual dividends from CompX of $5.4 million.  In addition, Valhi pays regular quarterly dividends of $.10 per share.  Based on the 4.8 million shares of Valhi we held at September 30, 2010, we would receive annual dividends from Valhi of $1.9 million.

On October 7, 2010, Kronos’ board of directors determined to resume its regular quarterly dividend, and declared a cash dividend of $.25 per share, payable on December 23, 2010 to holders of record at the close of business on December 10, 2010.  Based on the 17.6 million shares of Kronos we held at September 30, 2010, we will receive $4.4 million from Kronos in the fourth quarter of 2010, and our annual dividends from Kronos would be $17.6 million.

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

On October 28, 2010, Kronos announced the pricing of a public offering of 7.8 million shares of its common stock in an underwritten offering.  Kronos intends to use the $293.5 million net proceeds of this offering for its general corporate purposes.  Subject to customary closing conditions, the offering is expected to close on November 2, 2010.  Kronos has also granted the underwriters a 30-day option to purchase up to an additional 1.17 million shares of its common stock to cover overallotments, if any, which if exercised in full would generate an additional $44.1 million net proceeds to Kronos.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Recent accounting pronouncements

There have been no recent accounting pronouncements expected to have a material impact on our Condensed Consolidated Financial Statements for the period ended September 30, 2010.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report and Note 12 to the Condensed Consolidated Financial Statements.  There have been no material changes in these market risks during the first nine months of 2010.

CompX has substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

In addition to the matters discussed below, refer to Note 11 to our Condensed Consolidated Financial Statements, to our 2009 Annual Report and to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Circuit Court Cases in Milwaukee County, Wisconsin.  In September 2010, NL filed motions for summary judgment based on constitutional grounds in the Clark and Gibson cases and the plaintiffs in the Stokes, Owens and Burton cases filed motions to strike NL’s constitutional defenses.

Sifuentes v. American Cyanamid Company, et al. (United District Court, Eastern District of Wisconsin, Case No. 10-C-0075).  In September 2010, the plaintiff filed a motion to strike NL’s constitutional defenses.

Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558).  In September 2010, the trial court denied NL’s motion for summary judgment.

New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County).  In October 2010, the Third-Party Defendants filed a motion to sever and stay the Third-Party Action pending resolution of the State’s claims against the direct defendants and all parties have begun discussions to develop a global Alternative Dispute Resolution process.

Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298).  Trial has been scheduled to begin in October 2011.

Item 1A.                   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2009 Annual Report.  There have been no material changes to such risk factors during the nine months ended September 30, 2010.

Item 6.                      Exhibits

31.1 - Certification

31.2 - Certification

32.1 – Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NL INDUSTRIES, INC.
                                   (Registrant)

Date November 1, 2010	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date November 1, 2010	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)