Form 10-K
period 2010-12-31
NL INDUSTRIES INC
filed 2011-03-07
CIK 72162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2010

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

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes      No  X

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).  Large accelerated filer     Accelerated filer      Non-accelerated filer  X  Smaller reporting company

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No  X

The aggregate market value of the 6.8 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2010 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $42 million.

As of February 28, 2011, 48,656,884 shares of the Registrant's common stock were outstanding.
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

Business Summary

We are primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE Amex: CIX).  We operate in the chemicals industry through our non-controlling interest in Kronos Worldwide, Inc.  CompX and Kronos (NYSE: KRO), each file periodic reports with the Securities and Exchange Commission (“SEC”).

Organization

We are majority-owned by Valhi, Inc. (NYSE: VHI).  At December 31, 2010, Valhi owned approximately 83% of our outstanding common stock.  Subsidiaries of Contran Corporation owned approximately 94% of Valhi’s outstanding common stock at December 31, 2010.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products;
•	The extent of the dependence of certain of our businesses on certain market sectors;
•	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
•	Changes in raw material and other operating costs (such as energy, ore and steel costs)and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
•	Changes in the availability of raw material (such as ore)
•
General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products);

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China);
•	Customer and competitor strategies;
•	Potential consolidation of Kronos’ competitors;
•	Demand for office furniture;
•	Substitute products;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	Our ability to protect our intellectual property rights in our technology;
•	The introduction of trade barriers;
•	Service industry employment levels;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	The timing and amounts of insurance recoveries,
•	Our ability to maintain sufficient liquidity;
•	The extent to which our subsidiaries were to become unable to pay us dividends;
•	CompX’s and Kronos’ ability to renew or refinance debt;
•	CompX’s ability to comply with covenants contained in its revolving bank credit facility;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business;
•	Uncertainties associated with the development of new product features;
•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria;
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

Operations and equity investment

Information regarding our operations and the companies conducting such operations is set forth below.  Geographic financial information is included in Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference.

Component Products CompX International Inc. - 87% owned at December 31, 2010
CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.  CompX has production facilities in North America and Asia.

Chemicals Kronos Worldwide, Inc. – 30% owned at December 31, 2010
Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, which are used for imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper and other industrial and consumer "quality-of-life" products.   Kronos has production facilities in Europe and North America. Sales of TiO2 represented about 90% of Kronos’ total sales in 2010, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

Industry Overview - Through our majority-owned subsidiary, CompX, we manufacture components that are sold to a variety of industries including office furniture, recreational transportation (including performance boats), mailboxes, tool boxes, home appliances, banking equipment, vending equipment and computer-related equipment.  While a significant portion of our sales are to the office furniture market (33% in 2010 and 2009 and 36% in 2008), we continuously seek to diversify into new markets and identify new applications and features for our products which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, Operations and Products – CompX’s Security Products business, with a manufacturing facility in South Carolina and one in Illinois shared with the Marine Components business, manufactures mechanical and electric cabinet locks and other locking mechanisms for sale to the postal, office and institutional furniture, transportation, vending, tool storage, banking, general cabinetry and other industries.  We believe that CompX is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  CompX’s security products are used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments, gas station security, bank bags and parking meters.  These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including our TuBar® and our KeSet® and System 64 high security systems, which allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
innovative eLock electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of CompX’s Security Products sales consist of products with specialized adaptations to an individual manufacturer’s specifications, some of which are listed above.  CompX also has a standardized product line suitable for many customers, which is offered through a North American distribution network to lock distributors and to smaller original equipment manufacturers (“OEMs”) via its STOCK LOCKS® distribution program.

CompX’s Furniture Components business, with facilities in Canada, Michigan and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in applications such as file cabinets, desk drawers, computer-related equipment, home appliances, tool storage cabinets, imaging equipment, automated teller machines and other applications.  These products are manufactured to customer specifications and include:

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

•	CPU storage devices which minimize adverse effects of dust and moisture;
•	flat panel computer monitor support systems designed to support one to eight screens which can be adjusted for tilt, swing and rotation to enable achievement of the correct ergonomic position; and
•	complementary ergonomic accessories, such as ergonomic wrist rest aids and mouse pad supports.

CompX’s Marine Components business, with a facility in Wisconsin and a facility shared with the Security Products business in Illinois, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance boats.  CompX’s specialty marine component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	controls, throttles, steering wheels and other billet accessories; and
•	dash panels, LED lighting, rigging and other accessories.

CompX operated six manufacturing facilities at December 31, 2010 including one facility in Grayslake, Illinois that houses operations relating to Security Products and Marine Components.

Security Products	Furniture Components	Marine Components
Mauldin, SC Grayslake, IL	Kitchener, Ontario Byron Center, MI Taipei, Taiwan	Neenah, WI Grayslake, IL

Raw Materials - CompX’s primary raw materials are:

•	coiled steel (used in the Furniture Components business for the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	zinc and brass (used in the Security Products business for the manufacture of locking mechanisms);
•	stainless steel (used in the Marine Components business for the manufacture of exhaust headers, pipes and other components); and
•	plastic resins (primarily used in the Furniture Components business for injection molded plastics in the manufacture of ergonomic computer support systems).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 17% of our total cost of sales for 2010.

CompX occasionally enters into supply arrangements for our commodity related raw materials to mitigate the short-term impact of future increases in raw material prices that are affected by commodity markets.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes which helps us stabilize our commodity related raw material costs.  Commodity-related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks – CompX holds a number of patents relating to component products, certain of which are believed to be important to its continuing business activity.  Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than one year to 12 years at December 31, 2010.  CompX’s major trademarks and brand names include:

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
Lockview® Software

Sales, marketing and distribution - A majority of CompX’s component sales are direct to large OEM customers through our factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturers' representatives. We select manufacturers' representatives based on special skills in certain markets or relationships with current or potential customers.

A significant portion of CompX’s Security Products sales are made through distributors.  We have a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel.  We support our locksmith distributor sales with a line of standardized products used by the largest segments of the marketplace.  These products are packaged and merchandised for easy availability and handling by distributors and end users.

A significant portion of CompX’s Furniture Component ergonomic product sales are made through value-added resellers and distributors.  Value-added resellers generally provide services to end-customers in addition to those of a distributor, such as installation services or packaging our products with other products.  We support our ergonomic value-added resellers by providing them with products that may be customized or packaged to meet their needs.  We support our ergonomic distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

In 2010, our ten largest customers accounted for approximately 38% of our total sales; however, no one customer accounted for more than 10% of our sales.  Of the 38% of total sales, 13% related to two Security Products customers, 12% related to five Furniture Components customers and 13% related to three customers in both Security Products and Furniture Components.  Overall, our customer base is diverse and the loss of any single customer would not have a material adverse effect on our operations.

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

International Operations - CompX has substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan.  The majority of our 2010 non-U.S. sales are to customers located in Canada.  These operations are subject to, among other things, currency exchange rate fluctuations.  Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates.  Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss.  We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or a similar event.  We cannot predict, however, whether events of this type in the future could have a material adverse effect on our operations.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."

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

Employees - As of December 31, 2010, CompX employed the following number of people:

United States	546
Canada(1)	208
Taiwan	74
Total	828

(1)
Approximately 75% of the Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2012, which provides for wage increases from 0% to 1% over the term of the contract.

We believe our labor relations are good at all of our facilities.

CHEMICALS - KRONOS WORLDWIDE, INC.

Business Overview - Kronos is a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"), a base industrial product used in a wide range of applications.  Kronos, along with its distributors and agents, sells and provides technical services for its products to over 4,000 customers in approximately 100 countries with the majority of sales in Europe and North America.  We believe that Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

TiO2 is a white inorganic pigment used in a wide range of products for its exceptional ability to impart whiteness, brightness, opacity and durability.  TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, food and cosmetics. TiO2 is widely considered to be superior to alternative white pigments in large part due to its hiding power (or opacity), which is the ability to cover or mask other materials effectively and efficiently.  TiO2 is designed, marketed and sold based on specific end-use applications.

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment.  In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation.  Although there are other white pigments on the market, we believe that there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner.  Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of end-use markets as white pigments.  However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe that these products are unlikely to have a significant impact on the use of TiO2.

 TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption, excluding China, has grown at a compound annual growth rate of approximately 2.6% since 1990.  Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2.  We believe that North America and Western Europe account for approximately 24% and 33% of global TiO2 consumption, respectively.  Markets for TiO2 are increasing in South America, Eastern Europe, the Far East and China and we believe that these markets will become significant as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has modestly increased primarily due to debottlenecking existing chloride production facilities.  However, during 2008 and 2009, several TiO2 manufacturers permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues.  Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories.  As a result of these factors, TiO2 selling prices began to increase in the second half of 2009 and continued to increase during 2010.  Further increases in TiO2 selling prices are expected to be implemented in 2011.  We believe the decreased capacity, higher demand and improved pricing should result in improved operating rates and product margins for TiO2 producers.

Products and End-Use Markets - Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 80 years.  In Europe and North America, we estimate Kronos’ current market share at 22% and 19%, respectively.  We believe that Kronos is the largest producer of TiO2 in Europe with approximately one-half of its sales volumes attributable to markets in Europe.  The table below shows Kronos’ market share for our Europe and North America for the last three years.

	2008	2009	2010

Europe	19%	19%	22%
North America	16%	16%	19%

We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 14% share of worldwide TiO2 sales volume in 2010.  Overall, Kronos is the world’s third-largest producer of TiO2.

Kronos offers customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements.  Kronos’ major customers include domestic and international paint, plastics and paper manufacturers.  Kronos ships TiO2 to customers in either a powder or slurry form via rail, truck or ocean carrier.  Sales of its core TiO2 pigments represented approximately 90% of Kronos’ net sales in 2010.  Kronos and its agents and distributors primarily sell and provide technical services for Kronos products in three major end-use markets:  coatings, plastics and paper.  The following tables show Kronos’ approximate sales volume by geographic region and end use for the year ending December 31, 2010:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End Use

Europe	53%	Coatings	52%
North America	33%	Plastics	35%
Asia Pacific	10%	Other	8%
Rest of world	4%	Paper	5%

Some of the principal applications for Kronos’ products include coatings, plastics and paper.

Kronos produces high purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste.  Our TiO2 is also found in food products, such as candy and confectionaries, and in pet foods where it is used to obtain uniformity of color and appearance.  In pharmaceuticals, TiO2 is used commonly as a colorant in pill and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance.  Kronos® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP and BP (United States Pharmacopoeia and British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of its net sales in 2010:

•
Kronos owns and operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  Kronos commenced production from its second mine in 2009.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants.  We believe that Kronos has a significant competitive advantage because its mines supply the feedstock requirements for all of its European sulfate-process plants.  Kronos also sells ilmenite ore to third-parties, some of which are competitors.  The mines have estimated ilmenite reserves that are expected to last at least 60 years.

•
Kronos manufactures and sells iron-based chemicals, which are co-products and processed co-products of the sulfate and chloride process TiO2 pigment production.  These co-product chemicals are marketed through Kronos’ Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as for the manufacture of iron pigments, cement and agricultural products.

•
Kronos manufactures and sells titanium oxychloride and titanyl sulfate, which are side-stream specialty products from the production of TiO2.  Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate productions are used in pearlescent pigments, natural gas pipe and other specialty applications.

Manufacturing, Operations and Properties - Kronos produces TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Many end-use applications can use either form, especially during periods of TiO2 supply tightness such as that in which Kronos is currently experiencing.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and in 2010, chloride process production facilities represented approximately 60% of industry capacity.  The sulfate process represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

•
Chloride Process.  The chloride process is a continuous process in which chlorine is used to extract rutile TiO2.  The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield, less waste, lower energy requirements and lower labor costs.  This process has also gained market share over the sulfate process because of the relatively lower upfront capital investment in plant and equipment required.  The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used.  The chloride process produces an intermediate base pigment with a wide range of properties.

•
Sulfate Process. The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag.  After separation from the impurities in the ore (mainly iron) the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatment.

Kronos produced 524,000 metric tons of TiO2 in 2010, up from the 402,000 metric tons produced in 2009.  Such production amounts include its 50% interest in the TiO2 manufacturing joint-venture discussed below.  Kronos’ average production capacity utilization rates were near full capacity in 2008 and 2010 and approximately 76% in 2009.  In late 2008, and as a result of the sharp decline in global demand, Kronos experienced a build up in inventory levels.  In order to decrease inventory levels and improve liquidity, Kronos implemented production curtailments during the first half of 2009.  Consequently, Kronos’ average production capacity utilization rates were approximately 58% during the first half of 2009 as compared to 94% during the second half of 2009.

Kronos operates four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below, a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Kronos’ production capacity in 2010 was 532,000 metric tons, approximately three-fourths of which was from the chloride production process.  The following table presents the division of Kronos’ 2010 manufacturing capacity by plant location and type of manufacturing process:

		% of Capacity by TiO2 Manufacturing Process
Facility	Description	Chloride	Sulfate

Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	41%	26%

Nordenham, Germany	TiO2 production, sulfate process, co-products	-	40

Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	20	-

Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	20

Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	20	14

Lake Charles, Louisiana (3)	TiO2 production, chloride process	19	-

Total		100%	100%

(1)
The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG.  Kronos owns the Leverkusen facility, which represents about one-third of its current TiO2 production capacity, but it leases the land under the facility from Bayer under a long-term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  Bayer or its affiliates provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until April 2013 with an option to extend the lease for an additional 50 years.

(3)	Kronos operates this facility in a 50/50 joint venture with Tioxide Americas Inc., a subsidiary of Huntsman Corporation.

Kronos owns the land underlying all of its principle production facilities unless otherwise indicated in the table above.

Kronos’ production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that Kronos’ annual attainable production capacity for 2011 is approximately 532,000 metric tons and we currently expect that Kronos will operate at near full production capacity for the year.

Kronos also operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  In addition, Kronos operates a rutile slurry manufacturing plant in Lake Charles, Louisiana, which converts dry pigment manufactured at the Lake Charles TiO2 facility into a slurry form that is then shipped to customers.

Kronos has various corporate and administrative offices located in the U.S., Germany, Norway, Canada and Belgium and various sales offices located in the U.S., Canada, Belgium, France, the Netherlands and the U.K.

TiO2 Manufacturing Joint Venture - Kronos and a subsidiary of Huntsman Corporation each hold a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P. (LPC).  LPC owns and operates a chloride process TiO2 facility located in Lake Charles, Louisiana.  Kronos shares production from the plant equally with Huntsman pursuant to separate offtake agreements.

A supervisory committee directs the business and affairs of LPC, including production and output decisions.  This committee is composed of four members, two of whom Kronos appoints and two of whom Huntsman appoints.  Two general managers manage the operations of LPC acting under the direction of the supervisory committee.  Kronos appoints one general manager and Huntsman appoints the other.

Kronos is required to purchase one-half of the TiO2 produced by LPC.  LPC is not consolidated in Kronos’ financial statements, because Kronos does not control it.  Kronos accounts for its interest in the LPC by the equity method.  LPC operates on a break-even basis and therefore Kronos does not have any equity in earnings of the joint venture.  Kronos shares all costs and capital expenditures equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced.  Kronos’ share of net costs is reported as cost of sales as the TiO2 is sold.

Raw Materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2011 and from Exxaro TSA Sands (PTY) LTD under a supply contract that expires in December 2013.  Kronos purchases upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015.  Kronos purchases natural rutile ore primarily from Iluka Resources, Limited under contracts that expire at the end of 2011.  In the past Kronos has been, and expects to continue to be successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration.  Kronos expects the raw materials purchased under these contracts to meet its chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2010.  Kronos expects ilmenite production from its mines to meet its European sulfate process feedstock requirements for the foreseeable future.  For its Canadian sulfate process plant, Kronos also purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2014.  Kronos expects the raw materials purchased under these contracts to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  The pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials purchased or mined in 2010.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	439

Sulfate process plants:
Ilmenite ore mined and used internally	328
Purchased slag	31

Sales and Marketing – Kronos’ marketing strategy is aimed at developing and maintaining strong customer relationships with new and existing accounts.  Because TiO2 represents a significant raw material cost for Kronos’ customers, the purchasing decisions are often made by customers’ senior management.  Kronos works to maintain close relationships with the key decision makers, through in-depth frequent in-person meetings.  Kronos endeavors to extend these commercial and technical relationships to multiple levels within its customers’ organization by using its direct sales force and technical service group.  We believe this has helped build customer loyalty to Kronos and strengthen its competitive position.  Close cooperation and strong customer relationships enable Kronos to stay closely attuned to trends in customers’ businesses.  Where appropriate, Kronos works in conjunction with customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades.  Kronos also focuses its sales and marketing efforts on those geographic and end-use market segments where Kronos believes it can realize higher selling prices.  This focus includes continuously reviewing and optimizing customer and product portfolios.

Kronos sells to a diverse customer base and no single customer made up more than 10% of its sales for 2010.  Kronos’ largest ten customers accounted for approximately 27% of sales in 2010.

Neither Kronos’ business as a whole nor that of any of its principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons.  Kronos has historically operated its production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize per-unit production costs.  As a result, Kronos normally will build inventories during the first and fourth quarters of each year, in order to maximize product availability during the higher demand periods normally experienced in the second and third quarters.

Competition – The TiO2 industry is highly competitive.  Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers.  Although certain TiO2 grades are considered specialty pigments, the majority of Kronos’ grades and substantially all of its production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service.  During 2010, Kronos had an estimated 14% share of worldwide TiO2 sales volume, and based on sales volumes, we believe that Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox Incorporated; and Sachtleben Chemie GmbH.  The top five TiO2 producers account for approximately 63% of the world’s production capacity.  The following chart shows our estimate of worldwide production capacity in 2010:

Worldwide Production Capacity - 2010
DuPont	23%
Cristal	14%
Kronos	10%
Huntsman	9%
Tronox	7%
Other	37%

DuPont has over one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor.  Tronox filed for Chapter 11 bankruptcy protection in January 2009, and continued to operate as a debtor-in-possession until February 2011, at which time it emerged from Chapter 11.  It remains unclear to what extent Tronox will compete in the TiO2 industry at the conclusion of Tronox’s bankruptcy proceedings.

  Over the past ten years, Kronos and its competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shutdown of TiO2 plants in France, the United States and China.  Although overall industry pigment demand is expected to be higher in 2011 as compared to 2010 as a result of improving worldwide economic conditions, we do not expect any significant efforts will be undertaken by Kronos or its competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects.  If actual developments differ from our expectations, Kronos’ and the TiO2 industry’s performance could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity.  In addition, we believe the suppliers of titanium-containing feedstock do not currently have the ability to supply the raw materials that would be required to operate any such new TiO2 production capacity until they have invested in additional infrastructure required to expand their own production capacity, which we believe will take a few years to complete.  We are not aware of any TiO2 plants currently under construction and we believe it is unlikely any new plants will be constructed in Europe or North America in the foreseeable future.

Research and Development – Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new applications.  Kronos’ expenditures for these activities were approximately $12 million in each of 2008 and 2009 and $13 million in 2010.  Kronos expects to spend $18 million to $20 million on research and development in 2011.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles.  Since 2005, Kronos has added four new grades for plastics and coatings.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights - Kronos has a comprehensive intellectual property protection strategy that includes obtaining, maintaining and enforcing its patents, primarily in the United States, Canada and Europe.  Kronos also protects its trademark and trade secret rights and has entered into license agreements with third parties concerning various intellectual property matters.  Kronos has also from time to time been involved in disputes over intellectual property.

Patents - Kronos has obtained patents and has numerous patent applications pending that cover its products and the technology used in the manufacture of its products.  Kronos’ patent strategy is important to Kronos and its continuing business activities.  In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe.  U.S. patents are generally in effect for 20 years from the date of filing.  Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from one year to 20 years.

Trademarks and Trade Secrets – Kronos’ trademarks, including Kronos®, are covered by issued and or pending registrations, including in Canada and the United States.  Kronos protects the marks that it uses in connection with the products it manufactures and sells and has developed goodwill in connection with the long-term use of its trademarks.  Kronos conducts research activities in secret and it protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures.  Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position.  Kronos’ proprietary chloride production process is an important part of its technology and its business could be harmed if Kronos fails to maintain confidentiality of its trade secrets used in this technology.

Employees - As of December 31, 2010, Kronos employed the following number of people:

Europe	2,000
Canada	400
United States (1)	40

Total	2,440

(1)	Excludes employees of Kronos’ Louisiana joint venture.

The employees at each of Kronos’ production facilities are organized by labor unions.  In Europe, union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, Kronos’ union employees are covered by a collective bargaining agreement that expires in 2013.

Regulatory and environmental matters – Kronos’ operations and properties are governed by various environmental laws and regulations, which are complex, change frequently and have tended to become stricter over time.  These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of employees.  Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage.  Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks.  Kronos’ policy is to comply with applicable environmental laws and regulations at all of its facilities and to strive to improve environmental performance.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect Kronos’ operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect its consolidated financial position and results of operations or liquidity.

Kronos’ U.S. manufacturing operations are governed by federal, state and local environmental and worker health and safety laws and regulations.  These include the Resource Conservation and Recovery Act, or RCRA, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, or CERCLA, as well as the state counterparts of these statutes.  Some of these laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of, and were not responsible for, such contamination.  These laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person.  Although Kronos has not incurred and does not currently anticipate any material liabilities in connection with such environmental laws, it may be required to make expenditures for environmental remediation in the future.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union, or the EU.  Germany and Belgium are members of the EU and follow its initiatives.  Norway is not a member but generally patterns its environmental regulatory actions after the EU.

At Kronos’ sulfate plant facilities in Germany, it recycles spent sulfuric acid either through contracts with third parties or at its own facilities.  In addition, at Kronos’ German locations it has a contract with a third party to treat certain sulfate-process effluents.  At its Norwegian plant, Kronos ships spent acid to a third party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals, or REACH, which took effect on June 1, 2007 and will be phased in over an 11-year period from the implementation date.  Under REACH, companies that manufacture or import more than one ton of a chemical substance per year in the EU will be required to register such chemical substances in a central database.  REACH affects Kronos’ European operations by imposing a testing, evaluation and registration program for many of the chemicals it uses or produces in Europe.  Under REACH, substances of very high concern may require authorization for further use and may also be restricted in the future, which could increase Kronos’ production costs.  Kronos has established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for Kronos in the EU.  Kronos spent $.5 million in 2008, $.7 million in 2009 and $2.6 million in 2010 on REACH compliance and does not anticipate that future compliance costs will be material.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs in 2010 were $20 million, and are currently expected to be approximately $21 million in 2011.

OTHER

In addition to our 87% ownership of CompX and our 30% ownership of Kronos at December 31, 2010, we also own 100% of EWI RE, Inc., an insurance brokerage and risk management services company.  We also hold certain marketable securities and other investments.  See Notes 3 and 17 to the Consolidated Financial Statements.

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

The majority of our operating cash flows are generated by our operating subsidiaries, and our ability to service liabilities and to pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries and affiliates.  Our subsidiaries and affiliates are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay such cash dividends or other distributions to us.  In addition, the payment of dividends or other distributions from our subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which our subsidiaries may be a party, including debt instruments.  Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries to pay dividends or make other distributions to us.  If our subsidiaries were to become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected.

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

Many of the markets CompX serves are highly competitive, with a number of competitors offering similar products.  CompX focuses efforts on the middle and high-end segment of the market where we feel that we can compete due to the importance of product design, quality and durability to the customer.  However, our ability to effectively compete is impacted by a number of factors.  The occurrence of any of these factors could result in reduced earnings or operating losses.

•	Competitors may be able to drive down prices for our products because their costs are lower than our costs, especially products sourced from Asia.
•	Competitors' financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.
•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
•	We may not be able to sustain a cost structure that enables us to be competitive.
•	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

Sales for certain precision slides and ergonomic products are concentrated in the office furniture industry, which has periodically experienced significant reductions in demand that could result in reduced earnings or operating losses.

Sales of CompX’s products to the office furniture manufacturing industry accounted for approximately 33% in each of 2010 and 2009 and 36% in 2008 of our net sales.  The future growth, if any, of the office furniture industry will be affected by a variety of macroeconomic factors, such as service industry employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.  There can be no assurance that current or future economic or industry trends will not have a material adverse effect on our business.

Our failure to enter into new markets would result in the continued significant impact of fluctuations in office furniture market demand on our operating results.

In an effort to reduce CompX’s dependence on the office furniture market for certain products and to increase participation in other markets, we have been devoting resources to identify new customers and develop new applications for our products in markets outside of the office furniture market, such as home appliances, toolboxes and server racks.  Developing these new applications for our products involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets.  CompX may not be successful in developing new customers or applications for its products outside of the office furniture industry.  Significant time may be required to develop new applications and uncertainty exists as to the extent to which we will face competition in this regard.

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

Demand for, and prices of, certain of Kronos’ products are influenced by changing market conditions for its products, which may result in reduced earnings or operating losses.

A significant portion of our net income is attributable to sales of TiO2 by Kronos.  Approximately 90% of Kronos’ revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact Kronos’ earnings and operating cash flows.  Historically, the markets for many of Kronos’ products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for Kronos’ products are one of the main factors that affect the level of its profitability.  In periods of increasing demand, Kronos’ selling prices and profit margins generally will tend to increase, while in periods of decreasing demand Kronos’ selling prices and profit margins generally tend to decrease.  In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.  Kronos’ ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, Kronos’ profitability may become even more dependent upon the selling prices of its products.

The demand for TiO2 during a given year is also subject to annual seasonal fluctuations.  TiO2 sales are generally higher in the second and third quarters of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

The TiO2 industry is concentrated and highly competitive and Kronos faces price pressures in the markets in which it operates, which may result in reduced earnings or operating losses.

The global market in which Kronos operates is concentrated, with the top five TiO2 producers accounting for 63% of the world’s production capacity and is highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of Kronos’ competitors may be able to drive down prices for its products because their costs are lower than Kronos’ costs.  In addition, some of the competitors’ financial, technological and other resources may be greater than Kronos’ resources and such competitors may be better able to withstand changes in market conditions.  Kronos’ competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.  Further, consolidation of competitors or customers may result in reduced demand for Kronos’ products or make it more difficult for Kronos to compete with competitors.  The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may decrease our liquidity.

Certain of the raw materials used in CompX’s products are commodities that are subject to significant fluctuations in price in response to worldwide supply and demand.  Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems.  Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems.  Zinc and brass are the principal raw materials used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  CompX occasionally enters into raw material supply arrangements to mitigate the short-term impact of future increases in commodity raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in its TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which Kronos purchases raw material supplies could adversely affect their availability.  If Kronos’ worldwide vendors were unable to meet their contractual obligations and it was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels.  In addition, Kronos may also experience higher operating costs such as energy costs, which could affect its profitability.  Kronos may not always be able to increase selling prices to offset the impact of any higher costs or reduced production levels, which could reduce its earnings and decrease our liquidity.

Kronos has long-term supply contracts that provide for its TiO2 feedstock requirements that currently expire through 2015, some of which it may be able to renew.  Kronos may not be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration.  The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $592 million at December 31, 2010.  In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services.  These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $132 million at December 31, 2010.  Kronos’ commitments under these contracts could adversely affect its financial results if it significantly reduced production and was unable to modify the contractual commitments.

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

As of December 31, 2010, Kronos had consolidated debt of approximately $539.6 million, which relates primarily to senior secured notes.  Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:

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

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements pursuant to which it is committed to pay approximately $392 million in 2011.  Kronos’ ability to make payments on and refinance its debt, and to fund planned capital expenditures, depends on Kronos’ future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, Kronos’ ability to borrow funds under its subsidiaries’ credit facilities in the future will in some instances depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

Failure to protect our intellectual property rights or claims by others that we infringe their intellectual property rights could substantially harm our business.

CompX relies on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain intellectual property rights in our technology and designs.  Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated.  Others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.  Further, there can be no assurance that any of our pending trademark or patent applications will be approved.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights.  In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third party use, which could adversely affect our competitive position.

Third parties may claim that we or our customers are infringing upon their intellectual property rights.  Even if we believe that such claims are without merit, they can be time-consuming and costly to defend and distract our management and technical staff’s attention and resources.  Claims of intellectual property infringement also might require us to redesign affected technology, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our technology.  If we cannot or do not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business could be adversely impacted.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We have never settled any of the market share, risk contribution, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases nor have any final, non-appealable, adverse judgments against us been entered.

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

In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords.  Plaintiff, a minor, alleged injuries purportedly caused by lead on the surfaces in homes in which he resided and sought compensatory and punitive damages.  The case was tried in October 2007, and in November 2007 the jury returned a verdict in favor of all defendants.  In April 2008, plaintiff filed an appeal, and in December 2010, the appellate court affirmed the decision of the trial court.  This decision concludes the case in NL’s favor.

In April 2000, we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara seeks to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  Solano, Alameda, San Francisco, Monterey and San Mateo counties, the cities of San Francisco, Oakland, Los Angeles and San Diego, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs.  In January 2007, plaintiffs amended the complaint to drop all of the claims except for the public nuisance claim.  In May 2008, the defendants filed a petition for review by the California Supreme Court, which was granted in July 2008.  In July 2010, the California Supreme Court ruled that public entities could pursue this public nuisance case assisted by private counsel on a contingent fee basis after revising the respective retention agreements to conform with the requirements set forth in the Supreme Court’s opinion.  The Supreme Court (1) clarified that the government attorneys overseeing the external, contingency fee counsel must, at a minimum, retain complete control over the course and conduct of the case; retain veto power over any decisions made by outside counsel; and be personally involved in overseeing the litigation and (2) remanded the case for further proceedings consistent with its opinion.

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

In January and February 2007, we were served with several complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin.  In some cases, complaints have been filed elsewhere in Wisconsin.  The plaintiffs are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside.  Plaintiffs seek compensatory and punitive damages.  The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Millennium Holdings, LLC, Atlanta Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services.  In some cases, additional lead paint manufacturers and/or property owners are also defendants.  Of the cases filed, five remain pending and four of the remaining cases have been removed to Federal court (Burton, Owens, B. Stokes, and Gibson).  In June 2010, the defendant ARCO’s motion for summary judgment was granted in Gibson.  In September 2010, NL filed motions for summary judgment based on constitutional grounds in the Clark and Gibson cases and the plaintiffs in the Stokes, Owens and Burton cases filed motions to strike NL’s constitutional defenses.  In November 2010, Gibson was dismissed as to all defendants in a ruling holding that application of Wisconsin’s risk contribution doctrine deprived defendants of due process.  In December 2010, the plaintiff appealed to the U.S. 7th Circuit Court of Appeals.  In light of the Gibson ruling and appeal, the Clark case in state court has been stayed and the parties have agreed to stay all discovery in the other three Federal cases (Burton, R. Owens, and B. Stokes).

In February 2010, we were served with a complaint in Sifuentes v. American Cyanamid Company, et al. (United District Court, Eastern District of Wisconsin, Case No. 10-C-0075).  The plaintiff in this case is a minor who alleges injuries purportedly caused by lead on the surface of the home in which he resided.  The claims raised in this case are identical to those in the Wisconsin cases described above.  Defendants include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlanta Richfield Company and The Sherwin-Williams Company.  In September 2010, the plaintiff filed a motion to strike NL’s constitutional defenses.  In light of the Gibson ruling and appeal described above, the parties have agreed to stay all discovery pending a decision.

In February 2011, we were served with an amended complaint in Allen, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-C-55).  The plaintiffs in this case are minors who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided.  The complaint alleges negligence and strict liability and seeks compensatory damages jointly and severally from us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlanta Richfield Company and The Sherwin-Williams Company.  We intend to deny liability in this case and will defend vigorously against all claims.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could include, among other things, new assertions of liability, revised expectations regarding the nature, timing and extent of any remediation required or revised estimates of the allocation of remediation costs among PRPs, and such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2010, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  See Note 19 to our Consolidated Financial Statements.  At December 31, 2010, we had accrued approximately $40 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $73 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2010, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

In February 2004, we were served in Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), an action on behalf of over two hundred individual plaintiffs, including owners of residential, commercial and government property in the town of Quapaw, Oklahoma,  the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma.  Plaintiffs allege causes of action in nuisance and seek a relocation program, property damages, including diminished property value damages, and punitive damages.  We answered the complaint and denied all of plaintiffs’ allegations.  In August 2009, defendants filed a joint motion to dismiss the case, which was partially granted in February 2010. In October 2010, we filed a motion for summary judgment and in November 2010, plaintiffs dismissed NL from the case with prejudice.  This dismissal concludes the case in our favor.

In January 2006, we were served in Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant.  Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs.  In October 2007, we moved to dismiss several plaintiffs who failed to respond to discovery requests, and in February 2008, the motion was granted with respect to all such plaintiffs.  In February 2008, the trial court entered a case management order pursuant to which the case will proceed as to eight of the plaintiffs’ claims, and the claims of the remaining plaintiffs have been stayed in the meantime.  In April 2008, the other defendant in the case agreed to a settlement with the plaintiffs, and we are the only remaining defendant.  The claims of eight of the plaintiffs were tried in January and February 2010, and the jury returned a verdict in favor of five of the plaintiffs.  The jury awarded $119,125 in economic and non-economic property damages and $220,000 in reimbursement of environmental assessment costs.  At the conclusion of the trial, the judge instructed the plaintiffs’ counsel to select another eight plaintiffs whose claims will be tried in March 2011.  We do not believe that the facts and evidence support the verdict and damages awarded.  We continue to believe that the claims of the plaintiffs are without merit and are subject to certain defenses and counterclaims.  We intend to appeal any adverse judgment the court may enter against us and to continue to vigorously defend the matter.

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

In June 2008, we were served in Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558).  The plaintiffs in this case are additional property owners and other past or present residents of the Krainz Woods Neighborhood, and the claims raised in this case are identical to those in the Brown case described above.  We have denied liability in this case and will defend vigorously against all claims.  Trial is scheduled to begin in August 2011.

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

In January 2009, we were served in Brown, et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 09-002458 CE).  This case involved identical claims to those raised in the Brown and Barton cases described above.  In March 2010, the court dismissed the claims of all of the plaintiffs in this second Brown case and in April 2010, the court denied plaintiffs’ motion for reconsideration of the dismissal order.  In May 2010, plaintiffs filed a Notice of Appeal in the case and in January 2011, the case was dismissed.  This dismissal concludes the case in NL’s favor.

In June 2009, we were served with a complaint in Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  The complaint seeks to recover against NL and roughly 170 other defendants under CERCLA for past and future response costs.  The plaintiffs allege that NL’s former Albany operation allegedly sent three PCB-containing transformers to the Ward Transformer Superfund Site.  We have denied liability and will defend vigorously against all claims.

In June 2009, NL was served with a third-party complaint in New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County).  NL is one of approximately 300 third-party defendants (with a potential expansion of the case to over 3,200 unnamed parties) that have been sued by third-party plaintiffs Maxus Energy Corporation and Tierra Solutions, Inc., in response to claims by the State of New Jersey against them seeking to recover past and future environmental cleanup costs of the State and to obtain funds to perform a natural resource damage assessment in connection with contamination in the Passaic River and adjacent waters and sediments (the “Newark Bay Complex”).  NL was named in the third-party complaint based upon its ownership of one former operating site and purported connection to a former Superfund site (at which NL was a small PRP) alleged to have contributed to the contamination in the Newark Bay Complex.  We have denied liability and will defend vigorously against all of the claims.  In October 2010, the third party defendants filed a motion to sever and stay the third-party action pending resolution of the State’s claims against the direct defendants and in December 2010, the judge denied the motion to sever and stay.  However, the judge agreed to a phasing of the case to allow for trial on direct defendants liability and damages as the first and second phases of the case.

In July 2009, we were served in Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298).  The complaint alleges negligence, strict liability, nuisance, and attractive nuisance against NL, four other mining companies and a mobile home park.  In the complaint, five minor plaintiffs seek damages for personal injuries as well as punitive damages.  We intend to deny liability and will defend vigorously against all claims.  In August 2009, third-party defendant, the United States of America, removed the case to the Northern District of Oklahoma, where it was docketed as case No. 4:09-cv-546 and in September 2009, plaintiffs moved to return the case to the Oklahoma State Court, District of Ottawa County. In February 2010, the trial court granted plaintiffs’ motion to voluntarily dismiss with prejudice the claims of three of the five minor plaintiffs.  Trial has been scheduled to begin in October 2011.

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117).  This is a citizen's suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities.  The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River.  The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP.  The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties, and an award of costs.  We intend to defend vigorously against all of the claims.  In December 2009, NL and other defendants filed a motion to dismiss the case.  In May 2010, the court granted NL’s motion to dismiss.  In June 2010, plaintiffs filed an appeal to the United States Court of Appeals for the Third Circuit.

In January 2010, we were served with an amended complaint in Los Angeles Unified School District v. Pozas Brothers Trucking Co., et al. (Los Angeles Superior Court, Central Civil West, LASC Case No. BC 391342).  The complaint was filed against several defendants in connection to the alleged contamination of a 35 acre site in South Gate, California acquired by the plaintiff by eminent domain to construct a middle school and high school.  The plaintiff alleges that The 1230 Corporation (f/k/a Pioneer Aluminum, Inc.) operated on a portion of property within the 35 acre site and is responsible for contamination caused by its operations and that NL is liable as an alleged successor to The 1230 Corporation, which is a subsidiary of NL.  The plaintiff has brought claims for contribution, indemnity, and nuisance and is seeking past and future clean-up and other response costs.  We have denied liability and will defend vigorously against all of the claims.

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

ITEM 4.                  RESERVED

PART II

ITEM 5.                  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL).  As of February 28, 2011, there were approximately 3,183 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods.  On February 28, 2011 the closing price of our common stock was $13.67.

	High	Low	Cash dividends paid

Year ended December 31, 2009

First Quarter	$14.35	$7.14	$.125
Second Quarter	12.85	6.74	.125
Third Quarter	7.65	6.46	.125
Fourth Quarter	7.27	6.12	.125

Year ended December 31, 2010

First Quarter	8.85	6.59	.125
Second Quarter	8.92	6.07	.125
Third Quarter	10.28	6.20	.125
Fourth Quarter	12.14	8.54	.125

January 1, 2011 through February 28, 2011	$14.52	$11.01	$-
__________________________

In February 2011, our Board of Directors declared a first quarter 2011 cash dividend of $.125 per share to shareholders of record as of March 10, 2011 to be paid on March 29, 2011.  However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Performance Graph -  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2005 through December 31, 2010.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2005 and the reinvestment of dividends.

	2005	2006	2007	2008	2009	2010
NL common stock	$100	$77	$89	$109	$60	$103
S&P 500 Composite Stock Price Index	100	116	122	77	97	112
S&P 500 Industrial Conglomerates Index	100	109	113	55	61	72

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, providing for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2010, there were 43,150 options outstanding to purchase shares of our common stock, and approximately 4,103,600 shares were available for future grant or issuance.  All remaining outstanding options at December 31, 2010 expired or were exercised in February 2011.  We do not have any equity compensation plans that were not approved by our shareholders.  See Note 14 to our Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2006	2007	2008		2009	2010
	(In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:

Net sales	$190.1	$177.7	$165.5		$116.1	$135.3

Income (loss) from component products operations	$20.5	$15.4	$5.3	(1)	$(4.0)	$9.4

Equity in earnings (losses) of Kronos	$29.3	$(23.9)	$3.2		$(12.5)	$45.6

Net income (loss)	$29.6	$.9	$32.8		$(12.0)	$70.8

Net income (loss) attributable to NL stockholders	$26.1	$(1.7)	$33.2		$(11.8)	$70.4

DILUTED EARNINGS PER SHARE DATA:

Net income (loss) attributable to NL stockholders	$.54	$(.04)	$.68		$(.24)	$1.40

Cash dividends per share	$.50	$.50	$.50		$.50	$.50

Weighted average common shares outstanding	48,584	48,590	48,605		48,609	48,627

BALANCE SHEET DATA (at year end):
Total assets (3)	$529.3	$524.8	$419.5		$403.0	$553.7
Long-term debt, including current maturities (2)	-	50.0	43.0		42.2	74.5
NL stockholders' equity (3)(4)	248.5	246.5	188.4		174.6	252.9
Total equity	293.9	260.8	200.2		185.7	263.9

STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$29.0	$(2.8)	$.8		$1.4	$5.4
Investing activities	(25.2)	17.5	7.1		32.4	2.8
Financing activities	(27.7)	(27.3)	(32.2)		(25.9)	(17.8)

(1)Includes a $10.1 million goodwill impairment charge related to our Marine Components reporting unit. See Note 7 to our Consolidated Financial Statements.

(2)Long-term debt includes promissory notes payable to affiliates. See Note 17 to our Consolidated Financial Statements.

(3)We adopted the asset and liability recognition provisions of Accounting Standard Codification (“ASC”) Topic 715 as of December 31, 2006 and the measurement date provisions of the Topic as of December 31, 2007.  See Notes 16 to our Consolidated Financial Statements.

(4)We adopted the uncertain tax position provisions of ASC Topic 740 as of January 1, 2007. See Note 15 to our Consolidated Financial Statements.

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  We also own a noncontrolling interest in Kronos Worldwide, Inc.  Both CompX (NYSE Amex: CIX) and Kronos (NYSE: KRO) file periodic reports with the SEC.

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

We account for our 30% non-controlling interest in Kronos by the equity method.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments.  TiO2 is used for a variety of manufacturing applications including coatings, plastics, paper and other industrial products.

Net Income Overview

We had net income attributable to NL stockholders of $70.4 million, or $1.40 per diluted share, in 2010 compared to a net loss of $11.8 million, or $.24 per share, in 2009 and net income of $33.2 million, or $.68 per diluted share, in 2008.

As more fully discussed below, the increase in our earnings per share from a loss in 2009 to income in 2010 is primarily due to the net effects of:

•	equity in net income from Kronos in 2010 as compared to equity in losses in 2009,
•	a pre-tax gain of $78.9 million ($51.0 million, net of taxes) on our reduction in ownership interest in Kronos in 2010,
•	lower pre-tax litigation settlement gains of $6 million in 2010,
•	income from operations from component products in 2010 as compared to a loss in 2009,
•	a litigation settlement expense in 2010 as discussed below,
•	lower environmental remediation expense in 2010,
•	lower litigation and related expenses in 2010, and
•	higher insurance recoveries in 2010 primarily related to the litigation settlement expense.

The decrease in our earnings per share from 2008 to 2009 is primarily due to the net effects of:

•	equity in net losses of Kronos in 2009 as opposed to earnings in 2008,
•	lower litigation settlement gains of $37.5 million in 2009,
•
lower component products income from operations in 2009, including consideration of the impact of the $10.1 million goodwill impairment charge related to the marine components business line recognized in 2008,

•	higher defined benefit pension expense in 2009,
•	lower litigation and related expenses in 2009,
•	lower environmental remediation expense in 2009 and
•	lower insurance recoveries in 2009.

Our 2010 net income attributable to NL stockholders includes:

•	income of $1.05 per share related to the decrease in our ownership interest in Kronos from 36% to 30% in 2010,
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
•
a charge of $.03 per share, net of noncontrolling interest, related to the recognition of a deferred income tax liability associated with a determination that certain undistributed earnings of CompX’s Taiwanese subsidiary can no longer be considered to be permanently reinvested, and

•	a write-down of assets held for sale of $.01 per share.

Our 2009 net loss attributable to NL stockholders includes:

•	a litigation settlement gain of $.15 per share related to the settlement of condemnation proceedings on real property we owned,
•	income of $.06 per share related to certain insurance recoveries, and
•	a write-down of assets held for sale of $.01 per share.

Our 2008 net income attributable to NL stockholders includes:

•	a litigation settlement gain of $.65 per diluted share related to the settlement of condemnation proceedings on real property we owned,
•	a goodwill impairment charge of $.21 per diluted share related to the marine business line of our component products operations,
•	interest income of $.06 per diluted share related to certain escrow funds,
•	income included in our equity in earnings of Kronos of $.03 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany, and
•	income of $.13 per diluted share related to certain insurance recoveries.

Outlook for 2011

We currently expect our net income in 2011 to be lower than in 2010 due to the net effects of:

•	the gain recorded on our reduction in ownership interest in Kronos in 2010,
•	higher equity in earnings from Kronos in 2011,
•	the litigation settlement charge recorded in 2010,
•	lower insurance recoveries in 2011, and
•	higher component products income from operations in 2011.

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

At December 31, 2010, the carrying value (which equals fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each of such investments.  At December 31, 2010, the $42.49 per share quoted market price of our investment in Kronos (our only equity method investee) exceeded its per share net carrying value by over 200%.

•
Long-lived assets - We assess property and equipment for impairment only when circumstances (as specified in ASC 360-10-35, Property, Plant, and Equipment) indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

Due to management’s approval of a restructuring plan for CompX’s Furniture Components reporting unit in November of 2010, which includes moving precision slide production from the Byron Center, Michigan facility to other precision slide manufacturing facilities within our Furniture Components unit, we evaluated the long lived assets for our Byron Center facility.  As of December 31, 2010, we concluded no impairments were present.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations, it is reasonably likely we would conclude an impairment was present.

No other long-lived assets in our other reporting units were tested for impairment during 2010 because there were no circumstances indicating an impairment may exist.

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

No goodwill impairments were deemed to exist as a result of our annual impairment review completed during the third quarter of 2010, as the estimated fair value of each reporting unit was substantially in excess of the net carrying value of the respective reporting unit.  See Notes 1 and 7 to the Consolidated Financial Statements.

•
Benefit plans - We maintain various defined benefit pension plans and postretirement benefits other than pensions (“OPEB”).  The amounts recognized as defined benefit pension and OPEB expenses and the reported amounts of pension asset and accrued pension and OPEB costs are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates.  Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below “Assumptions on defined benefit pension plans and OPEB plans.”

•
Income taxes - We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate was made.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  It is possible that in the future we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made.  See Note 15 to our Consolidated Financial Statements.

We reevaluate at the end of each reporting period whether or not some or all of the undistributed earnings of our non-U.S. subsidiaries are not permanently reinvested (as that term is defined in GAAP).  At the end of March 2010, and based primarily upon changes in our cash management plans, we determined that all of the undistributed earnings of CompX’s Taiwanese subsidiary can no longer be considered permanently reinvested in Taiwan.  Accordingly, in the first quarter of 2010 we recognized an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of our Taiwanese subsidiary.  Consequently, all of the undistributed earnings of our non-U.S. operations are now considered to be not permanently reinvested.  While we may have currently concluded that all of the undistributed earnings are not permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our non-U.S. subsidiaries, could result in a conclusion that some or all of the undistributed earnings are permanently reinvested.  If our prior conclusions change, we would be required to derecognize a previously recognized deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability related to the amount of undistributed earnings considered to be permanently reinvested.

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

•
Assets Held for Sale - Our assets held for sale at December 31, 2010, consist of a facility in River Grove, Illinois and land in Neenah, Wisconsin.  These two properties (primarily land, buildings and building improvements) were formerly used in CompX’s operations.  During the third quarter of 2010, and as weak economic conditions continued longer than expected, we obtained an independent appraisal for the River Grove facility (the most significant of these two properties).  Based on this appraisal, we recorded a write-down of $.5 million during the third quarter of 2010 to reduce the carrying value of the asset to its estimated fair value less cost to sell.  During the fourth quarter of 2010, we obtained an independent appraisal for the Neenah land.  Based on this appraisal, we determined the carrying value of the asset approximates the fair value less cost to sell and therefore no adjustment to the carrying value was deemed necessary.  The combined carrying value of these two properties is $2.4 million at December 31, 2010.  The appraisals represent a Level 2 input.  Both properties are being actively marketed.  However, due to the current state of the commercial real estate market, we cannot be certain of the timing of the disposition of the assets.  If we continue to experience difficulty in disposing of the assets at or above their carrying value, we may have to record additional write-downs of the assets in the future.

Income from operations of CompX and Kronos is impacted by certain of these significant judgments and estimates, as summarized below:

•	Chemicals – allowance for doubtful accounts, impairment of equity method investments, long-lived assets, defined benefit pension and OPEB plans, loss accruals and income taxes, and
•	Component products – impairment of goodwill and long-lived assets, loss accruals and income taxes.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investments, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Income from operations

The following table shows the components of our income (loss) from operations.

	Year ended December 31,			% Change
	2008	2009	2010	2008-09	2009-10
	(Dollars in millions)

CompX	$5.3	$(4.0)	$9.4	(175)%	335%
Insurance recoveries	9.6	4.6	18.8	(52)%	306%
Litigation settlement gain	48.8	11.3	5.3	(77)%	(53)%
Litigation settlement expense	-	-	(32.2)	-	100%
Corporate expense and other	(24.9)	(23.5)	(15.5)	(6)%	(34)%

Income (loss) from operations	$38.8	$(11.6)	$(14.2)	(130)%	23%

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Year ended December 31,			% Change
	2008	2009	2010	2008-09	2009-10
	(Dollars in millions)

Equity in earnings (loss) of Kronos	$3.2	$(12.5)	$45.6	(486)%	n.m.
Gain on reduction in ownership in Kronos Worldwide, Inc.	-	-	78.9	-	n.m.
Interest and dividend income	8.0	2.7	2.4	(66)%	(11)%
Interest expense	(2.4)	(1.1)	(1.5)	(55)%	42%
________________________________

   n.m. - not meaningful

CompX International Inc.

	Year ended December 31,			% Change
	2008	2009	2010	2008-09	2009-10
	(Dollars in millions)

Net sales	$165.5	$116.1	$135.3	(30)%	17%
Cost of sales	125.7	92.3	99.3	(27)%	8%

Gross margin	39.8	23.8	36.0	(40)%	51%

Goodwill impairment	10.1	-	-	(100)%	-
Operating costs and expenses	24.4	27.1	26.1	11%	(4)%
Assets held for sale write-down	-	.7	.5	100%	(29)%

Income(loss)from operations	$5.3	$(4.0)	$9.4	(175)%	335%

Percentage of net sales:
Cost of sales	76%	80%	73%
Gross margin	24%	20%	27%
Operating costs and expenses	21%	23%	19%
Income (loss) from operations	3%	(3)%	7%

Net Sales – Net sales increased approximately $19.2 million in 2010 as compared to 2009 principally due to an increase in order rates from our customers resulting from improved economic conditions in North America.  CompX’s Furniture Components, Security Products and Marine Components businesses accounted for approximately 57%, 34% and 9%, respectively, of the total increase in sales year over year.  Furniture Components sales comprised a greater percentage of the total increase because this market experienced a greater contraction in demand during the economic downturn in 2009, resulting in a greater relative increase as customer demand began to return.  The Marine Components business accounted for a smaller percentage of the total increase due to its smaller sales volume.

Net sales decreased approximately $49.4 million in 2009 as compared to 2008 principally due to lower order rates from our customers resulting from unfavorable economic conditions in North America.  CompX’s Furniture Components, Security Products and Marine Components businesses accounted for approximately 57%, 32% and 11%, respectively, of the total decrease in sales year over year.

Cost of Sales and Gross Margin – Cost of sales increased from 2009 to 2010 primarily due to increased sales volumes.  As a percentage of sales, gross margin increased in 2010 from the prior year.  The increase in gross margin percentage is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains.

Cost of sales decreased from 2008 to 2009 primarily due to decreased sales volumes.  As a percentage of sales, gross margin decreased in 2009 from the prior year primarily due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under-utilization of capacity, partially offset by a net $4.8 million in fixed manufacturing cost reductions implemented in response to lower sales.

Operating Costs and Expenses - Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales, patent litigation expenses and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment and currency transaction gains and losses.  As a percentage of net sales, operating costs and expenses decreased 4% in 2010 compared to 2009 primarily due to selling, general and administrative costs increasing at a slower rate than sales volumes and to lower patent litigation expenses in 2010.

While operating costs and expenses were reduced by $1.7 million from 2008 to 2009 in response to lower sales, they increased as a percentage of net sales due to the significant reduction in sales volumes.

Goodwill Impairment – During 2008, we recorded a non-cash goodwill impairment charge of $10.1 million for CompX’s marine components reporting unit.  See Note 7 to our Consolidated Financial Statements.

Income from operations – The comparison of income from operations for 2010 to 2009 was primarily impacted by the net effects of:

•
a $12.2 million improvement in gross margin in 2010 due to higher sales and continued control of fixed manufacturing costs, resulting in an increase in utilization of production capacity and improved coverage of fixed manufacturing costs;

•	the positive impact of $2.2 million in lower patent litigation expenses relating to Furniture Components in 2010; and
•	a negative $1.8 million impact of relative changes in currency exchange rates in 2010.

Excluding the 2008 goodwill impairment charge discussed above, the comparison of income from operations for 2009 to 2008 was primarily impacted by the net effects of:

•	a negative impact of approximately $21.2 million relating to lower order rates from many of our customers resulting from unfavorable economic conditions in North America in 2009,
•	approximately $4.6 million of patent litigation expenses in 2009 relating to Furniture Components,
•	a write-down on assets held for sale of approximately $717,000,
•	a $3.8 million reduction in fixed manufacturing expenses in 2009 in response to the lower sales volume,
•	a $1.7 million reduction in lower operating costs and expenses in 2009 in response to the lower sales volume and
•	$900,000 in lower depreciation expense in 2009 due to a reduction in capital expenditures for shorter lived assets over the last several years in response to lower sales.

Currency – CompX’s Furniture Components business has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in other currencies, principally the Canadian dollar and the New Taiwan dollar.  Most materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, fluctuations in currency exchange rates had the following effects on Furniture Component net sales and income from operations:

Impact of changes in currency exchange rates - 2009 vs. 2010 (in thousands)
	Transaction gains/(losses)recognized			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs. 2010
	2009	2010	Change
Impact on:
Net sales	$-	$-	$-	$999	$999
Income from operations	(236)	(354)	(118)	(1,645)	(1,763)

Impact of changes in currency exchange rates - 2008 vs. 2009 (in thousands)
	Transaction gains/(losses)recognized			Translation gain/loss- impact of rate changes	Total currency impact 2008 vs. 2009
	2008	2009	Change
Impact on:
Net sales	$-	$-	$-	$(848)	$(848)
Income from operations	679	(236)	(915)	907	(8)

The positive impact on sales in 2010 as compared to 2009 relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on sales in 2009 as compared to 2008 relates to sales denominated in non-U.S. dollar currencies translated into lower U.S. dollar sales due to a weakening of the local currency in relation to the U.S. dollar.

The negative impact on income from operations in 2010 as compared to the prior year results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.  The net impact on income from operations of changes in currency rates from 2008 to 2009 was not significant.

General – CompX’s profitability primarily depends on our ability to utilize production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily labor costs and materials.  The materials used in our products consist of purchased components and raw materials, some of which are subject to fluctuations in the commodity markets such as coiled steel, zinc, copper, plastic resin and stainless steel.  Total material costs represented approximately 50% of our cost of sales in 2010, with commodity related raw materials accounting for approximately 17% of our cost of sales.  Worldwide raw material costs increased significantly in 2008 and then declined in 2009 and began increasing in the second half of 2010.  We occasionally enter into commodity related raw material supply arrangements to mitigate the short-term impact of future increases in commodity related raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels.  This allows us to stabilize commodity related raw material purchase prices to a certain extent, provided the specified minimum purchase quantities are met.  We enter into such arrangements for zinc and coiled steel.  We expect commodity related raw material prices to increase in 2011 in conjunction with higher demand as a result of the expected improvement in the world wide economy.  Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2008	2009	2010	2008-	2009-
	(In millions)			2009	2010
Net sales:
Security Products	$77.1	$61.4	$68.0	(20)%	11%
Furniture Components	76.4	48.2	59.1	(37)%	23%
Marine Components	12.0	6.5	8.2	(46)%	26%

Total net sales	$165.5	$116.1	$135.3	(30)%	17%

Gross margin:
Security Products	$21.4	$17.8	$21.6	(18)%	21%
Furniture Components	16.0	6.5	13.5	(60)%	108%
Marine Components	2.4	(0.5)	0.9	(120)%	280%

Total gross margin	$39.8	$23.8	$36.0	(40)%	51%

Income from operations (loss):
Security Products	$12.4	$9.7	$13.1	(24)%	35%
Furniture Components	9.1	(4.7)	3.4	(151)%	172%
Marine Components	(10.7)	(3.0)	(1.4)	71%	53%
Corporate operating expenses	(5.5)	(6.0)	(5.7)	(13)%	5%

Total income from operations	$5.3	$(4.0)	$9.4	(175)%	335%

Income from operations margin:
Security Products	16%	16%	19%
Furniture Components	12%	(10)%	6%
Marine Components	(89)%	(46)%	(17)%
Total income from operations margin	3%	(3)%	7%

Security Products - Security Products net sales increased 11% to $68.0 million in 2010 compared to $61.4 million in 2009.  The increase in sales is primarily due to an increase in order rates across most of our customers resulting from improved economic conditions in North America.  Gross margin and operating income percentages increased in 2010 compared to 2009 due to the positive impact of (i) a $4.0 million increase in variable contribution primarily as a result of higher sales and improved production efficiencies directly resulting from the higher sales, and (ii) improved leverage of fixed manufacturing costs (which increased only $.3 million) and selling, general and administrative costs (which increased only $.4 million) on higher sales.

Security Products net sales decreased 20% to $61.4 million in 2009 compared to $77.1 million in 2008.  The decrease in sales is primarily due to lower customer order rates from most of our customers resulting from unfavorable economic conditions in North America.  Gross margin percentage increased slightly (less than 1%) in 2009 compared to 2008 and operating income percentage was comparable at 16% for the same periods. The comparable gross margin and income from operations percentages were achieved despite the significant decrease in sales due to the positive impact of (i) a $2.1 million reduction in fixed manufacturing costs implemented in response to lower sales, (ii) a $1.6 million improvement in variable contribution margin through a combination of sales price increases implemented at the beginning of 2009 in response to cost increases experienced in 2008 and a more favorable product mix and (iii) a $900,000 reduction in selling, general and administrative costs in response to lower sales which were partially offset by reduced fixed costs coverage from lower sales and the related under-utilization of capacity.

Furniture Components - Furniture Components net sales increased 23% to $59.1 million in 2010 from $48.2 million in 2009 primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin percentage increased approximately 10% in 2010 compared to 2009.  Income from operations increased from a loss of $4.7 million in 2009 to income of $3.4 million in 2010.  The increases in the gross margin percentage and income from operations are primarily the result of (i) a $6.6 million increase in variable contribution primarily as a result of higher sales and improved production efficiencies directly resulting from the higher sales, (ii) improved leverage of fixed manufacturing costs due to the significant increase in sales and continued control of costs and (iii) lower selling, general and administrative costs primarily due to a $2.2 million decrease in litigation expense which was partially offset by limited cost increases in response to the higher sales and the negative impact of changes in currency exchange rates.

Furniture Components net sales decreased 37% to $48.2 million in 2009 from $76.4 million in 2008 primarily due to lower order rates from most of our customers resulting from unfavorable economic conditions in North America.  Gross margin percentage decreased approximately 8% in 2009 compared to 2008.  Operating income decreased to a loss of $4.7 million in 2009 as compared to income of $9.2 million in 2008.  The decreases in the gross margin percentage and income from operations are primarily the result of approximately $2.3 million in reduced fixed manufacturing cost coverage from lower sales and the related under-utilization of capacity combined with approximately $4.6 million of patent litigation expenses recorded in selling, general and administrative expense partially offset by reduced fixed manufacturing costs of approximately $2.4 million and reduced selling, general and administrative expenses of approximately $1.2 million in response to lower sales.

Marine Components - Marine Components net sales increased 26% in 2010 as compared to 2009 primarily due to an increase in customer order rates resulting from improved economic conditions in North America.  As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin percentage increased approximately 20% from 2009 to 2010.  Consequently, loss from operations decreased to $1.4 in 2010 as compared to a loss of $3.0 million in 2009.

Marine Components net sales decreased 46% in 2009 as compared to 2008 primarily due to a dramatic overall downturn in the marine industry.  Gross margin decreased to a loss in 2009 as compared to 2008.  The 2008 operating loss for Marine Components includes a goodwill impairment charge of approximately $10.1 million.  Excluding the goodwill impairment charge, our loss from operations increased approximately $2.5 million in 2009 as compared to 2008.  The decrease in gross margin and increase in operating loss are the result of reduced coverage of fixed costs from lower sales volume, partially offset by reduced fixed manufacturing costs of approximately $270,000 and reduced selling, general and administrative expenses of approximately $610,000 in response to lower sales.

  Outlook - Demand for CompX’s products increased compared to the prior year as conditions in the overall economy improved during 2010.  While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates that may result in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in an efficient infrastructure that we are leveraging as sales improve.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of commodity raw materials is ongoing.  The cost of these raw materials began to increase during 2010 as compared to the end of 2009 and we currently expect these costs to continue to be volatile during 2011.  We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time.  In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by commodity raw material cost pressures.

As discussed in Note 19 to the Consolidated Financial Statements, we have been involved in certain patent infringement litigation, which has in the past resulted in significant litigation expense.  With regard to the litigation discussed in Note 19 where we were the defendant, we have received a favorable court ruling and dismissal of the patent infringement claims and do not expect to incur any significant additional costs relating to this litigation.  With regard to the litigation where we received a favorable judgment for patent infringement against a competitor, we may incur costs during 2011 that could be material since this competitor is appealing the judgment.

The U.S. dollar weakened in 2010 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of our non-U.S. operations.  We currently expect the U.S. dollar to continue to weaken during 2011 or remain below the rates that were in effect in 2010, which will likely have a negative impact on our 2011 results in comparison to 2010.  When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts.  However, such strategies can not fully mitigate the negative impact of changes in currency exchange rates.

General corporate and other items, interest and dividend income, interest expense, provision for income taxes (benefit), noncontrolling interest and related party transactions

Insurance recoveries – We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.

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

In addition to insurance recoveries discussed above, our insurance recoveries in 2010 include an insurance recovery recognized in the first quarter in connection with the litigation settlement discussed in Note 19 to our Consolidated Financial Statements.  We had insurance coverage for a portion of the litigation settlement expense, and a substantial portion of the insurance recoveries we recognized in 2010 relates to such coverage.

Litigation settlement gains – Litigation settlement gain in 2010 relates to a $5.3 million pre-tax gain recognized for a settlement agreement we entered into with another potentially responsible party for certain environmental matters.  Litigation settlement gains in 2008 and 2009 relate to the first and second closings associated with the settlement of condemnation proceedings on certain real property we formerly owned that is subject to environmental remediation.  See Note 19 to the Consolidated Financial Statements.

Litigation settlement expense and corporate expense – The $32.2 million litigation settlement expense is discussed in Note 19 to our Consolidated Financial Statements.  Corporate expenses were $15.6 million in 2010, $7.9 million or 34% lower than in 2009 primarily due to lower litigation and related costs (excluding the legal settlement expense discussed in Note 19) and lower environmental expense in 2010.  Included in 2010 corporate expenses are:
•	litigation and related costs of $8.8 million in 2010 compared to $12.4 million in 2009 and
•	environmental expense of $425,000 in 2010 compared to $3.7 million in 2009.

Corporate expenses were $23.5 million in 2009, $1.4 million or 6% lower than in 2008 primarily due to lower legal and environmental expenses as noted below, partially offset by higher pension expense as discussed in “Assumptions on defined benefit pension plans and OPEB plans”.  Included in 2009 corporate expense are:

•	litigation and related costs of $12.4 million in 2009 compared to $14.6 million in 2008 and
•	environmental expense of $3.7 million in 2009 compared to $6.8 million in 2008.

We expect that net general corporate expenses in 2011 will be higher than in 2010, primarily due to higher expected litigation and related expenses.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 19 to the Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expect to be involved during 2011, or the nature of such cases, were to change our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2011, our corporate expenses would be higher than we currently estimate.  In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase in our accrued environmental costs.  See Note 19 to the Consolidated Financial Statements.

Gain on reduction in ownership interest in Kronos Worldwide, Inc. - In November 2010, Kronos completed a secondary public offering of 8.97 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million.  All shares were sold to third-party investors.  Upon completion of the offering our ownership of Kronos was reduced from 36.0% to 30.4%.  As a result of such reduction in our ownership interest in Kronos, in the fourth quarter of 2010 we recognized a $78.9 million pre-tax gain, representing the increase in our proportionate interest in Kronos’ net assets from immediately prior to immediately following Kronos’ stock issuance.  See Note 6 to the Consolidated Financial Statements.

Interest and dividend income – Interest and dividend income in 2010 decreased $.3 million from 2009 primarily due to lower cash available for investment.  Interest and dividend income in 2009 decreased $5.3 million from 2008 primarily due to the interest received in April 2008 on certain escrow funds we became entitled to as part of a litigation settlement agreement.  We recognized this as interest income during the second quarter of 2008.

Interest and dividend income fluctuates in part based upon the amount of funds invested and yields thereon.  We expect that interest income will be lower in 2011 than 2010 primarily due to lower cash available for investment.

Interest expense - Interest expense in 2010 increased $.4 million primarily due to interest paid on a promissory note related to a litigation settlement during 2010 (3.25% at December 31, 2010) and interest paid on a promissory note payable to Valhi (6% at December 31, 2010).  See Notes 19 and 17 to the Consolidated Financial Statements.

Substantially all of our interest expense in 2008 and 2009 relates to CompX.  Interest expense on the note payable to TIMET was approximately $2.2 million in 2007, $.8 million in 2008 and $.6 million in 2010.  Interest rates were 5.05% at December 31, 2008, 1.25% at December 31, 2009 and 1.30% at December 31, 2010.

Provision (benefit) for income taxes - We recognized income tax expense of $40.5 million in 2010 compared to a benefit of $10.3 million in 2009 and expense of $14.9 million in 2008. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos.  We do not recognize, and we are not required to pay, income taxes to the extent we receive dividends from Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos.  In this regard, Kronos suspended its quarterly dividend of $.25 per share beginning in the first quarter of 2009, and continued such suspension through the third quarter of 2010. In the fourth quarter of 2010, Kronos resumed its quarterly dividend of $.25 per share, and in February 2011 Kronos paid a special dividend of $1.00 per share.  Such February 2011 special dividend is in addition to Kronos’ regular first quarter 2011 quarterly dividend.

See Note 15 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2010 includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary due to reassessment of our permanent reinvestment conclusion on our non-U.S. earnings.

Our income tax benefit in 2009 includes a $.6 million benefit related to a net reduction in our reserve for uncertain tax positions primarily due certain statute of limitation expirations in the fourth quarter of 2009.

The goodwill impairment charge of $10.1 million recorded in 2008 is non-deductible goodwill for income tax purposes. See Note 7 to our Consolidated Financial Statements. Accordingly, there is no income tax benefit associated with the goodwill impairment charge for financial reporting purposes.  Our income tax expense in 2008 includes a $2.1 million benefit related to a net reduction in our reserve for uncertain tax positions primarily due to certain statute of limitation expirations in the fourth quarter of 2008.

Noncontrolling interest – Noncontrolling interest in net income of subsidiary increased $.7 million in 2010 as compared to 2009.  This increase is due to higher earnings for CompX in 2010 as compared to a net loss in 2009.

Noncontrolling interest in net loss of subsidiary decreased $.1 million in 2009 as compared to 2008.  This increase is due to a lower net loss for CompX in 2009.

Related party transactions – We are a party to certain transactions with related parties.  See Notes 1 and 17 to the Consolidated Financial Statements.  It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Recent accounting pronouncements - See Note 21 to our Consolidated Financial Statements.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2008	2009	2010	2008-	2009-
	(Dollars in millions)			2009	2010

Net sales	$1,316.9	$1,142.0	$1,449.7	(13)%	27%
Cost of sales	1,096.3	1,011.7	1,104.4	(8)%	9%

Gross margin	$220.6	$130.3	$345.3

Income (loss) from operations	$47.2	$(15.7)	$178.4	(133)%	n.m.
Other, net	1.0	.2	.7
Interest expense	(42.2)	(41.4)	(38.8)
Income loss before income taxes	6.0	(56.9)	140.3

Provision for income taxes (benefit)	(3.0)	(22.2)	9.7

Net income (loss)	$9.0	$(34.7)	$130.6

Percentage of net sales:
Cost of sales	83%	89%	76%
Income from operations	4%	(2)%	12%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$3.2	$(12.5)	$45.6

TiO2 operating statistics:
Sales volumes*	478	445	528	(7)%	19%
Production volumes*	514	402	524	(22)%	30%

Change in TiO2 net sales:
TiO2 product pricing				(1)%	11%
TiO2 sales volumes				(7)	19
TiO2 product mix				(2)	-
Changes in currency exchange rates				(3)	(3)

Total				(13)%	27%
________________________________

* Thousands of metric tons
n.m. - not meaningful

Current TiO2 industry conditions and 2010 overview – Throughout 2010, global customer demand for Kronos’ TiO2 products continued to strengthen, and its production facilities operated at near full capacity rates.  Kronos believes that inventories throughout the TiO2 industry remain at historically low levels despite efforts of the major TiO2 producers to operate their facilities at near full capacity.  As a result of improved TiO2 industry conditions, Kronos implemented significant increases in TiO2 selling prices during 2010 that resulted in increased profitability and cash flows.  Even with such increased profitability, Kronos currently believes that profit margins are significantly lower than necessary to reasonably justify greenfield or other major expansions of TiO2 capacity.  Provided that global demand for TiO2 products remains strong, Kronos expects that the low level of worldwide TiO2 inventories will continue for several years, and it anticipates further implementation of TiO2 selling price increases.  Based on these positive market dynamics in the TiO2 industry, Kronos expects its profitability and cash flows to significantly increase in 2011 and the foreseeable future.

Net sales – As a result of the above conditions in the TiO2 industry, Kronos’ net sales increased 27% or $307.7 million in 2010 compared to 2009, primarily due to a 19% increase in sales volumes and an 11% increase in average selling prices.  In addition, Kronos estimates that the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $36 million, or 3%, as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.  Based on the current conditions in the TiO2 industry, Kronos currently expects that average selling prices in 2011 will be significantly higher than the average selling prices in 2010 and expects demand in 2011 will exceed 2010 levels.

Kronos’ net sales decreased 13% or $174.9 million in 2009 compared to 2008, primarily due to a 7% decrease in sales volumes and a 1% decrease in average selling prices.  Variations in grades of products sold unfavorably impacted net sales by 2%.  In addition, Kronos estimates the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $35 million, or 3%, as compared to the same period in 2008.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  As a result of these market pressures, Kronos’ average TiO2 prices in 2009 were 1% lower than in the prior year.  During the first half of 2009, Kronos’ average selling prices were generally declining, as it faced weak demand and excessive inventory levels.  Beginning mid-2009, Kronos and its competitors announced various price increases.  A portion of these price increase announcements were implemented during the third and fourth quarters of 2009, and as a result Kronos’ average selling price at the end of the second half of 2009 was 3% higher than at the end of the first half of 2009.  Kronos’ 7% decrease in sales volumes in 2009 was primarily due to lower sales volumes in Europe and North America as a result of a global weakening in demand due to poor overall economic conditions, principally in the first half of 2009.

Cost of sales – Kronos’ cost of sales increased $92.7 million or 9% in 2010 compared to 2009 due to the net impact of a 30% increase in TiO2 production volumes for a new production record of 524,000 metric tons, a 19% increase in sales volumes, an increase in maintenance costs of $25.2 million and higher raw material costs of $4.5 million.  In addition, cost of sales in 2010 was negatively impacted by approximately $15 million as a result of higher production costs in 2010 at Kronos’ ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 76% in 2010 compared to 89% in 2009 primarily due to higher selling prices in 2010 and the significantly higher production volumes in 2010, as Kronos implemented temporary plant curtailments during the first half of 2009 in order to reduce finished goods inventories to an appropriate level.  Such temporary plant curtailments resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

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

Income (loss) from operations – Kronos’ income from operations increased by $194.1 million from a loss of $15.7 million in 2009 to income from operations of $178.4 million in 2010.  Income (loss) from operations as a percentage of net sales increased to 12% in 2010 from (2)% in 2009.  This increase is driven by the improvement in gross margin, which increased to 24% in 2010 compared to 11% in 2009.  Kronos’ gross margin increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency exchange rates have negatively affected Kronos’ gross margin and income from operations.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $27 million in 2010 as compared to 2009.

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

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 12% and 13% in 2010 and 2009, respectively.

Interest expense – Kronos’ interest expense decreased $2.6 million from $41.4 million in 2009 to $38.8 million in 2010 due to decreased average borrowings under its revolving credit facilities.  The interest expense Kronos recognizes will also vary with fluctuations in the euro exchange rate.

Kronos’ interest expense decreased $.8 million from $42.2 million in 2008 to $41.4 million in 2009 due to changes in currency exchange rates which offset the effect of increased average borrowings under its revolving credit facilities and higher interest rates on its European credit facility.

Income taxes – Kronos’ income tax provision was $9.7 million in 2010 compared to an income tax benefit of $22.2 million in 2009.   Some of the more significant items impacting this reconciliation are summarized below.

•
Kronos’ income tax provision in 2010 includes a $35.2 million non-cash income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of its German corporate and trade tax net operating loss carryforwards.

•
Kronos’ income tax benefit in 2009 includes a non-cash benefit of $4.7 million related to a net decrease in its reserve for uncertain tax positions, primarily as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

Kronos’ income tax benefit was $22.2 million in 2009 compared to $3.0 million in 2008.  Some of the more significant items impacting this reconciliation are summarized below.

•
Kronos’ income tax benefit in 2009 includes a non-cash benefit of $4.7 million related to a net decrease in our reserve for uncertain tax positions, primarily as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

•
Kronos’ income tax benefit in 2008 includes a non-cash benefit of $7.2 million relating to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of its German corporate and trade tax net operating loss carryforwards.

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

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates - 2009 vs. 2010 (in millions)
	Transaction gains/(losses)recognized			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs. 2010
	2009	2010	Change
Impact on:
Net sales	$-	$-	$-	$(36)	$(36)
Income from operations	10	8	(2)	(25)	(27)

Impact of changes in currency exchange rates - 2008 vs. 2009 (in millions)
	Transaction gains/(losses)recognized			Translation gain/loss- impact of rate changes	Total currency impact 2008 vs. 2009
	2008	2009	Change
Impact on:
Net sales	$-	$-	$-	$(35)	$(35)
Income from operations	1	10	9	31	40

The negative impact on income from operations in 2010 as compared to 2009 is due to increased currency transaction losses in 2010 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.  The positive impact on income from operations in 2008 versus 2009 is due to increased currency transaction gains in 2009 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.

Outlook – Kronos operated its production facilities at near full capacity levels during 2010, and its production volumes in 2010 set a new record for Kronos.  Given the current TiO2 industry dynamics, Kronos currently expects to continue to operate its facilities at near full capacity levels throughout 2011.  While Kronos will continue to work on debottlenecking projects in 2011 to increase production capacity, Kronos believes such debottlenecking projects are now only able to produce nominal increases in capacity, and as a result, production volumes in 2011 are only expected to increase by a few thousand metric tons as compared to 2010.

The overall strong global demand for TiO2 Kronos experienced in 2010 is expected to continue in 2011, and inventory levels throughout the TiO2 industry remain at historically low levels.  As a result, in 2011 Kronos expects it will be able to sell all of the TiO2 it produces.  Given its expectations for the level of its increased production capacity in 2011 discussed above, Kronos similarly expects that sales volumes in 2011 will only increase by a few thousand metric tons as compared to 2010.

During 2009 and 2010, Kronos announced various TiO2 price increases, a portion of which were implemented during the second half of 2009 and throughout the year of 2010.  Kronos’ average TiO2 selling prices were 11% higher for the full year 2010 as compared to the full year 2009, and its average selling prices at the end of 2010 were 22% higher as compared to the end of 2009.  As discussed above, even with the increased profitability Kronos achieved in 2010, it currently believes that profit margins are significantly lower than necessary to reasonably justify greenfield or other major expansions of TiO2 capacity.  As a result, Kronos anticipates its average selling prices will continue to increase significantly during 2011.

Kronos also expects relative increases in its raw material, energy and freight costs during 2011, including more-than-normal inflationary increases in the cost of its feedstock ore and petroleum coke.  Overall, Kronos currently expects its per metric ton cost of TiO2 produced will increase approximately 6% to 10% in 2011 as compared to 2010.  Given the current conditions in the TiO2 industry, if Kronos’ costs of production exceed its current expectations in 2011, Kronos believes it could recoup such higher costs through additional selling price increases.

Overall, Kronos expects that income from operations will be significantly higher in 2011 as compared to 2010, as the favorable effect of higher selling prices will more than offset the impact of higher production costs.

Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier than expected capacity additions or reductions and technological advances.  If actual developments differ from its expectations, Kronos’ results of operations could be unfavorably affected.

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

We recognized consolidated defined benefit pension plan income of $3.1 million in 2008, as compared to defined benefit pension plan expense of $.7 million in 2009 and $.6 million in 2010.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under GAAP for financial reporting purposes.  We made contributions to all of our plans of approximately $.6 million in 2008 and $.5 million in each of 2009 and 2010.

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

At December 31, 2010, our projected benefit obligations for defined benefit plans comprised $43.9 million related to U.S. Plans and $8.7 million for the U.K. plan, which is associated with a former disposed business unit.  We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2008 and expense in 2009	Obligations at December 31, 2009 and expense in 2010	Obligations at December 31, 2010 and expense in 2011

U.S.	6.1%	5.7%	5.1%
United Kingdom	6.0%	5.8%	5.5%

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

At December 31, 2010, approximately 83% of the plan assets related to plan assets for our plans in the U.S., with the remainder related to the U.K.  plan.  We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets of each of our plans and the expected long-term rates of return for such asset components as well as the historical rates of return achieved.  At December 31, 2009 and 2010, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.  Harold C. Simmons is the sole trustee of the CMRT and is a member of the CMRT investment committee.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  The CMRT holds TIMET common stock in its investment portfolio; however through December 31, 2009 NL invested in a portion of the CMRT which does not include the TIMET holdings.  Beginning in 2010, NL now invests in the portion of the CMRT that holds such stock.  During the history of the CMRT from its inception in 1988 through December 31, 2010, the average annual rate of return (excluding the CMRT’s investment in TIMET common stock) has been 12%, while such annual rate of return including TIMET common stock has been 15%.

The CMRT weighted-average asset allocation by asset category was as follows:

	December 31,
	2009	2010
Equity securities and limited partnerships	68%	83%
Fixed income securities	31	16
Cash, cash equivalents and other	1	1

Total	100%	100%

We regularly review our actual asset allocation for our U.K. plan, and will periodically rebalance the investments in the plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.  The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.

Our assumed long-term rates of return on plan assets for 2008, 2009 and 2010 were as follows:

	2008	2009	2010

U.S.	10.0%	10.0%	10.0%
United Kingdom	7.0%	6.5%	5.8%

We currently expect to utilize the same long-term rate of return on plan asset assumptions in 2011 as we used in 2010 for purposes of determining the 2010 defined benefit pension plan expense.

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

During 2010, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $2.5 million.  This actuarial gain resulted primarily from the favorable impact of the actual return on plan assets in excess of the expected plan-asset return during the year, offset in part by the unfavorable impact of a reduction in discount rates from December 31, 2009 to December 31, 2010.

During 2009, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $1.3 million.  This actuarial loss resulted primarily from the reduction of the assumed discount rate in determining our projected benefit obligation.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2011, we expect to recognize defined benefit pension income of approximately $.2 million in 2011.  In comparison, we expect to be required to contribute approximately $.7 million to such plans during 2011.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2010, our aggregate projected benefit obligations would have increased by approximately $1.1 million at that date.  Such a change would not materially impact our defined benefit pension income for 2011.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.1 million during 2011.

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

We recognized consolidated OPEB expense of $.5 million in 2008, $.4 million in 2009 and $.3 million in 2010.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.1 million in 2008, $.8 million in 2009 and $.8 million in 2010.  Substantially all of our accrued OPEB cost relates to benefits being paid to retirees and their dependents, and no OPEB benefits are being earned by current employees.  As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year.  Accordingly, the amount of accrued OPEB expense is expected to decline gradually.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries.  In certain cases, we have the right to pass on to retirees all or a portion of increases in health care costs.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide and plan-design cost containment initiatives.  For example, at December 31, 2010 the expected rate of increase in future health care costs ranges from 8.5% in 2011, declining to 5.5% in 2018 and thereafter.

In the fourth quarter of 2010, we amended our benefit formula for most participants of the plan effective January 1, 2011, resulting in a prior service credit of approximately $3.6 million as of December 31, 2010.  Key assumptions including the health care cost trend rate as of December 31, 2010 now reflect these plan revisions to the benefit formula.

Based on the actuarial assumptions and amended benefit formula described above, we expect to recognize consolidated OPEB income of approximately $.6 million in 2011.  In comparison, we expect to be required to make approximately $.9 million of contributions to such plans during 2011.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2010, our aggregate projected benefit obligations would have increased by approximately $.1 million at that date, and our OPEB income would be expected to decrease by less than $.1 million during 2011.  Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by approximately $.2 million at December 31, 2010 and the change to OPEB expense would not have been material.

Non-U.S. operations

CompX - CompX has substantial operations and assets located outside the United States, principally furniture component product operations in Canada and Taiwan.  At December 31, 2010, CompX had substantial net assets denominated in the Canadian dollar and the New Taiwan dollar.

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates.  At December 31, 2010, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian krone and British pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income (loss) from operations.  Cash flows provided by operating activities increased from $1.4 million in 2009 to $5.4 million in 2010.  The $4.0 million increase in cash provided by operating activities includes the net effect of:

•	Kronos’ reinstatement of its quarterly dividend in the fourth quarter of 2010,
•
lower loss from operations in 2010 of $17.8 million excluding: the impact of the 2010 litigation settlement and related insurance recoveries; the litigation settlement pre-tax gain of $5.3 million in 2010; the litigation settlement pre-tax gain of $11.3 million in 2009; and the non-cash asset held for sale write-downs of $.5 million in 2010 and $.7 million in 2009,

•	$19.0 million paid in 2010 related to the litigation settlement expense,
•	Higher cash received from insurance recoveries in 2010 of $14.2 million,
•	lower net cash provided by relative changes in receivables, inventories and payables and accrued liabilities in 2010 of $22.8 million, and
•	lower cash paid for income taxes in 2010 of $3.9 million.

Cash flows provided by operating activities increased from $760,000 in 2008 to $1.4 million in 2009.  The $.6 million increase in cash provided by operating activities includes the net effect of:

•	Kronos’ suspension of its quarterly dividend in 2009,
•
lower income from operations in 2009 of $22.2 million (excluding the litigation settlement pre-tax gain of $11.3 million and the non-cash write-down of $.7 million on assets held for sale in 2009 and the litigation settlement pre-tax gain of $48.8 million and the $10.1 million non-cash goodwill impairment charge in 2008),

•	a higher amount of net cash provided by relative changes in receivables, inventories and payables and accrued liabilities in 2009 of $25.5 million,
•	lower cash paid for income taxes in 2009 of $16.9 million,
•	lower interest income of $5.3 million in 2009 primarily due to $4.3 million of interest received from certain escrow funds in 2008,
•	lower cash paid for interest of $1.0 million in 2009 related to CompX’s affiliate note payable and
•	higher adjustments to the provision for inventory reserves in 2009 of approximately $.8 million due to an increase in obsolete inventory resulting from reduced demand.

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

	Years ended December 31,
	2008	2009	2010
	(In millions)
Cash provided by (used in) operating activities:
CompX	$15.7	$15.3	$13.0
NL Parent and wholly-owned subsidiaries	(9.5)	(8.5)	(2.2)
Eliminations	(5.4)	(5.4)	(5.4)

Total	$.8	$1.4	$5.4

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2009 to December 31, 2010.  In absolute terms, trade accounts receivable increased by $2.9 million in 2010 as compared to 2009.  The increase in average days sales outstanding was the result of trade accounts receivable returning to a more normal relationship to sales in 2010 due to the improvement in the overall economic environment.  Also shown below, average number of days in inventory increased from December 31, 2009 to December 31, 2010.  In addition, inventory increased by $2.2 million in 2010 as compared to 2009.  The overall increase in days in inventory was the result of an increase in inventory in response to the increase in customer demand in 2010.  For comparative purposes, we have provided 2008 numbers below.

	2008	2009	2010

Days sales outstanding	41 Days	37 Days	41 days
Days in inventory	70 Days	64 Days	70 days

Investing activities

Net cash provided by investing activities totaled $2.8 million in 2010, $32.4 million in 2009 and $7.1 million in 2008. Capital expenditures, substantially all of which relate to CompX, were $2.1 million in 2010, $2.3 million in 2009 and $6.9 million in 2008.  Capital expenditures have primarily emphasized improvements to CompX’s manufacturing facilities and investments in manufacturing equipment, which utilize new technologies and increase automation of the manufacturing process to provide for increased productivity and efficiency.

During 2010:

•
we reduced restricted cash and restricted marketable securities by a total of $5.2 million due to the release of funds to us from escrow related to a litigation settlement and due to the reduction of one of our letters of credit and

•	we reduced restricted cash by $1.2 million due to payments made on an environmental remediation project.

During 2009:

•	we received $11.8 million from the second closing contained in a settlement agreement related to condemnation proceedings on certain real property we formerly owned in New Jersey,
•	we collected $22.2 million on notes receivable from affiliates and
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

In addition during 2008 we received a $15 million promissory note related to the settlement of condemnation proceedings.  See Notes 4 and 19 to our Consolidated Financial Statements.

Financing activities

Net cash used in financing activities totaled $17.8 million in 2010, $25.9 million in 2009 and $32.2 million in 2008.  We paid cash dividends of $24.3 million ($.50 per share) in each of 2010, 2009 and 2008.  Other financing activities over the past three years consisted principally of:

•	we paid $7.0 million for the repurchase of noncontrolling interest in a subsidiary’s stock in 2010,
•	we borrowed a net $11.3 million on a promissory note with Valhi in 2010,
•	CompX paid cash dividends to noncontrolling interests in the amount of $.8 million in each of 2010, 2009 and 2008,
•	CompX prepaid $1 million in 2010, $.8 million in 2009 and $7.0 million in 2008 on its note payable to TIMET and
•	CompX borrowed $5.0 million and made payments of $2.0 million under its credit facility in 2010.

Outstanding debt obligations and borrowing availability

At December 31, 2010, our consolidated indebtedness comprised:

•	a $42.2 million note payable to TIMET,
•	$11.3 million outstanding on a note payable to Valhi,
•	an $18.0 million promissory note issued in conjunction with a litigation settlement and
•	$3.0 million outstanding on a bank credit facility.

In June 2010, we entered into a promissory note with Valhi that allows us to borrow up to $40 million.  Our borrowings from Valhi under the revolving note are unsecured, bear interest at prime rate plus 2.75% (6.00% at December 31, 2010) with all principal due on demand, but in any event no earlier than March 31, 2012 and no later than December 31, 2012.  The amount of the outstanding borrowings at any time is solely at the discretion of Valhi.

At December 31, 2010, there was $3.0 million outstanding under CompX’s $37.5 million revolving credit facility that matures in January 2012.  Although CompX’s bank credit facility has a remaining capacity of $34.5 million, only $28 million is available to borrow as of the end of December 2010 due to debt covenant restrictions.  As of the first quarter of 2011, we expect the full unused capacity of the facility to become available to us, as such debt covenant limitations are expected to become inapplicable.  In addition, in February 2011 CompX repaid all of the $3.0 million which was outstanding at December 31, 2010 on the revolving credit facility.

Provisions contained in CompX’s and Kronos’ credit agreements could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, the revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of the revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

NL, CompX and Kronos are in compliance with all of their respective debt covenants at December 31, 2010.  Our and our affiliates’ ability to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements.  We believe each of NL, CompX and Kronos will be able to comply with its respective financial covenants contained in their credit facilities through the maturity date of the respective facilities; however if future operating results differ materially from our current expectations, we, CompX or Kronos might not be able to maintain compliance.

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities and credit facilities with affiliates and banks as further discussed below.  We generally use these amounts to (i) fund capital expenditures (substantially all of which relate to CompX), (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of debt service and dividends.

Provisions contained in CompX’s revolving credit facility could result in the acceleration of any outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, the revolving credit facility allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of CompX’s revolving credit facility could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  Although there are no current expectations to borrow on the revolving credit facility, lower future operating results would likely reduce or eliminate our amount available to borrow and restrict future dividends.  See also Note 13 to the Consolidated Financial Statements.

At December 31, 2010, we had an aggregate of $22.9 million of restricted and unrestricted cash and cash equivalents.  A detail by entity is presented in the table below.

CompX	$13.9
NL Parent and wholly-owned subsidiaries	9.0

Total	$22.9

In addition, at December 31, 2010 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $130.8 million.  See Note 3 to the Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2011).  If actual developments differ from our expectations, our liquidity could be adversely affected.  In this regard, during 2011 we currently expect to borrow funds from Valhi in order to meet our cash requirements, and Valhi has agreed to loan us up to $40 million ($11.3 million outstanding at December 31, 2010).  The amount of any such outstanding loan Valhi would make to us at any time is at Valhi’s discretion.

Capital Expenditures

We currently expect that our aggregate capital expenditures for CompX in 2011 will be approximately $5 million compared to $2.1 million in 2010.  CompX’s capital expenditures in 2009 and 2010 were limited to expenditures required to meet expected customer demand and properly maintain our facilities.  Capital spending for 2011 is expected to be funded through cash on hand and cash generated from operations and relates to expenditures required to meet expected customer demand and properly maintain our facilities.  Kronos intends to spend approximately $58 million to maintain and improve its existing facilities in 2011.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.8 million shares of CompX we held at December 31, 2010, we would receive annual dividends from CompX of $5.4 million.  In addition, Valhi pays regular quarterly dividends of $.10 per share.  Based on the 4.8 million shares of Valhi we held at December 31, 2010, we would receive annual dividends from Valhi of $1.9 million.

In October 2010, Kronos’ board of directors determined to resume its regular quarterly dividend (which had been suspended in February 2009) in the fourth quarter of 2010.  Based on the 17.6 million shares of Kronos we held at December 31, 2010 our annual dividends from Kronos would be $17.6 million.  In addition, in February 2011 Kronos’ board of directors declared a special cash dividend of $1.00 per share on its common stock payable on February 28, 2011 to stockholders of record at the close of business on February 21, 2011.  We received $17.6 million as a special dividend from Kronos on February 28, 2011.  Such special dividend was in addition to Kronos’ first quarter 2011 regular quarterly dividend.

In February 2009, TIMET announced the suspension of its regular quarterly dividend in consideration of the challenges and opportunities that exist in the titanium metals industry.  We received aggregate dividends from TIMET of $435,000 in 2008.

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

During 2009, we purchased approximately 14,000 shares of Kronos in open-market transactions for an aggregate amount of $139,000.  Also during 2009 we purchased approximately 2,800 shares of Valhi in open-market transactions for an aggregate amount of $33,000.  During 2008 we purchased approximately 79,000 shares of Valhi in open-market transactions for an aggregate amount of $1.1 million and we purchased approximately 79,500 shares of Kronos in open–market transactions for an aggregate amount of $800,000.  See Notes 3 and 6 to our Consolidated Financial Statements.

In November 2010, Kronos completed a secondary public offering of 8.97 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million.  The price to the public was $40.00 per share, and the underwriting discount was 5.75% (or $2.30 per share).  Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million.  The shares of Kronos common stock issued in the secondary offering are identical to the previously issued outstanding shares in all respects, including par value, liquidation and dividend preference.  All shares were sold to third-party investors.  We did not sell any of our shares of Kronos common stock in the offering, nor did we receive any of the net proceeds from the offering.  Upon completion of the offering our ownership of Kronos was reduced from 36.0% to 30.4%.  See Note 6 to our Consolidated Financial Statements.

Summary of debt and other contractual commitments

As more fully described in the notes to our Consolidated Financial Statements, we are party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 12 and 19 to our Consolidated Financial Statements.  The following table summarizes our contractual commitments as of December 31, 2010 by the type and date of payment.

	Payment due date
Contractual commitment	2011	2012/2013	2014/2015	2016 and After	Total
	(In millions)
Indebtedness:
Principal	$10.0	$25.3	$39.2	$-	$74.5
Interest	2.7	2.0	.4	-	5.1
Operating leases	.4	.3	-	-	.7
Purchase obligations	16.5	-	-	-	16.5
Fixed asset acquisitions	.7	-	-	-	.7

	$30.3	$27.6	$39.6	$-	$97.5

The amount shown for indebtedness involving revolving credit facilities is based on the actual amount outstanding at December 31, 2010, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2010 interest rate and assumes such variable-rate indebtedness remains outstanding until the maturity of the facility.  The timing and amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.  The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments.  Fixed asset acquisitions include firm purchase commitments for capital projects.

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

The above table also does not reflect any amounts that we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Note 15 to our Consolidated Financial Statements.

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

Interest rates - We are exposed to market risk from changes in interest rates, primarily related to indebtedness.  At December 31, 2009 and 2010, all of our outstanding indebtedness comprised variable-rate instruments.  The following table presents principal amounts, interest rates and fair value for our outstanding indebtedness at December 31, 2009 and 2010.  See Note 13 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)
As of December 31, 2010:

Variable-rate indebtedness -
Note payable to affiliate – TIMET	$42.2	$42.2	1.3%	2014
Note payable to affiliate - Valhi	11.3	11.3	6.0%	2012
Credit facility	3.0	3.0	3.5%	2012
Promissory note payable	18.0	18.0	3.3%	2012
	$74.5	$74.5

As of December 31, 2009:

Variable-rate indebtedness -
Note payable to affiliate – TIMET	$42.2	$42.2	1.3%	2014
	$42.2	$42.2

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates.  As of December 31, 2010 the analysis indicated that such rate movements would not have a material effect on our financial results from operations or cash flows.  However, actual gains or losses in the future may differ materially from our analysis based on changes in the timing and amount of interest rate movement.

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

As mentioned above, certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  To mitigate the financial statement impact of changes in currency exchange rates, CompX periodically enters into forward currency contracts.  At each balance sheet date, outstanding forward currency contracts are marked to market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income. We had no forward currency contracts outstanding at December 31, 2009 or 2010.

Marketable security prices - We are exposed to market risk due to changes in prices of the marketable securities which we own.  The fair value of our equity securities at December 31, 2009 and 2010 was $85.1 million and $130.8 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $8.5 million at December 31, 2009 and $13.1 million at December 31, 2010.

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

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2010.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2010.  Under the rules of the SEC, our independent registered public accounting firm is not required to, and therefore has not, audited our internal control over financial reporting as of December 31, 2010.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.  See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2010, our chief executive officer filed such annual certification with the NYSE.  The 2010 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2010 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our 2011 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.                      EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our 2011 proxy statement.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our 2011 proxy statement.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our 2011 proxy statement.  See also Note 17 to our Consolidated Financial Statements.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to our 2011 proxy statement.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)	Financial Statements and Schedules

The Registrant

The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (30%-owned at December 31, 2010) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.  Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1.  The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

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

incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

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

10.18
Fifth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of October 28, 2010 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kronos International, Inc. dated October 28, 2010 (File No. 333-100047).

10.19
Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 to the CompX International Inc. Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.20 *	CompX International Inc. 1997 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.2 to the CompX International Inc. Registration Statement on Form S-1 (File No. 333-42643).

10.21
$50,000,000 Credit Agreement between CompX International Inc. and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 – incorporated by reference to Exhibit 10.9 of CompX International Inc.’s Form 10-K (File No. 1-13905) for the year ended December 31, 2009.

10.22
First Amendment to Credit Agreement dated as of October 16, 2007 among CompX International Inc., CompX Security Products, Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.3 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on October 22, 2007.

10.23
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

10.24
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

10.25
Fourth Amendment to Credit Agreement dated as of May 10, 2010 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine, Inc., Wells Fargo Bank, National Association, as successor-by-merger to Wachovia Bank, National Association and Comerica Bank – incorporated by reference to Exhibit 10.10 of CompX International Inc.’s Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.26
Form of Subordination Agreement among CompX International Inc., TIMET Finance Management Company, CompX Security Products, Inc., CompX Precision Sildes Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association as administrative agent for itself, Compass Bank and Comerica Bank – incorporated by reference to Exhibit 10.4 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on September 24, 2007.

10.27
First Amendment to Subordination Agreement dated as of the September 21, 2009 by TIMET Finance Management Company and Wachovia Bank, National Association – incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 1-13905) filed on September 24, 2009.

10.28
Amended and Restated Subordinated Term Loan Promissory Note dated September 21, 2009 in the original principal amount of $42,230,190 payable to the order of TIMET Finance Management Company by CompX International Inc. – incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 1-13905) filed on September 24, 2009.

10.29 *
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

10.33
Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and NL Industries, Inc. – incorporated by reference to Exhibit 10.48 to the NL Industries, Inc. Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2003.

10.34
Reinstated and Amended Settlement Agreement and Release, dated June 26, 2008, by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex – incorporated by reference to Exhibit 10.35 to the NL Industries, Inc. Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended June 30, 2010.

10.35
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

10.36
Mortgage Note, dated October 15, 2008 by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc – incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on May 19, 2010.

10.37
Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing, dated October 15, 2008, by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. - incorporated by reference to Exhibit 10.2 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on May 19, 2010.

10.38
Intercreditor, Subordination and Standstill Agreement, dated October 15, 2008, by NL Industries, Inc., NL Environmental Management Services, Inc., Bank of America, N.A. on behalf of itself and the other financial institutions, and acknowledged and consented to by Sayreville Seaport Associates, L.P. and J. Brian O'Neill - incorporated by reference to Exhibit 10.3 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on May 19, 2010.

10.39
Multi Party Agreement, dated October 15, 2008 by and among Sayreville Seaport Associates, L.P., Sayreville Seaport Associates Acquisition Company, LLC, OPG Participation, LLC, J. Brian O'Neill, NL Industries, Inc., NL Environmental Management Services, Inc., The Prudential Insurance Company of America, Sayreville PRISA II LLC - incorporated by reference to Exhibit 10.4 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on May 19, 2010.

10.40
Guaranty Agreement, dated October 15, 2008, by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc - incorporated by reference to Exhibit 10.5 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on May 19, 2010.

10.41 **
First Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2010 in the original principal amount of $40.0 million executed by Valhi, Inc. and payable to the order of NL Industries, Inc.

21.1 **	Subsidiaries of the Registrant.

23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.

23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.

31.1 **                   Certification

31.2 **                   Certification

32.1 **	Certification

99.1	Consolidated financial statements of Kronos Worldwide, Inc. – incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2010.

*	Management contract, compensatory plan or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   NL Industries, Inc.
                   (Registrant)

                                              By:  /s/ Harold C. Simmons
                                              Harold C. Simmons
                                              March 4, 2011
                                              (Chairman of the Board and
                                              Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 4, 2011	Steven L. Watson, March 4, 2011
(Chairman of the Board and Chief	(Director)
Executive Officer)

/s/ Thomas P. Stafford	/s/ Glenn R. Simmons
Thomas P. Stafford, March 4, 2011	Glenn R. Simmons, March 4, 2011
(Director)	(Director)

/s/ C. H. Moore, Jr.	/s/ Gregory M. Swalwell
C. H. Moore, Jr., March 4, 2011	Gregory M. Swalwell, March 4, 2011
(Director)	(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

/s/ Terry N. Worrell	/s/ Tim C. Hafer
Terry N. Worrell, March 4, 2011	Tim C. Hafer, March 4, 2011
(Director)	(Vice President and Controller, Principal Accounting Officer)

NL Industries, Inc.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2009 and 2010	F-3

Consolidated Statements of Operations - Years ended December 31, 2008, 2009 and 2010	F-5

Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2008, 2009 and 2010	F-6

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2008, 2009 and 2010	F-7

Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2009 and 2010	F-8

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NL Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries at December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it classified its noncontrolling interest in 2009.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 4, 2011

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	December 31,
	2009	2010

Current assets:
Cash and cash equivalents	$24,555	$15,461
Restricted cash and cash equivalents	7,157	7,413
Marketable securities	5,225	9
Accounts and other receivables, net	14,165	29,834
Receivable from affiliates	2,888	1,829
Inventories, net	16,266	18,424
Prepaid expenses and other	1,349	1,285
Deferred income taxes	5,039	7,724

Total current assets	76,644	81,979

Other assets:
Marketable securities	85,073	130,824
Investment in Kronos Worldwide, Inc.	112,766	231,693
Goodwill	44,316	44,819
Assets held for sale	2,800	2,415
Other, net	17,026	1,447

Total other assets	261,981	411,198

Property and equipment:
Land	12,368	12,963
Buildings	34,261	34,981
Equipment	126,203	129,260
Construction in progress	1,180	965
	174,012	178,169
Less accumulated depreciation	109,646	117,621

Net property and equipment	64,366	60,548

Total assets	$402,991	$553,725

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2009	2010

Current liabilities:
Current maturities of long-term debt	$-	$10,000
Accounts payable	6,664	9,179
Accrued liabilities	25,966	15,523
Accrued environmental costs	8,328	8,206
Payable to affiliates	583	1,417
Income taxes	332	909

Total current liabilities	41,873	45,234

Noncurrent liabilities:
Long-term debt	42,230	64,530
Accrued interest payable to affiliate	310	-
Accrued pension costs	12,233	8,550
Accrued postretirement benefits (OPEB) cost	8,307	5,459
Accrued environmental costs	37,518	32,194
Deferred income taxes	55,750	115,206
Other	19,112	18,697

Total noncurrent liabilities	175,460	244,636

Equity:
NL stockholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Common stock, $.125 par value; 150,000 shares authorized; 48,612 and 48,631 shares issued and outstanding	6,076	6,078
Additional paid-in capital	311,939	299,469
Retained earnings	-	56,229
Accumulated other comprehensive income:
Marketable securities	38,577	68,147
Currency translation	(128,753)	(127,032)
Defined benefit pension plans	(52,574)	(51,534)
Postretirement benefit (OPEB) plans	(661)	1,592

Total NL stockholders' equity	174,604	252,949

Noncontrolling interest in subsidiary	11,054	10,906

Total equity	185,658	263,855

Total liabilities and stockholders' equity	$402,991	$553,725

Commitments and contingencies (Notes 15, 19 and 21)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2008	2009	2010

Net sales	$165,502	$116,125	$135,264
Cost of sales	125,749	92,345	99,274

Gross margin	39,753	23,780	35,990

Selling, general and administrative expense	24,818	26,722	25,786
Other operating income (expense):
Insurance recoveries	9,610	4,631	18,813
Goodwill impairment	(10,111)	-	-
Litigation settlement gains	48,806	11,313	5,286
Litigation settlement expense	-	-	(32,174)
Currency transaction gains (losses), net	679	(236)	(354)
Assets held for sale write-down	-	(717)	(500)
Other income (expense), net	(131)	(75)	148
Corporate expense	(25,012)	(23,547)	(15,639)

Income (loss) from operations	38,776	(11,573)	(14,216)

Equity in earnings (losses) of Kronos Worldwide, Inc.	3,229	(12,470)	45,623
Gain on reduction in ownership interest in Kronos Worldwide, Inc.	-	-	78,910
Other income (expense):
Interest and dividends	8,009	2,743	2,441
Interest expense	(2,362)	(1,060)	(1,502)

Income (loss) before income taxes	47,652	(22,360)	111,256

Provision for income taxes (benefit)	14,850	(10,347)	40,479

Net income (loss)	32,802	(12,013)	70,777

Noncontrolling interest in net income (loss) of subsidiary	(382)	(258)	396

Net income (loss) attributable to NL stockholders	$33,184	$(11,755)	$70,381

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$.68	$(.24)	$1.40

Cash dividend per share	$.50	$.50	$.50

Weighted-average shares used in the calculation of net income per share:
Basic	48,596	48,609	48,627
Dilutive impact of stock options	9	-	-

Diluted	48,605	48,609	48,627

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2008	2009	2010

Net income (loss)	$32,802	$(12,013)	$70,777

Other comprehensive income (loss), net of tax:

Marketable securities:
Unrealized net gains (losses) arising during the year	(32,633)	13,607	29,570

Currency translation adjustment	(12,423)	7,415	1,977

Defined benefit pension plans:
Net actuarial loss arising during the year	(23,151)	(259)	(400)
Plan amendment	-	-	(530)
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	191	2,018	1,970
	(22,960)	1,759	1,040
Postretirement benefit (OPEB) plan adjustment:
Net actuarial gain (loss) arising during the year	746	(303)	(772)
Plan amendment	-	-	3,165
Amortization of prior service credit included in net periodic pension cost	(134)	(145)	(140)
	612	(448)	2,253

Total other comprehensive income (loss)	(67,404)	22,333	34,840

Comprehensive income (loss)	(34,602)	10,320	105,617

Comprehensive income (loss) attributable to noncontrolling interest	(712)	(12)	652

Comprehensive income (loss) attributable to NL stockholders	$(33,890)	$10,332	$104,965

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2008, 2009 and 2010
(In thousands, except per share data)

	NL Stockholders’ Equity
				Accumulative other
		Additional		comprehensive income (loss)
	Common	paid-in	Retained	Marketable	Currency	Pension	OPEB	Noncontrolling
	stock	capital	earnings	securities	translation	plans	plans	interest	Total

Balance at December 31, 2007	$6,073	$345,338	$(6,525)	$57,603	$(123,829)	$(31,373)	$(825)	$14,366	$260,828

Net income	-	-	33,184	-	-	-	-	(382)	32,802
Other comprehensive income (loss), net of tax	-	-	-	(32,633)	(12,093)	(22,960)	612	(330)	(67,404)
Issuance of common stock	1	71	-	-	-	-	-	7	79
Cash dividends - $.50 per share	-	(14,549)	(9,750)	-	-	-	-	(804)	(25,103)
Other	-	19	-	-	-	-	-	(991)	(972)

Balance at December 31, 2008	6,074	330,879	16,909	24,970	(135,922)	(54,333)	(213)	11,866	200,230

Net loss	-	-	(11,755)	-	-	-	-	(258)	(12,013)
Other comprehensive income (loss), net of tax	-	-	-	13,607	7,169	1,759	(448)	246	22,333
Issuance of common stock	2	133	-	-	-	-	-	6	141
Cash dividends - $.50 per share	-	(19,151)	(5,154)	-	-	-	-	(806)	(25,111)
Other	-	78	-	-	-	-	-	-	78

Balance at December 31, 2009	6,076	311,939	-	38,577	(128,753)	(52,574)	(661)	11,054	185,658

Net income	-	-	70,381	-	-	-	-	396	70,777
Other comprehensive income, net of tax	-	-	-	29,570	1,721	1,040	2,253	256	34,840
Issuance of common stock	2	131	-	-	-	-	-	-	133
Cash dividends - $.50 per share	-	(10,162)	(14,152)	-	-	-	-	(809)	(25,123)
Other, net	-	(2,439)	-	-	-	-	-	9	(2,430)

Balance at December 31, 2010	$6,078	$299,469	$56,229	$68,147	$(127,032)	$(51,534)	$1,592	$10,906	$263,855

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$32,802	$(12,013)	$70,777
Depreciation and amortization	9,420	8,272	7,734
Deferred income taxes	(4,352)	(4,703)	38,420
Provision for inventory reserves	195	1,022	556
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(2,976)	833	768
Other postretirement benefit plans	476	372	257
Equity in Kronos Worldwide, Inc.	(3,229)	12,470	(45,623)
Gain on reduction in ownership interest in Kronos Worldwide, Inc.	-	-	(78,910)
Distributions from Kronos Worldwide, Inc.	17,532	-	4,402
Goodwill impairment	10,111	-	-
Litigation settlement gains	(48,806)	(11,313)	-
Litigation settlement expense:
Accrued	-	-	32,174
Settlement payments made	-	-	(19,012)
Assets held for sale write-down	-	717	500
Other, net	406	534	287
Change in assets and liabilities:
Accounts and other receivable	(4,703)	12,081	(2,268)
Inventories	889	5,878	(2,482)
Prepaid expenses	92	803	92
Accounts payable and accrued liabilities	(2,830)	1,996	1,915
Income taxes	976	(3,432)	2,328
Accounts with affiliates	2,277	(3,767)	1,016
Accrued environmental costs	(275)	(4,208)	(5,446)
Other noncurrent assets and liabilities, net	(7,245)	(4,151)	(2,067)
Net cash provided by operating activities	760	1,391	5,418

Cash flows from investing activities:
Capital expenditures	(6,897)	(2,324)	(2,132)
Proceeds from real estate-related litigation settlement	39,550	11,800	-
Loans to affiliates, net	(22,210)	22,210	-
Collection of note receivable	1,306	261	-
Change in restricted cash equivalents and marketable debt securities, net	(2,558)	447	4,969
Proceeds from disposal of:
Marketable securities	554	164	299
Property and equipment	377	-	1
Purchase of:
CompX common stock	(1,007)	-	-
Kronos common stock	(793)	(139)	-
Valhi common stock	(1,081)	(33)	-
Other marketable securities	(156)	-	(326)
Net cash provided by investing activities	7,085	32,386	2,811

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years ended December 31,
	2008	2009	2010

Cash flows from financing activities:
Cash dividends paid	$(24,299)	$(24,305)	$(24,314)
Distributions to noncontrolling interests	(804)	(806)	(809)
Proceeds from issuance of stock	6	84	69
Indebtedness:
Borrowings	-	-	26,500
Repayments	(7,000)	(750)	(12,200)
Deferred financing costs paid	(56)	(133)	(28)
Repurchase of noncontrolling interest in subsidiary	-	-	(6,988)

Net cash used in financing activities	(32,153)	(25,910)	(17,770)

Net increase (decrease)	$(24,308)	$7,867	$(9,541)

Cash and cash equivalents - net change from:

Operating, investing and financing activities	$(24,308)	$7,867	$(9,541)
Currency translation	(354)	238	447
Cash and cash equivalents at beginning of year	41,112	16,450	24,555

Cash and cash equivalents at end of year	$16,450	$24,555	$15,461

Supplemental disclosures:
Cash paid (received) for:
Interest	$2,278	$1,246	$889
Income taxes, net	19,398	2,548	(1,332)

Non-cash investing and financing activities:
Accrual for capital expenditures	$511	$666	$159
Note receivable from litigation settlement	15,000	-	-
Promissory note payable incurred in connection with litigation settlement	-	-	18,000

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1 -  Organization and basis of presentation:

Nature of our business – NL Industries, Inc. (NYSE: NL) is primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE Amex: CIX).  We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc. (NYSE: KRO).

Organization – We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at December 31, 2010.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

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

Derivatives and hedging activities – We recognize derivatives as either an asset or liability measured at fair value.  We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative.  See Note 20.

Cash and cash equivalents - We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Restricted cash equivalents and restricted marketable debt securities - We classify cash equivalents and marketable debt securities that have been segregated or are otherwise limited in use as restricted.  To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability.  To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset and we classify the restricted debt security as either a current or noncurrent asset depending upon the maturity date of the security. See Note 3.

Marketable securities and securities transactions – We carry marketable securities at fair value.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and, with certain exceptions, this framework is generally applied to all financial statement items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

Investment in Kronos Worldwide, Inc. – We account for our 30% non-controlling interest in Kronos by the equity method.  See Note 6.

Goodwill and other intangible assets; amortization expense - Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We amortize other intangible assets, consisting principally of certain acquired patents and tradenames, using the straight-line method over their estimated lives and state them net of accumulated amortization.  We evaluate goodwill for impairment annually, or when circumstances indicate the carrying value may not be recoverable.  We evaluate other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  See Notes 7 and 10.

Property and equipment; depreciation expense - We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $8.6 million in 2008, $7.7 million in 2009 and $7.2 million in 2010.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

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

Income taxes – We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 19.  We are party to a tax sharing agreement with Valhi and Contran pursuant to which we generally compute our provision for income taxes on a separate-company basis, and make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the individual company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis.  The separate company provisions and payments are computed using the tax elections made by Contran.  We made net cash payments to Valhi for income taxes of $15.4 million in 2008 and $.8 million in 2009.  We received a net income tax refund from Valhi of $.7 million in 2010.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not permanently reinvested.  In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us.  Earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $5.7 million at December 31, 2009.  At December 31, 2010, we had no earnings of foreign subsidiaries subject to permanent reinvestment plans.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  The amount of the benefit associated with our uncertain tax positions that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%.  We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes.  We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  See Note 15.

Environmental remediation costs – We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust these accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to present value.  We recognize any recoveries of remediation costs from other parties when we deem their receipt probable.  At December 31, 2009 and 2010, we had not recognized any receivables for recoveries.  See Note 19.

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

Selling, general and administrative expenses; advertising costs; research and development costs - Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, legal and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Advertising costs are expensed as incurred and were approximately $1 million in 2008, $.5 million in 2009 and $.4 million in 2010.  Research, development and certain sales technical support costs related to continuing operations are expensed as incurred and approximated $.2 million in 2008, $1.4 million in 2009 and $1.7 million in 2010.

Corporate expenses - Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Earnings per share - Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options.  The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive was immaterial in each of 2008, 2009 and 2010.

Note 2 - Geographic information:

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

For geographic information, we attribute net sales to the place of manufacture (point of origin) and the location of the customer (point of destination); we attribute property and equipment to their physical location.  At December 31, 2009 and 2010 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $27.9 million and $26.5 million, respectively.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net sales - point of origin:
United States	$115.5	$84.8	$96.0
Canada	46.5	29.0	36.1
Taiwan	8.3	5.8	8.8
Eliminations	(4.8)	(3.5)	(5.6)

Total	$165.5	$116.1	$135.3

Net sales - point of destination:
United States	$134.2	$96.0	$111.9
Canada	16.9	10.4	12.9
Other	14.4	9.7	10.5

Total	$165.5	$116.1	$135.3

	December 31,
	2009	2010
	(In millions)
Identifiable assets -
Net property and equipment:
United States	$47.8	$43.2
Canada	9.2	9.4
Taiwan	7.4	7.9

Total	$64.4	$60.5

Note 3 - Marketable securities:

	December 31,
	2009	2010
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,225	$-
Other marketable securities	-	9

Total	$5,225	$9

Noncurrent assets (available-for-sale):
Valhi common stock	$66,930	$105,929
TIMET common stock	18,143	24,895

Total	$85,073	$130,824

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)

December 31, 2009:
Current assets (available-for-sale):
Restricted debt securities	$5,225	$-	$5,225

Noncurrent assets (available-for-sale):
Valhi common stock	$66,930	$66,930	$-
TIMET common stock	18,143	18,143	-

Total	$85,073	$85,073	$-

December 31, 2010:
Current assets (available-for-sale):
Other	$9	$9	$-

Noncurrent assets (available-for-sale):
Valhi common stock	$105,929	$105,929	$-
TIMET common stock	24,895	24,895	$-

Total	$130,824	$130,824	$-

We held no level 3 securities at December 31, 2009 and no level 2 or level 3 securities at December 31, 2010.  Restricted debt securities at December 31, 2009 collateralized certain of our outstanding letters of credit.  Such investments matured during the first half of 2010 and are now held in investments classified as restricted cash equivalents at December 31, 2010.  The aggregate cost of these restricted debt securities approximated their net carrying value at December 31, 2009.  The fair value of these securities at December 31, 2009 were determined using Level 2 input because although these securities were traded, in many cases the market was not active and the year-end valuation was based on the last trade of the year which may have been several days prior to December 31.

Our investments in marketable equity securities consist of investments in the publicly-traded shares of related parties: Valhi and Titanium Metals Corporation (“TIMET”).  Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock.  We account for our investments in Valhi and TIMET common stocks as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input.  At December 31, 2009 and 2010, we held approximately 4.8 million shares, or 4.2%, of Valhi’s outstanding common stock and 1.4 million shares, or .8%, of the outstanding common stock of TIMET.  At December 31, 2010, the quoted market price of Valhi’s and TIMET’s common stock was $22.11 and $17.18 per share, respectively.  At December 31, 2009, such quoted market prices were $13.97 and $12.52 per share, respectively.  The aggregate cost basis of our shares of Valhi and TIMET common stocks at each of December 31, 2009 and 2010 was approximately $24.3 million and $7.4 million, respectively.

The Valhi and TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 4 -  Accounts and other receivables, net:
	December 31,
	2009	2010
	(In thousands)

Trade receivables	$12,204	$15,068
Promissory note receivable	-	15,000
Accrued insurance recoveries	465	92
Other receivables	133	59
Refundable income taxes	1,844	4
Allowance for doubtful accounts	(481)	(389)

Total	$14,165	$29,834

The promissory note receivable bears interest at LIBOR plus 2.75%, with interest payable monthly.  All principal is due no later than October 2011.  The promissory note is collateralized by a real estate developer’s ground lease on certain real property we owned that was taken in condemnation proceedings.  The collateralized ground lease also extends to all improvements to the property performed by the developer.  Both the promissory note and our lien on the property are subordinated to certain senior indebtedness of the developer.  In certain circumstances, including but not limited to the developer’s failure to repay the promissory note at its stated maturity, we have the right to demand, and we have so demanded, repayment of up to $15.0 million due under the promissory note from one of the developer’s equity partners, which right is not subordinated to the developer’s senior indebtedness.  The developer and the developer’s equity partner have disputed our right to receive such prepayment prior to October 2011.  See Note 19.

Accrued insurance recoveries are discussed in Note 19.

Note 5 -  Inventories, net:

	December 31,
	2009	2010
	(In thousands)

Raw materials	$4,830	$6,393
In process products	6,151	6,680
Finished products	5,285	5,351

Total	$16,266	$18,424

Note 6 - Investment in Kronos Worldwide, Inc.:

At December 31, 2009 and 2010, we owned approximately 17.6 million shares of Kronos common stock.  The per share quoted market price of Kronos at December 31, 2009 and 2010 was $16.25 and $42.49 per share, respectively, or an aggregate market value of $286.2 million and $748.2 million, respectively.  We have pledged certain shares of our Kronos stock (and a nominal number of shares of our CompX common stock) as discussed in Note 19.

In November 2010, Kronos completed a secondary public offering of 8.97 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million.  The price to the public was $40.00 per share, and the underwriting discount was 5.75% (or $2.30 per share).  Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million.  The shares of Kronos common stock issued in the secondary offering are identical to the previously issued outstanding shares in all respects, including par value, liquidation and dividend preference.  All shares were sold to third-party investors.  Upon completion of the offering our ownership of Kronos was reduced from 36.0% to 30.4%.  We accounted for the reduction in our ownership interest in Kronos in accordance with ASC 323-10-40, and consequently we recognized a $78.9 million gain in the fourth quarter of 2010, representing the increase in our proportionate interest in Kronos’ net assets from immediately prior to immediately following Kronos’ stock issuance.

The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Year ended December 31,
	2008	2009	2010
	(In millions)

Balance at the beginning of the period	$147.1	$114.5	$112.8
Equity in earnings (losses) of Kronos	3.2	(12.5)	45.6
Gain on reduction in ownership interest in Kronos	-	-	78.9
Dividends received from Kronos	(17.5)	-	(4.4)
Purchases of Kronos stock	.8	.1	-
Other, principally equity in Kronos’ other comprehensive income (loss)	(19.1)	10.7	(1.2)

Balance at the end of the period	$114.5	$112.8	$231.7

Selected financial information of Kronos is summarized below:

	December 31,
	2009	2010
	(In millions)

Current assets	$529.9	$824.3
Property and equipment, net	499.7	473.6
Investment in TiO2 joint venture	98.7	96.2
Other noncurrent assets	196.7	313.5

Total assets	$1,325.0	$1,707.6

Current liabilities	$215.4	$220.1
Long-term debt	611.1	537.4
Accrued pension and post retirement benefits	131.7	130.1
Other noncurrent liabilities	54.3	58.8
Stockholders’ equity	312.5	761.2

Total liabilities and stockholders’ equity	$1,325.0	$1,707.6

	Year ended December 31,
	2008	2009	2010
	(In millions)

Net sales	$1,316.9	$1,142.0	$1,449.7
Cost of sales	1,096.3	1,011.7	1,104.4
Income (loss) from operations	47.2	(15.7)	178.4
Net income (loss)	9.0	(34.7)	130.6

Note 7 – Goodwill:

Substantially all of our goodwill is related to our component products operations and was generated from CompX's acquisitions of certain business units and the 2008 and prior step acquisition of CompX, as such goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810 on January 1, 2009.  Our remaining goodwill resulted from our acquisition of EWI RE, Inc., an insurance broker subsidiary, and totaled approximately $6.4 million.

During 2008, CompX purchased approximately 126,000 shares of its Class A shares, which subsequently increased our ownership to approximately 87%.   We accounted for our increase in ownership of CompX by the purchase method (step acquisition).  CompX did not repurchase any of its shares in 2009 or 2010.

We have assigned goodwill related to the component products operations to three reporting units (as that term is defined in ASC Topic 350-20-20 Goodwill): one consisting of CompX's security products operations, one consisting of CompX’s furniture components operations and one consisting of CompX’s marine component operations.  We test for goodwill impairment at the reporting unit level.  In accordance with the requirements of ASC Topic 350-20-20, we test for goodwill impairment at each of our three component products reporting units as well as the goodwill associated with the EWI reporting unit during the third quarter of each year or when circumstances arise that indicate impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows are a Level 3 input.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

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

During 2009 due to the continued unfavorable economic trends associated with CompX’s furniture components reporting unit, including, among other things, sales and operating income falling materially below our projections, we reevaluated goodwill associated with this reporting unit at the first and second interim periods of 2009, along with the annual testing date in the third quarter.  At each interim and annual testing date, we concluded that no impairments were present.

As operations improved in 2010, goodwill for all applicable reporting units was tested for impairment only in the third quarter of 2010, consistent with our annual testing date.  No impairment was indicated as part of our 2010 annual review of goodwill.

Changes in the carrying amount of goodwill related to our three components products reporting units (which exclude the $6.4 million of goodwill related to our EWI reporting unit) during the past three years are presented in the table below.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Balance at the beginning of the year	$48.3	$37.8	$37.9

Goodwill impairment during the year	(10.1)	-	-
Changes in currency exchange rates	(.4)	.1	.5

Total	$37.8	$37.9	$38.4

Note 8 – Assets held for sale:

Our assets held for sale at December 31, 2010 consist of a facility in River Grove, Illinois and land in Neenah, Wisconsin.  These two properties (primarily land, buildings and building improvements) were formerly used in our component products operations.  During the third quarter of 2010, and as weak economic conditions continued longer than expected, we obtained an independent appraisal for the River Grove facility (the more significant of these two properties).  Based on this appraisal, we recorded a write-down of $.5 million during the third quarter of 2010 to reduce the carrying value of the asset to its estimated fair value less cost to sell.  During the fourth quarter of 2010, we obtained an independent appraisal for the land in Neenah.  Based on this appraisal, the carrying value of the asset approximates the fair value less cost to sell and therefore no adjustment to the carry value was deemed necessary.  The appraisals represent a Level 2 input.  Both properties are being actively marketed.  However, due to the current state of the commercial real estate market, we cannot be certain of the timing of the disposition of the assets.  If we continue to experience difficulty in disposing of the assets at or above their carrying value, we may have to record additional write-downs of the assets in the future.

Note 9 – Restructuring

In November of 2010, CompX’s management approved a restructuring plan for its Furniture Components business unit to move precision slide production from the Byron Center, Michigan facility to its other precision slide manufacturing facilities in Kitchener, Ontario and Taipei, Taiwan.  The move will reduce the number of facilities where CompX produces precision slides from three to two and is expected to enhance the operating efficiency of CompX’s precision slide production capacity.  The move should be completed by the end of April 2011.  CompX will continue to use the Byron Center facility, primarily as a U.S. sales and distribution center, subsequent to the move.

The move will result in the elimination of approximately 100 full time positions at the Byron Center facility with expected severance costs of approximately $190,000 to be expensed primarily in the first quarter of 2011.  A significant portion of the machinery and equipment will be relocated to the facility in Kitchener, Ontario with expected move costs of approximately $700,000 to be expensed as incurred, primarily during the first quarter of 2011.  The total cash expenditure associated with the relocation of the precision slide production consists principally of the severance and relocation costs.  Costs incurred in 2010, and accrued amounts as of December 31, 2010 relating to the restructuring plan were not significant.

Note 10 - Intangible and other noncurrent assets:

	December 31,
	2009	2010
	(In thousands)

Promissory note receivable	$15,000	$-
Patents and other intangible assets, net	1,408	840
Other	618	607

Total	$17,026	$1,447

Patents and other intangible assets, all of which relate to CompX, are stated net of accumulated amortization of $4.2 million at December 31, 2009 and $4.6 million at December 31, 2010.  Aggregate amortization expense of all intangible assets, including certain intangible assets which were fully amortized prior to 2008 was $.7 million in 2008, $.5 million in 2009 and $.6 million in 2010.  The $15 million promissory note receivable is discussed in Note 4.

Note 11 -  Accrued liabilities:

	December 31,
	2009	2010
	(In thousands)

Employee benefits	$7,561	$9,624
Professional fees and settlements	6,747	3,077
Reserve for uncertain tax positions	59	-
Other	11,599	2,822

Total	$25,966	$15,523

Note 12 -  Other noncurrent liabilities:

	December 31,
	2009	2010
	(In thousands)

Insurance claims and expenses	$659	$688
Reserve for uncertain tax positions	16,936	16,832
Other	1,517	1,177

Total	$19,112	$18,697

Our reserve for uncertain tax positions is discussed in Note 15.

Note 13 – Long-term debt:
	December 31,
	2009	2010
	(In thousands)
NL:
Promissory note payable to Valhi	$-	$11,300
Promissory note issued in conjunction with litigation settlement	-	18,000

Subtotal	-	29,300

Subsidiary debt:
CompX credit facility	-	3,000
CompX promissory note payable to TIMET	42,230	42,230

Subtotal	42,230	45,230

Total debt	42,230	74,530

Less current maturities	-	10,000

Total long-term debt	$42,230	$64,530

NL - In June 2010, we entered into a promissory note with Valhi that, as amended, allows us to borrow up to $40 million.  Our borrowings from Valhi under this revolving note are unsecured, bear interest at prime rate plus 2.75% (6.00% at December 31, 2010) with all principal due on demand, but in any event no earlier than March 31, 2012 and no later than December 31, 2012.  The amount of the outstanding borrowings at any time is solely at the discretion of Valhi.  See Note 17.

The $18.0 million promissory note is discussed in Note 19.

CompX - At December 31, 2010, we had $3.0 million outstanding against CompX’s $37.5 million revolving bank credit facility that matures in January 2012.  Until the end of March 2011, any outstanding borrowings are limited to the sum of 80% of CompX’s consolidated net accounts receivable, 50% of CompX’s consolidated raw material inventory, 50% of CompX’s consolidated finished goods inventory and 100% of CompX’s consolidated unrestricted cash and cash equivalents.  Any amounts outstanding under the credit facility bear interest, at our option, either at prime rate plus a margin or LIBOR plus a margin (which LIBOR plus a margin effective rate was 3.5% at December 31, 2010).  The credit facility is collateralized by 65% of the ownership interests in CompX’s first-tier non-U.S. subsidiaries.  The facility, as amended, contains certain covenants and restrictions customary in lending transactions of this type, which among other things restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity.  The facility also requires maintenance of specified levels of net worth, as defined.  Although CompX’s bank credit facility has a remaining capacity of $34.5 million, only $28 million is available to borrow as of the end of December 2010 due to debt covenant restrictions.  In the event of a change of control, as defined, the lenders would have the right to accelerate the maturity of the facility.

CompX was in compliance with all of its revolving bank credit facility covenants at December 31, 2010.  We believe that CompX will be able to maintain compliance with such covenants through the maturity of the facility in January 2012.

The credit facility permits CompX to pay dividends and/or repurchase common stock in an amount equal to the sum of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year.

In 2007, CompX purchased or cancelled a net 2.7 million shares of its Class A common stock from TIMET Finance Management Company (“TFMC”).  CompX purchased or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which was paid in the form of a promissory note.  The promissory note, as amended, bears interest at LIBOR plus 1% (1.3% at December 31, 2010) and provides for quarterly principal repayments of $250,000 commencing in March 2011, with the balance due at maturity in September 2014.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.  Prior to September 2009, we made required quarterly interest payments and made quarterly principal payments of $250,000 commencing in September 2008, and we could also make principal prepayments at any time, in any amount, without penalty.  We may make additional prepayments on or after March 31, 2011, subject to meeting certain conditions specified in the revolving bank credit agreement.  At each of December 31, 2009 and 2010, the principal amount outstanding under the promissory note was $42.2 million.  The amount of related accrued and unpaid interest was approximately $310,000 and $876,000, respectively.  Such accrued interest at December 31, 2009 was classified as a noncurrent liability.  See Note 17.

Other – The scheduled principal repayments of all of our indebtedness is shown in the table below.

Years ending December 31,	Amount
(In thousands)

2011	$10,000
2012	24,300
2013	1,000
2014	39,230
2015	-

Total	$74,530

Note 14 - Stockholders' equity:

The shares of our common stock issued during the past three years consist of employee stock option exercises and stock awards issued annually to members of our board of directors.

	Years ended December 31,
	2008	2009	2010
	(Shares in thousands)

Balance at the beginning of the year	48,592	48,599	48,612
Common stock issued	7	13	19

Total	48,599	48,612	48,631

Stock options - The NL Industries, Inc. 1998 Long-Term Incentive Plan provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights (“SARs”) and other incentive compensation to our officers and other key employees and non-employee directors, including individuals who are employed by Kronos.  In addition, certain stock options granted pursuant to another plan remain outstanding at December 31, 2010, but we may not grant any additional options under that plan.

We may issue up to five million shares of our common stock pursuant to the 1998 plan, and at December 31, 2010 4.1 million shares were available for future grants.  The 1998 plan currently provides for the grant of options due to its extension for an additional five years and for options which are not qualified as incentive stock options.  Generally, stock options and SARs (collectively, “options”) are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five-year period and expire ten years from the date of grant.  Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires.  No SARs have been granted under the 1998 plan.

Changes in outstanding options granted under all plans are summarized in the table below.  We did not grant any options during 2008, 2009 or 2010.

	Shares	Exercise price per share	Amount payable upon exercise	Weighted- average exercise price
	(In thousands, except per share amounts)

Outstanding at December 31, 2008	95	$2.66 - $ 11.49	$943	$9.92

Exercised	(7)	$2.66 - $ 11.49	(42)	$6.11
Cancelled	(7)	$2.66 - $ 11.49	(76)	$10.40

Outstanding at December 31, 2009	81	$5.63 - $ 11.49	825	$10.20

Exercised	(11)	$5.63	(58)	$5.63
Cancelled	(27)	$5.63 - $ 11.49	(271)	$9.92

Outstanding at December 31, 2010	43	$11.49	$496	$11.49

At December 31, 2010 all of the outstanding options were exercisable, and such options either were exercised or expired in February 2011.  Shares issued under the 1998 plan are generally newly-issued shares, however prior to 2005 we issued shares from our treasury shares.

The intrinsic value of options exercised aggregated $5,000 in 2008, $43,000 in 2009 and $11,000 in 2010, and the related income tax benefit from such exercises was approximately $2,000 in 2008, $15,000 in 2009 and $4,000 in 2010.

Stock option plan of subsidiaries and affiliates - CompX maintains a stock option plan that provides for the grant of options to purchase its common stock.  At December 31, 2010, options to purchase 18,000 CompX shares were outstanding with exercise prices ranging from $12.15 to $14.30 per share, or an aggregate amount payable upon exercise of $239,000.  Through December 31, 2010, Kronos has not granted any options to purchase its common stock.

Note 15 - Income taxes:

	Years ended December 31,
	2008	2009	2010
	(In millions)
Pre-tax income (loss):
U.S.	$53.0	$(20.4)	$106.6
Non-U.S.	(5.3)	(2.0)	4.7

Total	$47.7	$(22.4)	$111.3

Expected tax (benefit) expense, at U.S. federal statutory income tax rate of 35%	$16.7	$(7.8)	$38.9
Non-U.S. tax rates	(.3)	.1	(.4)
Incremental U.S. tax and rate differences on equity in earnings	(3.4)	(1.2)	2.1
Nondeductible expenses	.3	.3	.3
U.S. state income taxes, net	.9	(.6)	.5
Goodwill impairment	3.5	-	-
Tax contingency reserve adjustment, net	(2.1)	(.6)	(.1)
Other, net	(.7)	(.5)	(.8)

Provision for income taxes (benefit)	$14.9	$(10.3)	$40.5

	Years ended December 31,
	2008	2009	2010
	(In millions)
Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$18.6	$(2.7)	$.6
Non-U.S.	3.7	(.7)	1.6

	22.3	(3.4)	2.2
Deferred income taxes (benefit):
U.S. federal and state	(7.1)	(6.8)	38.3
Non-U.S.	(.3)	(.1)	-

	(7.4)	(6.9)	38.3

Provision for income taxes (benefit)	$14.9	$(10.3)	$40.5

	Years ended December 31,
	2008	2009	2010
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$14.9	$(10.3)	$40.5
Other comprehensive income (loss):
Marketable securities	(17.8)	7.4	16.2
Pension liabilities	(12.6)	1.0	.6
OPEB Plans	.3	(.2)	1.2
Currency translation	(7.0)	3.8	.3

Total	$(22.2)	$1.7	$58.8

The components of the net deferred tax liability at December 31, 2009 and 2010 are summarized in the following table.  We have not recognized any deferred income tax asset valuation allowance during the past three years.

	December 31,
	2009		2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$.8	$-	$1.3	$-
Marketable securities	-	(9.9)	-	(26.0)
Property and equipment	-	(5.5)	-	(4.9)
Accrued OPEB costs	3.3	-	2.2	-
Accrued pension cost	4.4	-	3.1	-
Accrued environmental liabilities	16.3	-	14.2	-
Other accrued liabilities and deductible differences	2.2	-	5.1	-
Other taxable differences	-	(11.2)	-	(8.5)
Investments in subsidiaries and affiliates	-	(51.5)	-	(94.5)
Tax loss and tax credit carryforwards	.3	-	.5	-
Adjusted gross deferred tax assets(liabilities)	27.3	(78.1)	26.4	(133.9)
Netting of items by tax jurisdiction	(22.3)	22.3	(18.7)	18.7
	5.0	(55.8)	7.7	(115.2)
Less net current deferred tax asset	5.0	-	7.7	-

Net noncurrent deferred tax liability	$-	$(55.8)	$-	$(115.2)

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in Kronos’ German net operating loss carryforwards.  Accordingly, Kronos recognized a non-cash income tax benefit of $35.2 million in the first quarter of 2010.

The goodwill impairment charge of $10.1 million recorded in the third quarter of 2008 (see Note 7) is non-deductible goodwill for income tax purposes.  Accordingly, there is no income tax benefit associated with the goodwill for financial reporting purposes.

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

Tax authorities are examining certain of our U.S. and non U.S. tax returns, including those of Kronos, and tax authorities have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe that we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

In September 2010, Kronos received a revised notice of proposed adjustment from the Canadian tax authorities related to the years 2002 through 2004.  Kronos objects to the proposed assessment and is currently in discussions with the Canadian tax authorities regarding such proposed assessment.  If the full amount of the proposed adjustment were ultimately to be assessed against Kronos, the impact to our consolidated financial statements would be approximately $1.1 million.  Kronos believes that it has provided adequate reserves for this matter.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2008, 2009 and 2010 was not material, and at December 31, 2009 and December 31, 2010, we had an immaterial amount accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2008, 2009 and 2010:

	December 31,
	2008	2009	2010
	(In millions)
Unrecognized liabilities:
Balance at the beginning of the period	$21.1	$18.8	$17.0
Tax positions taken in prior periods:
Gross decreases	(.3)	-	-
Settlements with taxing authorities - cash paid	-	-	(.1)
Lapse of applicable statute of limitations	(2.0)	(1.8)	(.1)

Balance at the end of the period	$18.8	$17.0	$16.8

If our uncertain tax positions were recognized, a benefit of $16.8 million, $15.3 million, and $15.2 million, would affect our effective income tax rate in 2008, 2009, and 2010.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various non-U.S. jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2007 are generally considered closed to examination by applicable tax authorities.  Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2005 for Taiwan and 2006 for Canada.

Note 16 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans worldwide.  Company contributions are based on matching or other formulas.  Defined contribution plan expense approximated $2.1 million in 2008, $1.5 million in 2009 and $1.9 million in 2010.

Accounting for defined benefit pension and postretirement benefits other than pension (“OPEB”) plans - We recognize all changes in the funded status of these plans through comprehensive income, net of income taxes.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.

Defined benefit plans – We maintain a defined benefit pension plan in the U.S.  We also maintain a plan in the United Kingdom related to a former disposed business unit in the U.K.  All of our defined benefit plans use a December 31 measurement date.  The benefits under our defined benefit plans are based upon years of service and employee compensation.  The plans are closed to new participants and no additional benefits accrue to existing plan participants.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non-U.S.) regulations plus additional amounts as we deem appropriate.

We currently expect to contribute approximately $.7 million to all of our defined benefit pension plans during 2011.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of (in millions):

2011	$3.1
2012	3.1
2013	3.2
2014	3.3
2015	3.3
Next 5 years	17.6

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2009	2010
	(In thousands)
Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$47,964	$51,059
Interest cost	2,722	2,674
Participant contributions	7	7
Actuarial losses, net	2,795	2,343
Change in currency exchange rates	913	(266)
Benefits paid	(3,342)	(3,174)

Benefit obligation at end of the year	51,059	52,643

Change in plan assets:
Fair value at beginning of the year	36,022	38,651
Actual return on plan assets	4,836	8,194
Employer contributions	453	532
Participant contributions	7	7
Change in currency exchange rates	675	(287)
Benefits paid	(3,342)	(3,174)

Fair value of plan assets at end of year	38,651	43,923

Funded status	$(12,408)	$(8,720)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(175)	$(170)
Noncurrent	(12,233)	(8,550)

	$(12,408)	$(8,720)
Accumulated other comprehensive income -
actuarial losses, net	$26,372	$22,567

Accumulated benefit obligation (“ABO”)	$51,059	$52,643

The amounts shown in the table above for unrecognized actuarial losses at December 31, 2009 and 2010 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2009 and 2010.  We expect that $1.1 million of the unrecognized actuarial losses at December 31, 2010 will be recognized as a component of our periodic defined benefit pension cost in 2011.  The table below details the changes in other comprehensive income during 2008, 2009 and 2010.

	Years ended December 31,
	2008	2009	2010
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss) arising during the year	$(31,640)	$(1,286)	$2,479
Amortization of unrecognized net actuarial loss	144	1,307	1,326

Total	$(31,496)	$21	$3,805

The components of our net periodic defined benefit pension cost are presented in the table below.  The amount shown below for the amortization of unrecognized actuarial losses in 2008, 2009 and 2010, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income at December 31, 2007, 2008 and 2009, respectively.

	Years ended December 31,
	2008	2009	2010
	(In thousands)

Net periodic pension cost (income):
Interest cost on PBO	$2,931	$2,722	$2,674
Expected return on plan assets	(6,209)	(3,300)	(3,371)
Plan amendment	27	-	-
Amortization of unrecognized net actuarial losses	144	1,307	1,326

Total	$(3,107)	$729	$629

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2009	2010
	(In thousands)
PBO at end of the year:
U.S. plan	$42,534	$43,880
U.K. plan	8,525	8,763

Total	$51,059	$52,643

Fair value of plan assets at end of the year:
U.S. plan	$31,683	$36,441
U.K. plan	6,968	7,482

Total	$38,651	$43,923

Plans for which the accumulated benefit obligationexceeds plan assets:
PBO	$51,059	$52,643
ABO	51,059	52,643
Fair value of plan assets	38,651	43,923

The weighted-average rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2009 and 2010 are 5.7% and 5.2%, respectively.  Such weighted-average rates were determined using the projected benefit obligations at each date.  Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable.  Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2009 and 2010.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2008, 2009 and 2010 are presented in the table below.  Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2008	2009	2010

Discount rate	6.0%	6.1%	5.7%
Long-term return on plan assets	9.6%	9.5%	9.2%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2009 and 2010, substantially all of the assets attributable to our U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective.

The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  The CMRT holds TIMET common stock in its investment portfolio; however through December 31, 2009 we invested in a portion of the CMRT which does not include the TIMET holdings.  Beginning in 2010, we now invest in the portion of the CMRT that holds such stock.  During the history of the CMRT from its inception in 1988 through December 31, 2010, the average annual rate of return (excluding the CMRT’s investment in TIMET stock) has been 12%, while such annual rate of return including TIMET common stock has been 15%.  For the years ended December 31, 2008, 2009 and 2010, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT's managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation.  However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT  a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at any time based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 79% and 84% of the assets of the CMRT at December 31, 2009 and 2010, respectively, as noted below.  The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT as of December 31, 2009 and 2010, are as follows:

	2009	2010
	(In millions)

CMRT asset value (portion which includes our U.S. plan assets)	$407.3	$712.2

CMRT fair value input (portion which includes our U.S. plan assets)
Level 1	75%	83%
Level 2	4%	1%
Level 3	21%	16%

	100%	100%

CMRT asset mix (portion which includes our U.S. plan assets)
Domestic equities, principally publically traded	50%	73%
International equities, publically traded	7%	2%
Fixed income securities, publically traded	30%	16%
Privately managed limited partnerships	11%	8%
Other	2%	1%

	100%	100%

The composition of our December 31, 2009 and 2010 pension plan assets by fair value level were as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
December 31, 2009:
CMRT	$31.0	$-	$31.0
Other	7.7	7.7	-

Total	$38.7	$7.7	$31.0

December 31, 2010:
CMRT	$36.4	$-	$36.4
Other	7.5	7.5	-

Total	$43.9	$7.5	$36.4

Postretirement benefits other than pensions - In addition to providing pension benefits, we also provide certain health care and life insurance benefits for eligible retired employees.  We use a December 31 measurement date for our OPEB plans.  These plans are closed to new participants, and no additional benefits accrue to existing plan participants.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65.  We have no OPEB plan assets, rather, we fund postretirement benefits as they are incurred, net of any contributions by the retiree.  At December 31, 2010, we currently expect to contribute approximately $.9 million to all OPEB plans during 2011.  Benefit payments, net of estimated Medicare Part D subsidy of approximately $70,000 per year, expected to be paid to OPEB plan participants are summarized in the table below:

2011	$.9 million
2012	.8 million
2013	.8 million
2014	.7 million
2015	.7 million
Next 5 years	2.3 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2009	2010
	(In thousands)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$10,114	$9,461
Interest cost	551	436
Actuarial (gain) loss	(437)	839
Plan amendments	-	(3,646)
Net benefits paid	(767)	(742)

Obligations at end of the year	9,461	6,348

Fair value of plan assets at end of year	-	-

Funded status	$(9,461)	$(6,348)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(1,154)	$(889)
Noncurrent	(8,307)	(5,459)

Total	$(9,461)	$(6,348)

Accumulated other comprehensive income (loss):
Unrecognized net actuarial losses	$851	$1,690
Unrecognized prior service credit	(525)	(3,992)

Total	$326	$(2,302)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2009 and 2010 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  These amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income at December 31, 2009 and 2010.  We expect to recognize approximately $800,000 of the prior service credit as a component of our periodic OPEB cost in 2011.

The table below details the changes in other comprehensive income during 2008, 2009 and 2010.

	Years ended December 31,
	2008	2009	2010
	(In thousands)
Changes in benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss) arising during the year	$665	$437	$(839)
Plan amendment	-	-	3,646
Amortization of unrecognized prior service credit	(179)	(179)	(179)

Total	$486	$258	$2,628

In the fourth quarter of 2010, we amended our benefit formula for most participants of the plan effective January 1, 2011, resulting in a prior service credit of approximately $3.6 million as of December 31, 2010.  Key assumptions including the health care cost trend rate as of December 31, 2010 now reflect these plan revisions to the benefit formula.

The components of our periodic OPEB cost are presented in the table below.  The amounts shown below for the amortization of unrecognized actuarial losses and prior service credit in 2009 and 2010, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2008, 2009 and 2010 respectively.

	Years ended December 31,
	2008	2009	2010
	(In thousands)

Net periodic OPEB cost:
Interest cost	$655	$551	$436
Amortization of prior service credit	(179)	(179)	(179)

Total	$476	$372	$257

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2009 and 2010 follows:

	2009	2010

Health care inflation:
Initial rate	7.5%	8.5%
Ultimate rate	5.5%	5.0%
Year of ultimate rate achievement	2014	2018

Discount rate	4.9%	4.0%

The assumed health care cost trend rate has a significant effect on the amount we report for OPEB cost.  A one-percent change in assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease
	(In thousands)

Effect on net OPEB cost during 2010	$20	$(20)
Effect at December 31, 2010 on Postretirement obligation	195	(180)

The weighted average discount rate used in determining the net periodic OPEB cost for 2010 was 4.9% (the rate was 5.8% in 2009 and 6.2% in 2008).  The weighted average rate was determined using the projected benefit obligation as of the beginning of each year.

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

Current receivables from and payables to affiliates are summarized in the table below:

	December 31,
	2009	2010
	(In thousands)

Current receivables from affiliates:
Income taxes receivable from Valhi	$2,880	$1,700
Kronos – trade items	-	129
Valhi – trade items	8	-

Total	$2,888	$1,829

Current payables to affiliates:
Accrued interest payable to TIMET	$-	$876
Kronos – trade items	112	-
Tremont – trade items	471	334
Other – trade items	-	207

Total	$583	$1,417

Our note payable to TIMET is discussed in Note 13.  Interest expense on such indebtedness was approximately $2.2 million in 2008, $.8 million in 2009 and $.6 million in 2010.

From time to time, we will have loans and advances outstanding between us and various related parties, pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments.  While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans.  When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.  In this regard, in June 2010, we entered into a promissory note with Valhi that allows us to borrow up to $40 million.  See Note 13.  Interest expense on our promissory note to Valhi aggregated approximately $215,000 in 2010.

Under the terms of various intercorporate services agreements ("ISAs") we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.  The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods), approved by the independent members of the applicable board of directors, aggregated approximately $14.7 million, $15.4 million and $16.3 million in 2008, 2009 and 2010 respectively.

Tall Pines Insurance Company (“TPIC”) and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines is wholly-owned by a subsidiary of Valhi and EWI is a wholly-owned subsidiary of ours.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2011.

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

        The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable.  See Note 19.

In addition to insurance recoveries discussed above, our insurance recoveries in 2010 include an insurance recovery recognized in the first quarter in connection with the litigation settlement discussed in Note 19.  We had insurance coverage for a portion of the litigation settlement expense, and a substantial portion of the insurance recoveries we recognized in 2010 relates to such coverage.

The litigation settlement gains and expense are discussed in Note 19.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•
we have never settled any of the market share, risk contribution, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could include, among other things, new assertions of liability, revised expectations regarding the nature, timing and extent of any remediation required or revised estimates of the allocation of remediation costs among PRPs, and such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2010, we have not recognized any receivables for recoveries.

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

	Years ended December 31,
	2008	2009	2010
	(In thousands)

Balance at the beginning of the year	$50,330	$50,054	$45,846
Additions charged to expense, net	6,779	3,725	425
Settlement agreement	-	-	(1,979)
Payments, net	(7,055)	(7,933)	(3,892)

Balance at the end of the year	$50,054	$45,846	$40,400

Amounts recognized in the balance sheet:
Current liability	$9,834	$8,328	$8,206
Noncurrent liability	40,220	37,518	32,194

Total	$50,054	$45,846	$40,400

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, EMS, has contractually assumed our obligations.  At December 31, 2010, we had accrued approximately $40 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $73 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2010, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property we owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing.  At the initial October 2008 closing, we received aggregate proceeds of $54.6 million, comprising $39.6 million in cash plus a promissory note in the amount of $15.0 million in exchange for the release of our equitable lien on a portion of the property.  The terms of the $15.0 million promissory note are discussed in Note 4.  In April 2009, the second closing was completed, pursuant to which we received an aggregate of $11.8 million in cash.  The agreement calls for a third and final closing that is subject to, among other things, our receipt of an additional payment.  The timing of when the final closing will occur is presently not determinable.

For financial reporting purposes, we have accounted for the aggregate consideration received in the 2008 and 2009 closings of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we recognized a pre-tax gain of $48.8 million in the fourth quarter of 2008 and a pre-tax gain of $11.3 million in the second quarter of 2009, in both cases based on the difference between the aggregate consideration received and the carrying value of the portion of the property for which we have released our equitable lien in the closings ($5.5 million and $487,000, respectively).  Similarly, the cash consideration we received in the closings is reflected as an investing activity in our Consolidated Statement of Cash Flows.  Our carrying value of the remaining portion of this property, attributable to the portion of the property for which our equitable lien would be released in the third closing, was approximately $500,000 at December 31, 2010.

In July 2010, we entered into a settlement agreement with another PRP pursuant to which, among other things, the other PRP reimbursed us for certain remediation costs we had previously incurred for certain sites related to one of our former business units, and such PRP also affirmed its full responsibility to indemnify us for all claims (environmental or otherwise) with respect to certain specified sites related to such former business unit as well as indemnify us for any future claims that may arise related to such former business unit.  As a result of the July 2010 settlement agreement, in the third quarter of 2010 we recognized a litigation settlement gain of $5.3 million, consisting of $3.2 million related to the PRP’s cash reimbursement of prior remediation costs, $2.0 million related to a reduction in our accrued environmental remediation costs and $.1 million reversal of legal settlement costs resulting from the PRP’s agreement to indemnify us.

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

In October 2005 we were served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05).  The plaintiff, a former insurance carrier, sought a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff’s predecessor with respect to certain lead pigment lawsuits filed against us.  In March 2006, the trial court denied our motion to dismiss.  In April 2006, we filed a notice of appeal of the trial court’s ruling, and in September 2007, the Supreme Court – Appellate Division (First Department) reversed and ordered that the OneBeacon complaint be dismissed.  The Appellate Division did not dismiss the counterclaims and cross claims.

In February 2006, we were served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026).  The plaintiff, a former insurance carrier of ours, sought a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff with respect to certain lead pigment lawsuits.

In December 2008, we reached partial settlements with the plaintiffs in the two cases discussed above, pursuant to which the two former insurance carriers agreed to pay us an aggregate of approximately $7.2 million in settlement of certain counter-claims related to past lead pigment and asbestos defense costs.  We received these funds from the carriers in January 2009.  In connection with these partial settlements, we agreed to dismiss the case captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (District Court for Dallas County, Texas, Case No. 05-11347), and in January 2009 we filed a notice of non-suit without prejudice in that matter.  In March 2010, we filed a complaint in NL Industries, Inc. v. OneBeacon America Insurance Company (Supreme Court of the State of New York, County of New York, Index No. 108881-2009), to address the  remaining claims from the New York state cases.  This case is proceeding in the trial court.

CompX

On February 10, 2009, Humanscale Corporation (“Humanscale”) filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC commence an investigation pursuant to the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard support products into the U.S. by CompX’s Canadian subsidiary.  The products were alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint sought as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. On July 9, 2010, the ITC issued its final ruling that CompX had not infringed on the Humanscale patent and that the patent is invalid.  Humanscale has chosen not to appeal the ITC’s ruling.  Humanscale also had previously filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia against CompX involving the identical patent in question in the ITC case.  That claim was stayed by the Court pending the outcome of the ITC case.  With the issuance of the final determination in the ITC case, Humanscale filed for dismissal of its action in the U.S. District Court which was granted in November 2010.

On March 30, 2009, CompX filed in the U.S. District Court for the Eastern District of Virginia a counterclaim of patent infringement against Humanscale for infringement of certain of its keyboard support patents by Humanscale’s models 2G, 4G and 5G support arms.  A jury trial was completed on February 25, 2010 relating to CompX’s counterclaims with the jury finding that Humanscale infringed on CompX’s patents and awarded damages to CompX of approximately $20 million for past royalties.  The judge issued the final judgment on October 19, 2010 which confirms the jury verdict and award of damages in the amount of approximately $20 million.  Humanscale has appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit.  Due to the uncertain nature of the ongoing legal proceedings, we have not accrued a receivable for the amount of the award.

In November 2010, the United States Patent and Trademark Office (the “USPTO”) issued to Humanscale two new patents that cover designs of keyboard support mechanisms that were not at issue in CompX’s already ongoing litigation with Humanscale.  In conjunction with obtaining the new patents, Humanscale filed a complaint in the U.S. District Court for the Southern District of Texas, primarily asserting that CompX was infringing upon the two patents.  At the same time, CompX filed a complaint in the U.S. District Court for the Western District of Michigan seeking a declaratory judgment that its products do not infringe upon the newly issued patents and that those patents are also invalid on several grounds under the Patent and Trademark Act.  CompX has filed a motion with the Texas court, which it has not ruled on, to dismiss Humanscale’s complaint or transfer the case to the Michigan court.  Humanscale  filed a motion with the Michigan court to either dismiss CompX’s complaint or transfer the case to the Texas court.  The Michigan court ruled against Humanscale’s motion and ordered that the case be tried in Michigan.  In addition, in December 2010 CompX filed requests with the USPTO to reconsider certain claims of the newly-issued patents, which requests were denied in February 2011; CompX intends to file a petition of appeal of the denials with the Commissioner of the USPTO.  We deny any infringement related to the newly issued patents, and intend to defend against any such claim vigorously.

As any damages relating to patent infringement claims would only accrue after a patent has been issued, and considering the small volume of CompX’s products sold since such issuance that could be covered by the claim of infringement, liability, if any, to us from such claim of infringement would not be significant as of December 31, 2010.

While we currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material long-term adverse effect on our consolidated financial position, results of operations or liquidity, we may incur costs resolving such claims during the short-term that could be material.

Other litigation

In June 2010, the case captioned Contran Corporation, et al. v. Terry S. Casey, et al. (Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) was dismissed with prejudice in accordance with the previously-reported settlement agreement.  In May 2010, pursuant to such agreement, we paid $26.0 million in cash and we issued an $18.0 million promissory note.  The note bears interest, payable quarterly, at the prime rate.  Fifty percent of the principal amount will be payable on each of December 1, 2011 and December 1, 2012.  The note is collateralized by shares of Kronos and CompX common stock, owned by us, having an aggregate market value of at least 200% of the outstanding principal amount of the promissory note.  Under certain conditions, we have agreed to prepay up to $4.0 million principal amount of such indebtedness.

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

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL.  There are 1,226 of these types of cases pending, involving a total of approximately 2,670 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

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

     In addition to the litigation described above, we and our affiliate are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to present and former businesses.  In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for environmental matters.

     We currently believe the disposition of all of these various other claims and disputes, individually and in the aggregate, should not have a material adverse affect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers.  The ten largest customers accounted for approximately 35% of sales in 2008, 39% in 2009 and 38% in 2010.  No customer accounted for 10% or more of sales in 2008, 2009 or 2010.

Other

Rent expense, principally for CompX operating facilities and equipment was $648,000 in 2008, $658,000 in 2009 and $625,000 in 2010.  At December 31, 2010, future minimum rentals under noncancellable operating leases are approximately:

Years ending December 31,	Amount
(In thousands)

2011	$413
2012	257
2013	2
2014	-
2015	-

Total	$672

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

Note 20 - Financial instruments:

We adopted the fair value framework of ASC Topic 820 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  The statement requires fair value measurements to be classified and disclosed in one of three categories, see Note 1.

The following table summarizes the valuation of our short-term investments and marketable securities by the ASC Topic 820 categories as of December 31, 2009 and 2010:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in millions)

December 31, 2009:
Marketable securities:
Current	$5.2	$-	$5.2
Noncurrent	85.1	85.1	-

December 31, 2010:
Marketable securities:
Current	$-	$-	$-
Noncurrent	130.8	130.8	-

See Note 3 for information on how we determine fair value of our marketable securities.

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  CompX has not entered into these contracts for trading or speculative purposes in the past, nor does it anticipate entering into such contracts for trading or speculative purposes in the future.  Most of the currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally CompX enters into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input.  We had no currency forward contracts outstanding at December 31, 2009 or 2010.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2009 and 2010:

	December 31, 2009		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$36.9	$36.9	$22.9	$22.9

Promissory note receivable	15.0	15.0	15.0	15.0

Notes payable to affiliates	42.2	42.2	53.5	53.5

CompX bank credit facility	-	-	3.0	3.0

Promissory note payable	-	-	18.0	18.0

Noncontrolling interest in CompX common stock	11.1	12.2	10.9	18.6

NL stockholders’ equity	174.6	337.4	252.9	542.7

The fair value of our noncurrent marketable equity securities, restricted marketable debt securities, noncontrolling interest in CompX and NL stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  The fair value of our promissory note receivable, our promissory note payable and our variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

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

Note 22 - Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period.  A reconciliation of the numerator used in the calculation of earnings (loss) is presented in the following table:

	Years ended December 31,
	2008	2009	2010
	(In thousands)

Net income (loss) attributable to NL stockholders	$33,184	$(11,755)	$70,381
Paid-in capital adjustment	-	-	(2,513)
Adjusted net income (loss) attributable to NL stockholders	$33,184	$(11,755)	$67,868

The paid-in capital adjustment is discussed in Note 19.

Note 23 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2009
Net sales	$28.5	$29.2	$29.4	$29.0
Gross margin	4.8	6.2	7.0	5.8

Net income (loss)	(11.9)	(2.4)	3.2	(1.0)

Net income (loss) attributable to NL stockholders	(11.8)	(2.1)	3.1	(.9)

Diluted earnings (loss) per common share	$(.24)	$(.04)	$.06	$(.02)

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2010
Net sales	$32.8	$34.4	$35.7	$32.4
Gross margin	9.1	8.9	9.6	8.4

Net income (loss)	(2.4)	4.5	11.7	57.0

Net income (loss) attributable to NL stockholders	(2.3)	4.3	11.5	56.9

Diluted earnings (loss) per common share	$(.10)	$.09	$.24	$1.17

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

We recognized the following amounts during 2009:

•	$.7 million write-down of assets held for sale in the second quarter;
•	$11.3 million pre-tax gain in the second quarter for a litigation settlement, see Note 19;
•
$.3 million included in our equity in loss of Kronos in the fourth quarter ($.2 million, net of income taxes) in connection with the correction of Kronos’ employee benefit expense previously recognized for 2007, 2008 and the first three quarters of 2009; and

•
In the fourth quarter of 2009, we recognized an inventory adjustment to correct an error in the valuation of certain of CompX’s raw material inventories at one of its locations, which negatively impacted gross margin by approximately $.3 million.  Net income attributable to NL stockholders in the fourth quarter of 2009 includes a $.2 million charge, net of income tax, less than $.01 per share, related to this item.

We recognized the following amounts in 2010:

•
$12.7 million ($8.2 million net of tax) included in our equity in net income of Kronos in the first quarter related to a non-cash deferred income tax benefit related to the favorable resolution of certain income tax issues in Germany;

•	$32.2 million pre-tax litigation settlement expense (and a substantial portion of insurance recoveries) in the first quarter related to the settlement of certain legal proceedings, see Note 19;
•	$5.3 million pre-tax gain in the third quarter for a settlement agreement for certain environmental properties, see Note 19; and
•	$78.9 million pre-tax gain on reduction in interest in Kronos in the fourth quarter, see Note 6.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets
 (In thousands)

	December 31,
	2009	2010

Current assets:
Cash and cash equivalents	$2,842	$25
Restricted cash equivalents	2,454	5,182
Restricted marketable debt securities	5,225	-
Accounts and notes receivable	597	152
Receivable from subsidiaries and affiliates	3,370	3,546
Prepaid expenses	116	188
Deferred income taxes	2,734	5,035

Total current assets	17,338	14,128

Other assets:
Marketable securities	61,409	94,865
Investment in subsidiaries	97,005	103,233
Investment in Kronos Worldwide, Inc.	112,766	231,693
Other	15,317	308
Property and equipment, net	581	572

Total other assets	287,078	430,671

Total assets	$304,416	$444,799

Current liabilities:
Current maturities of long-term debt	$-	$9,000
Accounts payable and accrued liabilities	7,689	4,953
Payable to subsidiaries and affiliates	18,682	9,069
Accrued environmental costs	6,128	5,753

Total current liabilities	32,499	28,775

Noncurrent liabilities:
Long-term debt	-	9,000
Deferred income tax	45,897	100,955
Note payable to affiliate	-	11,300
Accrued environmental costs	11,765	9,114
Accrued pension cost	12,233	8,550
Accrued postretirement benefits cost	8,307	5,459
Other	19,111	18,697

Total noncurrent liabilities	97,313	163,075

Stockholders' equity	174,604	252,949

Total liabilities and stockholders' equity	$304,416	$444,799

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations
(In thousands)

	Years ended December 31,
	2008	2009	2010

Revenues and other income:
Equity in income (losses) of subsidiaries and affiliates	$(3,706)	$(13,076)	$50,019
Insurance recoveries	9,610	4,631	18,813
Gain on reduction in interest in Kronos	-	-	78,910
Litigation settlement gains	52,266	11,476	5,286
Interest and dividends	6,266	1,847	1,653
Other income, net	65	69	172

Total revenues and other income	64,501	4,947	154,853

Costs and expenses:
Litigation settlement expense	-	-	32,174
Corporate expense	23,516	23,046	16,864
Interest	-	-	927

Total costs and expenses	23,516	23,046	49,965

Income (loss) before income taxes	40,985	(18,099)	104,888

Income tax expense (benefit)	7,801	(6,344)	34,507

Net income (loss)	$33,184	$(11,755)	$70,381

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows
 (In thousands)

	Years ended December 31,
	2008	2009	2010

Cash flows from operating activities:
Net income (loss)	$33,184	$(11,755)	$70,381
Distributions from Kronos	17,532	-	4,402
Distributions from CompX	5,378	5,378	5,378
Deferred income taxes	(4,250)	(1,594)	39,038
Gain on reduction in interest in Kronos	-	-	(78,910)
Equity in net (income) loss of subsidiaries and investments	3,706	13,076	(50,019)
Litigation settlement gains	(52,266)	(11,476)	-
Litigation settlement expense:
Accrued	-	-	32,174
Settlement payments made	-	-	(19,012)
Other, net	(2,429)	1,277	1,099
Net change in assets and liabilities	(9,700)	692	(4,876)

Net cash used in operating activities	(8,845)	(4,402)	(345)

Cash flows from investing activities:
Capital expenditures	(45)	(1)	(1)
Loans to affiliates, net	(22,210)	22,210	-
Proceeds from real estate-related litigation settlement	39,550	11,800	-
Change in restricted cash equivalents and marketable debt securities, net	(2,379)	144	(2,728)
Purchase of CompX common stock	(1,081)	-	-
Proceeds from disposal of marketable securities	-	-	5,225
Sale of promissory note receivable to CompX	-	-	15,000
Other	(794)	(173)	-

Net cash provided by investing activities	13,041	33,980	17,496

Cash flows from financing activities:
Loans from affiliates:
Borrowings	16,630	476	21,850
Repayments	-	(4,066)	(10,585)
Dividends paid	(24,299)	(24,305)	(24,314)
Common stock issued	6	84	69
Repurchase of noncontrolling interest in subsidiary	-	-	(6,988)

Net cash used in financing activities	(7,663)	(27,811)	(19,968)

Net change during the year from operating investing and financing activities	(3,467)	1,767	(2,817)
Balance at beginning of year	4,542	1,075	2,842

Balance at end of year	$1,075	$2,842	$25

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Notes to Condensed Financial Information

December 31, 2010

Note 1 - Basis of presentation:

The Consolidated Financial Statements of NL Industries, Inc. and the related Notes to Consolidated Financial Statements are incorporated herein by reference.  The accompanying financial statements reflect NL Industries, Inc.'s investment in Kronos Worldwide, Inc., CompX International Inc. and NL's other subsidiaries on the equity method of accounting.

Note 2 – Investment in and advances to subsidiaries:

	December 31,
	2009	2010
	(In thousands)
Current:
Receivable from:
Valhi – federal income taxes	$3,125	$2,323
CompX – federal income taxes	-	226
CompX – state income taxes	245	860
EWI – state income taxes	-	8
Kronos	-	129

Total	$3,370	$3,546

Payable to:
EWI - promissory note	$2,000	$2,000
EMS - promissory note	13,040	5,794
CompX – federal income taxes	1,726	-
Valhi – state income taxes	245	623
EWI – federal income taxes	7	19
EMS – federal income taxes	15	39
Tremont	471	334
Kronos	112	-
EMS	1,066	-
Keystone	-	89
TIMET	-	95
Contran	-	12
Valhi	-	11
CompX	-	53

Total	$18,682	$9,069

	December 31,
	2009	2010
	(In thousands)
Investment in:
CompX	$80,934	$79,950
Other subsidiaries	16,071	23,283

Total	$97,005	$103,233

	Years ended December 31,
	2008	2009	2010
	(In thousands)
Equity in earnings (losses) of subsidiaries and affiliates:
Kronos	$3,229	$(12,470)	$45,623
CompX	(3,257)	(1,735)	2,656
Other subsidiaries	(3,678)	1,129	1,740

Total	$(3,706)	$(13,076)	$50,019

We have a demand revolving promissory note between us and EWI RE, Inc., that provides for borrowings of up to $3 million.  Our loans from EWI are unsecured and bear interest at a rate equal to the three month United States LIBOR rate plus 1.75% per year with all principal due on demand (and no later than December 31, 2011).

We have a demand revolving promissory note with EMS for borrowings up to $21 million.  Our loans from EMS are unsecured and  bear interest at a rate equal to the three month United States LIBOR rate plus 1.75% per year with all principal due on demand (and no later than December 31, 2011).

We also have a demand revolving promissory note between us and Valhi, that allows us to borrow up to $40 million.  Our loans from Valhi are unsecured and bear interest at prime rate plus 2.75% with all principal due on demand, but in any event no earlier than March 31, 2012 and no later than December 31, 2012.