Form 10-Q
period 2011-03-31
NL INDUSTRIES INC
filed 2011-05-04
CIK 72162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Number of shares of the registrant's common stock outstanding on April 29, 2011: 48,656,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2010; March 31, 2011 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three months ended March 31, 2010 and 2011	5

	Condensed Consolidated Statement of Stockholders' Equity
	and Comprehensive Income -
	Three months ended March 31, 2011 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Three months ended March 31, 2010 and 2011	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39

Item 4.	Controls and Procedures	39

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 6.	Exhibits	41

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2010	March 31, 2011
		(unaudited)
Current assets:
Cash and cash equivalents	$15,461	$9,694
Restricted cash and cash equivalents	7,413	5,416
Marketable securities	9	-
Accounts and other receivables, net	31,663	31,736
Inventories, net	18,424	19,434
Prepaid expenses and other	1,285	2,656
Deferred income taxes	7,724	7,724

Total current assets	81,979	76,660

Other assets:
Marketable equity securities	130,824	153,263
Investment in Kronos Worldwide, Inc.	231,693	233,537
Goodwill	44,819	44,801
Assets held for sale	2,415	2,415
Other, net	1,447	1,339

Total other assets	411,198	435,355

Property and equipment:
Land	12,963	12,957
Buildings	34,981	35,470
Equipment	129,260	130,792
Construction in progress	965	1,456
	178,169	180,675
Less accumulated depreciation	117,621	120,817

Net property and equipment	60,548	59,858

Total assets	$553,725	$571,873

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND EQUITY	December 31, 2010	March 31, 2011
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	9,179	6,142
Accrued and other current liabilities	16,940	11,974
Accrued environmental costs	8,206	8,407
Income taxes	909	1,754

Total current liabilities	45,234	38,277

Non-current liabilities:
Long-term debt	64,530	45,980
Accrued pension costs	8,550	8,126
Accrued postretirement benefit (OPEB) costs	5,459	5,384
Accrued environmental costs	32,194	31,405
Deferred income taxes	115,206	130,123
Other	18,697	18,596

Total non-current liabilities	244,636	239,614

Equity:
NL Stockholders' equity:
Common stock	6,078	6,082
Additional paid-in capital	299,469	299,807
Retained earnings	56,229	67,314
Accumulated other comprehensive loss	(108,827)	(90,484)

Total NL stockholders' equity	252,949	282,719

Noncontrolling interest in subsidiary	10,906	11,263

Total equity	263,855	293,982

Total liabilities and equity	$553,725	$571,873

Commitments and contingencies (Notes 11 and 12)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2010	2011
	(unaudited)

Net sales	$32,800	$34,777
Cost of sales	23,701	26,097

Gross margin	9,099	8,680

Selling, general and administrative expense	5,795	6,156
Other operating income (expense):
Insurance recoveries	18,175	359
Litigation settlement expense	(32,174)	-
Patent litigation settlement gain	-	7,468
Patent litigation expense	(1,568)	(227)
Facility consolidation expense	-	(1,006)
Corporate expense and other, net	(4,619)	(3,400)

Income (loss) from operations	(16,882)	5,718

Equity in net income of Kronos Worldwide, Inc.	15,396	18,329
Other income (expense):
Interest and dividends	606	596
Interest expense	(197)	(489)

Income (loss) before income taxes	(1,077)	24,154

Provision for income taxes	1,343	6,469

Net income (loss)	(2,420)	17,685

Noncontrolling interest in net income (loss) of subsidiary	(125)	518

Net income (loss) attributable to NL stockholders	$(2,295)	$17,167

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.10)	$.35

Cash dividend per share	$.125	$.125

Basic and diluted average shares outstanding	48,618	48,648

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2011

(In thousands)

	NL Stockholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest in subsidiary	Total equity	Comprehensive income
				(unaudited)

Balance at December 31, 2010	$6,078	$299,469	$56,229	$(108,827)	$10,906	$263,855

Net income	-	-	17,167	-	518	17,685	$17,685

Other comprehensive income, net	-	-	-	18,343	42	18,385	18,385

Issuance of common stock	4	338	-	-	-	342

Dividends	-	-	(6,082)	-	(203)	(6,285)

Balance at March 31, 2011	$6,082	$299,807	$67,314	$(90,484)	$11,263	$293,982

Comprehensive income							$36,070

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,420)	$17,685
Depreciation and amortization	1,979	1,760
Deferred income taxes	2,158	4,837
Equity in net income of Kronos Worldwide, Inc.	(15,396)	(18,329)
Distributions from Kronos Worldwide, Inc.	-	22,012
Accrued litigation settlement	32,174	-
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	187	(71)
Other postretirement benefit expense	64	(141)
Other, net	168	150
Change in assets and liabilities:
Accounts and other receivables, net	(21,701)	(1,411)
Inventories, net	(1,134)	(992)
Prepaid expenses and other	(853)	(1,214)
Accrued environmental costs	(1,195)	(588)
Accounts payable and accrued liabilities	(847)	(8,034)
Income taxes	(342)	834
Accounts with affiliates	2,555	1,245
Other, net	(437)	(393)

Net cash provided by (used in) operating activities	(5,040)	17,350

Cash flows from investing activities:
Capital expenditures	(446)	(605)
Change in restricted cash equivalents	3,780	1,997
Proceeds from disposal of marketable securities	1,263	116
Purchase of marketable securities	-	(104)

Net cash provided by investing activities	4,597	1,404

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three months ended March 31,
	2010	2011
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(6,077)	$(6,082)
Distributions to noncontrolling interests in subsidiary	(202)	(203)
Proceeds from issuance of common stock	69	342
Indebtedness:
Borrowings	-	3,600
Repayments	-	(22,150)
Other, net	(29)	-

Net cash used in financing activities	(6,239)	(24,493)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(6,682)	(5,739)
Currency translation	107	(28)
Cash and cash equivalents at beginning of period	24,555	15,461

Cash and cash equivalents at end of period	$17,980	$9,694

Supplemental disclosures:
Cash paid (received) for:
Interest	$47	$1,349
Income taxes, net	(2,509)	(521)
Non-cash investing activity:
Accrual for capital expenditures	112	133
Non-cash financing activity:
Promissory note payable incurred in connection with litigation settlement	18,000	-

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at March 31, 2011.  Subsidiaries of Contran Corporation owned approximately 94% of Valhi’s outstanding common stock at March 31, 2011.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. which we account for by the equity method.  Our ownership interest in Kronos decreased from 36% to 30% as a result of Kronos’ secondary stock offering completed in November 2010.  CompX (NYSE Amex: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the SEC on March 4, 2011 (the “2010 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2011 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2010	March 31, 2011
	(In thousands)

Trade receivables	$15,068	$16,270
Promissory note receivable	15,000	15,000
Accrued insurance recoveries	92	423
Other receivables	59	49
Receivable from affiliates:
Income taxes from Valhi	1,700	377
Other	129	-
Refundable income taxes	4	-
Allowance for doubtful accounts	(389)	(383)

Total	$31,663	$31,736

Note 3 – Inventories, net:

	December 31, 2010	March 31, 2011
	(In thousands)

Raw materials	$6,393	$6,661
Work in process	6,680	7,565
Finished products	5,351	5,208

Total	$18,424	$19,434

Note 4 - Marketable securities:

	December 31, 2010	March 31, 2011
	(In thousands)

Current assets (available-for-sale)-
Other marketable securities	$9	$-

Noncurrent assets (available-for-sale):
Valhi common stock	$105,929	$126,339
TIMET common stock	24,895	26,924

Total	$130,824	$153,263

Our marketable securities include investments in the publicly-traded shares of related parties: Titanium Metals Corporation (“TIMET”) and Valhi.  We account for our investments in TIMET and Valhi as available-for-sale marketable equity securities, carried at fair value using quoted market prices in active markets for each marketable security, representing a Level 1 input within the fair value hierarchy.  Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.

	Market value	Cost basis	Unrealized gains
	(In thousands)

December 31, 2010:
Noncurrent assets:
Valhi common stock	$105,929	$24,347	$81,582
TIMET common stock	24,895	7,351	17,544

Total	$130,824	$31,698	$99,126

March 31, 2011:
Noncurrent assets:
Valhi common stock	$126,339	$24,347	$101,992
TIMET common stock	26,924	7,351	19,573

Total	$153,263	$31,698	$121,565

At December 31, 2010 and March 31, 2011, we held approximately 4.8 million shares of Valhi’s common stock and 1.4 million shares of TIMET common stock.  At March 31, 2011, the quoted market price of Valhi’s and TIMET’s common stock was $26.37 and $18.58 per share, respectively.  At December 31, 2010, such quoted market prices were $22.11 and $17.18 per share, respectively.

The Valhi and TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2010 and March 31, 2011, we owned approximately 17.6 million shares of Kronos common stock.  At March 31, 2011, the quoted market price of Kronos’ common stock was $58.45 per share, or an aggregate market value of $1.03 billion.  At December 31, 2010, the quoted market price was $42.49 per share, or an aggregate market value of $748.2 million.

The change in the carrying value of our investment in Kronos during the first quarter of 2011 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$231.7
Equity in net income of Kronos	18.3
Dividends received from Kronos	(22.0)
Other, principally equity in other comprehensive income items of Kronos	5.5

Balance at the end of the period	$233.5

Selected financial information of Kronos is summarized below:

	December 31, 2010	March 31, 2011
	(In millions)

Current assets	$824.3	$915.9
Property and equipment, net	473.6	490.6
Investment in TiO2 joint venture	96.2	95.1
Other noncurrent assets	313.5	280.6

Total assets	$1,707.6	$1,782.2

Current liabilities	$220.1	$250.6
Long-term debt	537.4	567.6
Accrued pension and postretirement benefits	130.1	132.8
Other non-current liabilities	58.8	63.9
Stockholders’ equity	761.2	767.3

Total liabilities and stockholders’ equity	$1,707.6	$1,782.2

	Three months ended March 31,
	2010	2011
	(In millions)

Net sales	$319.7	$420.4
Cost of sales	259.2	274.0
Income from operations	21.7	102.4
Net income	42.8	60.3

Note 6 – Intangible and other noncurrent assets:

	December 31, 2010	March 31, 2011
	(In thousands)

Patents and other intangible assets, net	$840	$701
Other	607	638

Total	$1,447	$1,339

Note 7 – Accrued and other current liabilities:

	December 31, 2010	March 31, 2011
	(In thousands)

Employee benefits	$9,624	$6,345
Professional fees and legal settlements	3,077	2,629
Payable to affiliates:
Accrued interest payable to TIMET	876	4
Other	541	335
Other	2,822	2,661

Total	$16,940	$11,974

Note 8 – Long-term debt:

	December 31, 2010	March 31, 2011
	(In thousands)

NL:
Promissory note payable to Valhi	$11,300	$-
Promissory note issued in conjunction with litigation settlement	18,000	18,000

Subtotal	29,300	18,000

Subsidiary debt:
CompX credit facility	3,000	-
CompX promissory note payable to TIMET	42,230	37,980

Subtotal	45,230	37,980

Total debt	74,530	55,980

Less current maturities	10,000	10,000

Total long-term debt	$64,530	$45,980

NL – During the first quarter of 2011, we repaid all of the $11.3 million that was outstanding at December 31, 2010 on our promissory note with Valhi.

CompX - In February 2011, CompX repaid all of the $3.0 million that was outstanding at December 31, 2010 on the credit facility.

The promissory note payable to TIMET was amended in September 2009 resulting in the deferral of interest payments and the postponement of quarterly principal payments until March 2011.  As such, in March 2011 CompX paid the required quarterly principal payment of $250,000 and all accrued interest totaling approximately $1.0 million.  In addition, CompX prepaid $4.0 million principal amount on the promissory note.  The interest rate on the promissory note at March 31, 2011 was 1.3%.

Note 9 – Other noncurrent liabilities:

	December 31, 2010	March 31, 2011
	(In thousands)

Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	688	679
Other	1,177	1,085

Total	$18,697	$18,596

Note 10 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended March 31,
	2010	2011
	(In thousands)

Interest cost	$720	$687
Expected return on plan assets	(846)	(975)
Recognized actuarial losses	313	217

Total	$187	$(71)

Postretirement benefits - The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended March 31,
	2010	2011
	(In thousands)

Interest cost	$109	$59
Amortization of prior service credit	(45)	(200)

Total	$64	$(141)

Contributions – We expect our 2011 contributions for our pension and other postretirement benefit plans to be consistent with the amount disclosed in our 2010 Annual Report.

Note 11 - Income tax provision:

	Three months ended March 31,
	2010	2011
	(In millions)

Expected tax provision (benefit) at U.S. federal statutory income tax rate of 35%	$(.4)	$8.5
Non-U.S. tax rates	(.1)	(.7)
Incremental U.S. tax and rate differences on equity in earnings	1.8	(1.3)

Total	$1.3	$6.5

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

In the first quarter of 2011, CompX recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of its Canadian subsidiary attributable to the $7.5 million litigation settlement gain discussed in Note 12.

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

Note 12 – Commitments and contingencies:

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At March 31, 2011, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first quarter of 2011 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$40,400
Additions charged to expense, net	162
Payments, net	(750)

Balance at the end of the period	$39,812

Amounts recognized in the balance sheet at the end of the period:
Current liability	$8,407
Noncurrent liability	31,405

Total	$39,812

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations.  At March 31, 2011, we had accrued approximately $40 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $73 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At March 31, 2011, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

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

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2010 Annual Report.

CompX

Prior to March 9, 2011, CompX was involved in certain patent litigation with Humanscale Corporation, and in March 2011, CompX entered into a confidential settlement agreement with them.  Under the terms of the agreement, Humanscale paid CompX’s Canadian subsidiary approximately $7.5 million in cash (which is recognized as a patent litigation settlement gain in the first quarter of 2011), and both CompX and Humanscale agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 1,121 of these types of cases pending, involving a total of approximately 2,340 plaintiffs.  In addition, the claims of approximately 7,700 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

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

For a discussion of other legal proceedings to which we are a party, refer to our 2010 Annual Report.

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

We currently believe the disposition of all of these various other claims and disputes, individually and in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Note 13 - Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2010 and March 31, 2011:

	December 31, 2010		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)

Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$22.9	$22.9	$15.1	$15.1

Promissory note receivable	15.0	15.0	15.0	15.0

Notes payable to affiliates	53.5	53.5	38.0	38.0

CompX bank credit facility	3.0	3.0	-	-

Promissory note payable	18.0	18.0	18.0	18.0

Noncontrolling interest in CompX common stock	10.9	18.6	11.3	25.5

NL stockholders’ equity	252.9	542.7	282.7	722.6

The fair value of our noncurrent marketable equity securities, noncontrolling interest in CompX and NL stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  The fair value of our promissory note receivable and our variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  CompX has not entered into these contracts for trading or speculative purposes in the past, nor does it anticipate entering into such contracts for trading or speculative purposes in the future.  Most of the currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally CompX enters into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input.  We had no currency forward contracts outstanding at December 31, 2010.  At March 31, 2011, CompX held a series of contracts to exchange an aggregate of U.S. $6.0 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $.99 per U.S. dollar.  These contracts qualified for hedge accounting and mature through September 2011.  The exchange rate was $.97 per U.S. dollar at March 31, 2011.  The estimated fair value of the contracts was not material at March 31, 2011.

Note 14 – Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period.  A reconciliation of the numerator used in the calculation of earnings (loss) per share is presented in the following table:

	Three months ended March 31,
	2010	2011
	(In thousands)

Net income (loss) attributable to NL stockholders	$(2,295)	$17,167
Paid-in capital adjustment	(2,513)	-
Adjusted net income (loss) attributable to NL stockholders	$(4,808)	$17,167

The paid-in capital adjustment is the result of a litigation settlement recorded in the first quarter of 2010 and relates to the repurchase of former shareholders’ noncontrolling interest in EMS.  The resulting $2.5 million increase over our previous estimate of such payment was accounted for as a reduction in additional paid-in capital in accordance with GAAP.

Note 15 – Facility consolidation costs:

In November of 2010, CompX’s management approved a restructuring plan for its Furniture Components business to move precision slide production from its Byron Center, Michigan facility to its other precision slide manufacturing facilities in Kitchener, Ontario and Taipei, Taiwan.  The move, which was completed by the end of April 2011, reduced the facilities where CompX produces precision slides from three to two and is expected to enhance the operating efficiency of its precision slide production capacity.  CompX will continue to use the Byron Center facility primarily as a U.S. sales and distribution center.  As of March 31, 2011, approximately $.2 million related to severance costs and approximately $1.0 million related to the relocation of machinery and equipment from the Byron Center facility to the Kitchener facility had been expensed, mostly in the first quarter of 2011.  Additional severance and equipment relocation costs subsequent to March 31, 2011 are not expected to be material.

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

CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries.  CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature.  Statements found in this report including, but not limited to, the statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  While it is not possible to identify all factors, we continue to face many risks and uncertainties.  Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products,
•	The extent of the dependence of certain of our businesses on certain market sectors,
•	The cyclicality of our businesses (such as Kronos’ TiO2 operations),
•	Changes in raw material and other operating costs (such as energy, ore and steel costs)and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,
•	Changes in the availability of raw material (such as ore),
•
General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products),

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation of Kronos’ competitors,
•	Demand for office furniture,
•	Substitute products,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	Our ability to protect our intellectual property rights in our technology,
•	The introduction of trade barriers,
•	Service industry employment levels,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to maintain sufficient liquidity,
•	The extent to which our subsidiaries were to become unable to pay us dividends,
•	CompX’s and Kronos’ ability to renew or refinance debt,
•	CompX’s ability to comply with covenants contained in its revolving bank credit facility,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with the development of new product features,
•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria,
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

Results of Operations

Net income overview

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

Our net income attributable to NL stockholders was $17.2 million, or $.35 per share, in the first quarter of 2011 compared to a net loss of $2.3 million, or $.10 per share, in the first quarter of 2010.  As more fully described below, our net income per share increased from 2010 to 2011 primarily due to the net effect of:

•
higher equity in net income from Kronos in 2011 due to Kronos’ higher income from operations in 2011 partially offset by an income tax benefit recognized by Kronos in 2010 as well as a reduction of our ownership interest from 36% in the first quarter of 2010 to 30% in 2011 as a result of Kronos’ secondary stock offering completed in November 2010,

•	higher income from operations from component products in 2011 due principally to a patent litigation settlement gain as discussed below,
•	a litigation settlement expense in 2010 as discussed below and
•	higher insurance recoveries in 2010 primarily related to the litigation settlement.

Our 2011 net income attributable to NL stockholders includes:

•	income of $.06 per share, net of noncontrolling interest and income taxes, related to a CompX patent litigation settlement and
•
a charge of $.01 per share included in our equity in Kronos in 2011 consisting of a call premium and the write-off of unamortized deferred financing costs and original issue discount associated with Kronos’ redemption of Senior Notes.

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
•
a charge of $.03 per share, net of noncontrolling interest, related to recognition of a deferred income tax liability associated with a determination that certain undistributed earnings of CompX’s Taiwanese subsidiary could no longer be considered permanently reinvested.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended
	March 31,		%
	2010	2011	Change
	(In millions)

CompX	$1.7	$8.8	405%
Insurance recoveries	18.2	.4	(98)%
Litigation settlement	(32.2)	-	(100)%
Corporate expense and other, net	(4.6)	(3.5)	(24)%

Income (loss) from operations	$(16.9)	$5.7	134%

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

CompX International Inc.

	Three months ended
	March 31,		%
	2010	2011	Change
	(In millions)

Net sales	$32.8	$34.8	6%
Cost of sales	23.7	26.1	10%

Gross margin	9.1	8.7	4%

Operating costs and expenses	(5.8)	(6.2)	7%
Patent litigation settlement gain	-	7.5	100%
Patent litigation expense	(1.6)	(.2)	(86)%
Facility consolidation expense	-	(1.0)	100%

Income from operations	$1.7	$8.8	405%

Percentage of net sales:
Cost of sales	72%	75%
Income from operations	5%	26%

Net sales – Net sales increased 6% in the first quarter of 2011   compared to the same period of 2010.  Net sales increased due to an increase in order rates from our customers resulting from improving economic conditions in North America.  CompX’s Security Products, Furniture Components and Marine Components businesses accounted for approximately 57%, 39% and 4%, respectively, of the total increase in sales.  Security Products sales represented the largest percentage of the total increase in sales due to stronger sales to customers in the transportation market.  Marine Components accounted for the smallest percentage of the total increase in sales due to its smaller sales volume.

Cost of sales and gross margin – Cost of sales as a percentage of sales increased by 3% in the first quarter of 2011 compared to the same period in 2010.  As a result, gross profit and related margin decreased over the same period.  The decrease in gross profit is primarily due to the negative effect of production inefficiencies relating to the consolidation of two of CompX’s Furniture Components facilities, higher raw material costs that we were not able to fully recover through increases in our sales prices and the negative impact of relative changes in currency exchange rates.

Patent litigation - The patent litigation settlement gain of approximately $7.5 million (attributable to CompX’s Furniture Components division) is discussed in Note 12 to our Condensed Consolidated Financial Statements.  Additionally, as a result of the settlement, CompX’s patent litigation legal expenses decreased approximately $1.3 million in the first quarter of 2011 compared to the same period of 2010.

Facility consolidation costs - In the first quarter of 2011, CompX’s Furniture Components business recorded approximately $1.0 million in relocation costs as a result of consolidating two of its precision slides facilities.  See Note 15 to our Condensed Consolidation Financial Statements.

Income from operations – Our component products income from operations improved to $8.8 million in the first quarter of 2011 compared to $1.7 million in the first quarter of 2010.  Income from operations improved primarily due to the net effects of the patent litigation settlement gain in 2011, related lower patent litigation expenses and higher sales, partially offset by facility consolidation costs incurred in 2011 and related production inefficiencies, increases in raw material costs and the negative impact of relative changes in currency exchange rates.

CompX’s Furniture Components business has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from its non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in non-U.S. currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for CompX’s non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of CompX’s non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, CompX’s non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-U.S. currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.  CompX’s Furniture Component business’s net sales were positively impacted while its income from operations was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the corresponding period in the prior year:

Impact of changes in currency exchange rates Three months ended March 31, 2011 vs March 31, 2010
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2011 vs 2010
	2010	2011	Change
	(in thousands)
Impact on:
Net sales	$-	$-	$-	$172	$172
Income from operations	(55)	(46)	9	(393)	(384)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on our component products income from operations results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is income from operations.

	Three months ended March 31,		%
	2010	2011	Change
	(In thousands)

Net sales:
Security Products	$16,662	$17,788	7%
Furniture Components	14,116	14,895	6%
Marine Components	2,022	2,094	4%

Total net sales	$32,800	$34,777	6%

Gross margin:
Security Products	$5,527	$5,844	6%
Furniture Components	3,348	2,588	(23)%
Marine Components	224	248	11%

Total gross margin	$9,099	$8,680	(5)%

Income (loss) from operations:
Security Products	$3,383	$3,574	6%
Furniture Components	7	6,874	n.m.
Marine Components	(369)	(355)	4%
Corporate operating expenses	(1,284)	(1,333)	(4)%

Total income from operations	$1,737	$8,760	405%

n.m. not meaningful

Security Products.  Security Products net sales increased 7% in the first quarter of 2011 compared to the same period last year.  The increase in sales is primarily due to improved customer order rates across most customers with a slightly greater increase among transportation market customers resulting from improved economic conditions in North America.  On a percentage basis, gross margin was flat in the first quarter of 2011 compared to the same period in 2010 as an approximate 1% decrease in margin due to higher raw material costs in 2011 was offset by an approximate 1% improvement in margin due to the increased leverage of fixed cost from the higher sales.  As a result, income from operations as a percentage of sales for Security Products was also flat for the first quarter of 2011 compared to the first quarter of 2010.

Furniture Components.  Furniture Components net sales increased 6% in the first quarter of 2011 compared to the same period last year.  The increase in sales is primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America.  Gross margin decreased from 24% in the first three months of 2010 to 17% in the first three months of 2011.  The decrease in gross margin was primarily the result of (i) a 5% decrease in our variable contribution margin due to raw material cost increases as well as variable production inefficiencies relating to the consolidation of two facilities and (ii) a 2% decrease relating to fixed manufacturing cost inefficiencies relating to the consolidation of facilities, each net of the negative impact of changes in currency exchange rates.

In addition, Furniture Components income from operations in the first quarter of 2011 includes the $7.5 million patent litigation settlement gain discussed in Note 12 to our Condensed Consolidated Financial Statements, which resulted in lower patent litigation expenses in 2011.  Furniture Components income from operations in the first quarter of 2011 also includes approximately $1.0 million of facility consolidation costs discussed in Note 15 to our Condensed Consolidated Financial Statements.

Marine Components.  Marine Components net sales increased 4% in the first quarter of 2011 as compared to the same period last year.  The increase in sales is primarily due to a slight improvement in the economic conditions of the North American recreational boating market segment where CompX’s products are sold.  As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin increased from 11% in the first quarter of 2010 to 12% in the first quarter of 2011 and loss from operations as a percentage of sales decreased 1% in the first three months of 2011 compared to the same period in 2010.

Outlook - Demand for CompX’s products increased compared to the prior year as conditions in the overall economy continued to improve during 2011. While changes in market demand are not within its control, CompX is focused on the areas it can impact.  Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect CompX’s continuous lean manufacturing and cost improvement initiatives, such as the consolidation of its Furniture Components facilities, to positively impact productivity and result in a more efficient infrastructure.  Additionally, CompX continues to seek opportunities to gain market share in markets that it currently serves, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing.  CompX’s primary commodity raw materials are steel, brass, alloyed zinc, and stainless steel which together represent approximately 17% of its total cost of sales.  Compared to the first quarter of 2010, our cost of these raw materials increased in 2011 between approximately 8% and 20%.  CompX generally seeks to mitigate the impact of fluctuations in commodity raw material costs on its margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time.  In the event that CompX is unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by commodity raw material cost pressures.

As discussed in Note 12 to our Condensed Consolidated Financial Statements, CompX has been involved in certain patent infringement litigation, which has in the past resulted in us incurring significant litigation expense.  With the settlement reached during the first quarter of 2011, CompX does not expect to incur significant litigation expense relating to these patent infringement claims going forward.

The U.S. dollar weakened in 2011 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of CompX’s non-US operations.  We currently expect the U.S. dollar to continue to weaken during 2011 or to remain below the rates that were in effect in 2010, which will likely have a negative impact on CompX’s 2011 results in comparison to 2010.  When practical, CompX will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts.  However, such strategies can not fully mitigate the negative impact of changes in currency exchange rates.

General corporate and other items

Insurance recoveries – We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable.  See Note 12 to our Condensed Consolidated Financial Statements.

In addition to insurance recoveries discussed above, in the first quarter of 2010 we recognized an insurance recovery in connection with the litigation settlement discussed below.  We had insurance coverage for a portion of the litigation settlement, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage.

Litigation settlement and corporate expense – Our results of operations in the first quarter of 2010 includes the previously-reported litigation settlement expense of $32.2 million.  Corporate expenses were $3.4 million in the first quarter of 2011, $1.3 million or 28% lower than in the first quarter of 2010 primarily due to lower litigation and related costs in 2011.  Included in corporate expense are:

•	litigation and related costs of $1.8 million in 2011 compared to $2.9 million in 2010 and
•	environmental expenses of $162,000 in 2011, compared to $98,000 in 2010.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 12 to our Condensed Consolidated Financial Statements.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in the remainder of 2011, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs. See Note 12 to our Condensed Consolidated Financial Statements.

While our net general corporate expenses were lower in the first quarter of 2011 as compared to the first quarter of 2010, overall we expect our net general corporate expenses for all of calendar 2011 will be higher than 2010 due to higher expected litigation and related expenses.  If our current expectations regarding the number of cases or sites in which we expect to be involved during 2011, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Interest expense – Interest expense increased $.3 million in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to interest paid on a promissory note payable to Valhi in the amount of $133,000 (6% at March 31, 2011) and a promissory note related to a litigation settlement during 2010 in the amount of $145,000 (3.25% at March 31, 2011).  See Notes 8 and 12 to our Condensed Consolidated Financial Statements.

Provision for income taxes – We recognized an income tax expense of $6.5 million in the first quarter of 2011 as compared to $1.3 million in the first quarter of 2010.  Our income tax expense in the first quarter of 2010 includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary.  Our income tax expense in the first quarter of 2011 includes a $2.1 million provision recognized by CompX for deferred income taxes related to the undistributed earnings of its Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain discussed in Note 12.  See Note 11 to our Condensed Consolidated Financial Statements.

Noncontrolling interest in subsidiary - Noncontrolling interest in net income (loss) of subsidiary increased $643,000 in the first three months of 2011 as compared to the first three months of 2010 due to higher net income of CompX in 2011.

Equity in net income of Kronos Worldwide, Inc.

As a result of Kronos’ November 2010 secondary public offering of 8.97 million shares of its common stock in an underwritten offering, our average ownership interest in Kronos was reduced from approximately 36% in the first quarter of 2010 to 30.4% in the first quarter of 2011.

	Three months ended
	March 31,		%
	2010	2011	Change
	(In millions)
Kronos historical:
Net sales	$319.7	$420.4	31%
Cost of sales	259.2	274.0	6%

Gross margin	$60.5	$146.4

Income from operations	$21.7	$102.4	372%
Interest and dividend income	-	1.7	100%
Loss on prepayment of debt	-	(3.3)	100%
Interest expense	(10.4)	(9.6)	(8)%
	11.3	91.2

Income tax expense (benefit)	(31.5)	30.9	198%

Net income	$42.8	$60.3

Equity in net income of Kronos Worldwide, Inc.	$15.4	$18.3

Percentage of net sales:
Cost of sales	81%	65%
Income from operations	7%	24%

TiO2 operating statistics:
Sales volumes*	122	125	2%
Production volumes*	124	133	7%

Change in TiO2 net sales:
Ti02 product pricing			32%
Ti02 sales volume			2
Ti02 product mix			(2)
Changes in currency exchange rates			(1)

Total			31%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Current TiO2 industry conditions – Throughout 2010 and continuing into 2011, global customer demand for Kronos’ TiO2 products continued to strengthen, and its production facilities operated at near full practical capacity rates.  Kronos believes inventories throughout the TiO2 industry remain at historically low levels despite efforts of major TiO2 producers to operate their facilities at near full capacity.  As a result, Kronos increased TiO2 selling prices throughout 2010 and the first quarter of 2011 which resulted in increased profitability and cash flows.  Even with such increased profitability, Kronos currently believes profit margins are currently at a level which does not reasonably justify greenfield or other major expansions of TiO2 capacity.  Provided global demand for TiO2 products remains strong, Kronos expects the low level of worldwide TiO2 inventories to continue for several years due to the constraints of adding significant new production capacity, especially for premium grades of TiO2 products through the chloride process.  Given these current dynamics in the TiO2 industry, as well as the expectation for increases in manufacturing costs discussed below, Kronos anticipates further implementation of TiO2 selling price increases.  Overall, based on positive market dynamics in the TiO2 industry, Kronos expects its profitability and cash flows to significantly increase in 2011 and the foreseeable future.

Net sales – Kronos’ net sales in the first quarter of 2011 increased 31%, or $100.7 million, compared to the first quarter of 2010 primarily due to a 32% increase in average TiO2 selling prices.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.  Based on current conditions in the TiO2 industry as well as the expectation for increases in manufacturing costs discussed below, Kronos currently expects average selling prices for the remainder of 2011 to continue to be significantly higher than the comparable periods in 2010.

Kronos’ 2% increase in sales volumes in the first quarter of 2011 is due to increased availability of product through higher production volumes.  Kronos expects demand will continue to remain strong for the remainder of the year.  In addition, Kronos estimates that the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $5 million, or 1%, as compared to the first quarter of 2010.

Cost of sales – Kronos’ cost of sales increased $14.8 million or 6% in the first quarter of 2011 compared to 2010 due to the net impact of a 2% increase in sales volumes, a 7% increase in TiO2 production volumes, higher raw material costs of $12.5 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $3.6 million, which is consistent with the increased production volumes, and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales decreased to 65% in the first quarter of 2011 compared to 81% in the first quarter of 2010 primarily due to the higher selling prices and higher production volumes in the first quarter of 2011.  Kronos’ production volumes in the first quarter of 2011 tied its previous record for a first quarter.

Income from operations – Kronos’ income from operations increased by $80.7 million from $21.7 million in the first quarter of 2010 to $102.4 million in the first quarter of 2011.   Income from operations as a percentage of net sales increased to 24% in the first quarter of 2011 from 7% in the same period for 2010.  This increase was driven by the improvement in gross margin, which increased to 35% for the first quarter of 2011 compared to 19% for the first quarter of 2010.  Kronos’ gross margin has increased primarily because of higher selling prices, higher sales volumes and higher production volumes, all of which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance).  Additionally, changes in currency exchange rates negatively affected Kronos’ gross margin and income from operations.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $9 million in the first quarter of 2011 as compared to the same period in 2010.

Other non-operating income (expense) - On March 24, 2011, Kronos redeemed euro 80 million of its 6.5% Senior Secured Notes, and borrowed under its European revolving credit facility at an average rate of 2.39% at March 31, 2011 in order to fund the redemption.  As a result, Kronos recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Interest expense – Kronos’ interest expense decreased $.8 million from $10.4 million in the first quarter of 2010 to $9.6 million in the first quarter of 2011 due to the net effects of decreased average borrowings under its revolving credit facilities, and changes in currency exchange rates.  The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Income tax provision (benefit) – Kronos’ income tax provision was $30.9 million in the first quarter of 2011 compared to an income tax benefit of $31.5 million in the same period last year.  Kronos’ income tax benefit in 2010 includes a $35.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of its German corporate and trade tax net operating loss carryforwards.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $952 million for German corporate purposes and $349 million for German trade tax purposes at December 31, 2010).  At March 31, 2011, Kronos concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) it has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or Kronos were to generate losses in its German operations for an extended period of time, it is possible that it might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates Three months ended March 31, 2011 vs March 31, 2010
	Transaction gains recognized			Translation gain/loss- impact of rate changes	Total currency impact 2011 vs 2010
	2010	2011	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(5)	$(5)
Income (loss) from operations	3	1	(2)	(7)	(9)

Outlook - During the first quarter of 2011 Kronos operated its production facilities at near full practical capacity levels, consistent with its operating rates throughout 2010.  Kronos currently expects to continue to operate its facilities at near full practical capacity levels throughout the remainder of 2011.  While Kronos will continue to work on debottlenecking projects in 2011 to increase production capacity, it believes that such debottlenecking projects will produce relatively nominal increases in its capacity and as a result Kronos’ overall production volumes in 2011 will not increase significantly as compared to 2010.

The overall strong global demand for TiO2 experienced in the first quarter of 2011 is expected to continue through the remainder of the year and inventory levels throughout the TiO2 industry are expected to remain at historically low levels.  As a result, in 2011 Kronos expects its sales of TiO2 to approximately match production.  Given Kronos’ expectations for the level of its increased production capacity in 2011 discussed above, Kronos similarly expects its sales volumes in 2011 will not increase significantly as compared to 2010.

Kronos implemented significant increases in TiO2 selling prices throughout 2010 and the first quarter of 2011.  Kronos’ average TiO2 selling prices were 32% higher in the first quarter of 2011 as compared to the first quarter of 2010, and average selling prices at the end of the first quarter of 2011 were 9% higher as compared to the end of 2010.  As a result, and based on the expected continuation of strong demand levels, the low level of worldwide TiO2 inventories and increases in its manufacturing costs discussed below, Kronos anticipates its average selling prices will continue to increase significantly during the remainder of 2011.

During 2011, Kronos expects to see significantly higher feedstock ore costs driven by tight ore supplies, and higher than historical increases in petroleum coke, energy and freight which are being driven in part by escalating worldwide fuel prices.  Overall, Kronos currently expects the per metric ton cost of TiO2 that it produces will increase approximately 10% to 15% in 2011 as compared to 2010, which is slightly higher than its previous expectations due primarily to increases in raw material costs.  Given that the current conditions for the TiO2 industry discussed above are not expected to change over the year, Kronos believes that it should be able to recoup such higher costs through additional selling price increases.

Overall, Kronos expects that income from operations will continue to be significantly higher in the remainder of 2011 as compared to the same periods of 2010, as the favorable effect of higher selling prices will more than offset the impact of higher production costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Cash flows provided by operating activities were $17.4 million in the first three months of 2011 compared to cash flows used in operating activities of $5.0 million in the first three months of 2010.

The $22.4 million increase in cash provided by operating activities includes the net effect of:

•
Aggregate dividends from Kronos of $22.0 million in the first quarter of 2011 (including $17.6 million attributable to Kronos’ special dividend of $1.00 per share) compared to nil in the first quarter of 2010,

•
Improved results from operations in 2011 of $7.9 million (including the impact of CompX’s patent litigation settlement gain in the first quarter of 2011, and excluding the impact of each of the litigation settlements and insurance recoveries accrued in the first quarter of 2010),

•
Higher net use of cash from relative changes in receivables, inventories, payables and accrued liabilities in 2011 of $4.3 million (excluding liability related to a litigation settlement, net of insurance recovery in 2010),

•	Lower cash refunded from income taxes in 2011 of $2.0 million and
•	Higher cash paid for interest in 2011 of $1.3 million due mainly to timing of interest payments as discussed in Note 8 to our Condensed Consolidated Financial Statements.

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

	Three months ended March 31,
	2010	2011
	(In millions)

Cash provided by (used in) operating activities:
CompX	$(2.5)	$.1
NL Parent and wholly-owned subsidiaries	(1.2)	18.6
Eliminations	(1.3)	(1.3)

Total	$(5.0)	$17.4

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, CompX’s average days sales outstanding remained constant from December 31, 2010 to March 31, 2011.  CompX’s average number of days in inventory decreased slightly from December 31, 2010 to March 31, 2011.  The overall slight decrease in days in inventory was the result of the increase in sales in the first quarter of 2011 and the additional inventory built up at the end of December in advance of the facility consolidation that occurred during the first quarter of 2011.

For comparative purposes we have provided comparable prior year numbers below.

	December 31, 2009	March 31, 2010	December 31, 2010	March 31, 2011

Days sales outstanding	37 days	43 days	41 days	41 days
Days in inventory	64 days	67 days	70 days	68 days

Investing and financing activities

Net cash provided by investing activities totaled $1.4 million in the first quarter of 2011 compared to $4.6 million in the first quarter of 2010.

During 2011:

•	we had $605,000 in capital expenditures, substantially all of which related to CompX,

During 2010:

•	we reduced restricted cash by $3.8 million due to the release of funds to us from escrow related to a litigation settlement,
•	we redeemed $1.3 million of restricted marketable securities in a payout related to the reduction of one of our letters of credit, and
•	we had $446,000 in capital expenditures, substantially all of which related to CompX.

Net cash used in financing activities totaled $24.5 million in the first quarter of 2011 compared to $6.2 million in the first quarter of 2010.

During 2011:

•	we paid a net $11.3 million on a promissory note with Valhi and
•	CompX paid $7.3 million in principal repayments on long-term debt.

During each of the first quarters of 2010 and 2011 we paid $6.1 million, or $.125 per share, in dividends.  Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

Provisions contained in certain of CompX’s and Kronos’ credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Although CompX has no current expectations to borrow on the revolving credit facility to fund working capital, capital expenditures, debt service or dividends (if declared), lower future operating results could reduce or eliminate the amount available to borrow and restrict future dividends.

CompX and Kronos are in compliance with all of their debt covenants at March 31, 2011.  Our and our affiliates’ ability to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

At March 31, 2011, there were no amounts outstanding under CompX’s $37.5 million revolving credit facility that matures in January 2012 and there are no current expectations to borrow on the revolving credit facility to fund working capital or capital expenditure needs in the near term.  At March 31, 2011 CompX was in compliance with all of its financial covenants and could borrow the full amount of the credit facility without violating debt covenants.

At March 31, 2011, we had an aggregate of $15.1 million of restricted and unrestricted cash and cash equivalents.  A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$4.7
NL Parent and wholly-owned subsidiaries	10.4

Total	$15.1

In addition, at March 31, 2011 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $153.3 million.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2012).  If actual developments differ from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million (we had no outstanding loans at March 31, 2011).  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2011 approximated $723,000.  CompX’s 2011 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain its facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Kronos’ board of directors determined to resume its regular quarterly dividend in the fourth quarter of 2010.  Based on the 17.6 million shares of Kronos we held at March 31, 2011, we would receive annual dividends from Kronos of $17.6 million.  In addition, in February 2011 Kronos’ board of directors declared and paid a special cash dividend of $1.00 per share of its common stock.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.8 million shares of CompX we held at March 31, 2011, we would receive annual dividends from CompX of $5.4 million.  In addition, Valhi pays regular quarterly dividends of $.10 per share.  Based on the 4.8 million shares of Valhi we held at March 31, 2011, we would receive annual dividends from Valhi of $1.9 million.

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

Off-balance sheet financing arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2010 Annual Report.

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

Recent accounting pronouncements

There have been no recent accounting pronouncements for the period ended March 31, 2011.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2010 Annual Report and Note 12 to the Condensed Consolidated Financial Statements.  There have been no material changes in these market risks during the first three months of 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2011.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

In addition to the matters discussed below, refer to Note 12 to our Condensed Consolidated Financial Statements and to our 2010 Annual Report.

Circuit Court cases in Milwaukee County, Wisconsin.  In April 2011, the judge denied both plaintiffs’ and defendants’ motions and cross-motions for summary judgment based on constitutional grounds in Stokes, Owens, and Burton but stayed each of the three cases pending the appeal in Gibson.

Sifuentes v. American Cyanamid Company, et al. (United District Court, Eastern District of Wisconsin, Case No. 10-C-0075).  In April 2011, the judge denied both plaintiffs’ and defendants’ motions and cross-motions for summary judgment based on constitutional grounds, but stayed the case pending the appeal in Gibson.

Allen, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-C-55).  In the first quarter of 2011, the judge entered a stipulation setting the deadline for our response to the amended complaint to May 2011.  Per the amended complaint, the case consists of 164 plaintiffs.

Williams v. Goodwin, et al. (Circuit Court, Milwaukee County, Case No. 2011-CV-1045).  In April 2011, we were served with a complaint in Williams v. Goodwin, et al. (Circuit Court, Milwaukee County, Case No. 2011-CV-1045).  The plaintiff in this case is a minor who alleges injuries purportedly caused by lead on the surfaces of the home in which she resided.  The complaint alleges negligence and strict liability and seeks compensatory and punitive damages jointly and severally from us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlanta Richfield Company, and The Sherwin-Williams Company as well as the plaintiff’s landlord, property manager and their insurance companies.  We intend to deny liability in this case and will defend vigorously against all claims.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  The court adjourned the March 2011 trial date and has not set a new trial date.

EPA Unilateral Administrative Order for Doe Run Company Facility in Park Hills, Missouri.  By the end of 2010, we reached our capped payment obligation under the cost sharing agreement with Doe Run.  Doe Run continues to complete the Phase III construction, which is scheduled for completion at the end of June 2012.  A Removal Action Report and Post-Removal Site Control Plan are due at the end of September 2012.

Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298).  Trial is set for February 2012.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2010 Annual Report.  There have been no material changes to such risk factors during the three months ended March 31, 2011.

Item 6.                      Exhibits

31.1 - Certification

31.2 - Certification

32.1 – Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NL INDUSTRIES, INC.
                                        (Registrant)

Date: May 3, 2011	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date: May 3, 2011	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)