Form 10-Q
period 2011-06-30
NL INDUSTRIES INC
filed 2011-08-03
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission file number 1-640

NL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2697

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark:

Whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding on July 29, 2011: 48,662,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	June 30, 2011
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,461	$7,004
Restricted cash and cash equivalents	7,413	6,611
Marketable securities	9	—
Accounts and other receivables, net	31,663	34,729
Inventories, net	18,424	20,656
Prepaid expenses and other	1,285	2,408
Deferred income taxes	7,724	7,607

Total current assets	81,979	79,015

Other assets:
Marketable equity securities	130,824	264,650
Investment in Kronos Worldwide, Inc.	231,693	257,976
Goodwill	44,819	44,913
Assets held for sale	2,415	2,419
Other, net	1,447	1,223

Total other assets	411,198	571,181

Property and equipment:
Land	12,963	13,074
Buildings	34,981	35,433
Equipment	129,260	130,703
Construction in progress	965	1,483

	178,169	180,693
Less accumulated depreciation	117,621	121,711

Net property and equipment	60,548	58,982

Total assets	$553,725	$709,178

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2010	June 30, 2011
		(unaudited)
LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$10,000	$11,000
Accounts payable	9,179	7,693
Accrued and other current liabilities	16,940	12,738
Accrued environmental remediation and related costs	8,206	10,852
Income taxes	909	1,791

Total current liabilities	45,234	44,074

Non-current liabilities:
Long-term debt	64,530	45,730
Accrued pension costs	8,550	7,666
Accrued postretirement benefit (OPEB) costs	5,459	5,305
Accrued environmental remediation and related costs	32,194	36,392
Deferred income taxes	115,206	172,184
Other	18,697	18,559

Total non-current liabilities	244,636	285,836

Equity:
NL Stockholders’ equity:
Common stock	6,078	6,082
Additional paid-in capital	299,469	300,020
Retained earnings	56,229	78,150
Accumulated other comprehensive loss	(108,827)	(16,303)

Total NL stockholders’ equity	252,949	367,949

Noncontrolling interest in subsidiary	10,906	11,319

Total equity	263,855	379,268

Total liabilities and equity	$553,725	$709,178

Commitments and contingencies (Notes 11 and 12)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(unaudited)

Net sales	$34,384	$35,241	$67,184	$70,018
Cost of sales	25,529	25,405	49,231	51,502

Gross margin	8,855	9,836	17,953	18,516

Selling, general and administrative expense	5,664	5,900	11,400	12,056
Other operating income (expense):
Insurance recoveries	96	99	18,271	458
Litigation settlement expense	—	—	(32,174)	—
Patent litigation settlement gain	—	—	—	7,468
Patent litigation expense	(373)	—	(1,941)	(227)
Facility consolidation expense	—	(792)	—	(1,798)
Corporate expense and other, net	(2,452)	(12,273)	(7,129)	(15,673)

Income (loss) from operations	462	(9,030)	(16,420)	(3,312)

Equity in net income of Kronos Worldwide, Inc.	6,941	27,061	22,337	45,390
Other income (expense):
Interest and dividends	641	825	1,247	1,421
Interest expense	(303)	(335)	(500)	(824)

Income before taxes	7,741	18,521	6,664	42,675

Provision for income taxes	3,228	1,389	4,571	7,858

Net income	4,513	17,132	2,093	34,817

Noncontrolling interest in net income of subsidiary	223	213	98	731

Net income attributable to NL stockholders	$4,290	$16,919	$1,995	$34,086

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$.09	$.35	$(.01)	$.70

Cash dividend per share	$.125	$.125	$.25	$.25

Basic and diluted average shares outstanding	48,626	48,660	48,622	48,654

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2011

(In thousands)

	NL Stockholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest in subsidiary	Total equity	Comprehensive income
	(unaudited)

Balance at December 31, 2010	$6,078	$299,469	$56,229	$(108,827)	$10,906	$263,855

Net income	—	—	34,086	—	731	34,817	$34,817

Other comprehensive income, net	—	—	—	92,524	66	92,590	92,590

Issuance of common stock	4	551	—	—	22	577

Dividends	—	—	(12,165)	—	(406)	(12,571)

Balance at June 30, 2011	$6,082	$300,020	$78,150	$(16,303)	$11,319	$379,268

Comprehensive income							$127,407

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$2,093	$34,817
Depreciation and amortization	3,953	3,442
Deferred income taxes	4,251	7,168
Equity in net income of Kronos Worldwide, Inc.	(22,337)	(45,390)
Distributions from Kronos Worldwide, Inc.	—	27,295
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	391	(126)
Other postretirement benefit expense	129	(282)
Litigation settlement expense:
Accrued	32,174	—
Settlement payments made	(19,012)	—
Other, net	530	364
Change in assets and liabilities:
Accounts and other receivables, net	(4,817)	(3,128)
Inventories, net	(2,098)	(2,329)
Prepaid expenses and other	(625)	(1,041)
Accrued environmental remediation and related costs	(3,138)	6,844
Accounts payable and accrued liabilities	(817)	(5,751)
Income taxes	(60)	869
Accounts with affiliates	3,200	(36)
Other, net	(768)	(758)

Net cash provided by (used in) operating activities	(6,951)	21,958

Cash flows from investing activities:
Capital expenditures	(1,211)	(1,328)
Change in restricted cash equivalents	4,174	802
Proceeds from disposal of marketable securities	—	116
Purchase of marketable securities	—	(242)
Other, net	—	100

Net cash provided by (used in) investing activities	2,963	(552)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six months ended June 30,
	2010	2011
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(12,157)	$(12,165)
Distributions to noncontrolling interests in subsidiary	(404)	(406)
Proceeds from issuance of stock:
NL common stock	68	342
CompX common stock	—	139
Tax benefit from exercise of stock options	—	32
Repurchase of noncontrolling interest in subsidiary	(6,988)	—
Indebtedness:
Borrowings	7,800	4,600
Repayments	—	(22,400)
Deferred financing costs paid	(28)	—

Net cash used in financing activities	(11,709)	(29,858)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(15,697)	(8,452)
Currency translation	86	(5)
Cash and cash equivalents at beginning of period	24,555	15,461

Cash and cash equivalents at end of period	$8,944	$7,004

Supplemental disclosures:
Cash paid (received) for:
Interest	$185	$1,667
Income taxes, net	(2,077)	(247)
Non-cash investing activity - accrual for capital expenditures	58	146

Non-cash financing activity - promissory note payable incurred in connection with litigation settlement	18,000	—

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Note 1 – Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at June 30, 2011. Subsidiaries of Contran Corporation owned approximately 94% of Valhi’s outstanding common stock at June 30, 2011. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the SEC on March 4, 2011 (the “2010 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended June 30, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2010	June 30, 2011
	(In thousands)

Trade receivables	$15,068	$18,045
Promissory note receivable	15,000	15,000
Accrued insurance recoveries	92	291
Other receivables	59	67
Receivable from affiliates:
Income taxes from Valhi	1,700	1,663
Other	129	—
Refundable income taxes	4	25
Allowance for doubtful accounts	(389)	(362)

Total	$31,663	$34,729

Note 3 – Inventories, net:

	December 31, 2010	June 30, 2011
	(In thousands)

Raw materials	$6,393	$8,041
Work in process	6,680	7,222
Finished products	5,351	5,393

Total	$18,424	$20,656

Note 4 – Marketable securities:

	December 31, 2010	June 30, 2011
	(In thousands)

Current assets (available-for-sale) - Other marketable securities	$9	$—

Noncurrent assets (available-for-sale):
Valhi common stock	$105,929	$237,969
TIMET common stock	24,895	26,547
Other marketable securities	—	134

Total	$130,824	$264,650

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

	Market value	Cost Basis	Unrealized gain (loss)
	(In thousands)

December 31, 2010:
Noncurrent assets:
Valhi common stock	$105,929	$24,347	$81,582
TIMET common stock	24,895	7,351	17,544

Total	$130,824	$31,698	$99,126

June 30, 2011:
Noncurrent assets:
Valhi common stock	$237,969	$24,347	$213,622
TIMET common stock	26,547	7,351	19,196
Other marketable securities	134	137	(3)

Total	$264,650	$31,835	$232,815

At December 31, 2010 and June 30, 2011, we held approximately 4.8 million shares of Valhi’s outstanding common stock and 1.4 million shares of TIMET’s outstanding common stock. At June 30, 2011, the quoted market price of Valhi’s and TIMET’s common stock was $49.67 and $18.32 per share, respectively. At December 31, 2010, such quoted market prices were $22.11 and $17.18 per share, respectively.

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

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2010 and June 30, 2011, we owned approximately 35.2 million shares of Kronos common stock. At June 30, 2011, the quoted market price of Kronos’ common stock was $31.45 per share, or an aggregate market value of $1.1 billion. At December 31, 2010, the quoted market price was $21.25 per share, or an aggregate market value of $748.2 million. In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Kronos for all periods presented in our condensed consolidated financial statements to give effect to the stock split. Such stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of such split. We have pledged an aggregate of 3.8 million shares of our Kronos common stock (and a nominal number of shares of our CompX common stock) in connection with certain liabilities incurred in legal and environmental-related settlement obligations.

The change in the carrying value of our investment in Kronos during the first six months of 2011 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$231.7
Equity in net income of Kronos	45.4
Dividends received from Kronos	(27.3)
Other, principally equity in other comprehensive income items of Kronos	8.2

Balance at the end of the period	$258.0

Selected financial information of Kronos is summarized below:

	December 31, 2010	June 30, 2011
	(In millions)

Current assets	$824.3	$829.7
Property and equipment, net	473.6	498.1
Investment in TiO2 joint venture	96.2	93.2
Other noncurrent assets	313.5	365.7

Total assets	$1,707.6	$1,786.7

Current liabilities	$220.1	$226.0
Long-term debt	537.4	509.4
Accrued pension and postretirement benefits	130.1	132.3
Other non-current liabilities	58.8	71.3
Stockholders’ equity	761.2	847.7

Total liabilities and stockholders’ equity	$1,707.6	$1,786.7

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In millions)		(In millions)

Net sales	$380.1	$537.5	$699.8	$957.9
Cost of sales	294.9	340.5	554.1	614.5
Income from operations	38.8	144.2	60.5	246.6
Net income	19.3	89.0	62.1	149.3

Note 6 – Other noncurrent assets:

	December 31, 2010	June 30, 2011
	(In thousands)

Patents and other intangible assets, net	$840	$576
Other	607	647

Total	$1,447	$1,223

Note 7 – Accrued and other current liabilities:

	December 31, 2010	June 30, 2011
	(In thousands)

Employee benefits	$9,624	$7,871
Professional fees and legal settlements	3,077	2,043
Payable to affiliates:
Accrued interest payable to TIMET	876	4
Other	541	357
Other	2,822	2,463

Total	$16,940	$12,738

Note 8 – Long-term debt:

	December 31, 2010	June 30, 2011
	(In thousands)

NL:
Promissory note payable to Valhi	$11,300	$1,000
Promissory note issued in conjunction with litigation settlement	18,000	18,000

Subtotal	29,300	19,000

Subsidiary debt:
CompX credit facility	3,000	—
CompX promissory note payable to TIMET	42,230	37,730

Subtotal	45,230	37,730

Total debt	74,530	56,730

Less current maturities	10,000	11,000

Total long-term debt	$64,530	$45,730

NL – In June 2010, we entered into a promissory note with Valhi that allows us to borrow up to $40 million. Our borrowings from Valhi under the revolving note are unsecured, bear interest at prime rate plus 2.75% (6.00% at June 30, 2011) with all principal due on demand, but in any event no earlier than March 31, 2012 and no later than December 31, 2012. The amount of the outstanding borrowings at any time is solely at the discretion of Valhi.

The $18.0 million promissory note issued in conjunction with a litigation settlement in 2010 bears interest, payable quarterly, at the prime rate. Fifty percent of the principal amount will be payable on each of December 1, 2011 and December 1, 2012.

CompX – In February 2011, CompX repaid all of the $3.0 million that was outstanding at December 31, 2010 on its credit facility.

The promissory note payable to TIMET was amended in September 2009 resulting in the deferral of interest payments and the postponement of quarterly principal payments until March 2011. As such, in March 2011 CompX paid the required quarterly principal payment of $250,000 and all accrued interest totaling approximately $1.0 million. In addition, CompX prepaid $4.0 million principal amount on the promissory note. In the second quarter of 2011, CompX continued its regularly scheduled principal payment of $250,000 and related accrued interest for the quarter. The interest rate on the promissory note at June 30, 2011 was 1.3%.

In July 2011, CompX borrowed $5 million under its revolving credit facility in connection with the acquisition of an ergonomic component products business for up front cash consideration of approximately $5 million, with additional cash consideration of up to approximately $1.5 million payable in the first quarter of 2013 depending on the acquired business achieving certain specified financial targets. The acquisition is intended to expand CompX’s Furniture Components ergonomics product line. The business had net sales of $4.2 million in 2010, and the pro-forma effect to us, assuming this acquisition had been completed as of January 1, 2011, is not material.

Note 9 – Other noncurrent liabilities:

	December 31, 2010	June 30, 2011
	(In thousands)

Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	688	670
Other	1,177	1,057

Total	$18,697	$18,559

Note 10 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In thousands)

Interest cost	$736	$704	$1,456	$1,391
Expected return on plan assets	(838)	(979)	(1,684)	(1,954)
Recognized actuarial losses	308	220	621	437

Total	$206	$(55)	$393	$(126)

Postretirement benefits – The components of net periodic postretirement benefits other than pension cost (income) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(In thousands)

Interest cost	$110	$59	$219	$118
Amortization of prior service credit	(45)	(200)	(90)	(400)

Total	$65	$(141)	$129	$(282)

Contributions – We expect our 2011 contributions for our pension and other postretirement benefit plans to be consistent with the amount disclosed in our 2010 Annual Report.

Note 11 – Income tax provision:

	Six months ended June 30,
	2010	2011
	(In millions)

Expected tax provision at U.S. federal statutory income tax rate of 35%	$2.3	$14.9
Non-U.S. tax rates	(.2)	(.9)
Incremental U.S. tax and rate differences on equity in earnings	2.4	(4 .8)
U.S. state income taxes, net	.1	.3
Tax rate change	—	(1.4)
Other, net	—	(.2)

Total	$4.6	$7.9

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

Environmental matters and related litigation

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for some of these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate for numerous reasons including the:

•	complexity and differing interpretations of governmental regulations,

•	number of PRPs and their ability or willingness to fund such allocation of costs,

•	financial capabilities of the PRPs and the allocation of costs among them,

•	solvency of other PRPs,

•	multiplicity of possible solutions,

•	number of years of investigatory, remedial and monitoring activity required,

•

uncertainty over the extent, if any, to which our former operations might have contributed to the conditions allegedly giving rise to such personal injury, property damage, natural resource and related claims, and

•	number of years between former operations and notice of claims and lack of information and documents about the former operations.

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At June 30, 2011, we have not recognized any receivables for recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental and related costs. The timing of payments depends upon a number of factors, including but not limited to the timing of the actual remediation process; which in turn depends on factors outside of our control. At each balance sheet date, we estimate the amount of our accrued environmental and related costs which we expect to pay within the next twelve months, and we classify this estimate as a current liability. We classify the remaining accrued environmental costs as a noncurrent liability.

Changes in the accrued environmental remediation and related costs during the first six months of 2011 are presented in the table below. Of the $9.9 million net additions charged to expense in the first six months of 2011, $5.6 million relates to certain payments which have been discounted to their present value because the timing and amounts of such payments are fixed and determinable. Such payments aggregate $6.0 million on an undiscounted basis ($2.0 million due in 2012 and $1.0 million due in each of 2013 through 2016) and were discounted to present value using a 3.0% discount rate. The aggregate $.4 million discount will be charged to expense using the interest method from the third quarter of 2011 through 2016.

Amount
(In thousands)

Balance at the beginning of the period	$40,400
Additions charged to expense, net	9,875
Payments, net	(3,031)

Balance at the end of the period	$47,244

Amounts recognized in the balance sheet at the end of the period:
Current liability	$10,852
Noncurrent liability	36,392

Total	$47,244

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations. At June 30, 2011, we had accrued approximately $47 million related to approximately 50 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $80 million, including the amount currently accrued. Other than as indicated above, these accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites. At June 30, 2011, there were approximately 5 sites for which we are not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

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

CompX

Prior to March 9, 2011, CompX was involved in certain patent litigation with a competitor and in March 2011, CompX entered into a confidential settlement agreement with them. Under the terms of the agreement, the competitor paid CompX’s Canadian subsidiary approximately $7.5 million in cash (which was recognized as a patent litigation settlement gain in the first quarter of 2011), and agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 1,125 of these types of cases pending, involving a total of approximately 2,350 plaintiffs. In addition, the claims of approximately 7,700 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

Note 13 – Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2010 and June 30, 2011:

	December 31, 2010		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)

Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$22.9	$22.9	$13.6	$13.6

Promissory note receivable	15.0	15.0	15.0	15.0

Notes payable to affiliates	53.5	53.5	38.7	38.7

CompX bank credit facility	3.0	3.0	—	—

Promissory note payable	18.0	18.0	18.0	18.0

Noncontrolling interest in CompX common stock	10.9	18.6	11.3	21.5

NL stockholders’ equity	252.9	542.7	367.9	893.5

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

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder’s functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does it anticipate entering into such contracts for trading or speculative purposes in the future. Most of the currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. Occasionally CompX enters into currency forward contracts which do not meet the criteria for hedge accounting. For these contracts, we mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income as part of net currency transactions. The quoted market prices for the forward contracts are a Level 1 input. We had no currency forward contracts outstanding at December 31, 2010. At June 30, 2011, CompX held a series of contracts to exchange an aggregate of U.S. $3.3 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through September 2011. The exchange rate was $.98 per U.S. dollar at June 30, 2011. The estimated fair value of the contracts was not material at June 30, 2011.

Note 14 – Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period. A reconciliation of the numerator used in the calculation of earnings (loss) per share is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands)

Net income attributable to NL stockholders	$4,290	$16,919	$1,995	$34,086
Paid-in capital adjustment	—	—	(2,513)	—

Adjusted net income (loss) attributable to NL Stockholders	$4,290	$16,919	$(518)	$34,086

The paid-in capital adjustment is the result of a litigation settlement recorded in the first quarter of 2010 and relates to the repurchase of former shareholders’ noncontrolling interest in EMS. The resulting $2.5 million increase over our previous estimate of such payment was accounted for as a reduction in additional paid-in capital in accordance with GAAP.

Note 15 – Facility consolidation costs:

In November of 2010, CompX’s management approved a restructuring plan for its Furniture Components business to move precision slide production from its Byron Center, Michigan facility to its other precision slide manufacturing facilities in Kitchener, Ontario and Taipei, Taiwan. The move, which was completed by the end of April 2011, reduced the facilities where CompX produces precision slides from three to two and is expected to enhance the operating efficiency of its precision slide production capacity. CompX will continue to use the Byron Center facility primarily as a U.S. sales and distribution center. As of June 30, 2011, approximately $.2 million related to severance costs and approximately $1.8 million related to the relocation of machinery and equipment from the Byron Center facility to the Kitchener facility had been expensed, mostly in the first six months of 2011. Additional severance and equipment relocation costs subsequent to June 30, 2011 are not expected to be material.

Note 16 – Recent accounting pronouncements:

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 will eliminate the option of presenting comprehensive income as a component of the Consolidated Statement of Equity and will instead require comprehensive income to be presented as a component of the Consolidated Statements of Operations or as a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statements of Operations. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature. Statements found in this report including, but not limited to, the statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

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

Results of Operations

Net Income Overview

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Our net income attributable to NL stockholders was $16.9 million, or $.35 per share, in the second quarter of 2011 compared to $4.3 million, or $.09 per share, in the second quarter of 2010. As more fully described below, our net income per share increased from 2010 to 2011 primarily due to the net effect of:

•

higher equity in net income from Kronos in 2011 due to Kronos’ higher income from operations in 2011 partially offset by a reduction of our ownership interest from 36% in the second quarter of 2010 to 30% in 2011 as a result of Kronos’ secondary stock offering completed in November 2010 and

•	higher environmental remediation and related expense in 2011 of $10.7 million.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Our net income attributable to NL stockholders was $34.1 million, or $.70 per share, in the first six months of 2011 compared to net income of $2.0 million, or $.01 loss per share, in the first six months of 2010. As more fully described below, our income per share increased from 2010 to 2011 primarily due to the net effect of:

•

higher equity in net income of Kronos in 2011 due to Kronos’ higher income from operations in 2011 partially offset by an income tax benefit recognized by Kronos in 2010 as well as a reduction of our ownership percentage in Kronos from 36% in the first six months of 2010 to 30% in 2011 as a result of Kronos’ secondary stock offering completed in November 2010,

•	higher income from operations from component products in 2011 principally due to a patent litigation settlement gain as discussed below,

•	higher environmental remediation and related expense in 2011 of $10.8 million,

•	a litigation settlement expense in 2010 as discussed below, and

•	higher insurance recoveries in 2010 primarily related to the litigation settlement expense.

Our 2011 net income attributable to NL stockholders includes the following first quarter items:

•	income of $.06 per share, net of noncontrolling interest and income taxes, related to a CompX patent litigation settlement and

•

a charge of $.01 per share included in our equity in Kronos in 2011 consisting of a call premium and the write-off of unamortized deferred financing costs and original issue discount associated with Kronos’ redemption of Senior Notes.

Our 2010 net income attributable to NL stockholders includes the following first quarter items:

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

Income (loss) from Operations

The following table shows the components of our income (loss) from operations.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2010	2011		2010	2011
	(In millions)			(In millions)
CompX	$3.0	$3.1	3%	$4.7	$11.9	153%
Insurance recoveries	.1	.1	—	18.3	.5	(97)%
Litigation settlement expense	—	—	—	(32.2)	—	(100)%
Corporate expense and other, net	(2.6)	(12.2)	369%	(7.2)	(15.7)	118%

Income (loss) from operations	$.5	$(9.0)		$(16.4)	$(3.3)

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

CompX International Inc.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2010	2011		2010	2011
	(In millions)			(In millions)
Net sales	$34.4	$35.2	2%	$67.2	$70.0	4%
Cost of sales	25.5	25.4	—	49.2	51.5	5%

Gross margin	$8.9	$9.8		$18.0	$18.5
Operating costs and expenses	(5.6)	(5.9)	5%	(11.4)	(12.1)	6%
Patent litigation settlement gain	—	—	—	—	7.5	100%
Patent litigation expense	(.3)	—	(100)%	(1.9)	(.2)	(88)%
Facility consolidation expense	—	(.8)	100%	—	(1.8)	100%

Income from operations	$3.0	$3.1	3%	$4.7	$11.9	153%

Percentage of net sales:
Cost of sales	74%	72%		73%	74%
Income from operations	8%	9%		7%	17%

Net sales – Net sales increased 2% in the second quarter of 2011 and increased 4% in the first six months of 2011 as compared to the same periods of 2010. Net sales increased due to an increase in order rates from many of CompX’s customers resulting from improving economic conditions in North America. For the six-month period comparison, CompX’s Security Products, Furniture Components and Marine Components businesses accounted for approximately 77%, 23% and less than 1%, respectively, of the total increase in sales. Security Products sales represented the largest percentage of the total increase in sales due to stronger sales to customers in the transportation market. Marine Components sales were flat compared to the prior year periods due to the continued weak demand in the North American marine market.

Cost of sales and gross margin – Cost of sales as a percentage of sales decreased by 2% in the second quarter of 2011 compared to the same period in 2010 resulting in an increase in gross profit and related margin over the quarter. For the six-month period, cost of sales as a percentage of sales increased less than 1% compared to the same period in 2010 resulting in a slight decrease in gross profit and related margin.

Both the quarter and six month period comparisons were positively impacted by increased leverage of fixed costs from higher sales partially offset by the negative impact of higher raw material costs and relative changes in currency exchange rates. Additionally, the six month period comparison was negatively impacted by the effect of production inefficiencies relating to the consolidation of CompX’s Furniture Components facilities (primarily incurred in the first quarter of 2011) which, combined with other items noted above, more than offset the positive impact of the increased leverage of fixed costs.

Facility consolidation costs – In 2011 CompX’s Furniture Components business recorded approximately $.8 and $1.8 million in relocation costs for the second quarter and six-month period, respectively, as a result of consolidating two of its precision slides facilities. See Note 15 to our Condensed Consolidation Financial Statements.

Patent litigation – The patent litigation settlement gain recorded in the first quarter 2011 of approximately $7.5 million is discussed in Note 12 to our Condensed Consolidated Financial Statements. Additionally, as a result of the settlement, CompX’s legal expenses decreased approximately $.4 and $1.7 million for the second quarter and first six-month period of 2011 compared to the same periods of 2010.

Income from operations – CompX’s income from operations improved slightly to $3.1 million for the second quarter of 2011 compared to $3.0 million for the second quarter of 2010 and improved to $11.9 million for the first six months of 2011 compared to $4.7 million for the same period in 2010. Income from operations for the second quarter and six month periods improved due to increased leverage of fixed costs from higher sales and lower litigation expense, partially offset by facility consolidation costs and related production inefficiencies, higher raw material costs and relative changes in currency exchange rates. Additionally, the six month period was positively impacted by the patent litigation settlement gain in 2011.

CompX’s Furniture Components business has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from its non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for CompX’s non-U.S. operations are denominated in local currencies. Consequently, the translated U.S. dollar values of CompX’s non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, CompX’s non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled. CompX’s Furniture Component business’s net sales were positively impacted while its income from operations was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year:

Impact of changes in currency exchange rates three months ended June 30, 2011 vs. June 30, 2010
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2011 vs. 2010
	2010	2011	Change
	(In thousands)
Impact on:
Net Sales	$—	—	—	160	160
Income from operations	122	89	(33)	(519)	(552)

Impact of changes in currency exchange rates six months ended June 30, 2011 vs. June 30, 2010
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2011 vs. 2010
	2010	2011	Change
	(In thousands)
Impact on:
Net Sales	$—	—	—	332	332
Income from operations	67	43	(24)	(912)	(936)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar. The negative impact on CompX’s component products income from operations results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar. This negatively impacted gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currencies.

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is income from operations.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2010	2011		2010	2011
	(Dollars in thousands)
Net sales:
Security Products	$17,354	$18,396	6%	$34,016	$36,185	6%
Furniture Components	14,271	14,146	(1)%	28,386	29,041	2%
Marine Components	2,759	2,699	(2)%	4,782	4,792	—

Total net sales	$34,384	$35,241	2%	$67,184	$70,018	4%

Gross margin:
Security Products	$5,319	$5,972	12%	$10,846	$11,816	9%
Furniture Components	3,036	3,340	10%	6,384	5,927	(7)%
Marine Components	500	524	5%	723	773	7%

Total gross margin	$8,855	$9,836	11%	$17,953	$18,516	3%

Income (loss) from operations:
Security Products	$3,199	$3,788	18%	$6,581	$7,361	12%
Furniture Components	1,078	765	(29)%	1,085	7,640	n.m.
Marine Components	(78)	(57)	27%	(447)	(412)	8%
Corporate operating expense	(1,261)	(1,358)	(8)%	(2,545)	(2,691)	(6)%

Total income from operations	$2,938	$3,138	7%	$4,674	$11,898	155%

Gross margin as a percentage of net sales:
Security Products	31%	33%		32%	33%
Furniture Components	21%	24%		22%	20%
Marine Components	18%	19%		15%	16%

Total gross margin	26%	28%		27%	26%

Income from operations margin:
Security Products	18%	21%		19%	20%
Furniture Components	8%	5%		4%	26%
Marine Components	(3)%	(2)%		(9)%	(9)%

Total income from operations margin	9%	9%		7%	17%

n.m. not meaningful

Security Products – Security Products net sales increased 6% in each of the second quarter and first six months of 2011 compared to the same periods last year. The increase in sales is primarily due to improved customer order rates across most customers with a slightly greater increase among transportation market customers resulting from improved economic conditions in North America. As a percentage of net sales, gross margin increased approximately 2% for the quarter compared to the prior year, and income from operations increased 3% as the result of the positive impact of (i) an increase of 1% in variable contribution margin through a more efficient use of overhead due to the higher sales in 2011, (ii) a slightly more than 1% increase relating to improved coverage of fixed manufacturing costs from higher sales volume and lower depreciation expense due to assets that were fully depreciated in 2010, and (iii) greater leverage of selling, general and administrative costs due to the higher sales.

For the first six months of 2011 compared to the same period in 2010, the gross margin and income from operations percentages each improved 1% as the items noted above that impacted the second quarter results were partially mitigated by first quarter 2011 margins that were comparable to first quarter 2010.

Furniture Components – Furniture Components net sales decreased 1% in the second quarter of 2011 compared to the same period last year, and increased 2% in the first six months of 2011 compared to the same period in the prior year. The decrease in sales for the second quarter is primarily due to slightly lower ergonomic product sales in 2011 due to several one time customer projects in 2010 that were not repeated in 2011 partially offset by higher precision slide sales. The increase for the six month period is primarily due to an increase in customer order rates during the first quarter of 2011 across most customers resulting from improved economic conditions in North America.

Gross margin percentage increased by approximately 3% for the quarter and decreased by approximately 2% for the six month comparative period. The increase in gross margin percentage for the quarter was primarily due to a reduction in fixed manufacturing expenses as a result of the substantial completion of the consolidation of CompX’s Furniture Components facilities during the first quarter of 2011 partially offset by higher raw material costs and the negative impact of relative changes in currency exchange rates. The decrease in gross margin percentage for the six month period was primarily the result of higher raw material costs, the negative impact of relative changes in currency exchange rates and manufacturing inefficiencies incurred during the first quarter, relating to the facility consolidation, partially offset by lower manufacturing costs subsequent to the completion of the facility consolidation. Because CompX’s Furniture Components facility consolidation was substantially completed in the first quarter, the unfavorable effect of manufacturing inefficiencies associated with such consolidation on its year-to-date gross margin percentage was substantially related to the first quarter of this year.

On a percentage basis, CompX’s Furniture Components income from operations decreased 3% for the quarter primarily due to facility consolidation expenses of $.8 million and the negative impact of relative changes in currency exchange rates partially offset by lower fixed manufacturing and litigation expenses. For the six month comparative period, Furniture Components income from operations includes: (i) a patent litigation settlement gain of $7.5 million recognized in the first quarter of 2011, (ii) patent litigation expenses of $1.9 million and $.2 million in 2010 and 2011, respectively, and (iii) facility consolidation costs of approximately $1.8 million in 2011. Excluding the patent litigation settlement gain, patent litigation expenses and facility consolidation costs, income from operations percentage decreased 3% in the first six months of 2011 compared to the first six months of 2010 primarily due to the decrease in gross margin for the comparative period as noted above. See Notes 12 and 15 to our Condensed Consolidated Financial Statements regarding the litigation settlement gain and the facility consolidation costs in the first quarter of 2011, respectively.

In July of 2011, CompX completed an acquisition of an ergonomic component products business. See Note 8 to our Condensed Consolidated

Financial Statements. The acquisition is intended to expand CompX’s Furniture Components ergonomics product line.

Marine Components – Marine Components net sales, gross margin and income from operations in the second quarter and first six months of 2011 were comparable to the same periods last year, as the economic conditions in the North American recreational boating market have not changed from prior year.

Outlook – Demand for CompX’s products increased during the first quarter of 2011 compared to the prior year as conditions in the overall economy improved. However during the later part of the second quarter customer orders were flat, which appeared to be consistent with the overall economic activity in North America during May and June. It is uncertain whether sales growth will return over the next several months or continue to be flat. While changes in market demand are not within our control, CompX is focused on the areas it can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. CompX expects its continuous lean manufacturing and cost improvement initiatives, such as the consolidation of its Furniture Components facilities, to positively impact productivity and result in a more efficient infrastructure. Additionally, CompX continues to seek opportunities to gain market share in markets it currently serves, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden its sales base.

Volatility in the costs of commodity raw materials is ongoing. CompX’s primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 17% of its total cost of sales. Compared to the first six months of 2010, cost of these raw materials increased in 2011 between approximately 14% and 22%. CompX generally seeks to mitigate the impact of fluctuations in commodity raw material costs on its margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time. In the event that CompX is unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by its products. Consequently, overall operating margins may be affected by commodity raw material cost pressures as is currently the case.

As discussed in Note 12 to our Condensed Consolidated Financial Statements, CompX has been involved in certain patent infringement litigation, which has in the past resulted in our incurring significant litigation expense. With the settlement reached during the first quarter of 2011, CompX does not expect to incur significant litigation expense relating to these patent infringement claims going forward.

The U.S. dollar weakened in 2011 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of CompX’s non-US operations. We currently expect the U.S. dollar to continue to weaken during 2011 or remain below the rates that were in effect in 2010, which will likely have a negative impact on CompX’s 2011 results in comparison to 2010. When practical, CompX will seek to mitigate the negative impact of changes in currency exchange rates on its results by entering into currency hedging contracts. However, such strategies can not fully mitigate the negative impact of changes in currency exchange rates.

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

In addition to insurance recoveries discussed above, in the first six months of 2010 we recognized an insurance recovery in connection with the litigation settlement discussed below. We had insurance coverage for a portion of the litigation settlement and a substantial portion of the insurance recoveries we recognized in the first six months of 2010 relates to such coverage.

Litigation settlement expense and corporate expense – Our results of operations in the first six months of 2010 includes the previously-reported litigation settlement expense of $32.2 million. Corporate expenses were $12.3 million in the second quarter of 2011, $9.8 million or 400% higher than in the second quarter of 2010 primarily due to higher environmental remediation and related expense in 2011. Included in corporate expense are:

•	litigation and related costs of $1.2 million in 2011 compared to $2.0 million in 2010 and

•	environmental remediation and related expense of $9.7 million in 2011, compared to a credit of $1.0 in 2010.

Corporate expenses were $15.7 million in the first six months of 2011, $8.5 million or 120% higher than in the first six months of 2010 due to higher environmental remediation and related expense in 2011 partially offset by lower litigation and related costs. Our results of operations in the first six months of 2010 include the previously-reported litigation settlement expense of $32.2 million. Included in corporate expense are:

•	litigation and related costs of $3.0 million in 2011 compared to $4.9 million (exclusive of the $32.2 million above) in 2010 and

•	environmental remediation and related expense of $9.9 million in 2011, compared to a credit of $.9 million in 2010.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 12 to the Condensed Consolidated Financial Statements.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate, and it is possible that actual costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in the remainder of 2011, our corporate expenses would be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related matters as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued costs. See Note 12 to the Condensed Consolidated Financial Statements.

Overall we expect that our net general corporate expenses for all of calendar 2011 will be higher than 2010 due to higher expected litigation and environmental remediation and related expenses. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2011, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Provision for income taxes – We recognized an income tax expense of $7.9 million in the first six months of 2011 as compared to $4.6 million in the first six months of 2010. Our income tax expense in the first six months of 2010 includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary. Our income tax expense in the first six months of 2011 includes a $2.1 million provision recognized by CompX for deferred income taxes related to the undistributed earnings of its Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain discussed in Note 12. See Note 11 to our Condensed Consolidated Financial Statements.

Noncontrolling interest in subsidiary – Noncontrolling interest in net income of subsidiary increased $.6 million in the first six months of 2011 as compared to the first six months of 2010 due to higher earnings of CompX in 2011.

Equity in net income of Kronos Worldwide, Inc.

As a result of Kronos’ November 2010 secondary public offering of 8.97 million shares of its common stock in an underwritten offering, our average ownership interest in Kronos was reduced from approximately 36% in the second quarter of 2010 to 30% in the second quarter of 2011.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2010	2011		2010	2011
	(In millions)			(In millions)
Kronos:
Net sales	$380.1	$537.5	41%	$699.8	$957.9	37%
Cost of sales	294.9	340.5	15%	554.1	614.5	11%

Gross margin	$85.2	$197.0		$145.7	$343.4

Income from operations	$38.8	$144.2	272%	$60.5	$246.6	308%
Interest and dividend income	—	1.7	100%	—	3.4	100%
Loss on prepayment of debt	—	—	—%	—	(3.3)	100%
Interest expense	(9.7)	(8.5)	(12)%	(20.1)	(18.1)	(10)%

	29.1	137.4		40.4	228.6
Income tax expense (benefit)	9.8	48.4	394%	(21.7)	79.3	465%

Net income	$19.3	$89.0		$62.1	$149.3

Percentage of net sales:
Cost of sales	78%	63%		79%	64%
Income from operations	10%	27%		9%	26%

Equity in net income of Kronos Worldwide, Inc.	$6.9	$27.1		$22.3	$45.4

TiO2 operating statistics:
Sales volumes*	148	146	(1)%	270	271	—%
Production volumes*	134	142	6%	258	275	7%

Change in Ti02 net sales:
Ti02 product pricing			39%			36%
Ti02 sales volumes			(1)%			—%
Ti02 product mix			(6)%			(3)%
Changes in currency exchange rates			9%			4%

Total			41%			37%

*	Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Current TiO2 industry conditions – Throughout 2010 and continuing into 2011, global customer demand for Kronos’ TiO2 products continued to strengthen, and its production facilities operated at near full practical capacity rates. Kronos believes inventories throughout the TiO2 industry remain at very low levels despite efforts of major TiO2 producers to operate their facilities at near full capacity. As a result, Kronos increased TiO2 selling prices throughout 2010 and the first six months of 2011 that resulted in increased profitability and cash flows. Even with increased profitability, Kronos believes profit margins are not currently at a level which reasonably justifies greenfield or other major expansions of TiO2 capacity. Provided that global demand for TiO2 products remains strong, Kronos expects the overall level of worldwide TiO2 inventories to remain low for several years due to the constraints of adding significant new production capacity, especially for premium grades of TiO2 products through the chloride process.

Given these current dynamics in the TiO2 industry, as well as the expectation for increases in its manufacturing costs discussed below, Kronos anticipates further implementation of TiO2 selling price increases. Overall, based on positive market dynamics in the TiO2 industry, Kronos expects its profitability and cash flows to significantly increase in 2011 and the foreseeable future.

Net sales – Kronos’ net sales in the second quarter of 2011 increased 41%, or $157.4 million, compared to the second quarter of 2010 primarily due to a 39% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

While the amount of inventory available for shipment in the second quarter of 2011 increased due to higher production volumes and global demand for its TiO2 products continues to be strong, Kronos’ sales volumes were 1% lower than the second quarter of 2010 due primarily to the scheduling of available products for shipment.

In addition to the factors discussed above, Kronos estimates the favorable effect of changes in currency exchange rates increased its net sales by approximately $33 million, or 9%, as compared to the second quarter of 2010, while relative changes in mix of its various grades of its products sold decreased Kronos’ net sales by approximately $23 million, or 6%.

Kronos’ net sales in the six months ended June 30, 2011 increased 37%, or $258.1 million, compared to the six months ended June 30, 2010 primarily due to a 36% increase in average TiO2 selling prices.

While the amount of inventory available for shipment in the first six months of 2011 increased due to higher production volumes and global demand for its TiO2 products continues to be strong, Kronos’ sales volumes in the first six months of 2011 were less than 1% higher than the first six months of 2010 due primarily to the scheduling of available products for shipment. Kronos expects overall demand will continue to remain high for the remainder of the year. Kronos’ TiO2 sales volumes in the first half of 2011 were a new first half record.

In addition to the factors discussed above, Kronos estimates the favorable effect of changes in currency exchange rates increased its net sales by approximately $28 million, or 4%, as compared to the first six months of 2010, while relative changes in mix of various grades of its products sold decreased net sales by approximately $21 million, or 3%.

Cost of sales – Kronos’ cost of sales increased $45.6 million or 15% in the second quarter of 2011 compared to 2010 due to the net impact of a 6% increase in TiO2 production volumes, higher raw material costs of $18.1 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $4.0 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 63% in the second quarter of 2011 compared to 78% in the second quarter of 2010 primarily due to the effect of higher selling prices and the benefit of higher production volumes in the second quarter of 2011. Kronos’ production volumes in the second quarter of 2011 were a new quarterly record.

Kronos’ cost of sales increased $60.4 million or 11% in the six months ended June 30, 2011 compared to this same period in 2010 due to the net impact of a 7% increase in TiO2 production volumes, higher raw material costs of $30.5 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $7.7 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 64% in the first six months of 2011 compared to 79% in the same period in 2010 primarily due to the effects of higher selling prices and the benefit of higher production volumes in 2011. Kronos’ TiO2 production volumes in the first half of 2011 were a new first half record.

Income from operations – Kronos’ income from operations increased by $105.4 million from $38.8 million in the second quarter of 2010 to $144.2 million in the second quarter of 2011. Income from operations as a percentage of net sales increased to 27% in the second quarter of 2011 from 10% in the same period for 2010. This increase was driven by the improvement in gross margin, which increased to 37% for the second quarter of 2011 compared to 22% for the second quarter of 2010. Kronos’ gross margin has increased primarily because of the effect of higher selling prices and the benefit of higher production volumes, both of which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Additionally, changes in currency exchange rates have positively affected Kronos’ gross margin and income from operations. Kronos estimates that changes in currency exchange rates increased income from operations by approximately $6 million in the second quarter of 2011 as compared to the same period in 2010.

Kronos’ income from operations increased by $186.1 million from $60.5 million in the first six months of 2010 to $246.6 million in the first six months of 2011. Income from operations as a percentage of net sales increased to 26% in the first six months of 2011 from 9% in the same period for 2010. This increase was driven by the improvement in gross margin, which increased to 36% for the first six months of 2011 compared to 21% for the same period in 2010. Kronos’ gross margin increased primarily because of the effects of higher selling prices and the benefit of higher production volumes, both of which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Additionally, changes in currency exchange rates have negatively affected Kronos’ gross margin and income from operations. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $3 million in the first six months of 2011 as compared to the same period in 2010.

Other non-operating income (expense) – In March 2011, Kronos redeemed euro 80 million of its 6.5% Senior Secured Notes and borrowed under its European revolving credit facility in order to fund the redemption. As a result, Kronos recognized a $3.3 million pre-tax interest charge related to the prepayment of its 6.5% Senior Secured Notes in the first quarter of 2011 consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. The average rate on Kronos’ outstanding borrowings under its European revolving credit facility was 2.82% at June 30, 2011.

Kronos’ interest expense decreased $1.2 million from $9.7 million in the second quarter of 2010 to $8.5 million in the second quarter of 2011 due to the net effects of the prepayment of a portion of the 6.5% Senior Secured Notes in the first quarter of 2011, and changes in currency exchange rates.

Kronos’ interest expense decreased $2.0 million from $20.1 million in the six months ended June 30, 2010 to $18.1 million in the six months ended June 30, 2011 due to the net effects of the prepayment of a portion of the 6.5% Senior Secured Notes in the first quarter of 2011, and changes in currency exchange rates. The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ income tax provision was $48.4 million in the second quarter of 2011 compared to $9.8 million in the same period last year. This increase in provision for income taxes was primarily due to improved income from operations in the second quarter of 2011 compared to the second quarter of 2010.

Kronos’ income tax provision was $79.3 million in the first six months of 2011 compared to an income tax benefit of $21.7 million in the same period last year. This increase in provision for income taxes was primarily due to improved income from operations in the first six months of 2011 compared to the same period in 2010. In addition, Kronos’ income tax benefit in 2010 includes a first quarter income tax benefit of $35.2 million related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of its German corporate and trade tax net operating loss carryforwards.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $952 million for German corporate purposes and $349 million for German trade tax purposes at December 31, 2010). At June 30, 2011, Kronos concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or Kronos was to generate losses at its German operations for an extended period of time, it is possible that it might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates Three months ended June 30, 2011 vs June 30, 2010
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2011 vs 2010
	2010	2011	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$33	$33
Income from operations	(3)	1	4	2	6

Impact of changes in currency exchange rates Six months ended June 30, 2011 vs June 30, 2010
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2011 vs 2010
	2010	2011	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$28	$28
Income from operations	(1)	2	3	(6)	(3)

Outlook – During the first six months of 2011 Kronos operated its production facilities at near full practical capacity levels, consistent with its operating rates throughout 2010. Kronos currently expects to continue to operate its facilities at near full practical capacity levels throughout the remainder of 2011. While Kronos will continue to work on debottlenecking projects in 2011 to increase its production capacity, Kronos believes such debottlenecking projects will produce relatively nominal increases in its capacity and as a result its overall production volumes in 2011 will not be increased significantly as compared to 2010.

The overall strong demand for TiO2 experienced in the first six months of 2011 is expected to continue through the remainder of the year and inventory levels throughout the TiO2 industry are expected to remain at very low levels. As a result, in 2011 Kronos expects its sales volumes of TiO2 to be marginally lower than its production volume. Given its expectations for the level of its increased production capacity in 2011 discussed above, Kronos similarly expects that sales volumes in 2011 will not increase significantly as compared to 2010.

Kronos implemented significant increases in TiO2 selling prices throughout 2010 and the first six months of 2011. Kronos’ average TiO2 selling prices were 39% higher in the second quarter of 2011 as compared to the second quarter of 2010, and its average selling prices at the end of the second quarter of 2011 were 10% higher as compared to the end of the first quarter of 2011 and 20% higher as compared to the end of 2010. As a result, and based on expected continuation of strong demand levels and increases in manufacturing costs discussed below, Kronos anticipates its average selling prices will continue to increase significantly during the remainder of 2011.

During 2011, Kronos expects to see significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke, energy and freight costs which are being driven in part by escalating worldwide fuel prices. Overall, Kronos currently expects that its per metric ton cost of TiO2 produced will increase approximately 10% to 15% in 2011 as compared to 2010. Given that the current conditions for the TiO2 industry discussed above are not expected to change over the year, Kronos believes that it should be able to recoup such higher costs through additional selling price increases.

Overall, Kronos expects that income from operations will continue to be significantly higher in the remainder of 2011 as compared to the same periods of 2010, as the favorable effect of higher selling prices will more than offset the impact of higher production costs.

Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier than expected capacity additions or reductions and technological advances. If actual developments differ from expectations, Kronos’ results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations. Cash flows provided by operating activities were $22.0 million in the first six months of 2011 compared to cash flows used in operating activities of $7.0 million in the first six months of 2010. The $29.0 million increase in cash provided by operating activities in 2011 is primarily due to the net effect of:

•

Aggregate dividends from Kronos of $27.3 million in the first six months of 2011 (including $17.6 million attributable to Kronos’ special dividend of $.50 per share) compared to nil in the first six months of 2010,

•

Lower results from operations in 2011 of $1.5 million (including the impact of CompX’s patent litigation settlement gain in 2011, and excluding the impact of each of the litigation settlement expense and insurance recoveries in 2010),

•	The $19.0 million paid in 2010 related to the litigation settlement expense,

•	Lower cash received for insurance recoveries in 2011 of $18.4 million,

•

Lower amount of net cash used from relative changes in receivables, inventories, payables and accrued liabilities in 2011 of $6.5 million, including accruals related to environmental and related matters,

•	Lower cash refunded from income taxes in 2011 of $1.8 million, and

•	Higher cash paid for interest in 2011 of $1.5 million mainly due to timing of interest payments as discussed in Note 8 to our Condensed Consolidated Financial Statements.

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

	Six months ended June 30,
	2010	2011
	(In millions)
Cash provided by (used in) operating activities:
CompX	$(5.3)	$2.8
NL Parent and wholly-owned subsidiaries	1.0	21.8
Eliminations	(2.7)	(2.6)

Total	$(7.0)	$22.0

Relative changes in working capital can have a significant effect on cash flows from operating activities. Generally CompX expects average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter compared to the fourth quarter. Overall, June 30, 2011 days sales outstanding compared to December 31, 2010 is in line with expectations. The overall increase in days in inventory is primarily due to higher inventory balances as a result of the facility consolidation. CompX expects days in inventory to decline over the next several quarters as the operations improve the management of the inventory that has been combined at one facility.

For comparative purposes we have provided comparable prior year numbers below.

	December 31, 2009	June 30, 2010	December 31, 2010	June 30, 2011
Days sales outstanding	37 days	45 days	41 days	46 days
Days in inventory	64 days	64 days	70 days	74 days

Investing and financing activities

Net cash used in investing activities totaled $.6 million in the first six months of 2011 compared to cash provided of $3.0 million in the first six months of 2010.

During 2011:

•	we had $1.3 in capital expenditures, substantially all of which related to CompX,

During 2010:

•

we reduced restricted cash and restricted marketable securities by a total of $5.1 million due to the release of funds to us from escrow related to a litigation settlement and due to the reduction of one of our letters of credit,

•	we reduced restricted cash by $.4 million due to payments made on an environmental remediation project, and

•	we had $1.2 million in capital expenditures, substantially all of which related to CompX.

Net cash used in financing activities totaled $30.0 million in the first six months of 2011 compared to $11.7 million in the first six months of 2010.

During 2011:

•	we paid a net $10.3 million on a promissory note with Valhi and

•	CompX paid $7.5 million in principal repayments on long-term debt.

During each of the first six months of 2010 and 2011 we paid $12.2 million, or $.25 per share, in dividends. Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

In July 2011, CompX borrowed approximately $5 million under its revolving credit facility in connection with the acquisition discussed in Note 8 of our Condensed Consolidated Financial Statements.

Provisions contained in certain of CompX’s and Kronos’ credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than noted above, CompX has no current expectations to borrow on the revolving credit facility to fund working capital, capital expenditures, debt service or dividends (if declared), lower future operating results could reduce or eliminate the amount available to borrow and restrict future dividends.

CompX and Kronos are in compliance with all of their debt covenants at June 30, 2011. Our and our affiliates’ ability to borrow funds under our credit facilities in the future will, in some instances, depends in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

At June 30, 2011, we had an aggregate of $13.6 million of restricted and unrestricted cash and cash equivalents. A detail by entity is presented in the table below. Of the $5.1 million aggregate cash and cash equivalents held by CompX, $3.0 million was held by its non-U.S. subsidiaries.

Amount
(In millions)
CompX	$5.1
NL Parent and wholly-owned subsidiaries	8.5

Total	$13.6

In addition, at June 30, 2011 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $264.5 million. See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2012). If actual developments differ from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $40 million (we had $1.0 million outstanding at June 30, 2011). The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2011 approximated $1.3 million. CompX’s 2011 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain its facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos’ board of directors determined to resume its regular quarterly dividend in the fourth quarter of 2010. In February 2011 Kronos’ board of directors declared and paid a special cash dividend of $.50 per share of its common stock. In addition, in May 2011, Kronos’ board of directors approved a 2-for-1 stock split of its common stock and declared a regular quarterly dividend of $.15 per share post stock split. Based on the 35.2 million shares of Kronos we held at June 30, 2011, we would receive annual dividends from Kronos of $21.1 million at such $.15 per share quarterly rate. CompX currently pays a regular quarterly dividend of $.125 per share. At that rate, and based on the 10.8 million shares of CompX we held at June 30, 2011, we would receive annual dividends from CompX of $5.4 million. In May 2011 Valhi’s board of directors increased Valhi’s regular quarterly dividend from $.10 per share to $.125 per share. Based on the 4.8 million shares of Valhi we held at June 30, 2011, we would receive annual dividends from Valhi of $2.4 million at such $.125 per share rate. In addition, during May 2011 TIMET’s board of directors resumed its regular quarterly dividend of $.075 per share in the second quarter of

2011. Based on the 1.4 million shares of TIMET we held at June 30, 2011, we would receive annual dividends from TIMET of $.4 million at such $.075 per share rate.

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2010 Annual Report and Note 12 to the Condensed Consolidated Financial Statements. There have been no material changes in these market risks during the first six months of 2011.

CompX has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2011.

Internal control over financial reporting – We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting – There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 12 to our Condensed Consolidated Financial Statements, to our 2010 Annual Report and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657). In March 2011, plaintiffs filed an amended complaint adding Ventura County as a plaintiff and removing the City of Los Angeles. In addition to Ventura County, current plaintiffs are Santa Clara, Alameda, Monterey, San Mateo, Solano Counties, San Francisco, Oakland and San Diego Cities. In July 2011, trial was set for September 2012.

Allen, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-C-55). In May 2011, defendants moved to dismiss the case for lack of diversity and misjoinder. The case is currently stayed pending the appeal in Gibson (Circuit Court Case in Milwaukee County, Wisconsin).

Williams v. Goodwin, et al. (Circuit Court, Milwaukee County, Case No. 2011-CV-1045). In June 2011, we answered the complaint, and the judge stayed the case for all defendants except landlord/insurance defendants, including us, until September 2011.

Valoe, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-CV-425). In May 2011, we were served with an amended complaint in Valoe, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-CV-425). The plaintiffs in this case are minors who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided. The complaint alleges negligence and strict liability and seeks compensatory damages jointly and severally from us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company and The Sherwin-Williams Company. We intend to deny liability in this case and will defend vigorously against all claims. In June 2011, the judge stayed the case.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). In July 2011, the case was dismissed with prejudice. This dismissal concludes the case.

Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558). In July 2011, the case was dismissed with prejudice. This dismissal concludes the case.

Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298). In June 2011, plaintiffs dismissed NL from the case with prejudice. This dismissal concludes the case with respect to NL.

ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). In June 2011, we were served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to Tar Creek Superfund Site in Ottawa County, Oklahoma, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri, and the Newton County Mine Tailing Site in Newton

County, Missouri. We intend to deny liability and to defend vigorously against all of the claims.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2010 Annual Report. There have been no material changes to such risk factors during the first six months of 2011.

Item 6.	Exhibits

31.1	–	Certification

31.2	–	Certification

32.1	–	Certification

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema

101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	–	XBRL Taxonomy Extension Definition Linkbase

101.LAB	–	XBRL Taxonomy Extension Label Linkbase

101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	NL INDUSTRIES, INC.

Date: August 2, 2011	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date: August 2, 2011	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)