Form 10-Q
period 2011-09-30
NL INDUSTRIES INC
filed 2011-11-03
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of the registrant’s common stock outstanding on October 31, 2011: 48,662,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	September 30, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,461	$14,217
Restricted cash and cash equivalents	7,413	4,751
Marketable securities	9	—
Accounts and other receivables, net	31,663	48,105
Inventories, net	18,424	19,982
Prepaid expenses and other	1,285	1,484
Deferred income taxes	7,724	7,594

Total current assets	81,979	96,133

Other assets:
Marketable equity securities	130,824	281,235
Investment in Kronos Worldwide, Inc.	231,693	270,543
Goodwill	44,819	47,393
Assets held for sale	2,415	6,661
Other assets, net	1,447	2,925

Total other assets	411,198	608,757

Property and equipment:
Land	12,963	11,559
Buildings	34,981	27,194
Equipment	129,260	128,863
Construction in progress	965	1,122

	178,169	168,738
Less accumulated depreciation	117,621	116,971

Net property and equipment	60,548	51,767

Total assets	$553,725	$756,657

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2010	September 30, 2011
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$25,742
Accounts payable	9,179	5,871
Accrued and other current liabilities	16,940	17,208
Accrued environmental remediation and related costs	8,206	7,683
Income taxes	909	1,434

Total current liabilities	45,234	57,938

Non-current liabilities:
Long-term debt	64,530	45,480
Accrued pension costs	8,550	7,176
Accrued postretirement benefit (OPEB) costs	5,459	5,223
Accrued environmental remediation and related costs	32,194	34,377
Deferred income taxes	115,206	182,887
Other	18,697	19,300

Total non-current liabilities	244,636	294,443

Equity:
NL stockholders’ equity:
Common stock	6,078	6,082
Additional paid-in capital	299,469	300,092
Retained earnings	56,229	99,741
Accumulated other comprehensive loss	(108,827)	(12,623)

Total NL stockholders’ equity	252,949	393,292

Noncontrolling interest in subsidiary	10,906	10,984

Total equity	263,855	404,276

Total liabilities and equity	$553,725	$756,657

Commitments and contingencies (Notes 11 and 12)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(unaudited)
Net sales	$35,740	$35,736	$102,924	$105,755
Cost of sales	26,042	27,202	75,272	78,704

Gross margin	9,698	8,534	27,652	27,051
Selling, general and administrative expense	5,901	5,745	17,239	17,807
Other operating income (expense):
Insurance recoveries	307	16,142	18,578	16,600
Litigation settlement gain	5,264	—	5,264	—
Litigation settlement expense	—	—	(32,174)	—
Patent litigation settlement gain	—	—	—	7,468
Patent litigation expense	(158)	—	(2,100)	(227)
Facility consolidation expense	—	(175)	—	(1,973)
Assets held for sale write-down	(500)	(1,135)	(500)	(1,135)
Corporate expense and other, net	(3,589)	(4,733)	(10,780)	(20,401)

Income (loss) from operations	5,121	12,888	(11,299)	9,576

Equity in net income of Kronos Worldwide, Inc.	11,557	26,097	33,894	71,487
Other income (expense):
Interest and dividends	606	824	1,853	2,245
Interest expense	(459)	(464)	(959)	(1,288)

Income before taxes	16,825	39,345	23,489	82,020
Provision for income taxes	5,114	11,530	9,685	19,388

Net income	11,711	27,815	13,804	62,632

Noncontrolling interest in net income of subsidiary	217	141	315	872

Net income attributable to NL stockholders	$11,494	$27,674	$13,489	$61,760

Amounts attributable to NL stockholders:

Basic and diluted net income per share	$.24	$.57	$.23	$1.27

Cash dividend per share	$.125	$.125	$.375	$.375

Basic and diluted average shares outstanding	48,630	48,663	48,625	48,657

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2011

(In thousands)

	NL Stockholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest in subsidiary	Total equity	Comprehensive income
				(unaudited)
Balance at December 31, 2010	$6,078	$299,469	$56,229	$(108,827)	$10,906	$263,855
Net income	—	—	61,760	—	872	62,632	$62,632
Other comprehensive income, net	—	—	—	96,204	(205)	95,999	95,999
Issuance of common stock	4	585	—	—	22	611
Dividends	—	—	(18,248)	—	(611)	(18,859)
Other	—	38	—	—	—	38

Balance at September 30, 2011	$6,082	$300,092	$99,741	$(12,623)	$10,984	$404,276

Comprehensive income							$158,631

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$13,804	$62,632
Depreciation and amortization	5,916	5,299
Deferred income taxes	6,810	14,976
Equity in net income of Kronos Worldwide, Inc.	(33,894)	(71,487)
Distribution from Kronos Worldwide, Inc.	—	32,578
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	575	(195)
Other postretirement benefit expense	193	(423)
Litigation settlement expense:
Accrued	32,174	—
Settlement payments made	(19,012)	—
Assets held for sale write-down	500	1,135
Other, net	617	472
Change in assets and liabilities:
Accounts and other receivables, net	(5,421)	(18,118)
Inventories, net	(2,144)	(872)
Prepaid expenses and other	(800)	(835)
Accrued environmental remediation and related costs	(5,340)	1,660
Accounts payable and accrued liabilities	(1,801)	(5,191)
Income taxes	1,972	565
Accounts with affiliates	2,267	2,958
Other, net	(1,358)	(1,151)

Net cash provided by (used in) operating activities	(4,942)	24,003

Cash flows from investing activities:
Capital expenditures	(1,474)	(1,838)
Acquisition, net of cash acquired	—	(4,903)
Change in restricted cash equivalents and marketable debt securities, net	6,058	2,662
Proceeds from disposal of marketable securities	280	237
Purchase of marketable securities	(326)	(104)
Other, net	—	151

Net cash provided by (used in) investing activities	4,538	(3,795)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine months ended September 30,
	2010	2011
	(unaudited)
Cash flows from financing activities:
Cash dividends paid	$(18,235)	$(18,248)
Distributions to noncontrolling interests in subsidiary	(606)	(611)
Proceeds from issuance of common stock:
NL common stock	68	342
CompX common stock	—	139
Tax benefit from exercise of stock options	—	32
Repurchase of noncontrolling interest in subsidiary	(6,988)	—
Indebtedness:
Borrowings	14,200	26,148
Repayments	—	(29,009)
Deferred financing cost paid	(29)	—

Net cash used in financing activities	(11,590)	(21,207)

Cash and cash equivalents—net change from:
Operating, investing and financing activities	(11,994)	(999)
Currency translation	185	(245)
Cash and cash equivalents at beginning of period	24,555	15,461

Cash and cash equivalents at end of period	$12,746	$14,217

Supplemental disclosures:
Cash paid (received) for:
Interest	$470	$2,073
Income taxes, net	(1,471)	763
Non-cash investing activity—accrual for capital expenditures	54	320
Non-cash financing activity—promissory note payable incurred in connection with litigation settlement	18,000	—

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Note 1—Organization and basis of presentation:

Organization—We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at September 30, 2011. Subsidiaries of Contran Corporation owned approximately 94% of Valhi’s outstanding common stock at September 30, 2011. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation—Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own 30% of Kronos Worldwide, Inc. which we account for by the equity method. Our ownership interest in Kronos decreased from 36% to 30% as a result of Kronos’ secondary stock offering completed in November 2010. CompX (NYSE Amex: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the SEC on March 4, 2011 (the “2010 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2—Accounts and other receivables, net:

	December 31, 2010	September 30, 2011
	(In thousands)
Trade receivables	$15,068	$17,039
Promissory note receivable	15,000	15,000
Accrued insurance recoveries	92	16,318
Other receivables	59	77
Receivable from affiliates:
Income taxes from Valhi	1,700	—
Other	129	—
Refundable income taxes	4	19
Allowance for doubtful accounts	(389)	(348)

Total	$31,663	$48,105

Note 3—Inventories, net:

	December 31, 2010	September 30, 2011
	(In thousands)
Raw materials	$6,393	$7,221
Work in process	6,680	7,105
Finished products	5,351	5,656

Total	$18,424	$19,982

Note 4—Marketable securities:

	December 31, 2010	September 30, 2011
	(In thousands)
Current assets (available-for-sale):
Other marketable securities	$9	$—

Noncurrent assets (available-for-sale):
Valhi common stock	$105,929	$259,528
TIMET common stock	24,895	21,707

Total	$130,824	$281,235

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

	Market value	Cost basis	Unrealized gain
	(In thousands)
December 31, 2010:
Noncurrent assets:
Valhi common stock	$105,929	$24,347	$81,582
TIMET common stock	24,895	7,351	17,544

Total	$130,824	$31,698	$99,126

September 30, 2011:
Noncurrent assets:
Valhi common stock	$259,528	$24,347	$235,181
TIMET common stock	21,707	7,351	14,356

Total	$281,235	$31,698	$249,537

At December 31, 2010 and September 30, 2011, we held approximately 4.8 million shares of Valhi’s outstanding common stock and 1.4 million shares of TIMET’s outstanding common stock. At September 30, 2011, the quoted market price of Valhi’s and TIMET’s common stock was $54.17 and $14.98 per share, respectively. At December 31, 2010 the quoted market prices were $22.11 and $17.18 per share, respectively.

The Valhi and TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares when declared and paid.

Note 5—Investment in Kronos Worldwide, Inc.:

At December 31, 2010 and September 30, 2011, we owned approximately 35.2 million shares of Kronos common stock. At September 30, 2011, the quoted market price of Kronos’ common stock was $16.08 per share, or an aggregate market value of $566.3 million. At December 31, 2010, the quoted market price was $21.25 per share, or an aggregate market value of $748.2 million. In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Kronos for all periods presented in our condensed consolidated financial statements to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split. At September 30, 2011, we had an aggregate of 3.8 million shares of our Kronos common stock (and a nominal number of shares of our CompX common stock) pledged in connection with certain liabilities incurred in legal and environmental-related settlement obligations. In October 2011 we pledged an additional 300,000 shares of our Kronos common stock related to those obligations.

The change in the carrying value of our investment in Kronos during the first nine months of 2011 is summarized below:

Amount
(In millions)
Balance at the beginning of the period	$231.7
Equity in net income of Kronos	71.5
Dividends received from Kronos	(32.6)
Other, principally equity in other comprehensive income items of Kronos	(.1)

Balance at the end of the period	$270.5

Selected financial information of Kronos is summarized below:

	December 31, 2010	September 30, 2011
	(In millions)
Current assets	$824.3	$840.4
Property and equipment, net	473.6	478.8
Investment in TiO2 joint venture	96.2	94.1
Other noncurrent assets	313.5	363.4

Total assets	$1,707.6	$1,776.7

Current liabilities	$220.1	$294.8
Long-term debt	537.4	400.7
Accrued pension and postretirement benefits	130.1	125.6
Other non-current liabilities	58.8	66.6
Stockholders’ equity	761.2	889.0

Total liabilities and stockholders’ equity	$1,707.6	$1,776.7

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In millions)		(In millions)
Net sales	$376.6	$548.0	$1,076.4	$1,505.9
Cost of sales	280.4	337.1	834.5	951.6
Income from operations	57.0	156.6	117.5	403.2
Net income	32.1	85.9	94.1	235.2

Note 6—Other noncurrent assets:

	December 31, 2010	September 30, 2011
	(In thousands)
Patents and other intangible assets, net	$840	$2,278
Other	607	647

Total	$1,447	$2,925

See Note 8 for a discussion of identifiable intangible assets acquired in conjunction with CompX’s acquisition of an ergonomic component products business in July 2011.

Note 7—Accrued and other current liabilities:

	December 31, 2010	September 30, 2011
	(In thousands)
Employee benefits	$9,624	$8,573
Professional fees and legal settlements	3,077	3,207
Payable to affiliates:
Income taxes to Valhi	—	1,336
Accrued interest payable to TIMET	876	3
Other	541	334
Other	2,822	3,755

Total	$16,940	$17,208

Note 8—Long-term debt:

	December 31, 2010	September 30, 2011
	(In thousands)
NL:
Promissory note payable to Valhi	$11,300	$10,900
Promissory note issued in conjunction with litigation settlement	18,000	18,000

Subtotal	29,300	28,900

Subsidiary debt:
CompX credit facility	3,000	4,842
CompX promissory note payable to TIMET	42,230	37,480

Subtotal	45,230	42,322

Total debt	74,530	71,222
Less current maturities	10,000	25,742

Total long-term debt	$64,530	$45,480

NL—In June 2010, we entered into a promissory note with Valhi that allows us to borrow up to $40 million. Our borrowings from Valhi under the revolving note are unsecured and bear interest at prime rate plus 2.75% (6.00% at September 30, 2011) with all principal due on demand, but in any event no earlier than March 31, 2012 and no later than December 31, 2012. The amount of the outstanding borrowings at any time is solely at the discretion of Valhi. In October 2011, we repaid all of the $10.9 million that was outstanding on the Valhi note.

The $18.0 million promissory note issued in conjunction with a litigation settlement in 2010 bears interest, payable quarterly, at the prime rate. Fifty percent of the principal amount will be payable on each of December 1, 2011 and December 1, 2012.

CompX—In February 2011, CompX repaid all of the $3.0 million that was outstanding at December 31, 2010 on its revolving credit facility. In July 2011, CompX borrowed the equivalent of approximately $5.3 million under its revolving credit facility in connection with the acquisition discussed below (such borrowing was denominated in Canadian dollars, as permitted by the terms of the credit facility. In July, 2011

CompX completed the acquisition of 100% of the stock of a Canadian ergonomic component products company for initial cash consideration of the equivalent of approximately $4.9 million, net of approximately $3,000 of cash acquired, with potential additional cash consideration ranging from nil to approximately $1.5 million payable in the first quarter of 2013, contingent upon the acquired business achieving certain acquired product line sales targets during 2012. The estimated fair value of the contingent consideration recognized at the date of acquisition was $761,000. The acquisition is intended to expand CompX’s Furniture Components ergonomics product line. We have included the results of operations and cash flows of the acquired business in our Condensed Consolidated Financial Statements subsequent to the acquisition date. The purchase price has been preliminarily allocated among net assets acquired (pending completion of the final valuation), consisting of (i) net working capital (receivable, inventory and payables) of $1.0 million, (ii) identifiable intangibles other than goodwill of $2.0 million, (iii) goodwill of $3.0 million and (iv) deferred income tax liabilities of $.4 million. The tangible and intangible net assets acquired (other than goodwill) were valued based upon a preliminary estimate of the fair value of such net assets, with the remainder of the purchase price allocated to goodwill. The business had net sales of $4.2 million in 2010 and the pro-forma effect to us, assuming this acquisition had been completed as of January 1, 2011, is not material.

The promissory note payable to TIMET was amended in September 2009 resulting in the deferral of interest payments and the postponement of quarterly principal payments until March 2011. As such, in March 2011 CompX paid the required quarterly principal payment of $250,000 and all accrued interest totaling approximately $1.0 million. In addition, CompX prepaid $4.0 million principal amount on the promissory note. In the second and third quarters of 2011, CompX continued its regularly scheduled principal payment of $250,000 and related accrued interest for each quarter. The interest rate on the promissory note at September 30, 2011 was 1.2%.

In October 2011, CompX collected the $15.0 million principal amount due under its promissory note receivable (see Note 2), and subsequently made an additional $15.0 million prepayment on its promissory note payable to TIMET.

Note 9—Other noncurrent liabilities:

	December 31, 2010	September 30, 2011
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	688	661
Other	1,177	1,807

Total	$18,697	$19,300

Note 10—Employee benefit plans:

Defined benefit plans—The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In thousands)
Interest cost	$717	$690	$2,173	$2,081
Expected return on plan assets	(843)	(977)	(2,527)	(2,930)
Recognized actuarial losses	308	218	929	654

Total	$182	$(69)	$575	$(195)

Postretirement benefits—The components of net periodic postretirement benefits other than pension cost (income) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In thousands)
Interest cost	$108	$59	$327	$177
Amortization of prior service credit	(44)	(200)	(134)	(600)

Total	$64	$(141)	$193	$(423)

Contributions—We expect our 2011 contributions for our pension and other postretirement benefit plans to be consistent with the amount disclosed in our 2010 Annual Report.

Note 11—Income tax provision:

	Nine months ended September 30,
	2010	2011
	(In millions)
Expected tax provision at U.S. federal statutory income tax rate of 35%	$8.2	$28.7
Non-U.S. tax rates	(.4)	(.9)
Incremental U.S. tax and rate differences on equity in earnings	2.1	(6.6)
U.S. state income taxes, net	.2	.4
Tax rate change	—	(1.4)
Other, net	(.4)	(.8)

Total	$9.7	$19.4

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

Note 12—Commitments and contingencies:

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At September 30, 2011, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2011 are presented in the table below. Of the $10.5 million net additions charged to expense in the first nine months of 2011, $5.6 million relates to certain payments which have been discounted to their present value because the timing and amounts of such payments are fixed and determinable. Such payments aggregate $6.0 million on an undiscounted basis ($2.0 million due in 2012 and $1.0 million due in each of 2013 through 2016) and were discounted to present value using a 3.0% discount rate. The aggregate $.4 million discount, including $43,000 in the third quarter of 2011, is being charged to expense using the interest method from the third quarter of 2011 through 2016.

Amount
(In thousands)
Balance at the beginning of the period	$40,400
Additions charged to expense, net	10,548
Payments, net	(8,888)

Balance at the end of the period	$42,060

Amounts recognized in the balance sheet at the end of the period:
Current liability	$7,683
Noncurrent liability	34,377

Total	$42,060

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations. At September 30, 2011, we had accrued approximately $42 million related to approximately 50 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $73 million, including the amount currently accrued. Other than as indicated above, these accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites. At September 30, 2011, there were approximately 5 sites for which we are not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

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

We now have agreements with three former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

In addition to insurance recoveries discussed above, in September 2011, we reached a settlement with one of our insurance carriers in which they agreed to reimburse us for a portion of our past lead pigment litigation defense costs. Substantially all of the $16.1 million insurance recoveries we recognized in the third quarter 2011 relates to this settlement.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2010 Annual Report.

CompX

Prior to March 9, 2011, CompX was involved in certain patent litigation with a competitor, and in March 2011, CompX entered into a confidential settlement agreement with them. Under the terms of the agreement the competitor paid CompX’s Canadian subsidiary approximately $7.5 million in cash (which was recognized as a patent litigation settlement gain in the first quarter of 2011), and agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

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

Note 13—Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2010 and September 30, 2011:

	December 31, 2010		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$22.9	$22.9	$19.0	$19.0
Promissory note receivable	15.0	15.0	15.0	15.0
Notes payable to affiliates	53.5	53.5	48.4	48.4
CompX bank credit facility	3.0	3.0	4.8	4.8
Promissory note payable	18.0	18.0	18.0	18.0
Noncontrolling interest in CompX common stock	10.9	18.6	11.0	20.7
NL stockholders’ equity	252.9	542.7	393.3	609.7

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

At September 30, 2011, CompX held a series of contracts to exchange an aggregate of U.S. $22.4 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was $1.03 per U.S. dollar at September 30, 2011. The estimated fair value of the contracts was a liability of approximately $.7 million.

Note 14—Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period. A reconciliation of the numerator used in the calculation of earnings (loss) per share is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands)
Net income attributable to NL stockholders	$11,494	$27,674	$13,489	$61,760
Paid-in capital adjustment	—	—	(2,513)	—

Adjusted net income attributable to NL Stockholders	$11,494	$27,674	$10,976	$61,760

The paid-in capital adjustment is the result of a litigation settlement recorded in the first quarter of 2010 and relates to the repurchase of former shareholders’ noncontrolling interest in EMS. The resulting $2.5 million increase over our previous estimate of such payment was accounted for as a reduction in additional paid-in capital in accordance with GAAP.

Note 15 – Facility consolidation costs:

In November 2010, CompX’s management approved a restructuring plan for its Furniture Components business to move precision slide production from its Byron Center, Michigan facility to its other precision slide manufacturing facilities in Kitchener, Ontario and Taipei, Taiwan. The move, which was substantially completed in April 2011, reduced the facilities where CompX produces precision slides from three to two and is expected to enhance the operating efficiency of its precision slide production capacity. As of

September 30, 2011, approximately $.2 million of severance costs and approximately $2.0 million of machinery and equipment relocation costs from the Byron Center facility to the Kitchener facility had been expensed, mostly in the first six months of 2011. No additional severance and equipment relocation costs are expected to be incurred subsequent to September 30, 2011.

At the time management approved the Furniture Components restructuring discussed above in November 2010, CompX intended to continue to utilize the Byron Center facility for light assembly and warehousing of product to service its U.S. customers. After operating the facility from the first quarter of 2011 to the latter part of the third quarter of 2011, CompX determined that continued use of the Byron Center facility for warehousing and light assembly was no longer necessary to serve its U.S. customers. Accordingly, in September 2011 management made the decision to sell the facility, at which time such facility met all of the criteria to be classified as an “asset held for sale.” In classifying the facility (land and building) as held for sale, CompX concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets. In determining the estimated fair value of such assets, CompX obtained an independent appraisal. Based on this appraisal, CompX recognized a write-down of $.9 million during the third quarter of 2011 to reduce the carrying value of the asset to its estimated fair value less cost to sell.

At September 30, 2011 our assets held for sale consisted of the Byron Center facility discussed above and two additional properties (primarily land, building and building improvements) formerly used in CompX’s operations. These assets were classified as “assets held for sale” when they ceased to be used in CompX’s operations and met all of the applicable criteria. During the third quarter of 2011 due to continued negative local market conditions, CompX obtained an updated independent appraisal for the River Grove facility, the most significant of these two properties. Based on this appraisal, CompX recognized an additional write-down of $.2 million during the third quarter of 2011 to reduce the carrying value of that asset to its estimated fair value less cost to sell.

The appraisals represent a Level 2 input as defined by ASC 820-10-35. The carrying value of the remaining property is not significant. All three properties are being actively marketed; however, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of these assets.

Note 16—Recent accounting pronouncements:

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

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 will eliminate the option of presenting comprehensive income as a component of the Consolidated Statement of Equity and will instead require comprehensive income to be presented as a component of the Consolidated Statements of Operations or as a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statements of Operations. Additionally, ASU 2011-05 will require us to present on the face of our financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income where the components of net income and other comprehensive income are presented. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income.

In September 2011 the FASB issued ASU 2011-08 Testing Goodwill for Impairment (the revised standard). ASU 2011-08 provides entities an option to first assess qualitatively whether events or circumstances exist to indicate a goodwill impairment may be present to determine whether further impairment testing is necessary. This standard will be effective for annual and interim goodwill testing beginning with our first quarter 2012 report, although early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements and we did not avail ourselves of the qualitative goodwill impairment assessment as part of our 2011 annual goodwill impairment analysis conducted during the third quarter.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature. Statements found in this report including, but not limited to, the statements found in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC, which include, but are not limited to, the following:

•	Future supply and demand for our products,

•	The extent of the dependence of certain of our businesses on certain market sectors,

•	The cyclicality of our businesses (such as Kronos’ TiO2 operations),

•	Changes in raw material and other operating costs (such as energy, ore and steel costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs,

•	Changes in the availability of raw material (such as ore),

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

Results of Operations

Net Income Overview

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Our net income attributable to NL stockholders was $27.7 million, or $.57 per share, in the third quarter of 2011 compared to $11.5 million, or $.24 per share, in the third quarter of 2010. As more fully discussed below, our income per share increased from 2010 to 2011 primarily due to the net effect of:

•

higher equity in net income from Kronos in 2011 due to Kronos’ higher income from operations in 2011 partially offset by a reduction of our ownership interest from 36% in the third quarter of 2010 to 30% in 2011 as a result of Kronos’ secondary stock offering completed in November 2010,

•	higher insurance recoveries of $15.8 million in 2011,

•	a pre-tax litigation settlement gain of $5.3 million in 2010,

•	an asset held for sale write-down of $1.1 million in 2011 compared to $.5 million in 2010, and

•	higher litigation and related expense in 2011.

Our 2011 net income attributable to NL stockholders includes income of $.21 per share related to insurance recoveries we recognized and a write-down of assets held for sale of $.02 per share.

Our 2010 net income attributable to NL stockholders includes a litigation settlement gain of $.07 per share related to a settlement agreement we entered into with another PRP for certain environmental matters and a write-down of assets held for sale of $.01 per share.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Our net income attributable to NL stockholders was $61.8 million, or $1.27 per share, in the first nine months of 2011 compared to $13.5 million, or $.23 per share, in the first nine months of 2010. As more fully discussed below, the increase in our net income per share from 2010 to 2011 is primarily due to the net effect of:

•

higher equity in net income of Kronos in 2011 due to Kronos’ higher income from operations in 2011 partially offset by an income tax benefit recognized by Kronos in 2010 as well as a reduction of our ownership percentage in Kronos from 36% in the first nine months of 2010 to 30% in 2011 as a result of Kronos’ secondary stock offering completed in November 2010,

•	higher income from operations from component products in 2011 principally due to a patent litigation settlement gain as discussed below,

•	higher environmental remediation and related expense in 2011 of $10.9 million,

•	a litigation settlement expense in 2010 as discussed below, and

•	higher insurance recoveries in 2010 primarily related to the litigation settlement expense partially offset by an insurance recovery settlement in 2011 for certain past lead defense costs.

Our 2011 net income attributable to NL stockholders includes the following:

•	income of $.22 per share related to certain insurance recoveries we recognized,

•	income of $.06 per share, net of noncontrolling interest and income taxes, related to a CompX patent litigation settlement and

•

a charge of $.01 per share included in our equity in Kronos in 2011 consisting of a call premium and the write-off of unamortized deferred financing costs and original issue discount associated with Kronos’ redemption of Senior Notes, and

•	a write-down of assets held for sale of $.02 per share.

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

•	a write-down of assets held for sale of $.01 per share.

Income (loss) from Operations

The following table shows the components of our income (loss) from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2010	2011	Change	2010	2011	Change
	(In millions)			(In millions)

CompX	$3.1	$1.5	(52)%	$7.8	$13.4	72%
Insurance recoveries	.3	16.1	n.m.	18.6	16.6	(11)%
Litigation settlement expense	—	—	—	(32.2)	—	(100)%
Litigation settlement gain	5.3	—	(100)%	5.3	—	(100)%
Corporate expense and other, net	(3.6)	(4.7)	31%	(10.8)	(20.4)	89%

Income (loss) from operations	$5.1	$12.9	153%	$(11.3)	$9.6	185%

n.m. – not meaningful

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

CompX International Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2010	2011	Change	2010	2011	Change
	(In millions)			(In millions)

Net sales	$35.7	$35.7	—%	$102.9	$105.7	3%
Cost of sales	26.0	27.2	4%	75.3	78.7	5%

Gross margin	9.7	8.5		27.6	27.0
Operating costs and expenses	(5.9)	(5.7)	(3)%	(17.2)	(17.8)	3%
Patent litigation settlement gain	—	—	—	—	7.5	100%
Patent litigation expense	(.2)	—	(100)%	(2.1)	(.2)	(89)%
Facility consolidation expense	—	(.2)	100%	—	(2.0)	100%
Asset write-down	(.5)	(1.1)	127%	(.5)	(1.1)	127%

Income from operations	$3.1	$1.5	(52)%	$7.8	$13.4	72%

Percentage of net sales:
Cost of sales	73%	76%		73%	74%
Income from operations	9%	4%		8%	13%

Net sales – Net sales in the third quarter of 2011 were comparable to the third quarter of 2010, and increased 3% in the first nine months of 2011 as compared to the same periods of 2010. Net sales increased in the nine month period due to an increase in order rates from many of CompX’s customers resulting from improving economic conditions in North America. Sales related to the July 2011 acquisition of an ergonomics component products business were not significant to the third quarter and nine-month periods of 2011. See Note 8 to our Condensed Consolidated Financial Statements. For the nine-month period comparison, CompX’s Security Products, Furniture Components and Marine Components businesses accounted for approximately 89%, 4% and 7%, respectively, of the total increase in sales. Security Products sales represented the largest percentage of the total increase in sales due to stronger sales to customers in the transportation market.

Cost of sales and gross margin – Cost of sales as a percentage of sales increased by 3% and 1% in the third quarter and in the first nine months of 2011, respectively, compared to the same periods in 2010 resulting in a decrease in gross profit and related margin.

Both the quarter and nine month period comparisons were negatively impacted by higher raw material costs and a less favorable product sales mix in 2011 compared to 2010. Additionally, the nine month period comparison was negatively impacted by the positive impact of increased leverage of fixed costs from higher sales.

Patent Litigation – The litigation settlement gain recorded in the first quarter 2011 of approximately $7.5 million is discussed in Note 12 to our Condensed Consolidated Financial Statements. Additionally, as a result of the settlement, CompX’s legal expenses decreased approximately $.2 million and $1.9 million for the third quarter and nine month period of 2011 compared to the same periods of 2010.

Facility consolidation costs – In 2011 CompX’s Furniture Components business recorded approximately $.2 and $2.0 million in relocation costs for the third quarter and for the nine month period, respectively, as a result of consolidating two of its precision slides facilities. See Note 15 to our Condensed Consolidation Financial Statements.

Assets held for sale write-down – During the third quarter of 2011, CompX recorded a write-down on assets held for sale totaling $1.1 million. During the third quarter of 2010, CompX recorded a write-down on assets held for sale of $.5 million. See Note 15 to our Condensed Consolidation Financial Statements.

Income from operations – Income from operations decreased to $1.5 million for the third quarter of 2011 from $3.1 million in the third quarter of 2010 and improved to $13.4 million in the first nine months of 2011 compared to $7.8 million for the same period in 2010. Income from operations in the third quarter decreased primarily due to the negative impact of higher raw material costs, a less favorable product sales mix and a $1.1 million write-down on assets held for sale in the third quarter of 2011 as compared to a $.5 million write-down on assets held for sale in the third quarter of 2010.

Income from operations for the nine month comparative period improved primarily due to the positive impact of the litigation settlement gain in 2011 and lower related litigation expense, partially offset by facility consolidation costs and related production inefficiencies, higher raw material costs, a $1.1 million write-down on assets held for sale in the third quarter of 2011 as compared to a $.5 million write-down in the third quarter of 2010 and relative changes in currency exchange rates.

Currency – CompX’s Furniture Components business has substantial operations and assets which are located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in non-U.S. currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. CompX’s Furniture Component business’s net sales were positively impacted while its income from operations was negatively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year.

Impact of changes in currency exchange rates Three months ended September 30, 2011 vs. September 30, 2010
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency
	2010	2011	Change	changes	impact
	(in thousands)
Impact on:
Net sales	$—	$—	$—	$159	$159
Income from operations	(127)	369	496	(644)	(148)

Impact of changes in currency exchange rates Nine months ended September 30, 2011 vs. September 30, 2010
	Transaction gains/(losses)			Translation gain/loss- impact of rate	Total currency
	2010	2011	Change	changes	impact
	(in thousands)
Impact on:
Net sales	$—	$—	$—	$491	$491
Income from operations	(60)	412	472	(1,556)	(1,084)

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

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2010	2011	Change	2010	2011	Change
	(Dollars in thousands)
Net sales:
Security Products	$17,723	$18,077	2%	$51,740	$54,261	5%
Furniture Components	16,119	15,588	(3)%	44,504	44,630	—%
Marine Components	1,898	2,071	9%	6,680	6,864	3%

Total net sales	$35,740	$35,736	—%	$102,924	$105,755	3%

Gross margin:
Security Products	$5,770	$5,738	(1)%	$16,617	$17,555	6%
Furniture Components	3,753	2,552	(32)%	10,136	8,479	(16)%
Marine Components	175	244	39%	899	1,017	13%

Total gross margin	$9,698	$8,534	12%	$27,652	$27,051	(2)%

Income from operations:
Security Products	$3,680	$3,550	(4)%	$10,261	$10,911	6%
Furniture Components	1,630	711	(56)%	2,715	8,351	208%
Marine Components	(393)	(252)	36%	(840)	(664)	21%
Corporate operating expense(a)	(1,778)	(2,530)	(42)%	(4,323)	(5,221)	(21)%

Total income from CompX operations	$3,139	$1,479	(53)%	$7,813	$13,377	71%

Gross margin as a percentage of net sales:
Security Products	33%	32%		32%	32%
Furniture Components	23%	16%		23%	19%
Marine Components	9%	12%		13%	15%

Total gross margin	27%	24%		27%	26%

Operating income margin:
Security Products	21%	20%		20%	20%
Furniture Components	10%	5%		6%	19%
Marine Components	(21)%	(12)%		(13)%	(10)%

Total income from CompX operations margin	9%	4%		8%	13%

(a)	Corporate operating expense includes $.5 million and $1.1 million of write-downs of assets held for sale in the third quarter of 2010 and the third quarter of 2011, respectively.

Security Products. Security Products net sales increased 2% in the third quarter and 5% in the first nine months of 2011 compared to the same periods last year. The increase in sales is primarily due to improved customer order rates across most customers with a slightly greater increase among transportation market customers resulting from improved economic conditions in North America. As a percentage of net sales, gross margin and income from operations decreased approximately 1% for the third quarter of 2011 as compared to the prior year due to the net effects of (i) a decrease of 2% primarily due to higher raw material costs and (ii) a 1% increase primarily due to lower depreciation expense resulting from assets that became fully depreciated in 2010.

For the 2011 nine month period compared to the same period in 2010, the gross margin and income from operations percentages were comparable as the impact of the items noted above on the third quarter comparisons were mitigated by first and second quarter 2011 margins that were slightly better than the comparable periods in 2010 that resulted from greater leverage of fixed manufacturing costs and selling, general and administrative costs with higher level of sales in each of the 2011 periods.

Furniture Components. Furniture Components net sales decreased 3% in the third quarter of 2011 compared to the same period last year and were comparable in the first nine months of 2011 in relation to the same period in the prior year. The decrease in sales for the third quarter is primarily due to lower ergonomic product sales in 2011 due to several one-time customer projects in 2010 that were not repeated or replaced in 2011, partially offset by approximately $.6 million of sales relating to the ergonomic component products business acquired in the third quarter of 2011. Lower ergonomic sales for the nine month period are offset by higher precision slide sales over the same comparative period.

Gross margin percentage decreased by approximately 7% for the quarter and by approximately 4% for the nine month comparative periods. The decrease in gross margin percentage for the third quarter was primarily due to (i) a 4% impact from negative changes in currency exchange rates, (ii) a 2% impact of lower ergonomic product sales which have higher margins than slide product sales, and (iii) a 1% impact of higher steel costs that were recovered through surcharges but which negatively impacted margin percentage. The decrease in gross margin percentage for the nine month period was primarily due to (i) a 3% impact from negative changes in currency exchange rates and (ii) a 1% impact of higher steel costs that were recovered through surcharges but which negatively impacted margin percentage as surcharges increased sales with no additional contribution above the steel cost. The impact of the acquired ergonomics component business on gross margin percentage for the third quarter and for the nine month period of 2011 was not significant.

On a percentage basis, CompX’s Furniture Components income from operations decreased 5% for the quarter primarily due to the above noted items impacting gross margin. For the nine month comparative period, Furniture Components income from operations includes: (i) a patent litigation settlement gain of $7.5 million recognized in the first quarter of 2011, (ii) patent litigation expenses of $2.1 million and $.2 million in 2010 and 2011, respectively and (iii) facility consolidation costs of approximately $2.0 million in 2011. Excluding the patent litigation settlement gain, patent litigation expenses and facility consolidation costs, income from operations percentage decreased 4% in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the decrease in gross margin for the comparative period as noted above. See Notes 12 and 15 to the Condensed Consolidated Financial Statements regarding the litigation settlement gain and the facility consolidation costs in the first quarter of 2011, respectively.

In July of 2011, CompX completed an acquisition of an ergonomic component products business for cash consideration of the equivalent of approximately $4.9 million. The acquisition is intended to expand CompX’s Furniture Components ergonomics product line. See Note 8 to our Condensed Consolidated Financial Statements.

Marine Components. Marine Components net sales increased $173,000, or 9%, and increased $184,000, or 3%, in the third quarter and nine month periods in 2011 compared to the same periods in the prior year, respectively. As a percentage of net sales, gross margin and income from operations increased for the third quarter and nine month periods of 2011 compared to the respective 2010 periods primarily due to increased leverage of fixed costs as a result of the higher sales in the third quarter and lower intangible amortization expense.

Outlook – Demand for CompX’s products increased during the first quarter of 2011 compared to the prior year as conditions in the overall economy improved. However, during the latter part of the second quarter and continuing into the third quarter, customer orders were flat which appeared to be consistent with the overall economic activity in North America during the period. It is uncertain whether sales growth will return over the next several months. While changes in market demand are not within its control, CompX is focused on the areas it can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. CompX expects its continuous lean manufacturing and cost improvement initiatives, such as the consolidation of its Furniture Components facilities, will positively impact productivity and result in a more efficient infrastructure. Additionally, CompX continues to seek opportunities to gain market share in markets it currently serves, expand into new markets and develop new product features in order to mitigate the impact of changes in demand as well as broaden its sales base.

Volatility in the costs of commodity raw materials is ongoing. CompX’s primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 17% of its total cost of sales. Compared to the first nine months of 2010, CompX’s cost of these raw materials increased in 2011 between approximately 14% and 24%. CompX generally seeks to mitigate the impact of fluctuations in commodity raw material costs on its margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time. In the event CompX is unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by its products. Additionally, significant surcharges may negatively affect CompX’s margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be affected by commodity raw material cost pressures as is currently the case.

As discussed in Note 12 to the Condensed Consolidated Financial Statements, CompX has been involved in certain patent infringement litigation, which has in the past resulted in it incurring significant litigation expense. With the settlement reached during the first quarter of 2011, CompX does not expect to incur significant litigation expense relating to these patent infringement claims going forward.

The U.S. dollar weakened in 2011 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of CompX’s non-U.S. operations. At the end of the third quarter the U.S. dollar significantly strengthened although we expect this to be temporary and expect the U.S. dollar will weaken during the fourth quarter and remain below rates that were in effect in 2010, which will likely have a negative impact on

CompX’s 2011 results in comparison to 2010. When practical, CompX will seek to mitigate the negative impact of changes in currency exchange rates on its results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates.

General corporate and other items

Insurance recoveries – We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts we received from these insurance carriers. Substantially all of the insurance recoveries we recognized in the third quarter 2011 relate to a new settlement we reached with one of our insurance carriers in September 2011 in which they agreed to reimburse us for a portion of our past lead pigment litigation defense costs.

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

In addition to insurance recoveries discussed above, in the first nine months of 2010 we recognized an insurance recovery in connection with the litigation settlement discussed below. We had insurance coverage for a portion of the litigation settlement and a substantial portion of the insurance recoveries we recognized in the first nine months of 2010 relates to such coverage.

Litigation settlement expense and corporate expense – Corporate expenses were $4.7 million in the third quarter of 2011, $1.1 million or 32% higher than in the third quarter of 2010 primarily due to higher litigation and related expense and higher environmental remediation and related expense in 2011. Included in corporate expense in the third quarter of 2011 and 2010 are:

•	litigation and related costs of $2.4 million in 2011 compared to $1.6 million in 2010 and

•	environmental remediation and related expense of $.7 million in 2011, compared to $.5 million in 2010.

Corporate expenses were $20.4 million in the first nine months of 2011, $9.6 million or 89% higher than in the first nine months of 2010 due to higher environmental remediation and related expense in 2011 partially offset by lower litigation and related costs. Our results of operations in the first nine months of 2010 include the previously-reported litigation settlement expense of $32.2 million. Included in corporate expense in the first nine months of 2011 and 2010 are:

•	litigation and related costs of $5.4 million in 2011 compared to $6.6 million (exclusive of the $32.2 million above) in 2010 and

•	environmental remediation and related expense of $10.5 million in 2011, compared to a credit of $.4 million in 2010.

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

Provision for income taxes – We recognized income tax expense of $11.5 million and $19.4 million in the third quarter and first nine months of 2011, respectively, as compared to income tax expense of $5.1 million and $9.7 million in the third quarter and first nine months of 2010, respectively. The higher income tax expense recognized during the three and nine month periods ended September 30, 2011 is primarily attributable to higher equity in earnings of Kronos. See Note 11 to our Condensed Consolidated Financial Statements for a tabular reconciliation between our effective income tax rates and the U.S. federal statutory income tax rate of 35%.

Our income tax expense in the first nine months of 2010 includes an aggregate $1.9 million provision for deferred income taxes on the pre-2005 undistributed earnings of CompX’s Taiwanese subsidiary.

Noncontrolling interest in subsidiary – Noncontrolling interest in net income of subsidiary increased $.6 million in the first nine months of 2011 as compared to the first nine months of 2010 due to higher earnings of CompX in 2011.

Equity in net income of Kronos Worldwide, Inc.

As a result of Kronos’ November 2010 secondary public offering of 8.97 million shares of its common stock in an underwritten offering, our average ownership interest in Kronos was reduced from approximately 36% in the second quarter of 2010 to 30% in the third quarter of 2011.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2010	2011	Change	2010	2011	Change
	(In millions)			(In millions)
Kronos:
Net sales	$376.6	$548.0	46%	$1,076.4	$1,505.9	40%
Cost of sales	280.4	337.1	20%	834.5	951.6	14%

Gross margin	$96.2	$210.9		$241.9	$554.3

Income from operations	$57.0	$156.6	175%	117.5	403.2	243%
Interest and dividend income	—	1.1	100%	.1	4.5	100%
Gain (loss) on prepayment of debt	—	.1	100%	—	(3.2)	100%
Interest expense	(9.0)	(8.1)	(10)%	(29.2)	(26.2)	(10)%

	48.0	149.7		88.4	378.3
Income tax expense (benefit)	15.9	63.8	301%	(5.7)	143.1	n.m.

Net income	$32.1	$85.9		$94.1	$235.2

Percentage of net sales:
Cost of sales	75%	62%		78%	63%
Income from operations	15%	28%		11%	27%

Equity in net income of Kronos Worldwide, Inc.	$11.6	$26.1		$33.9	$71.5

TiO2 operating statistics:
Sales volumes*	138	136	(1)%	408	406	(1)%
Production volumes*	134	134	—%	392	409	4%

Change in TiO2 net sales:
TiO2 product pricing			41%			37%
TiO2 sales volumes			(1)%			(1)%
TiO2 product mix			(4)%			(2)%
Changes in currency exchange rates			10%			6%

Total			46%			40%

*	Thousands of metric tons

n.m. not meaningful

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Current TiO2 industry conditions – Throughout 2010 and continuing into 2011, global customer demand for Kronos’ TiO2 products continued to strengthen, and its production facilities operated at near full practical capacity rates. Kronos has increased TiO2 selling prices throughout 2010 and into the first nine months of 2011, resulting in increased profitability and cash flows. Provided global demand for TiO2 products remains strong, Kronos expects the overall level of worldwide TiO2 inventories to remain low for several years due to the constraints of adding significant new production capacity, especially for premium grades of TiO2 products through the chloride process. Given these current dynamics in the TiO2 industry, as well as the expectation for increases in Kronos’ manufacturing costs discussed below, we anticipate further implementation of TiO2 selling price increases. Overall, based on positive market dynamics in the TiO2 industry, we expect Kronos’ profitability and cash flows to increase in 2011 and in the foreseeable future.

Net sales – Kronos’ net sales in the third quarter of 2011 increased 46%, or $171.4 million, compared to the third quarter of 2010 primarily due to a 41% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

While the amount of inventory available for shipment in the third quarter of 2011 increased due to higher production volumes in the first nine months of the year and global demand for Kronos’ TiO2 products continues to be strong, sales volumes were 1% lower than in the third quarter of 2010 primarily due to the scheduling and availability of products for shipment. In addition, Kronos estimates the favorable effect of changes in currency exchange rates increased its net sales by approximately $38 million, or 10%, as compared to the third quarter of 2010, while relative changes in mix of the various grades of its products sold decreased net sales by approximately $15 million, or 4%.

Kronos’ net sales in the nine months ended September 30, 2011 increased 40%, or $429.5 million, compared to the nine months ended September 30, 2010 primarily due to a 37% increase in average TiO2 selling prices.

While the amount of inventory available for shipment in the first nine months of 2011 increased due to higher production volumes and global demand for its TiO2 products continues to be strong, Kronos’ sales volumes in the first nine months of 2011 were 1% lower than in the first nine months of 2010 primarily due to the scheduling of available products for shipment. Kronos expects that overall demand will continue to remain high for the remainder of the year. In addition, Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $66 million, or 6%, as compared to the first nine months of 2010, while relative changes in mix of the various grades of its products sold decreased net sales by approximately $22 million, or 2%.

Cost of sales – Kronos’ cost of sales increased $56.7 million or 20% in the third quarter of 2011 compared to 2010 due to the net impact of higher raw material costs of $17.3 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $3.6 million and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 62% in the third quarter of 2011 compared to 75% in the third quarter of 2010 primarily due to the effect of higher selling prices.

Kronos’ cost of sales increased $117.1 million or 14% in the nine months ended September 30, 2011 compared to the same period in 2010 due to the net impact of a 4% increase in TiO2 production volumes, higher raw material costs of $47.9 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $11.3 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 63% in the first nine months of 2011 compared to 78% in the same period in 2010 primarily due to the effects of higher selling prices and to the benefit of higher production volumes in 2011.

Income from operations – Kronos’ income from operations increased by $99.6 million from $57.0 million in the third quarter of 2010 to $156.6 million in the third quarter of 2011. Income from operations as a percentage of net sales increased to 28% in the third quarter of 2011 from 15% in the same period for 2010. This increase was driven by the improvement in gross margin, which increased to 38% for the third quarter of 2011 compared to 25% for the third quarter of 2010. Kronos’ gross margin increased primarily because of the effect of higher selling prices which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Changes in currency exchange rates had an insignificant impact on Kronos’ income from operations in the third quarter of 2011 as compared to the same period in 2010.

Kronos’ income from operations increased by $285.7 million from $117.5 million in the first nine months of 2010 to $403.2 million in the first nine months of 2011. Income from operations as a percentage of net sales increased to 27% in the first nine months of 2011 from 11% in the same period for 2010. This increase was driven by the improvement in gross margin, which increased to 37% for the first nine months of 2011 compared to 22% for the same period in 2010. Kronos’ gross margin increased primarily because of the effects of higher selling prices and the benefit of higher production volumes, both of which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $3 million in the first nine months of 2011 as compared to the same period in 2010.

Other non-operating income (expense) – In March 2011, Kronos redeemed euro 80 million of its 6.5% Senior Secured Notes and borrowed under its European revolving credit facility in order to fund the redemption. During the third quarter of 2011, Kronos repurchased in open market transactions an aggregate euro 30.4 million principal amount of its Senior Secured Notes (including euro 3.0 million for which settlement did not occur until October 2011). In the first quarter of 2011, Kronos recognized a $3.3 million pre-tax interest charge related to the redemption of euro 80 million of the 6.5% Senior Secured Notes, consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed net Senior Notes. In the third quarter of 2011, Kronos recognized a $.1 million net gain on the euro 30.4 million principal amount of Senior Notes repurchased in open market transactions.

Kronos’ interest expense decreased $.9 million from $9.0 million in the third quarter of 2010 to $8.1 million in the third quarter of 2011 due to the net effects of the prepayments and open market repurchases of a portion of the 6.5% Senior Secured Notes as discussed above and changes in currency exchange rates.

Kronos’ interest expense decreased $3.0 million from $29.2 million in the nine months ended September 30, 2010 to $26.2 million in the nine months ended September 30, 2011 due to the net effects of the prepayment and open market purchases of a portion of the 6.5% Senior Secured Notes as discussed above, and changes in currency exchange rates. The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ income tax provision was $63.8 million in the third quarter of 2011 compared to $15.9 million in the same period last year. This increase was primarily due to improved income from operations in the third quarter of 2011 compared to the third quarter of 2010.

Kronos’ income tax provision was $143.1 million in the first nine months of 2011 compared to an income tax benefit of $5.7 million in the same period last year. This increase in provision for income taxes was primarily due to improved income from operations in the first nine months of 2011 compared to the same period in 2010 and a $13.2 million third quarter 2011 provision for U.S. incremental income taxes on current earnings repatriated from Kronos’ German subsidiary, which earnings were used to fund a portion of the repurchases of its Senior Secured Notes as discussed above. In addition, Kronos’ income tax benefit in 2010 includes a first quarter income tax benefit of $35.2 million related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of German corporate and trade tax net operating loss carryforwards.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $952 million for German corporate purposes and $349 million for German trade tax purposes at December 31, 2010). At September 30, 2011, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if economic conditions for Kronos’ German operations were to become unfavorable for an extended period of time, or if Kronos were to generate losses at its German operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates Three months ended September 30, 2011 vs. September 30, 2010
	Transaction gains/ (losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact
	2010	2011	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$38	$38
Income from operations	5	(2)	(7)	7	—

Impact of changes in currency exchange rates Nine months ended September 30, 2011 vs. September 30, 2010
	Transaction gains/ (losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact
	2010	2011	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$66	$66
Income from operations	5	—	(5)	2	(3)

Outlook – During the first nine months of 2011 Kronos operated its production facilities at near full practical capacity levels, consistent with its operating rates throughout 2010. Kronos currently expects to continue to operate its facilities at near full practical capacity levels throughout the remainder of 2011. While Kronos will continue to work on debottlenecking projects throughout the remainder of 2011 in order to increase production capacity, we believe such debottlenecking projects will produce relatively nominal increases in its capacity and as a result Kronos’ overall production volumes for 2011 will not be increased significantly as compared to 2010.

Given Kronos’ expectations for the level of increased production capacity in 2011 discussed above, Kronos similarly expects that sales volumes in 2011 will not increase significantly as compared to 2010.

Kronos implemented significant increases in TiO2 selling prices throughout 2010 and the first nine months of 2011. Kronos’ average TiO2 selling prices were 41% higher in the third quarter of 2011 as compared to the third quarter of 2010, and its average selling prices at the end of the third quarter of 2011 were 10% higher as compared to the end of the second quarter of 2011 and were 32% higher as compared to the end of 2010. As a result, and based on expected continuation of strong demand levels and increases in manufacturing costs discussed below, Kronos anticipates its average selling prices will continue to increase during the remainder of 2011.

Throughout 2011, Kronos has seen, and expects to continue to see, significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke, energy and freight costs which are being driven in part by escalating worldwide fuel prices. Overall, Kronos currently expects the per metric ton cost of TiO2 it produces will increase approximately 10% to 15% in 2011 as compared to 2010. Given the current conditions for the TiO2 industry discussed above, Kronos was able to, and expects to continue to be able to recoup such higher costs through additional selling price increases.

Overall, Kronos expects that income from operations will continue to be significantly higher in the remainder of 2011 as compared to the same periods of 2010, as the favorable effect of higher selling prices will more than offset the impact of higher production costs.

Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances. If actual developments differ from its expectations, Kronos’ results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations. Cash flows provided by operating activities were $24.0 million in the first nine months of 2011 compared to cash flows used in operating activities of $4.9 million in the first nine months of 2010. The $28.9 million increase in cash provided by operating activities in 2011 is primarily due to the net effect of:

•

aggregate dividends from Kronos of $32.6 million in the first nine months of 2011 (including $17.6 million attributable to Kronos’ special dividend of $.50 per share) compared to nil in the first nine months of 2010,

•

higher results from operations in 2011 of $6.2 million (including the impact of CompX’s patent litigation settlement gain in 2011 partially offset by $2.0 million in facility consolidation costs, and excluding the impact of each of the litigation settlement expense and insurance recoveries in 2010),

•	the $19.0 million paid in 2010 related to the litigation settlement expense,

•

lower cash received for insurance recoveries in 2011 of $18.2 million, due primarily to an insurance recovery of $16.1 million recognized in the third quarter of 2011 which was not collected until early October 2011,

•

higher amount of net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2011 of $7.8 million, including accruals related to environmental and related matters,

•	higher cash paid for income taxes in 2011 of $2.2 million, and

•	higher cash paid for interest in 2011 of $1.6 million mainly due to timing of interest payments as discussed in Note 8 to our Condensed Consolidated Financial Statements.

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

	Nine months ended September 30,
	2010	2011
	(In millions)

Cash provided by (used in) operating activities:
CompX	$5.8	$8.3
NL Parent and wholly-owned subsidiaries	(6.7)	19.7
Eliminations	(4.0)	(4.0)

Total	$(4.9)	$24.0

Relative changes in working capital can have a significant effect on cash flows from operating activities. Overall, September 30, 2011 days sales outstanding compared to December 31, 2010 is in line with expectations. The days in inventory at September 30, 2011 improved slightly from December 31, 2010 due to targeted inventory reduction initiatives.

For comparative purposes we have provided comparable prior year numbers below.

	December 31, 2009	September 30, 2010	December 31, 2010	September 30, 2011

Days sales outstanding	37 Days	45 Days	41 Days	42 Days
Days in inventory	64 Days	63 Days	70 Days	67 Days

Investing and financing activities

Net cash used in investing activities totaled $3.8 million in the first nine months of 2011 compared to net cash provided of $4.5 million in the first nine months of 2010.

During 2011:

•	we had $1.8 in capital expenditures, substantially all of which related to CompX,

•	CompX acquired an ergonomic component products business for $4.9 million, and

•

we reduced restricted cash and restricted marketable securities by $.8 million due to the release of funds to us from escrow related to a reduction of financial assurance as required on an environmental remediation project.

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

Net cash used in financing activities totaled $21.2 million in the first nine months of 2011 compared to $11.6 million in the first nine months of 2010.

During 2011:

•	we repaid a net $.4 million on a promissory note with Valhi,

•	CompX repaid $3.0 million that was outstanding under its credit facility at December 31, 2010,

•	CompX borrowed $5.3 million in connection with its acquisition of an ergonomic products business,

•	CompX repaid $4.8 million in principal on its promissory note payable to affiliate,

•	we paid $18.2 million, or $.375 per share, in dividends, and

•	CompX paid $.6 million in dividends to shareholders other than us.

In the third quarter of 2011, CompX borrowed $5.3 million under the credit facility in connection with the acquisition discussed in Note 8 to our Condensed Consolidated Financial Statements. At September 30, 2011 CompX could borrow the full amount of the remaining capacity of its credit facility without violating any debt covenants. CompX’s credit facility expires in January 2012 and it expects to renew the credit facility prior to its expiration.

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

CompX and Kronos are in compliance with all of their debt covenants at September 30, 2011. Our and our affiliates’ ability to borrow funds under our credit facilities in the future will, in some instances, depends in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities. We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of short-term indebtedness and dividends (if declared).

At September 30, 2011, we had an aggregate of $19.0 million of restricted and unrestricted cash and cash equivalents. A detail by entity is presented in the table below. Of the $8.5 million aggregate cash and cash equivalents held by CompX, $4.3 million was held by its non-U.S. subsidiaries.

Amount
(In millions)

CompX	$8.5
NL Parent and wholly-owned subsidiaries	10.5

Total	$19.0

In addition, at September 30, 2011 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $281.2 million. See Note 4 to the Condensed Consolidated Financial Statements.

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

We believe that cash generated from operations together with cash on hand will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for both the next 12 months and five years. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected. If actual developments differ from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis. At September 30, 2011 we had $10.9 million outstanding on the note with Valhi which we repaid in full in October 2011. The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion. In addition, CompX had an outstanding balance of $37.5 million on its promissory note payable with TIMET. In October 2011, CompX collected the $15.0 million principal amount due under its promissory note receivable and subsequently made a $15.0 million prepayment on the promissory note payable to affiliate. See Note 8 to the Condensed Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at September 30, 2011 approximated $1.5 million. CompX’s 2011 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain its facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos’ board of directors determined to resume its regular quarterly dividend in the fourth quarter of 2010. In February 2011 Kronos’ board of directors declared and paid a special cash dividend of $.50 per share of its common stock. In addition, in May 2011, Kronos’ board of directors approved a 2-for-1 stock split of its common stock and declared a regular quarterly dividend of $.15 per share post stock split. Based on the 35.2 million shares of Kronos we held at September 30, 2011, we would receive annual dividends from Kronos of $21.1 million at the current $.15 per share quarterly rate. CompX currently pays a regular quarterly dividend of $.125 per share. At that rate, and based on the 10.8 million shares of CompX we held at September 30, 2011, we would receive annual dividends from CompX of $5.4 million. In May 2011 Valhi’s board of directors increased Valhi’s regular quarterly dividend from $.10 per share to $.125 per share. Based on the 4.8 million shares of Valhi we held at September 30, 2011, we would receive annual dividends from Valhi of $2.4 million at the current $.125 per share rate. In addition, during May 2011 TIMET’s board of directors resumed its regular quarterly dividend of $.075 per share in the second quarter of 2011. Based on the 1.4 million shares of TIMET we held at September 30, 2011, we would receive annual dividends from TIMET of $.4 million at the current $.075 per share rate.

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2010 Annual Report and Note 12 to our Condensed Consolidated Financial Statements. There have been no material changes in these market risks during the first nine months of 2011.

CompX has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting – There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 11 to our Condensed Consolidated Financial Statements, to our 2010 Annual Report and to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). In October 2011, the United States Court of Appeals for the Third Circuit reversed the dismissal of the case and remanded it to the district court for further proceedings.

ASARCO LLC. v. NL Industries, Inc., et al.(SEMO). (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). In September 2011, we were served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to the Southeast Missouri Mining District (“SEMO” or “SEMO Sites”). We intend to deny liability and to defend vigorously against all of the claims.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2010 Annual Report. There have been no material changes to such risk factors during the nine months ended September 30, 2011.

Item 6.	Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: November 2, 2011	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date: November 2, 2011	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)