Form 10-K
period 2011-12-31
NL INDUSTRIES INC
filed 2012-03-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 1-640

NL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700,

Dallas, Texas 75240-2697

(Address of principal executive offices) (Zip Code)

(972) 233-1700

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No   ☒

If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No ☒

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No  ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No   ☒

The aggregate market value of the 6.7 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2011 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $123 million.

As of February 29, 2012, 48,662,884 shares of the Registrant’s common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

Organization

At December 31, 2011, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries held approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products;

•	The extent of the dependence of certain of our businesses on certain market sectors;

•	The cyclicality of our businesses (such as Kronos’ TiO2 operations);

•	Changes in raw material and other operating costs (such as energy, ore and steel costs)and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

•	Changes in the availability of raw material (such as ore);

•

General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products);

•	Possible disruption of Kronos’ or CompX’s business, or increases in our cost of doing business resulting from terrorist activities or global conflicts;

•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China);

•	Customer and competitor strategies;

•	Potential consolidation of Kronos’ competitors;

•	Demand for office furniture;

•	Substitute products;

•	The impact of pricing and production decisions;

•	Competitive technology positions;

•	Potential difficulties in upgrading or implementing new manufacturing and accounting software systems;

•	The introduction of trade barriers;

•	The impact of current or future government regulations (including employee healthcare benefit related regulations;

•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar), or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro;

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);

•	The timing and amounts of insurance recoveries,

•	Our ability to maintain sufficient liquidity;

•	The extent to which our subsidiaries were to become unable to pay us dividends;

•	CompX’s and Kronos’ ability to renew or refinance debt;

•	CompX’s ability to comply with covenants contained in its revolving bank credit facility;

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;

•	Potential difficulties in integrating completed or future acquisitions;

•	Decisions to sell operating assets other than in the ordinary course of business;

•	Uncertainties associated with the development of new product features;

•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria;

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

Component Products CompX International Inc. — 87% owned at December 31, 2011	CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries including office furniture, recreational transportation (including boats), mailboxes, toolboxes, home appliances, banking equipment, vending equipment and computer related equipment. CompX has production facilities in North America and Asia.

Chemicals Kronos Worldwide, Inc. — 30% owned at December 31, 2011	Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, which are used for imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper and other industrial and consumer “quality-of-life” products. Kronos has production facilities in Europe and North America. Sales of TiO2 represented about 92% of Kronos’ total sales in 2011, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Kronos for all periods discussed to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split.

COMPONENT PRODUCTS—COMPX INTERNATIONAL INC.

Industry Overview—Through our majority-owned subsidiary, CompX, we manufacture components that are sold to a variety of industries including office furniture, recreational transportation (including boats), mailboxes, toolboxes, home appliances, banking equipment, vending equipment and computer-related equipment. While a significant portion of our sales are to the office furniture market (32% in 2011 and 33% in each of 2010 and 2009), we continuously seek to diversify into new markets and identify new applications and features for our products which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, Operations and Products-—CompX’s Security Products business, with one manufacturing facility in South Carolina and one in Illinois shared with the Marine Components business, manufactures mechanical and electronic cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments and gas station security. We believe we are a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;

•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64 (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure) and TuBar®; and

•

our innovative eLock and Stealthlock electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of CompX’s Security Products sales consists of products with specialized adaptations to an individual customer’s specifications, some of which are listed above. CompX also has a standardized product line suitable for many customers, which is offered through a North American distribution network to lock distributors and smaller original equipment manufacturers (“OEMs”) via its STOCK LOCKS® distribution program.

CompX’s Furniture Components business, with facilities in Canada and Taiwan, manufactures a complete line of precision ball bearing slides and computer keyboard, monitor and CPU support systems for use in applications such as file cabinets, desks, computer server racks, wall mounted computer applications, home appliances, tool storage cabinets, imaging equipment, automated teller machines and other applications. These products are manufactured to customer specifications and include:

•	the patented Integrated Slide Lock which allows a file cabinet manufacturer to reduce the possibility of multiple drawers being opened at the same time;

•	the patented adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as mechanic tool boxes, from opening while in movement;

•	the Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers;

•	articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible user strains and stress and maximize usable workspace), along with the patented LeverLock keyboard arm, which is designed to make ergonomic adjustments to the keyboard arm easier;

•	CPU storage devices which minimize adverse effects of dust and moisture on desktop computers;

•	flat panel computer monitor support systems designed to support one to eight screens which can be adjusted for tilt, swing and rotation to enable achievement of the correct ergonomic position; and

•

keyboard, monitor and CPU wall mounts that retract against a wall for use in healthcare environments such as hospital rooms where healthcare professionals need access to technology that can be recessed against a wall when not in use.

CompX’s Marine Components business, with a facility in Wisconsin and a facility shared with the Security Products business in Illinois, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance and ski/wakeboard boats. CompX’s specialty marine component products are high-precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;

•	high performance gauges such as GPS speedometers and tachometers;

•	controls, throttles, steering wheels and other billet aluminum accessories; and

•	dash panels, LED lighting, rigging and other accessories.

CompX operated five manufacturing facilities at December 31, 2011 including one facility in Grayslake, Illinois that houses operations relating to Security Products and Marine Components.

Security Products	Furniture Components	Marine Components
Mauldin, SC Grayslake, IL	Kitchener, Ontario Taipei, Taiwan	Neenah, WI Grayslake, IL

Raw Materials—CompX’s primary raw materials are:

•	coiled steel (used in the Furniture Components business for the manufacture of precision ball bearing slides and ergonomic computer support systems);

•	zinc and brass (used in the Security Products business for the manufacture of locking mechanisms);

•	stainless steel (used primarily in the Marine Components business for the manufacture of exhaust headers, pipes and other components); and

•	plastic resins (used primarily in the Furniture Components business for injection molded plastics in the manufacture of ergonomic computer support systems).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 18% of our total cost of sales for 2011.

CompX occasionally enters into short-term supply arrangements for its commodity related raw materials to mitigate the impact of future increases in raw material prices that are affected by commodity markets. These arrangements generally provide for stated unit prices based upon specified purchase volumes which helps us stabilize our commodity related raw material costs to a certain extent. Commodity-related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins can be affected by commodity related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks – CompX holds a number of patents relating to component products, certain of which are believed to be important to us and its continuing business activity. Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than one year to 11 years at December 31, 2011. CompX’s major trademarks and brand names include:

Security Products	Furniture Components	Marine Components
CompX® Security Products™	CompX® Precision Slides	Custom Marine®
National Cabinet Lock™	CompX® Waterloo	Livorsi® Marine
Fort Lock™	CompX ErgonomX®	Livorsi II® Marine
Fort®	Dynaslide®	CMI™ Industrial Mufflers
Timberline®	Waterloo Furniture	Custom Marine™ Stainless
Chicago Lock®	Components Limited®	Exhaust
STOCK LOCKS®	WFC™	The #1 Choice in
KeSet®		Performance Boating®
TuBar®		Mega Rim®
ACE®		Race Rim®
ACE® II		CompX Marine®
CompX eLock®
Lockview® Software
System64®

Sales, marketing and distribution—A majority of CompX’s component sales are direct to large OEM customers through our factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturers’ representatives. We select manufacturers’ representatives based on special skills in certain markets or relationships with current or potential customers.

A significant portion of CompX’s Security Products sales is made through distributors. We have a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel. We support our locksmith distributor sales with a line of standardized products used by the largest business of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

A significant portion of CompX’s Furniture Component ergonomic product sales is made through value-added resellers and distributors. Value-added resellers generally provide services to end-customers in addition to those of a distributor, such as installation services or packaging our products with other products. We support our ergonomic value-added resellers by providing them with products that may be customized or packaged to meet their needs. We support our ergonomic distributor sales with a line of standardized products used by the largest business of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

In 2011, CompX’s ten largest customers accounted for approximately 37% of our total sales; however, no one customer accounted for more than 10% of our sales. Of the 37% of total sales, 15% related to three Security Products customers, 9% related to four Furniture Components customers and 13% related to three customers in both Security Products and Furniture Components. Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

Competition—The markets in which CompX participates are highly competitive. CompX competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. CompX focuses its efforts on the middle and high-end businesses of the market, where product design, quality, durability and service are valued by the customer. The Security Products and Furniture Components business compete against a number of U.S. and non-U.S. manufacturers. The Marine Components business competes with small U.S. manufacturers and is minimally affected by non-U.S. competitors.

International Operations—CompX has substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan. The majority of our 2011 non-U.S. sales are to customers located in Canada. These operations are subject to, among other things, currency exchange rate fluctuations. Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss. We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or a similar event. We cannot predict, however, whether events of this type in the future could have a material adverse effect on our operations. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Regulatory and Environmental Matters—CompX’s operations are subject to federal, state, local and non-U.S. laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes (“Environmental Laws”). CompX’s operations are also subject to federal, state, local and non-U.S. laws and regulations relating to worker health and safety. We believe that CompX is in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Employees—As of December 31, 2011, CompX employed the following number of people:

United States	457
Canada(1)	254
Taiwan	83

Total	794

(1)	Approximately 74% of the Canadian employees are represented by a labor union covered by a collective bargaining agreement. A new collective bargaining agreement, providing for wage increases from 1% to 2%, was ratified in January 2012 and expires in January 2015.

We believe our labor relations are good at all of our facilities.

CHEMICALS—KRONOS WORLDWIDE, INC.

Business Overview—Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”), a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provides technical services for its products to over 4,000 customers in approximately 100 countries with the majority of sales in Europe and North America. We believe that Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

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

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Although there are other white pigments on the market, we believe that there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets. However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe that these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3.3% since 1990. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2. Kronos believes that North America and Western Europe currently account for approximately 16% and 22% of global TiO2 consumption, respectively. Markets for TiO2 are increasing in South America, Eastern Europe, the Far East and China and we believe these are significant markets that will continue to grow as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has modestly increased primarily due to debottlenecking existing production facilities. However, during 2008 and 2009, several TiO2 manufacturers permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues. Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories. As a result of these factors, TiO2 selling prices began to increase in the second half of 2009 and continued to increase throughout 2010 and 2011. Further increases in TiO2 selling prices are expected to be implemented in 2012.

Products and End-Use Markets—Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 90 years. We believe that Kronos is the largest producer of TiO2 in Europe with approximately one-half of its sales volumes attributable to markets in Europe. The table below shows Kronos’ market share for its significant markets for Europe and North America for the last three years. Market share data prior to 2011 has been restated to include China, India and certain other smaller global markets.

	2009	2010	2011
Europe	18%	19%	19%
North America	17%	18%	17%

We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 10% share of worldwide TiO2 sales volume in 2011. Overall, Kronos is the world’s third-largest producer of TiO2.

Kronos offers customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to customers in either a powder or slurry form via rail, truck or ocean carrier. Sales of its core TiO2 pigments represented approximately 92% of Kronos’ net sales in 2011. Kronos and its agents and distributors primarily sell and provide technical services for Kronos’ products in three major end-use markets: coatings, plastics and paper. The following tables show Kronos’ approximate sales volume by geographic region and end use for the year ended December 31, 2011:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End Use
Europe	53%	Coatings	53%
North America	32%	Plastics	35%
Asia Pacific	10%	Other	8%
Rest of world	5%	Paper	4%

Some of the principal applications for Kronos’ products include coatings, plastics and paper.

Kronos produces high purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste. Kronos’ TiO2 is also found in food products, such as candy and confectionaries and in pet foods where it is used to obtain uniformity of color and appearance. In pharmaceuticals, TiO2 is used commonly as a colorant in pill and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance. Kronos® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP and BP (United States Pharmacopoeia and British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 8% of its net sales in 2011:

•	Kronos owns and operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. Kronos commenced production from its second mine in 2009. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. We believe that Kronos has a significant competitive advantage because its mines supply the feedstock requirements for all of its European sulfate-process plants. Kronos also sells ilmenite ore to third-parties, some of which are competitors. The mines have estimated ilmenite reserves that are expected to last at least 50 years.

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

Manufacturing, Operations and Properties—Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of TiO2 supply tightness. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and in 2011, chloride process production facilities represented approximately 55% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

•

Chloride Process—The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. This process has also gained market share over the sulfate process because of the relatively lower upfront capital investment in plant and equipment required. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process. The chloride process produces an intermediate base pigment with a wide range of properties.

•

Sulfate Process—The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron) the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatment.

Kronos produced 550,000 metric tons of TiO2 in 2011, up from the 524,000 metric tons produced in 2010. Kronos’ production of TiO2 in 2011 was a new record. Such production amounts include its 50% interest in the TiO2 manufacturing joint-venture discussed below. Kronos’ average production capacity utilization rates were approximately 76% in 2009, near full capacity in 2010 and at full capacity in 2011. In late 2008, and as a result of the sharp decline in global demand, Kronos experienced a build up in inventory levels. In order to decrease inventory levels and improve liquidity, Kronos implemented production curtailments during the first half of 2009. Consequently, Kronos’ average production capacity utilization rates were approximately 58% during the first half of 2009 as compared to 94% during the second half of 2009.

Kronos operates four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below, a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Kronos’ production capacity in 2011 was 550,000 metric tons, approximately three-fourths of which was from the chloride production process. The following table presents the division of Kronos’ expected 2012 manufacturing capacity by plant location and type of manufacturing process:

		% of Capacity by TiO2 Manufacturing Process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	39%	26%

Nordenham, Germany	TiO2 production, sulfate process, co-products	—	40

Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	21	—

Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	21

Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	21	13

Lake Charles, Louisiana (3)	TiO2 production, chloride process	19	—

Total		100%	100%

(1)

The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. Kronos owns the Leverkusen facility, which represents about one-third of its current TiO2 production capacity, but it leases the land under the facility from Bayer under a long-term agreement which expires in 2050. Lease payments are periodically negotiated with Bayer for periods of at least two years at a time. A majority-owned subsidiary of Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until April 2013 with an option to extend the lease for an additional 50 years.

(3)

Kronos operates this facility in a 50/50 joint venture with Tioxide Americas Inc., a subsidiary of Huntsman Corporation and the amount indicated in the table above represents Kronos’ share of the TiO2 produced by the joint venture.

Kronos owns the land underlying all of its principle production facilities unless otherwise indicated in the table above.

Kronos’ production capacity has increased by approximately 20% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe that Kronos’ annual attainable production capacity for 2012 is approximately 550,000 metric tons and we currently expect that Kronos will operate at near full production capacity for the year.

Kronos also operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. In addition, Kronos operates a rutile slurry manufacturing plant in Lake Charles, Louisiana, which converts dry pigment manufactured at the Lake Charles TiO2 facility for Kronos into a slurry form that is then shipped to customers.

Kronos has various corporate and administrative offices located in the U.S., Germany, Norway, Canada and Belgium and various sales offices located in the U.S., Canada, Belgium, France, the Netherlands and the United Kingdom.

TiO2 Manufacturing Joint Venture—Kronos and a subsidiary of Huntsman Corporation each hold a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P. (LPC). LPC owns and operates a chloride process TiO2 facility located in Lake Charles, Louisiana. Kronos shares production from the plant equally with Huntsman pursuant to separate offtake agreements.

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

Kronos is required to purchase one-half of the TiO2 produced by the joint venture. The joint venture is not consolidated in Kronos’ financial statements, because Kronos does not control it. Kronos accounts for its interest in the joint venture by the equity method. The joint venture operates on a break-even basis and therefore Kronos does not have any equity in earnings of the joint venture. Kronos shares all costs and capital expenditures equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced. Kronos’ share of net costs is reported as cost of sales as the TiO2 is sold.

Raw Materials—The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Exxaro TSA Sands (PTY) LTD under a supply contract that expires in December 2012. Kronos purchases upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015. Kronos purchases natural rutile ore primarily from Iluka Resources, Limited under contracts that expire at the end of 2012. In the past Kronos has been, and expects to continue to be successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration. Kronos expects the raw materials purchased under these contracts to meet its chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2011. Kronos expects ilmenite production from its mines to meet its European sulfate process feedstock requirements for the foreseeable future. For its Canadian sulfate process plant, Kronos also purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2014. Kronos expects the raw materials purchased under these contracts to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which Kronos is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers.

The following table summarizes Kronos’ raw materials purchased or mined in 2011.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)
Chloride process plants:
Purchased slag or rutile ore	486

Sulfate process plants:
Ilmenite ore mined and used internally	326
Purchased slag	25

Sales and Marketing—Kronos’ marketing strategy is aimed at developing and maintaining strong customer relationships with new and existing accounts. Because TiO2 represents a significant raw material cost for Kronos’ customers, the purchasing decisions are often made by customers’ senior management. Kronos works to maintain close relationships with the key decision makers, through in-depth frequent in-person meetings. Kronos endeavors to extend these commercial and technical relationships to multiple levels within its customers’ organization by using its direct sales force and technical service group. We believe this has helped build customer loyalty to Kronos and strengthen its competitive position. Close cooperation and strong customer relationships enable Kronos to stay closely attuned to trends in customers’ businesses. Where appropriate, Kronos works in conjunction with customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades. Kronos also focuses its sales and marketing efforts on those geographic and end-use market businesses where Kronos believes it can realize higher selling prices. This focus includes continuously reviewing and optimizing customer and product portfolios.

Kronos sells to a diverse customer base and no single customer made up more than 10% of its sales for 2011. Kronos’ ten largest customers accounted for approximately 30% of sales in 2011.

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

Competition—The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos’ grades and substantially all of its production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service. During 2011, Kronos had an estimated 10% share of worldwide TiO2 sales volume, and based on sales volumes, we believe that Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox Incorporated; and Sachtleben Chemie GmbH. The top five TiO2 producers account for approximately 59% of the world’s production capacity. The following chart shows our estimate of worldwide production capacity in 2011:

Worldwide Production Capacity – 2011
DuPont	20%
Cristal	12%
Kronos	10%
Huntsman	9%
Tronox	8%
Other	41%

DuPont has over one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. Tronox filed for Chapter 11 bankruptcy protection in January 2009, and continued to operate as a debtor-in-possession until February 2011, at which time it emerged from Chapter 11. During 2011, Tronox agreed to participate in certain transactions that, if approved, would give Exxaro Mineral Sands, a major producer of titanium ore feedstock, an ownership interest in Tronox. There can be no assurance that such transactions involving Tronox would be approved and completed.

Over the past ten years, Kronos and its competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shutdown of TiO2 plants in France, the United States and China. In addition, in May 2011, Dupont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity in the next three years. Although overall industry demand is expected to be higher in 2012 as compared to 2011 as a result of improving worldwide economic conditions, Kronos does not expect any other significant efforts will be undertaken by it or its competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects. If actual developments differ from its expectations, the TiO2 industry’s performance and that of Kronos own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity. In addition, we believe the suppliers of titanium-containing feedstock do not currently have the ability to supply the raw materials that would be required to operate any such new TiO2 production capacity until they have invested in additional infrastructure required to expand their own production capacity, which we believe will take a few years to complete. We believe it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and Development—Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new applications. Kronos’ expenditures for these activities were approximately $12 million in 2009, $13 million in 2010 and $20 million in 2011. Kronos expects to spend $22 million on research and development in 2012.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles. Since 2006, Kronos has added five new grades for plastics and coatings.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights—Kronos has a comprehensive intellectual property protection strategy that includes obtaining, maintaining and enforcing its patents, primarily in the United States, Canada and Europe. Kronos also protects its trademark and trade secret rights and has entered into license agreements with third parties concerning various intellectual property matters. Kronos has also from time to time been involved in disputes over intellectual property.

Patents—Kronos has obtained patents and has numerous patent applications pending that cover its products and the technology used in the manufacture of its products. Kronos’ patent strategy is important to Kronos and its continuing business activities. In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe. U.S. patents are generally in effect for 20 years from the date of filing. Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from one year to 20 years.

Trademarks and Trade Secrets—Kronos’ trademarks, including Kronos®, are covered by issued and or pending registrations, including in Canada and the United States. Kronos protects the marks that it uses in connection with the products it manufactures and sells and has developed goodwill in connection with the long-term use of its trademarks. Kronos conducts research activities in secret and it protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures. Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Kronos’ proprietary chloride production process is an important part of its technology and its business could be harmed if Kronos fails to maintain confidentiality of its trade secrets used in this technology.

Employees—As of December 31, 2011, Kronos employed the following number of people:

Europe	1,985
Canada	440
United States (1)	45

Total	2,470

(1)	Excludes employees of Kronos’ Louisiana joint venture.

The employees at each of Kronos’ production facilities are organized by labor unions. In Europe, union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. In Canada, Kronos’ union employees are covered by a collective bargaining agreement that expires in 2013.

Regulatory and environmental matters—Kronos’ operations and properties are governed by various environmental laws and regulations, which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of employees. Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos’ policy is to comply with applicable environmental laws and regulations at all of its facilities and to strive to improve environmental performance. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect Kronos’ operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect its consolidated financial position and results of operations or liquidity.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals, or REACH, which took effect on June 1, 2007 and will be phased in over an 11-year period from the implementation date. Under REACH, companies that manufacture or import more than one ton of a chemical substance per year in the EU will be required to register such chemical substances in a central database. REACH affects Kronos’ European operations by imposing a testing, evaluation and registration program for many of the chemicals it uses or produces in Europe. Under REACH, substances of very high concern may require authorization for further use and may also be restricted in the future, which could increase Kronos’ production costs. Kronos has established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for Kronos in the EU. Kronos spent $.7 million in 2009, $2.6 million in 2010 and $.4 million in 2011 on REACH compliance and does not anticipate that future compliance costs will be material.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $30.2 million in 2011 and are currently expected to be approximately $26 million in 2012.

OTHER

In addition to our 87% ownership of CompX and our 30% ownership of Kronos at December 31, 2011, we also own 100% of EWI RE, Inc., an insurance brokerage and risk management services company. We also hold certain marketable securities and other investments. See Notes 3 and 17 to the Consolidated Financial Statements.

Regulatory and environmental matters—We discuss regulatory and environmental matters in the respective business sections contained elsewhere herein and in Item 3—“Legal Proceedings.” In addition, the information included in Note 19 to the Consolidated Financial Statements under the captions “Lead pigment litigation” and “Environmental matters and litigation” is incorporated herein by reference.

Insurance—We maintain insurance for our businesses and operations, with customary levels of coverage, deductibles and limits. See also Item 3 – “Legal Proceedings – Insurance coverage claims” and Note 17 to our Consolidated Financial Statements.

Business Strategy—We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries and affiliates. As a result of this process, we have in the past and may in the future seek to raise additional capital, incur debt, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, we also evaluate the restructuring of ownership interests among our respective subsidiaries and related companies.

We and other entities that may be deemed to be controlled by or are affiliated with Mr. Harold C. Simmons routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to our current businesses. In some instances, we have actively managed the businesses acquired with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets. In other instances, we have disposed of the acquired interest in a company prior to gaining control. We intend to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing our indebtedness.

Available information—Our fiscal year ends December 31. We furnish our shareholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC. Our consolidated subsidiary (CompX) and our significant equity method investee (Kronos) also file annual, quarterly, and current reports, proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto available free of charge through our website at www.nl-ind.com as soon as reasonably practicable after they have been filed with the SEC. We also provide to anyone, without charge, copies of such documents upon written request. Such requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

We formerly manufactured lead pigments for use in paint. We and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims. The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. As with all legal proceedings, the outcome is uncertain. Any liability we might incur in the future could be material. See also Item 3—“Legal Proceedings – Lead pigment litigation.”

Certain properties and facilities used in our former operations are the subject of litigation, administrative proceedings or investigations arising under various environmental laws. These proceedings seek cleanup costs, personal injury or property damages and/or damages for injury to natural resources. Some of these proceedings involve claims for substantial amounts. Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated. Any liability we might incur in the future could be material. See also Item 3—“Legal Proceedings – Environmental matters and litigation.”

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

Many of the markets CompX serves are highly competitive, with a number of competitors offering similar products. CompX focuses efforts on the middle and high-end business of the market where we feel that we can compete due to the importance of product design, quality and durability to the customer. However, our ability to effectively compete is impacted by a number of factors. The occurrence of any of these factors could result in reduced earnings or operating losses.

•	Competitors may be able to drive down prices for our products because their costs are lower than our costs, especially products sourced from Asia.

•	Competitors’ financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.

•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.

•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.

•	We may not be able to sustain a cost structure that enables us to be competitive.

•	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

Sales for certain precision slides and ergonomic products are concentrated in the office furniture industry, which has periodically experienced significant reductions in demand that could result in reduced earnings or operating losses.

Sales of CompX’s products to the office furniture market accounted for approximately 32% in 2011 and 33% in each of 2010 and 2009 of our net sales. The future growth, if any, of the office furniture industry will be affected by a variety of macroeconomic factors, such as service industry employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. There can be no assurance that current or future economic or industry trends will not have a material adverse effect on our business.

Our failure to enter into new markets would result in the continued significant impact of fluctuations in office furniture market demand on our operating results.

In an effort to reduce CompX’s dependence on the office furniture market for certain products and to increase participation in other markets, we have been devoting resources to identify new customers and develop new applications for our products in markets outside of the office furniture market, such as home appliances, toolboxes, healthcare and server racks. Additionally, we seek to expand our product offering and enter new markets through acquisition. Developing new applications for our products or acquiring new products through acquisitions involves substantial risk and uncertainties due to our limited experience with customers and applications in these markets as well as facing competitors who are already established in these markets. We may not be successful in developing new customers or applications for our products or acquiring new product lines focused on markets outside of the office furniture industry. Significant time may be required to develop new applications and complete acquisitions and uncertainty exists as to the extent to which we will face competition in this regard.

Our development of innovative features for our current component products is critical to sustaining and growing our sales.

Historically, CompX’s ability to provide value-added custom engineered component products that address requirements of technology and space utilization has been a key element of its success. We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications. Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America, the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new products and features requires the coordination of the design, manufacturing and marketing of such products with current and potential customers. The ability to coordinate these activities with current and potential customers may be affected by factors beyond CompX’s control. While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, there can be no assurance that any new product features CompX introduces will achieve the same degree of success that it has achieved with its existing products. Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials. As CompX attempts to introduce new product features in the future, there can be no assurance that CompX will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Demand for, and prices of, certain of Kronos’ products are influenced by changing market conditions for its products, which may result in reduced earnings or operating losses.

A significant portion of our net income is attributable to sales of TiO2 by Kronos. Approximately 92% of Kronos’ revenues are attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact Kronos’ earnings and operating cash flows. Historically, the markets for many of Kronos’ products have experienced alternating periods of increasing and decreasing demand. Relative changes in the selling prices for Kronos’ products are one of the main factors that affect the level of its profitability. In periods of increasing demand, Kronos’ selling prices and profit margins generally will tend to increase, while in periods of decreasing demand Kronos’ selling prices and profit margins generally tend to decrease. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases. Kronos’ ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, Kronos’ profitability may become even more dependent upon the selling prices of its products.

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

The global market in which Kronos operates is concentrated, with the top five TiO2 producers accounting for 59% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of Kronos’ competitors may be able to drive down prices for its products because their costs are lower than Kronos’ costs. In addition, some of the competitors’ financial, technological and other resources may be greater than Kronos’ resources and such competitors may be better able to withstand changes in market conditions. Kronos’ competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Further, consolidation of competitors or customers may result in reduced demand for Kronos’ products or make it more difficult for Kronos to compete with competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may decrease our liquidity.

Certain of the raw materials used in CompX’s products are commodities that are subject to significant fluctuations in price in response to worldwide supply and demand. Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Zinc and brass are the principal raw materials used in the manufacture of security products. Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems. These raw materials are purchased from several suppliers and are generally readily available from numerous sources. CompX occasionally enters into short-term raw material supply arrangements to mitigate the impact of future increases in commodity raw material costs. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in its TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which Kronos purchases raw material supplies could adversely affect their availability. If Kronos’ worldwide vendors were unable to meet their contractual obligations and it was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels. We expect Kronos’ feedstock ore costs will be significantly higher in 2012 as compared to 2011. In addition, Kronos may also experience higher operating costs such as energy costs, which could affect its profitability. Kronos may not always be able to increase selling prices to offset the impact of any higher costs or reduced production levels, which could reduce its earnings and decrease our liquidity.

Kronos has long-term supply contracts that provide for its TiO2 feedstock requirements that currently expire through 2016, most of which it may be able to renew. Kronos may not be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration. The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $2.6 billion at December 31, 2011. In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $87 million at December 31, 2011. Kronos’ commitments under these contracts could adversely affect its financial results if it significantly reduced production and was unable to modify the contractual commitments.

Recent and future acquisitions could subject us to a number of operational risks.

A key component of CompX’s strategy is to grow and diversify its business through acquisitions. Our ability to successfully execute this component of our strategy entails a number of risks, including:

•	the identification of suitable growth opportunities;

•	an inaccurate assessment of acquired liabilities that were undisclosed or not properly disclosed;

•	the entry into markets in which we may have limited or no experience;

•	the diversion of management’s attention from our core businesses;

•	the potential loss of key employees or customers of the acquired businesses;

•	the potential of not identifying that acquired products infringe on the intellectual property rights of others;

•	difficulties in realizing projected efficiencies, synergies and cost savings and

•	an increase in our indebtedness and a limitation in our ability to access additional capital when needed.

Kronos’ leverage may impair our financial condition or limit our ability to operate our businesses.

Kronos currently has a significant amount of debt. As of December 31, 2011, Kronos had consolidated debt of approximately $365.1 million, which relates primarily to its senior secured notes. Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:

•	making it more difficult for Kronos to satisfy its obligations with respect to its liabilities;

•	increasing its vulnerability to adverse general economic and industry conditions;

•

requiring that a portion of Kronos’ cash flows from operations be used for the payment of interest on its debt, which reduces its ability to use cash flow to fund working capital, capital expenditures, dividends on its common stock, acquisitions or general corporate requirements;

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

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements pursuant to which it is committed to pay approximately $819.9 million in 2012. Kronos’ ability to make payments on and refinance its debt, and to fund planned capital expenditures, depends on Kronos’ future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, Kronos’ ability to borrow funds under its subsidiaries’ credit facilities in the future will in some instances depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Kronos’ business may not generate cash flows from operating activities sufficient to enable Kronos to pay its debts when they become due and to fund other liquidity needs. As a result, Kronos may need to refinance all or a portion of its debt before maturity. Kronos may not be able to refinance any of its debt in a timely manner on favorable terms, if at all in the current credit markets. Any inability to generate sufficient cash flows or to refinance Kronos’ debt on favorable terms could have a material adverse effect on its financial condition.

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

Kronos and CompX operate production facilities in several countries. We believe that all of our worldwide production facilities are in substantial compliance with applicable environmental laws. In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means including emissions permits and/or energy taxes. In several of our production facilities, we consume large amounts of energy, including electricity and natural gas. To date the permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results. However, if greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are unspecified unless otherwise indicated below. In some cases, the damages are unspecified pursuant to the requirements of applicable state law. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases are pending (in which we are not a defendant) that seek recovery for injury allegedly caused by lead pigment and lead-based paint. Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

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

In April 2000, we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims. Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006. After disapproval of contingency fee contracts by the trial court, and approval by the intermediate appellate court, in July 2010, the California Supreme Court ruled that public entities could pursue this public nuisance case assisted by private counsel on a contingent fee basis after revising the respective retention agreements to conform with the requirements set forth in the Supreme Court’s opinion. A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland. That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting attorney jurisdictions and seeks its abatement. In early 2012, the trial judge lifted the stay that had been in effect while the contingency fees were litigated; discovery is proceeding. Trial has been set for September 2012.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases and a fund for a public education campaign. In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening. The case is proceeding in the trial court.

In January and February 2007, we were served with several complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin. In some cases, complaints have been filed elsewhere in Wisconsin. The plaintiffs are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside. Plaintiffs seek compensatory and punitive damages. The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Millennium Holdings, LLC, Atlantic Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services. In some cases, additional lead paint manufacturers and/or property owners are also defendants. Of the cases filed, five remain pending and four of the remaining cases have been removed to Federal court(Burton, Owens, B. Stokes, and Gibson). In June 2010, the defendant ARCO’s motion for summary judgment was granted in Gibson. In November 2010, Gibson was dismissed as to all defendants in a ruling holding that application of Wisconsin’s risk contribution doctrine deprived defendants of due process. In December 2010, the plaintiff appealed to the U.S. 7th Circuit Court of Appeals. In light of the Gibson ruling and appeal, the Clark case in state court and the cases in Federal Court have been stayed.

In February 2010, we were served with a complaint in Sifuentes v. American Cyanamid Company, et al. (United District Court, Eastern District of Wisconsin, Case No. 10-C-0075). The plaintiff in this case is a minor who alleges injuries purportedly caused by lead on the surface of the home in which he resided. The claims raised in this case are identical to those in the Wisconsin cases described above. Defendants include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company and The Sherwin-Williams Company. In light of the Gibson ruling and appeal described above, the parties have agreed to stay the case pending a decision.

In February 2011, we were served with an amended complaint in Allen, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-C-55). The case consists of 164 plaintiffs who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided as minors. The complaint alleges negligence and strict liability and seeks compensatory damages jointly and severally from us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company and The Sherwin-Williams Company. In May 2011, defendants moved to dismiss the case for lack of diversity and misjoinder. The case is currently stayed pending the appeal in Gibson.

In April 2011, we were served with a complaint in Williams v. Goodwin, et al. (Circuit Court, Milwaukee County, Case No. 2011-CV-1045). The plaintiff in this case is a minor who alleges injuries purportedly caused by lead on the surfaces of the home in which she resided. The complaint alleges negligence and strict liability and seeks compensatory and punitive damages jointly and severally from us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company, The Sherwin-Williams Company as well as the plaintiff’s landlord, property manager and their insurance companies. In October 2011, the judge stayed the case pending the appeal in Gibson.

In May 2011, we were served with an amended complaint in Valoe, et al. v. American Cyanamid, et al. (United States District Court, Eastern District of Wisconsin, Case No. 11-CV-425). The plaintiffs in this case are minors who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided. The complaint alleges negligence and strict liability and seeks compensatory damages jointly and severally from us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company and The Sherwin-Williams Company. In June 2011, the judge stayed the case pending the appeal in Gibson.

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

Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to CERCLA, and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, subsidiaries, or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury, property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could include, among other things, new assertions of liability, revised expectations regarding the nature, timing and extent of any remediation required or revised estimates of the allocation of remediation costs among PRPs, and such further information or changed circumstances could result in an increase or reduction in our accrued environmental costs. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2010 and 2011, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations. See Note 19 to our Consolidated Financial Statements. At December 31, 2011, we had accrued approximately $42 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $72 million, including the amount currently accrued. We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites. At December 31, 2011, there were approximately 5 sites for which we are not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

In June 2006, we and several other PRPs received a Unilateral Administrative Order (“UAO”) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri. The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936. Doe Run is also named in the Order. In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order and in May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement. In the fourth quarter of 2010, NL reached its capped payment obligation under the cost sharing agreement with Doe Run. Doe Run is financing the remainder of the work, which is scheduled for completion at the end of June 2012. A Removal Action Report and Post-Removal Site Control Plan are due at the end of September 2012.

In October 2006, we entered into a consent decree in the United States District Court for the District of Kansas, in which we agreed to perform remedial design and remedial actions in Operating Unit 6 of the Waco Subsite of the Cherokee County Superfund Site. We conducted milling activities on the portion of the site which we have agreed to remediate. We are sharing responsibility with other PRPs as well as the EPA for remediating a tributary that drains the portions of the site in which the PRPs operated. We have also reimbursed the EPA for a portion of its past and future response costs related to the site. In the last two quarters of 2009, we were approached by state and federal natural resource trustees and have participated in preliminary discussions with respect to potential natural resource damage claims. In the fourth quarter of 2011, the remedial work at the site was completed. Other than ongoing operation and maintenance at the site, all remediation obligations under the Consent Decree have been satisfied.

In June 2008, we received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (“NJDEP”) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey. NJDEP alleged that a waste hauler transported waste from one of our former facilities for disposal at the site in the early 1970s. NJDEP has since referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.” We are monitoring closely the scope of the remedial activities that may be required at the site and the identification of other PRPs.

In September 2008, we received a Special Notice letter from the EPA for liability associated with the Tar Creek site and a demand for related past and future costs. We responded with a good-faith offer to pay certain of the past costs and to complete limited work in the areas in which we operated. We are involved in an ongoing dialogue with the EPA regarding a potential settlement. In October 2008, we received a claim from the State of Oklahoma for past, future and relocation costs in connection with the site. The state continues to monitor for a potential settlement between the EPA and us and may subsequently attempt to pursue a separate settlement with us.

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

In June 2009, NL was served with a third-party complaint in New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County). NL is one of approximately 300 third-party defendants (with a potential expansion of the case to over 3,200 unnamed parties) that have been sued by third-party plaintiffs Maxus Energy Corporation and Tierra Solutions, Inc., in response to claims by the State of New Jersey against them seeking to recover past and future environmental cleanup costs of the State and to obtain funds to perform a natural resource damage assessment in connection with contamination in the Passaic River and adjacent waters and sediments (the “Newark Bay Complex”). NL was named in the third-party complaint based upon its ownership of one former operating site and purported connection to a former Superfund site (at which NL was a small PRP) alleged to have contributed to the contamination in the Newark Bay Complex. In October 2010, the judge agreed to a phasing of the case to allow for trial on direct defendants’ liability and damages as the first and second phases of the case with third party claims to follow in a later phase. We have denied liability and will defend vigorously against all of the claims.

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities. The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River. The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP. The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs. We intend to defend vigorously against all of the claims.

In January 2010, we were served with an amended complaint in Los Angeles Unified School District v. Pozas Brothers Trucking Co., et al. (Los Angeles Superior Court, Central Civil West, LASC Case No. BC 391342). The complaint was filed against several defendants in connection with the alleged contamination of a 35 acre site in South Gate, California acquired by the plaintiff by eminent domain to construct a middle school and high school. The plaintiff alleges that The 1230 Corporation (f/k/a Pioneer Aluminum, Inc.) operated on a portion of property within the 35 acre site and is responsible for contamination caused by its operations and that NL is liable as an alleged successor to The 1230 Corporation, which is a subsidiary of NL. The plaintiff has brought claims for contribution, indemnity and nuisance and is seeking past and future clean-up and other response costs. We have denied liability and will defend vigorously against all of the claims.

In June 2011, we were served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to Tar Creek Superfund Site in Ottawa County, Oklahoma, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri and the Newton County Mine Tailing Site in Newton County, Missouri. We have denied liability and will defend vigorously against all of the claims.

In September 2011, we were served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to the Southeast Missouri Mining District. We have denied liability and will defend vigorously against all of the claims.

In February 2012, a proposed Consent Decree in United States and Nebraska v. NL Industries, Inc., Civil Action No.8:12-cv-00059, was lodged for approval with the United States District Court for the District of Nebraska. The fully executed Consent Decree, which is subject to a mandatory public comment period, constitutes a settlement between NL and the United States to resolve NL’s potential liability at the Omaha Lead Superfund Site.

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

We have agreements with three former insurance carriers pursuant to which the carriers reimburse us for a portion of our lead pigment litigation defense costs and one carrier reimburses us for a portion of our asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers. We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL). As of February 29, 2012, there were approximately 3,015 holders of record of our common stock. The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods. On February 29, 2012 the closing price of our common stock was $14.80.

	High	Low	Cash dividends paid
Year ended December 31, 2010

First Quarter	$8.85	$6.59	$.125
Second Quarter	8.92	6.07	.125
Third Quarter	10.28	6.20	.125
Fourth Quarter	12.14	8.54	.125

Year ended December 31, 2011

First Quarter	14.94	11.01	.125
Second Quarter	19.58	13.61	.125
Third Quarter	19.48	11.89	.125
Fourth Quarter	15.06	11.70	.125

January 1, 2012 through February 29, 2012	15.81	13.04	—

In February 2012, our Board of Directors declared a first quarter 2012 cash dividend of $.125 per share to shareholders of record as of March 8, 2012 to be paid on March 27, 2012. However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Performance Graph—Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2006 through December 31, 2011. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2006 and the reinvestment of dividends.

	2006	2007	2008	2009	2010	2011
NL common stock	$100	$116	$142	$78	$134	$161
S&P 500 Composite Stock Price Index	100	105	66	84	97	99
S&P 500 Industrial Conglomerates Index	100	104	51	56	66	67

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, providing for the discretionary grant of common stock awards to our employees and directors. As of December 31, 2011, approximately 4,116,300 shares were available for future grant or issuance. During 2011, all outstanding options to purchase our common stock expired. We do not have any equity compensation plans that were not approved by our shareholders.

In February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. The new plan is subject to shareholders’ approval at our May 2012 shareholder meeting. See Note 14 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2007	2008		2009	2010	2011
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$177.7	$165.5		$116.1	$135.3	$138.8

Income (loss) from component products operations	$15.4	$5.3	(1)	$(4.0)	$9.4	$15.5

Equity in earnings (losses) of Kronos	$(23.9)	$3.2		$(12.5)	$45.6	$97.6

Net income (loss)	$.9	$32.8		$(12.0)	$70.8	$82.7

Net income (loss) attributable to NL stockholders	$(1.7)	$33.2		$(11.8)	$70.4	$81.7

DILUTED EARNINGS PER SHARE DATA:

Net income (loss) attributable to NL stockholders	$(.04)	$.68		$(.24)	$1.40	$1.68

Cash dividends per share	$.50	$.50		$.50	$.50	$.50

Weighted average common shares outstanding	48,590	48,605		48,609	48,627	48,658

BALANCE SHEET DATA (at year end):
Total assets	$524.8	$419.5		$403.0	$553.7	$761.2
Long-term debt, including current maturities (2)	50.0	43.0		42.2	74.5	37.3
NL stockholders’ equity	246.5	188.4		174.6	252.9	415.0
Total equity	260.8	200.2		185.7	263.9	426.0

STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(2.8)	$.8		$1.4	$5.4	$48.2
Investing activities	17.5	7.1		32.4	2.8	9.8
Financing activities	(27.3)	(32.2)		(25.9)	(17.8)	(61.5)

(1)

Includes a $10.1 million goodwill impairment charge related to our Marine Components reporting unit, which represented all of the goodwill we had previously recognized for this reporting unit (including a nominal amount of goodwill inherent in our investment in CompX.)

(2)	Long-term debt includes promissory notes payable to affiliates. See Note 17 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. We also own a noncontrolling interest in Kronos Worldwide, Inc. Both CompX (NYSE Amex: CIX) and Kronos (NYSE: KRO) file periodic reports with the SEC.

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. Through its Security Products division CompX manufactures mechanical and electrical cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and other general cabinetry applications. CompX’s Furniture Components division manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage, healthcare and a variety of other applications. CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the performance boat industry through its Marine Components division.

We account for our 30% non-controlling interest in Kronos by the equity method. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments. TiO2 is used for a variety of manufacturing applications including coatings, plastics, paper and other industrial products.

Net Income Overview

We had net income attributable to NL stockholders of $81.7 million, or $1.68 per diluted share in 2011 compared to $70.4 million, or $1.40 per diluted share in 2010 and a net loss of $11.8 million, or $.24 per share in 2009.

As more fully discussed below, the increase in our earnings per share from 2010 to 2011 is primarily due to the net effects of:

•	higher equity in earnings of Kronos in 2011 due to Kronos’ higher income from operations,

•	a pre-tax gain of $78.9 million ($51.0 million, net of taxes) on our reduction in ownership interest in Kronos from 36% to 30% in November 2010 as a result of Kronos’ secondary stock offering,

•	an income tax benefit recognized by Kronos in the first quarter of 2010 related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues,

•	higher income from operations from component products in 2011 principally due to a patent litigation settlement gain,

•	higher environmental remediation and related expense in 2011 of $11.0 million,

•	a litigation settlement expense in 2010 as discussed in Note 19 to our Consolidated Financial Statements and

•

higher insurance recoveries in 2010 of $1.9 million primarily related to the litigation settlement expense partially offset by an insurance recovery settlement in 2011 for certain past lead defense costs.

As more fully discussed below, the increase in our earnings per share from a loss in 2009 to income in 2010 is primarily due to the net effects of:

•	equity in earnings from Kronos in 2010 as compared to equity in losses in 2009,

•	a pre-tax gain of $78.9 million ($51.0 million, net of taxes) on our reduction in ownership interest in Kronos in 2010 as a result of Kronos’ secondary stock offering in November 2010,

•	an income tax benefit recognized by Kronos in the first quarter of 2010 related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues,

•	lower pre-tax litigation settlement gains of $6 million in 2010,

•	income from operations from component products in 2010 as compared to a loss in 2009,

•	a litigation settlement expense in 2010 as discussed below,

•	lower environmental remediation expense in 2010,

•	lower litigation and related expenses in 2010 and
•	higher insurance recoveries in 2010 primarily related to the litigation settlement expense.

Our 2011 net income attributable to NL stockholders includes the following:

•	income of $.23 per share related to certain insurance recoveries we recognized,

•	income of $.06 per share, net of noncontrolling interest and income taxes, related to a CompX patent litigation settlement,

•

a charge of $.01 per share included in our equity in Kronos in 2011 consisting of a call premium and the write-off of unamortized deferred financing costs and original issue discount associated with Kronos’ redemption of Senior Notes,

•

a charge of $.07 included in our equity in Kronos in 2011 related to Kronos’ provision for U.S. incremental income taxes on earnings repatriated from its German subsidiary of $17.2 million which earnings were used to fund a portion of the repurchases of Kronos’ Senior Secured Notes and

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

•

a charge of $.03 per share, net of noncontrolling interest, related to the recognition of a deferred income tax liability associated with a determination that certain undistributed earnings of CompX’s Taiwanese subsidiary can no longer be considered to be permanently reinvested and

•	a write-down of assets held for sale of $.01 per share.

Our 2009 net loss attributable to NL stockholders includes:

•	a litigation settlement gain of $.15 per share related to the settlement of condemnation proceedings on real property we owned,

•	income of $.06 per share related to certain insurance recoveries and

•	a write-down of assets held for sale of $.01 per share.

Outlook for 2012

We currently expect our net income in 2012 to be higher than in 2011 due to higher equity in earnings from Kronos.

Critical accounting policies and estimates

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates, including those related to the recoverability of long-lived assets, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Investments—We own investments in certain companies that we account for as marketable securities carried at fair value or that we account for under the equity method. For these investments, we evaluate the fair value at each balance sheet date. We use quoted market prices, Level 1 inputs as defined in Accounting Standards Codification (“ASC”) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our marketable debt securities and publicly traded investees. We record an impairment charge when we believe an investment has experienced an other than temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees). Further adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future.

At December 31, 2011, the carrying value (which equals fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each of such investments. At December 31, 2011, the $18.04 per share quoted market price of our investment in Kronos (our only equity method investee) exceeded its per share net carrying value by over 200%.

•

Long-lived assets—We assess property and equipment for impairment only when circumstances (as specified in ASC 360-10-35, Property, Plant, and Equipment) indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

Due to management’s approval of a restructuring plan for CompX’s Furniture Components reporting unit in November of 2010, which included moving precision slide production and most of the related furniture and equipment from our Byron Center, Michigan facility to other precision slide manufacturing facilities within our Furniture Components unit, we evaluated the long lived assets to be moved from our Byron Center facility. As of December 31, 2011, we concluded no impairments were present relating to the moved furniture and equipment. However, if CompX’s future cash flows from operations less capital expenditures were to drop significantly below our current expectations, it is reasonably likely we would conclude an impairment was present. The net asset value of the furniture and equipment that was not moved was not significant and was substantially disposed of as of December 31, 2011. See “Assets Held for Sale” below regarding the impairment evaluation for the Byron Center land and building.

As a result of continued operating losses in the Marine Components reporting unit, we evaluated the recoverability of the Marine Components long-lived assets during the third quarter of 2011. We determined that the undiscounted cash flows exceed the current net asset value and therefore the Marine Components long-lived assets are not impaired. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 50% for Custom Marine and 60% for Livorsi Marine), it is reasonably likely we would conclude an impairment was present. At December 31, 2011 the net asset carrying values of Custom Marine and Livorsi Marine were $4.0 million and $3.8 million, respectively. No other long-lived assets in our other reporting units were tested for impairment during 2011 because there were no circumstances indicating an impairment might exist.

•

Goodwill—We perform a goodwill impairment test annually in the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The estimated fair values of CompX’s three reporting units are determined using Level 3 inputs of a discounted cash flow technique since Level 1 or Level 2 inputs of market prices are not available at the reporting unit level. If the fair value is less than the book value, the asset is written down to the estimated fair value.

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

No goodwill impairments were deemed to exist as a result of our annual impairment review completed during the third quarter of 2011, as the estimated fair value of each reporting unit was substantially in excess of the net carrying value of the respective reporting unit. See Notes 1 and 7 to the Consolidated Financial Statements.

•

Benefit plans—We maintain various defined benefit pension plans and postretirement benefits other than pensions (“OPEB”). The amounts recognized as defined benefit pension and OPEB expenses and the reported amounts of pension asset and accrued pension and OPEB costs are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under the heading “Assumptions on defined benefit pension plans and OPEB plans.”

•

Income taxes—We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate was made.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. It is possible that we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made. See Note 15 to our Consolidated Financial Statements.

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

•

Accruals—We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

•

Assets Held for Sale—Our assets held for sale at December 31, 2011, consist of a facility in Byron Center, Michigan, a facility in River Grove, Illinois and land in Neenah, Wisconsin. These three properties (primarily land, buildings and building improvements) were formerly used in CompX’s operations. In September of 2011, management made the decision to sell the Byron Center facility (see Notes 8 and 9 to the Consolidated Financial Statements), at which time the facility met all of the criteria under GAAP to be classified as an “asset held for sale.” In classifying the Byron Center facility (land and building) as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell the assets. In determining the estimated fair value of the land and building, we obtained an independent appraisal. Based on this appraisal, CompX recognized a write-down of $.9 million in 2011 to reduce the carrying value of the asset to its estimated fair value less cost to sell.

Additionally, in 2011 due to continued negative local market conditions, CompX obtained an updated independent appraisal for the River Grove facility, the most significant of the remaining two properties. Based on this appraisal, CompX recognized an additional write-down of $.2 million in 2011 to reduce the carrying value of that asset to its estimated fair value less cost to sell.

The write-downs as of December 31, 2011 totaled $1.1 million. The appraisals represent a Level 2 input as defined by ASC 820-10-35. All properties are being actively marketed. However, due to the current state of the commercial real estate market, we cannot be certain of the timing of the disposition of the assets. If we continue to experience difficulty in disposing of the assets at or above their carrying value, we may have to record additional write-downs of the assets in the future.

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

Income from operations

The following table shows the components of our income (loss) from operations.

	Year ended December 31,			% Change
	2009	2010	2011	2009-10	2010-11
	(Dollars in millions)
CompX	$(4.0)	$9.4	$15.5	335%	65%
Insurance recoveries	4.6	18.8	16.9	306%	(10)%
Litigation settlement gain	11.3	5.3	—	(53)%	n.m.
Litigation settlement expense	—	(32.2)	—	100%	n.m.
Corporate expense and other	(23.5)	(15.5)	(24.0)	(34)%	55%

Income (loss) from operations	$(11.6)	$(14.2)	$8.4	23%	159%

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Year ended December 31,			% Change
	2009	2010	2011	2009-10	2010-11
	(Dollars in millions)
Equity in earnings (loss) of Kronos	$(12.5)	$45.6	$97.6	465%	114%
Gain on reduction in ownership in Kronos Worldwide, Inc.	—	78.9	—	n.m.	n.m.
Interest and dividend income	2.7	2.4	3.0	(11)%	25%
Interest expense	(1.1)	(1.5)	(1.6)	36%	7%

n.m.—not meaningful

CompX International Inc.

	Years ended December 31,			% Change
	2009	2010	2011	2009-10	2010-11
	(Dollars in millions)
Net sales	$116.1	$135.3	$138.8	16%	3%
Cost of goods sold	92.3	99.3	103.6	8%	4%

Gross margin	23.8	36.0	35.2	51%	(2%)

Operating costs and expenses	22.5	23.6	23.9	5%	1%
Litigation settlement	—	—	(7.5)	—	n.m.
Litigation expense	4.6	2.4	.2	(48%)	(90%)
Facility consolidation costs	—	.2	2.0	—	n.m.
Asset held for sale write-downs	.7	.5	1.1	(30%)	127%

Operating income (loss)	$(4.0)	$9.3	$15.5	331%	66%

Percent of net sales:
Cost of goods sold	80%	73%	75%
Gross margin	20%	27%	25%
Operating costs and expenses	19%	17%	17%
Litigation settlement	—	—	(5%)
Litigation expenses	4%	2%	—
Facility consolidation	—	—	1%
Asset held for sale write-down	1%	—	1%
Operating income (loss)	(3%)	7%	11%

n.m.—not meaningful

Net sales—Net sales increased approximately $3.5 million in 2011 as compared to 2010 principally due to improved sales in the Security Products business. Security Products experienced a significant increase in sales to customers in the leisure transportation industry as well as improved customer order rates across most customers as a result of some improvement in the economy and new specific customer projects. Furniture Components net sales were positively impacted by $1.9 million in sales relating to the July acquisition of an ergonomics component products business. See Note 2 to our Consolidated Financial Statements. The increase in sales was fully offset by a decrease in sales of our other ergonomics component products due to a decrease in customer projects associated with government spending. Additionally, CompX experienced a slight decline in overall demand for ergonomic products due to the discretionary nature of ergonomic products and the overall challenging economic environment. Net sales for Marine Components were comparable from 2010 to 2011.

Net sales increased approximately $19.2 million in 2010 as compared to 2009 principally due to an increase in order rates from Compx’s customers resulting from improved economic conditions in North America. CompX’s Furniture Components, Security Products and Marine Components business accounted for approximately 57%, 34% and 9%, respectively, of the total increase in sales year over year. Furniture Components sales was a greater percentage of the total increase because this business experienced a greater contraction in demand during the economic downturn in 2009, resulting in a greater relative increase as customer demand began to return. The Marine Components business accounted for a smaller percentage of the total increase due to the smaller sales volume associated with that business.

Costs of goods sold and gross margin—Cost of goods sold increased from 2010 to 2011 primarily due to increased sales volumes. As a percentage of sales, gross margin decreased in 2011 from the prior year. The gross margin percentage was negatively impacted by higher raw material costs, inefficiencies relating to the 2011 consolidation of Furniture Components facilities and the relative changes in currency exchange rates, partially offset by the positive impact of increased leverage of fixed costs from higher sales. The gross margin impact relating to the above noted July 2011 acquisition of an ergonomics component products business was not significant.

Cost of goods sold increased from 2009 to 2010 primarily due to increased sales volumes. As a percentage of sales, gross margin increased in 2010 from the prior year. The increase in gross margin percentage is primarily due to improved coverage of overhead and fixed manufacturing costs from higher sales volume and the related efficiency gains.

Operating costs and expenses—Operating costs and expenses consists primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business and corporate management activities, as well as gains and losses on plant, property and equipment and currency transaction gains and losses. As a percentage of net sales, operating costs and expenses were comparable at 17% in 2011 and 2010. Operating costs and expenses as a percentage of net sales decreased 1% in 2010 compared to 2009 primarily due to selling, general and administrative costs increasing at a slower rate than sales volumes.

Litigation settlement gain and expenses—The litigation settlement gain recorded in 2011 of approximately $7.5 million is discussed in Note 19 to the Consolidated Financial Statements. Additionally, as a result of the settlement, legal expenses relating to Furniture Components decreased approximately $2.2 million in 2011 compared to 2010.

Patent litigation expenses relating to Furniture Components decreased $2.2 million in 2010 compared to 2009, primarily due to the timing of litigation proceedings, discussed above.

Assets held for sale write-down—We recorded write-downs on assets held for sale of $1.1 million, $.5 million and $.7 million in 2011, 2010 and 2009, respectively, relating to certain facilities held for sale that are no longer in use. The write-downs are included in corporate operating expense. See Note 8 to the Consolidated Financial Statements.

Income from operations— The comparison of income from operations for 2011 to 2010 was primarily impacted by:

•	the positive impact of a $7.5 million settlement gain in 2011 and lower related litigation expense of approximately $2.2 million;

•	the increase in facility consolidation costs in 2011 of $1.8 million, and related production inefficiencies;

•	the negative impact of higher raw material costs;

•	the $1.1 million write-down on assets held for sale in 2011 compared to $.5 million in 2010; and

•	the negative $.7 million impact of relative changes in currency exchange rates in 2011.

The comparison of income from operations for 2010 to 2009 was primarily impacted by:

•

a $12.2 million improvement in gross margin in 2010 due to higher sales and continued control of fixed manufacturing costs, resulting in an increase in utilization of production capacity and improved coverage of fixed manufacturing costs;

•	the positive impact of $2.2 million in lower litigation expense in 2010; and

•	the negative $1.8 million impact of relative changes in currency exchange rates in 2010.

Currency—Our Furniture Components business has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in other currencies, principally the Canadian dollar and the New Taiwan dollar. Most materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, fluctuations in currency exchange rates had the following effects on Furniture Component net sales and income from operations:

Impact of changes in currency exchange rates - 2011 vs. 2010 (in thousands)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of	Total currency impact 2010 vs.
	2010	2011	Change	rate changes	2011
Impact on:
Net sales	$—	$—	$—	$476	$476
Income from operations	(354)	410	764	(1,507)	(743)

Impact of changes in currency exchange rates - 2010 vs. 2009 (in thousands)
	Transaction gains/(losses) recognized			Translation gain/loss- impact of	Total currency impact 2009 vs.
	2009	2010	Change	rate changes	2010
Impact on:
Net sales	$—	$—	$—	$999	$999
Income from operations	(236)	(354)	(118)	(1,645)	(1,763)

The positive impact on sales for both comparative periods relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar

The negative impact on income from operations for both comparative periods results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar. This negatively impacted gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

General —CompX’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as coiled steel, zinc, copper, plastic resin and stainless steel. Total material costs represented approximately 53% of our cost of sales in 2011, with commodity related raw materials accounting for approximately 18% of our cost of sales. Worldwide raw material costs declined in 2009 and began increasing in the second half of 2010 and continued increasing throughout 2011. CompX occasionally enters into short-term commodity related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. These arrangements generally provide for stated unit prices based upon a specified purchase volumes, which helps us to stabilize commodity related raw material purchase prices to a certain extent. We enter into such arrangements for zinc, brass and coiled steel. We expect commodity related raw material prices to increase in 2012 in conjunction with higher demand as a result of the expected improvement in the world wide economy. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset cost increases for these raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins may be affected by raw material cost pressures.

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2009	2010	2011	2009-	2010-
	(In millions)			2010	2011
Net sales:
Security Products	$61.4	$68.0	$71.4	11%	5%
Furniture Components	48.2	59.1	59.0	23%	—
Marine Components	6.5	8.2	8.4	25%	4%

Total net sales	$116.1	$135.3	$138.8	16%	3%

Gross margin:
Security Products	$17.8	$21.6	$23.1	21%	7%
Furniture Components	6.5	13.5	11.1	108%	(18)%
Marine Components	(0.5)	0.9	1.0	260%	5%

Total gross margin	$23.8	$36.0	$35.2	51%	(2)%

Income (loss) from operations:
Security Products	$9.7	$13.1	$14.4	35%	10%
Furniture Components	(4.7)	3.4	9.0	173%	163%
Marine Components	(3.0)	(1.4)	(1.2)	53%	15%
Corporate operating expenses	(6.0)	(5.8)	(6.7)	4%	(17)%

Total income (loss) from operations	$(4.0)	$9.3	$15.5	331%	66%

Income (loss) from operations margin:
Security Products	16%	19%	20%
Furniture Components	(10)%	6%	15%
Marine Components	(47)%	(18)%	(15)%
Total income from operations margin	(3)%	7%	11%

Security Products—Security Products net sales increased 5% to $71.4 million in 2011 compared to $68.0 million in 2010. The increase in sales is primarily due to improved customer order rates across most customers with a greater increase among leisure transportation market customers resulting from some improvement in the economic conditions in North America and specific customer projects. Gross margin and income from operations percentages increased in 2011 compared to 2010 by one percentage point due to greater leverage of fixed manufacturing costs on the higher level of sales in 2011. Although sales increased by $3.4 million from 2010 to 2011, fixed manufacturing expenses were comparable between years as a $350,000 decrease in depreciation expense relating to the timing of historical capital expenditures and retirements offset an increase in other fixed manufacturing expenses associated with the increase in sales.

Security Products net sales increased 11% to $68.0 million in 2010 compared to $61.4 million in 2009. The increase in sales is primarily due to an increase in order rates across most of our customers resulting from improved economic conditions in North America. Gross margin and income from operations percentages increased in 2010 compared to 2009 due to the positive impact of (i) a $4.0 million increase in variable contribution primarily as a result of higher sales and improved production efficiencies directly resulting from the higher sales and (ii) improved leverage of fixed manufacturing costs (which increased only $264,000) and selling, general and administrative costs (which increased only $381,000) on higher sales.

Furniture Components—Furniture Components net sales were flat in 2011 compared 2010. Net sales were positively impacted by $1.9 million in sales relating to the July acquisition of an ergonomics component products business. See Note 2 to our Consolidated Financial Statements. The increase in sales was fully offset by a decrease in sales of our other ergonomics component products due to a decrease in customer projects associated with government spending. Additionally, we experienced a slight decline in overall demand for ergonomic products due to the somewhat discretionary nature of ergonomic products and the overall challenging economic environment. Gross margin percentage decreased approximately 4% in 2011 compared to 2010 primarily due to production inefficiencies relating to the 2011 facility consolidation and a negative $1.2 million impact of relative changes in currency exchange rates. The impact of the acquired ergonomics component business on gross margin percentage for 2011 was not significant. For the 2010 and 2011 comparative period, Furniture Components income from operations includes: (i) a patent litigation settlement gain of $7.5 million recognized in 2011, (ii) patent litigation expenses of $2.4 million and $227,000 in 2010 and 2011, respectively and (iii) facility consolidation costs of approximately $2.0 million in 2011. Excluding the patent litigation settlement gain, patent litigation expenses and facility consolidation costs, income from operations percentage decreased 4 percentage points in 2011 compared to 2010 primarily due to the decrease in gross margin for the comparative period, as noted above.

In July of 2011, CompX completed the above noted acquisition of an ergonomic component products business for cash consideration of approximately $4.8 million. The acquisition is intended to expand our Furniture Components ergonomics product line. See Note 2 to our Consolidated Financial Statements.

Furniture Components net sales increased 23% to $59.1 million in 2010 from $48.2 million in 2009, primarily due to an increase in customer order rates across most customers resulting from improved economic conditions in North America. Gross margin percentage increased approximately 10% in 2010 compared to 2009. Income from operations increased from a loss of $4.7 million in 2009 to income of $3.4 million in 2010. The increases in the gross margin percentage and income from operations are primarily the result of (i) a $6.6 million increase in variable contribution primarily as a result of higher sales and improved production efficiencies directly resulting from the higher sales, (ii) improved leverage of fixed manufacturing costs due to the significant increase in sales and continued control of costs and (iii) lower selling, general and administrative costs primarily due to a $2.2 million decrease in litigation expense which was partially offset by limited cost increases in response to the higher sales and the negative impact of changes in currency exchange rates.

Marine Components—Marine Components net sales increased 4% in 2011 as compared to 2010. As a percentage of net sales, gross margin was flat over the comparative period. Operating loss percentage improved in 2011 compared to 2010 primarily due to increased leverage of fixed costs as a result of the higher sales and lower intangible amortization expense due to intangibles that became fully amortized in 2010 and the first six months of 2011.

Marine Components net sales increased 25% in 2010 as compared to 2009 primarily due to an increase in customer order rates resulting from improved economic conditions in North America. As a result of the improved labor efficiency and coverage of overhead and fixed cost from the higher sales, gross margin percentage increased approximately 20% from 2009 to 2010. Consequently, the operating loss decreased to $1.4 million in 2010 as compared to a loss of $3.0 million in 2009.

Outlook

Sales demand across all of CompX’s businesses increased during the first quarter of 2011 compared to the prior year as conditions in the overall economy improved. CompX’s Security Products business continued to see improved demand over the prior year throughout the remainder of the year due to the diversity of the customers that it serves. However, during the later part of the second quarter and through the remainder of the year, CompX’s Furniture Components business experienced flat customer demand due to slowing orders in the appliance and office furniture markets as well as a decline in projects driven by government spending. Furniture Components sales were positively impacted by $1.9 million relating to the business acquired in July 2011 which on a pro forma basis had net sales of $5.1 million in 2011. Due to the current economic situation, it is uncertain (i)whether sales growth will return to the Furniture Components business over the next several months, (ii) what the future impact on sales of the acquired business will be or (iii) the extent that sales will grow in the Security Products business during 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel which together represent approximately 18% of our total cost of goods sold. Compared to 2010, our cost of these raw materials increased in 2011 between approximately 10% and 21%. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity tactical spot buys of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures as is currently the case.

As discussed in Note 19 to the Consolidated Financial Statements, we have been involved in certain patent infringement litigation, which has in the past resulted in our incurring significant litigation expense. With the settlement reached during the first quarter of 2011, we do not expect to incur significant litigation expense relating to these patent infringement claims going forward.

The U.S. dollar weakened in 2011 in comparison to the Canadian dollar and the New Taiwan dollar, which are the primary currencies of our non-U.S.

operations. We expect the U.S. dollar to continue to weaken during 2012 which will likely have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates. See Note 20 to the Consolidated Financial Statements for currency hedging contracts in place at December 31, 2011.

General corporate and other items, interest and dividend income, interest expense, provision for income taxes (benefit), noncontrolling interest and related party transactions

Insurance recoveries — We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts we received from these insurance carriers. Substantially all of the $16.9 million of insurance recoveries we recognized in 2011 relate to a new settlement we reached with one of our insurance carriers in September 2011 in which they agreed to reimburse us for a portion of our past litigation defense costs.

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

Litigation settlement gains — The litigation settlement gain in 2010 relates to a $5.3 million pre-tax gain recognized for a settlement agreement we entered into with another potentially responsible party for certain environmental matters. Litigation settlement gains in 2009 relate to the second closings associated with the settlement of condemnation proceedings on certain real property we formerly owned that is subject to environmental remediation. See Note 19 to the Consolidated Financial Statements.

Litigation settlement expense and corporate expense — Corporate expenses were $25.0 million in 2011, $9.3 million or 60% higher than in 2010 primarily due to higher environmental and related costs and offset by slightly lower litigation and related costs. Included in 2011 corporate expenses are:

•	litigation and related costs of $7.9 million in 2011 compared to $8.8 million in 2010 and

•	environmental and related costs of $11.4 million compared to $425,000 in 2010.

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

The $32.2 million litigation settlement expense in 2010 is discussed in Note 19 to our Consolidated Financial Statements.

Overall, we expect that our net general corporate expenses in 2012 will be lower than in 2011, with the unfavorable effect of higher expected litigation and related expenses more than offset by lower environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 19 to the Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2012 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2012, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 19 to the Consolidated Financial Statements.

Gain on reduction in ownership interest in Kronos Worldwide, Inc.—In November 2010, Kronos completed a secondary public offering of 17.94 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million. All shares were sold to third-party investors. Upon completion of the offering our ownership of Kronos was reduced from 36.0% to 30.4%. As a result of such reduction in our ownership interest in Kronos, in the fourth quarter of 2010 we recognized a $78.9 million pre-tax gain, representing the increase in our proportionate interest in Kronos’ net assets from immediately prior to immediately following Kronos’ stock issuance. See Note 6 to the Consolidated Financial Statements.

Interest and dividend income—Interest and dividend income in 2011 increased $.5 million from 2010 primarily due to the resumption of Titanium Metals Corporation’s (“TIMET”) quarterly dividend and an increase in Valhi’s quarterly dividend from $.10 to $.125 per share in the second quarter of 2011. This increase is offset by lower interest income primarily due to lower cash available for investment. Interest and dividend income in 2010 decreased $.3 million from 2009 primarily due to lower cash available for investment.

Interest and dividend income fluctuate in part based upon the amount of funds invested and yields thereon. We expect dividend income in 2012 will be higher than 2011 due to the resumption of TIMET’s quarterly dividend and the increase in Valhi’s quarterly dividend. We expect that interest income will be lower in 2012 than 2011 primarily due to lower cash available for investment.

Interest expense—We recognized interest expense on a promissory note related to a 2010 litigation settlement of $.6 million in 2011 and $.4 million in 2010. The interest rate was 3.25% at December 31, 2011 and December, 31, 2010. See Note 19 to the Consolidated Financial Statements.

We recognized interest expense relating to CompX’s note payable to TIMET of $.5 million in 2011, $.6 million in 2010 and $.8 million in 2009. Interest rates were 1.33% at December 31, 2011, 1.34% at December 31, 2010 and 1.92% at December 31, 2009. See Note 17 to the Consolidated Financial Statements.

Additionally, we recognized interest expense relating to CompX’s credit facility. CompX averaged $3.1 million and $2.4 million outstanding on its revolving credit facility during 2010 and 2011. Interest rates were 4.4% at December 31, 2011 and 3.5% at December 31, 2010. See Note 13 to the Consolidated Financial Statements.

Provision (benefit) for income taxes—We recognized income tax expense of $24.7 million in 2011 and $40.5 million in 2010 compared to a benefit of $10.3 million in 2009. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos, and the level of Kronos’ dividends can have a significant effect on our effective income tax rate. In this regard, Kronos suspended its quarterly dividend of $.125 per share beginning in the first quarter of 2009, and continued such suspension through the third quarter of 2010. In the fourth quarter of 2010, Kronos resumed its quarterly dividend of $.125 per share, and in February 2011 Kronos paid a special dividend of $.50 per share. The February 2011 special dividend was in addition to Kronos’ regular first quarter 2011 quarterly dividend. Beginning in the second quarter of 2011 Kronos increased its regular quarterly dividend to $.15 per share.

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

Noncontrolling interest—Noncontrolling interest in net income of subsidiary increased $.6 million in 2011 compared to 2010 due to higher earnings for CompX.

Noncontrolling interest in net income of subsidiary increased $.7 million in 2010 as compared to 2009. This increase is due to higher earnings for CompX in 2010 as compared to a net loss in 2009.

Related party transactions—We are a party to certain transactions with related parties. See Notes 1 and 17 to the Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Recent accounting pronouncements—See Note 21 to our Consolidated Financial Statements.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	00000000	00000000	00000000	00000000	00000000
	Years ended December 31,			% Change
	2009	2010	2011	2009-	2010-
	(Dollars in millions)			2010	2011
Net sales	$1,142.0	$1,449.7	$1,943.3	27%	34%
Cost of sales	1,011.7	1,104.4	1,194.9	9%	8%

Gross margin	$130.3	$345.3	$748.4

Income (loss) from operations	$(15.7)	$178.4	$546.5	n.m	206%
Other, net	.2	.7	3.3
Interest expense	(41.4)	(38.8)	32.7

Income loss before income taxes	(56.9)	140.3	517.1

Provision for income taxes (benefit)	(22.2)	9.7	196.1

Net income (loss)	$(34.7)	$130.6	$321.0

Percentage of net sales:
Cost of sales	89%	76%	61%
Income (loss) from operations	(2)%	12%	28%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(12.5)	$45.6	$97.6

TiO2 operating statistics:
Sales volumes*	445	528	503	19%	(5)%
Production volumes*	402	524	550	30%	5%

Change in TiO2 net sales:
TiO2 product pricing				11%	40%
TiO2 sales volumes				19	(5)%
TiO2 product mix				—	(6)%
Changes in currency exchange rates				(3)	5%

Total				27%	34%

*	Thousands of metric tons
n.m.—	not meaningful

Current TiO2 Industry conditions and 2011 overview—In 2011 Kronos’ production facilities operated at full capacity rates and it increased TiO2 selling prices throughout 2010 and 2011, resulting in increased profitability and cash flows. Global customer demand for Kronos’ TiO2 products also remained strong in 2011. Nevertheless, Kronos experienced a softening of demand in the fourth quarter as a result of customer destocking, and sales volumes in 2011 were lower as compared to 2010, with most of the lower volumes occurring in the fourth quarter. Kronos anticipates that customer demand will rebound from the softness experienced in the fourth quarter, and that it will be able to implement further TiO2 selling price increases.

Kronos experienced increased costs for raw materials such as ore and petroleum coke in 2011. Kronos expects further increases in raw material costs in 2012.

Overall, based on positive market dynamics in the TiO2 industry, Kronos expects its profitability and cash flows to increase in 2012 and the foreseeable future.

Net sales—Kronos’ net sales increased 34% or $493.6 million in 2011 compared to 2010, primarily due to a 40% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on current conditions in the TiO2 industry, as well as the expectation for increases in its manufacturing costs discussed below, Kronos currently expects average selling prices in 2012 to be higher than in 2011.

While the amount of inventory available for shipment in 2011 increased due to higher production volumes during the year, Kronos’ sales volumes were 5% lower than in 2010 as a result of soft demand in the fourth quarter due to customer destocking.

In addition to the factors discussed above, Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $70 million, or 5%, as compared to 2010, while relative changes in mix of the various grades of its products sold decreased Kronos’ net sales by approximately $87 million, or 6%.

Kronos’ net sales increased 27% or $307.7 million in 2010 compared to 2009, primarily due to a 19% increase in sales volumes and an 11% increase in average selling prices. In addition, Kronos estimates the unfavorable effect of changes in currency exchange rates decreased its net sales by approximately $36 million, or 3%, as compared to the same period in 2009. Record sales volumes in 2010 increased 19% as compared to 2009 due to higher demand across all market segments resulting from the improvement in current economic conditions.

Cost of sales—Kronos’ cost of sales increased $90.5 million or 8% in 2011 compared to 2010 due to the net impact of a 5% increase in TiO2 production volumes, higher raw material costs of $75.1 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $15.0 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Overall, the per metric ton cost of TiO2 Kronos produced increased approximately 10% as compared to 2010. Cost of sales as a percentage of net sales decreased to 61% in 2011 compared to 76% in 2010 primarily due to the effects of higher selling prices and the benefit of higher production volumes in 2011. Kronos’ TiO2 production volumes in 2011 established a new record for an annual production period. Kronos currently expects its feedstock ore and other raw material costs to increase in 2012, including significant increases in its feedstock ore costs.

Kronos’ cost of sales increased $92.7 million or 9% in 2010 compared to 2009 due to the net impact of a 30% increase in TiO2 production volumes to 524,000 metric tons, a 19% increase in sales volumes, an increase in maintenance costs of $25.2 million, and higher raw material costs of $4.5 million. In addition, cost of sales for 2010 was negatively impacted by approximately $15 million as a result of higher production costs in 2010 at Kronos’ ilmenite mines in Norway. Cost of sales as a percentage of net sales decreased to 76% in 2010 compared to 89% in 2009 primarily due to higher selling prices in 2010 and the significantly higher production volumes in 2010, as Kronos implemented temporary plant curtailments during the first half of 2009 in order to reduce its finished goods inventories to an appropriate level. Such temporary plant curtailments resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income from operations—Kronos’ income from operations increased by $368.1 million from $178.4 million in 2010 to $546.5 million in 2011. Income from operations as a percentage of net sales increased to 28% in 2011 from 12% in 2010. This increase is driven by the improvement in gross margin, which increased to 39% in 2011 compared to 24% in 2010. Kronos’ gross margin increased primarily because of the effect of higher selling prices which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Changes in currency exchange rates had a minimal effect on Kronos’income from operations in 2011 as compared to 2010.

Kronos’ income (loss) from operations increased by $194.1 million from an operating loss of $15.7 million in 2009 to operating income of $178.4 million in 2010. Income (loss) from operations as a percentage of net sales increased to 12% in 2010 from (2)% in 2009. This increase is driven by the improvement in gross margin, which increased to 24% for 2010 compared to 11% for 2009. Gross margin increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes. However, changes in currency exchange ratres negatively affected Kronos’ gross margin and income (loss) from operations. Kronos estimates that changes in currency exchange rates decreased income (loss) from operations $27 million in 2010 as compared to 2009.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 10%, 11% and 13% for 2011, 2010 and 2009 respectively.

Other non-operating income (expense)—In March 2011, Kronos redeemed €80 million principal amount of its 6.5% Senior Secured Notes. In the third and fourth quarters of 2011, Kronos repurchased in open market transactions an aggregate €40.8 million principal amount of its 6.5% Notes. Kronos recognized a net $3.1 million pre-tax interest charge related to the redemption and open market purchases of the 6.5% Notes, consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and purchased Notes.

Kronos’ interest expense decreased $6.1 million from $38.8 million in 2010 to $32.7 million in 2011 due to the net effects of the prepayment and open market purchases of a portion of the 6.5% Senior Secured Notes as discussed above, and changes in currency exchange rates. Interest expense decreased $2.6 million from $41.4 million in 2009 to $38.8 million in 2010 due to decreased average borrowings under Kronos’ revolving credit facilities. The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Income tax provision (benefit)—Kronos’ income tax provision was $196.1 million in 2011 compared to a provision of $9.7 million in 2010 and a benefit of $22.2 million in 2009. This increase is primarily due to increased earnings and other items discussed below. Some of the more significant items impacting this reconciliation are summarized below.

•

Income tax provision in 2011 includes $17.2 million for U.S. incremental income taxes on current earnings repatriated from its German subsidiary, which earnings were used to fund a portion of the redemption and repurchases of Kronos’ Senior Secured Notes.

•

Income tax provision in 2010 includes a $35.2 million non-cash income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of its German corporate and trade tax net operating loss carryforwards.

•

Income tax benefit for 2009 includes a non-cash benefit of $4.7 million related to a net decrease in Kronos’ reserve for uncertain tax positions, primarily as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

Effects of Currency Exchange Rates

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

	000000	000000	000000	000000	000000
Impact of changes in currency exchange rates - 2011 vs. 2010 (in millions)
	Transaction gains/ (losses) recognized			Translation gain/loss- impact of	Total currency impact 2011 vs.
	2010	2011	Change	rate changes	2010
Impact on:
Net sales	$—	$—	$—	$70	$70
Income from operations	8	3	(5)	5	—

	000000	000000	000000	000000	000000
Impact of changes in currency exchange rates - 2010 vs. 2009 (in millions)
	Transaction gains/ (losses) recognized			Translation gain/loss- impact of	Total currency impact 2010 vs.
	2009	2010	Change	rate changes	2009
Impact on:
Net sales	$—	$—	$—	$(36)	$(36)
Income from operations	10	8	(2)	(25)	(27)

The impact on income from operations in 2011 versus 2010 was minimal. The negative impact on income (loss) from operations in 2010 versus 2009 is due to increased currency transaction losses in 2010 as compared to 2009 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.

Outlook

Kronos operated its production facilities at full practical capacity levels during 2011 and its production volumes in 2011 set a new record for the second year in a row. While it continues to work on debottlenecking projects in order to increase its production capacity, Kronos believes such debottlenecking projects will produce relatively nominal increases in its capacity. Given the exceptional level of production achieved in 2011, Kronos currently expects to operate its facilities in 2012 at production levels consistent with or slightly lower than 2011.

The overall strong global demand for TiO2 experienced in 2011 is expected to continue in 2012. As a result, Kronos expects that it will be able to sell the TiO2 it produces in 2012 as well as portions of its finished goods inventory on hand at the end of 2011. Consequently, Kronos expects its sales volumes to increase in 2012 as compared to 2011.

Kronos implemented significant increases in TiO2 selling prices throughout 2011. Its average TiO2 selling prices were 40% higher in 2011 as compared to 2010, and Kronos’ average prices at the end of 2011 were 11% higher than at the end of the third quarter of 2011 and 47% higher than at the end of 2010. Based on expected continuation of strong demand levels and increases in its manufacturing costs discussed below, Kronos anticipates its average selling prices will continue to increase throughout 2012, including increases to offset the impact of its expected higher manufacturing costs.

Throughout 2011 Kronos saw significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. Kronos currently expects this trend to continue in 2012, with continued higher-than-historical increases in feedstock ore, petroleum coke, energy and freight costs. Overall, Kronos currently expects the per metric ton cost of TiO2 it produces will increase approximately 50% to 60% in 2012 as compared to 2011. Kronos’ cost of sales per metric ton of TiO2 sold in 2012 is consequently expected to be significantly higher as compared to 2011 primarily due to higher feedstock ore costs. Given the current conditions in the TiO2 industry, if Kronos’ costs of production exceed its current expectations in 2012 and demand for TiO2 remains strong, Kronos believes it could recoup such higher costs through additional selling price increases.

Overall, Kronos expects income from operations will be higher in 2012 as compared to 2011, as the favorable effect of higher selling prices and sales volumes will more than offset the impact of higher production costs.

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

Assumptions on defined benefit pension plans and OPEB plans

Defined benefit pension plans—We maintain various defined benefit pension plans in the U.S. and the U.K., and Kronos maintains various defined benefit pension plans in the U.S., Europe and Canada. See Note 16 to our Consolidated Financial Statements.

Under defined benefit pension plan accounting, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.

We recognized consolidated defined benefit pension plan expense of $.7 million in 2009 and $.6 million in 2010 compared to pension plan income of $.4 million in 2011. The funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to all of our plans of approximately $.5 million in each of 2009 and 2010 and $.6 million in 2011.

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

At December 31, 2011, our projected benefit obligations for defined benefit plans comprised $47.6 million related to U.S. plans and $9.4 million for the U.K. plan, which is associated with a former disposed business. We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2009 and expense in 2010	Obligations at December 31, 2010 and expense in 2011	Obligations at December 31, 2011 and expense in 2012
U.S.	5.7%	5.1%	4.2%
United Kingdom	5.8%	5.5%	5.0%

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

At December 31, 2011, approximately 81% of the plan assets related to plan assets for our plans in the U.S., with the remainder related to the U.K. plan. We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets of each of our plans and the expected long-term rates of return for such asset components as well as the historical rates of return achieved. At December 31, 2010 and 2011, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold C. Simmons is the sole trustee of the CMRT and is a member of the CMRT investment committee.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. The CMRT holds TIMET common stock in its investment portfolio; however through December 31, 2009 we invested in a portion of the CMRT which does not include the TIMET holdings. Beginning in 2010, we began investing in the portion of the CMRT that holds TIMET stock. During the history of the CMRT from its inception in 1988 through December 31, 2011, the average annual rate of return (including the CMRT’s investment in TIMET common stock) has been 14%, while such annual return excluding the CMRT’s investment in TIMET common stock has been 11.4%.

The CMRT weighted-average asset allocation by asset category was as follows:

	00000	00000
	December 31,
	2010	2011
Equity securities and limited partnerships	83%	85%
Fixed income securities	16	14
Other	1	1

Total	100%	100%

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

Our assumed long-term rates of return on plan assets for 2009, 2010 and 2011 were as follows:

	2009	2010	2011
U.S.	10.0%	10.0%	10.0%
United Kingdom	6.5%	5.8%	5.8%

We currently expect to utilize the same long-term rate of return on plan asset assumptions in 2012 as we used in 2011 for purposes of determining the 2012 defined benefit pension plan expense.

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

During 2011, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $10.4 million. This actuarial loss resulted primarily from the actual return on plan assets below the assumed return and the general reduction in discount rates from December 31, 2010 to December 31, 2011.

During 2010, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $2.5 million. This actuarial gain resulted primarily from the favorable impact of the actual return on plan assets in excess of the expected plan-asset return during the year, offset in part by the unfavorable impact of a reduction in discount rates.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2012, we expect to recognize defined benefit pension expense of approximately $70,000 in 2012. In comparison, we expect to be required to contribute approximately $2.7 million to such plans during 2012.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2011, our aggregate projected benefit obligations would have increased by approximately $1.3 million at that date. Such a change would not materially impact our defined benefit pension income for 2012. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.1 million during 2012.

OPEB plans—We provide certain health care and life insurance benefits for eligible retired employees in the U.S. See Note 16 to our Consolidated Financial Statements. Under GAAP, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. We recognize the full unfunded status of our OPEB plans as a liability.

We recognized consolidated OPEB expense of $.4 million in 2009 and $.3 million in 2010 and recognized income of $.6 million in 2011. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $.8 million in 2009, $.8 million in 2010 and $.5 million in 2011. Substantially all of our accrued OPEB cost relates to benefits being paid to retirees and their dependents, and no OPEB benefits are being earned by current employees. As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year. Accordingly, the amount of accrued OPEB expense is expected to decline gradually.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries. In certain cases, we have the right to pass on to retirees all or a portion of increases in health care costs. During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide and plan-design cost containment initiatives. For example, at December 31, 2011 the expected rate of increase in future health care costs ranges from 8.0% in 2012, declining to 5.5% in 2018 and thereafter.

In the fourth quarter of 2010, we amended our benefit formula for most participants of the plan effective January 1, 2011, resulting in a prior service credit of approximately $3.6 million as of December 31, 2010. Key assumptions including the health care cost trend rate as of December 31, 2010 now reflect these plan revisions to the benefit formula.

Based on the actuarial assumptions and amended benefit formula described above, we expect to recognize consolidated OPEB income of approximately $.6 million in 2012. In comparison, we expect to be required to make approximately $.7 million of contributions to such plans during 2012.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used are reasonable and appropriate. If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2011, our aggregate projected benefit obligations would have increased by less than $.1 million at that date, and the change to OPEB expense would not have been material for 2012. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by $.1 million at December 31, 2011 and the change to OPEB expense would not have been material.

Non-U.S. operations

CompX—CompX has substantial operations and assets located outside the United States, principally furniture component product operations in Canada and Taiwan. At December 31, 2011, CompX had substantial net assets denominated in the Canadian dollar and the New Taiwan dollar.

Kronos—Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates. At December 31, 2011, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian krone and British pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income (loss) from operations. Cash flows provided by operating activities increased from $5.4 million in 2010 to $48.2 million in 2011. The $42.8 million increase in cash provided by operating activities includes the net effect of:

•	aggregate dividends from Kronos of $37.9 million in 2011 (including $17.6 million attributable to Kronos’ special dividend of $.50 per share) compared to $4.4 million in 2010,

•

higher income from operations in 2011 attributable to CompX (excluding the impact of the asset held for sale writedowns in both periods) of $6.8 million, due to the $7.5 million received from CompX’s patent litigation settlement in the first quarter of 2011,

•	the $19.0 million paid in 2010 related to the litigation settlement expense,

•	higher net corporate expenses in 2011 of $8.5 million,

•

lower amount of net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2011 of $4.7 million, including accruals related to environmental and related matters,

•	the $3.2 million received in 2010 related to the litigation settlement gain,

•	lower cash received for insurance recoveries of $1.9 million in 2011,

•	higher cash paid for income taxes in 2011 of $3.1 million, and

•	higher cash paid for interest in 2011 of $1.5 million mainly due to timing of interest payments as discussed in Note 13 to our Consolidated Financial Statements.

Cash flows provided by operating activities increased from $1.4 million in 2009 to $5.4 million in 2010. The $4.0 million increase in cash provided by operating activities includes the net effect of:

•	aggregate dividends from Kronos of $4.4 million in 2010 as compared to none in 2009, following Kronos’ reinstatement of its quarterly dividend in the fourth quarter of 2010,

•	higher income from operations in 2010 attributable to CompX (excluding the asset held for sale write-downs in both periods) of $13.5 million,

•	$19.0 million paid in 2010 related to the litigation settlement expense,

•	lower net corporate expenses in 2010 of $8.0 million,

•	the $3.2 million received in 2010 related to the litigation settlement gain,

•	higher cash received from insurance recoveries in 2010 of $14.2 million,

•	lower net cash provided by relative changes in receivables, inventories and payables and accrued liabilities in 2010 of $22.8 million, and

•	lower cash paid for income taxes in 2010 of $3.9 million.

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

	$,00000	$,00000	$,00000
	Years ended December 31,
	2009	2010	2011
	(In millions)
Cash provided by (used in) operating activities:
CompX	$15.3	$13.0	$16.0
NL Parent and wholly-owned subsidiaries	(8.5)	(2.2)	37.6
Eliminations	(5.4)	(5.4)	(5.4)

Total	$1.4	$5.4	$48.2

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our average days sales outstanding decreased from December 31, 2010 to December 31, 2011. In absolute terms, trade accounts receivable decreased by $.4 million in 2011 as compared to 2010 while fourth quarter sales increased by $741,000. As a result, CompX’s overall December 31, 2011 days sales outstanding compared to December 31, 2010 is in line with our expectations. The increase in average days sales outstanding was the result of trade accounts receivable returning to a more normal relationship to sales in 2010 due to the improvement in the overall economic environment. Also shown below, average number of days in inventory increased from December 31, 2010 to December 31, 2011. In addition, inventory increased by $1.2 million in 2011 and 2011 fourth quarter cost of goods sold also increased by $1.2 million over the same period in 2010. A significant portion of the increase in inventory is attributable to the ergonomics business acquired in the third quarter of 2011. For comparative purposes, we have provided 2009 numbers below.

	2009	2010	2011
Days sales outstanding	37 Days	41 days	39 days
Days in inventory	64 Days	70 days	71 days

Investing activities

Net cash provided by investing activities totaled $9.8 million in 2011, $2.8 million in 2010 and $32.4 million in 2009. Capital expenditures, substantially all of which relate to CompX, were $3.2 million in 2011, $2.1 million in 2010 and $2.3 million in 2009. Capital expenditures have primarily emphasized improvements to CompX’s manufacturing facilities and investments in manufacturing equipment, which utilize new technologies and increase automation of the manufacturing process to provide for increased productivity and efficiency.

During 2011:

•	CompX acquired an ergonomic component products business for $4.8 million and

•	we collected the $15 million due to us on our promissory note related to the settlement of condemnation proceedings. See Notes 4 and 19 to our Consolidated Financial Statements.

During 2010:

•

we reduced restricted cash and restricted marketable securities by a net of $5.0 million primarily due to lower requirements for us to maintain such restricted balances in connection with our environmental remediation activities.

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

Financing activities

Net cash used in financing activities totaled $61.5 million in 2011, $17.8 million in 2010 and $25.9 million in 2009. We paid cash dividends of $24.3 million ($.50 per share) in each of 2011, 2010 and 2009. Other financing activities over the past three years consisted principally of:

•	CompX paid cash dividends to noncontrolling interests in the amount of $.8 million in each of 2011, 2010 and 2009,

•	CompX repaid $20 million in principal payments in 2011 and $750,000 in 2009 on its note payable to TIMET,

•	CompX had net borrowings under its revolving credit facility of $3.0 million in 2010, and had net repayments of $600,000 in 2011,

•	we paid $7.0 million for the repurchase of noncontrolling interest in a subsidiary’s stock in 2010,

•	we paid $9.0 million in 2011 on a promissory note in conjunction with a litigation settlement and

•	we borrowed a net $11.3 million on a promissory note with Valhi in 2010, and had net repayments of $7.2 million in 2011.

Outstanding debt obligations and borrowing availability

At December 31, 2011, our consolidated indebtedness comprised:

•	$22.2 million note payable to TIMET,

•	$4.1 million outstanding on a note payable to Valhi,

•	$9.0 million promissory note issued in conjunction with a litigation settlement, and

•	$2.0 million outstanding under CompX’s revolving bank credit facility.

This indebtedness is more fully described in Notes 13 and 19 to our Consolidated Financial Statements.

In January 2012, CompX amended and restated its revolving bank credit facility to, among other things, decrease the size of the facility to $30.0 million. At December 31, 2011, based on the $2.0 million outstanding under the prior facility and the size of the amended facility, CompX could borrow the remaining $28.0 million without violating any debt covenants. See Note 13 to our Consolidated Financial Statements.

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

NL, CompX and Kronos are each in compliance with all of their respective debt covenants at December 31, 2011. Our and the ability of our affiliates to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements. We believe each of NL, CompX and Kronos will be able to comply with its respective financial covenants contained in their credit facilities through the maturity date of the respective facilities; however if future operating results differ materially from our current expectations, we, CompX or Kronos might not be able to maintain compliance.

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

At December 31, 2011, we had an aggregate of $16.5 million of restricted and unrestricted cash and cash equivalents. A detail by entity is presented in the table below. Of the $10.1 million attributable to CompX, $6.3 million was held by its non-U.S. subsidiaries.

$000000
CompX	$10.1
NL Parent and wholly-owned subsidiaries	6.4

Total	$16.5

In addition, at December 31, 2011 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $311.4 million. See Note 3 to the Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at December 31, 2011 with an aggregate market value of $635.3 million. See note 6 to the consolidated financial statements.

We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries and affiliates. As a result of this process, we have in the past and may in the future seek to raise additional capital, incur debt, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2012). If actual developments differ from our expectations, our liquidity could be adversely affected. In this regard, during 2012 we currently expect to borrow funds from Valhi in order to meet our cash requirements, and Valhi has agreed to loan us up to $40 million ($4.1 million outstanding at December 31, 2011). The amount of any such outstanding loan Valhi would make to us at any time is at Valhi’s discretion.

Capital Expenditures

We currently expect that our aggregate capital expenditures for CompX in 2012 will be approximately $6.2 million compared to capital expenditures of $3.2 million in 2011. CompX’s capital expenditures in 2010 and 2011 were limited to expenditures required to meet expected customer demand and properly maintain its facilities. A significant portion of the increase in expected capital expenditures for 2012 relates to the implementation of a new manufacturing and accounting system. Capital spending for 2012 is expected to be funded through cash on hand and cash generated from operations and relates to expenditures required to meet expected customer demand and properly maintain CompX’s facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.

Kronos’ board of directors determined to resume its regular quarterly dividend in the fourth quarter of 2010. In February 2011 Kronos’ board of directors declared and paid a special cash dividend of $.50 per share of its common stock, and in May 2011 Kronos’ board of directors increased Kronos’ regular quarterly dividend from $.125 to $.15 per share. Based on the 35.2 million shares of Kronos we held at December 31, 2011, we would receive annual dividends from Kronos of $21.1 million at the current $.15 per share rate.

CompX currently pays a regular quarterly dividend of $.125 per share. At that rate, and based on the 10.8 million shares of CompX we held at December 31, 2011, we would receive annual dividends from CompX of $5.4 million.

In May 2011, Valhi’s board of directors increased Valhi’s regular quarterly dividend from $.10 per share to $.125 per share. Based on the 4.8 million shares of Valhi we held at December 31, 2011, we would receive annual dividends from Valhi of $2.4 million at the current $.125 per share rate.

In May 2011, TIMET’s board of directors resumed its regular quarterly dividend of $.075 per share. Based on the 1.4 million shares of TIMET we held at December 31, 2011, we would receive annual dividends from TIMET of $.4 million at the current $.075 per share rate.

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

In November 2010, Kronos completed a secondary public offering of 17.94 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million. The price to the public was $20.00 per share, and the underwriting discount was 5.75% (or $1.15 per share). Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million. The shares of Kronos common stock issued in the secondary offering are identical to the previously issued outstanding shares in all respects, including par value, liquidation and dividend preference. All shares were sold to third-party investors. Upon completion of the offering our ownership of Kronos was reduced from 36.0% to 30.4%. We accounted for the reduction in our ownership interest in Kronos in accordance with ASC 323-10-40, and consequently we recognized a $78.9 million gain in the fourth quarter of 2010, representing the increase in our proportionate interest in Kronos’ net assets from immediately prior to immediately following Kronos’ stock issuance. See Note 6 to our Consolidated Financial Statements.

Summary of debt and other contractual commitments

As more fully described in the notes to our Consolidated Financial Statements, we are party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 13 and 19 to our Consolidated Financial Statements. The following table summarizes our contractual commitments as of December 31, 2011 by the type and date of payment.

	Payment due date
Contractual commitment	2012	2013/2014	2015/2016	2017 and After	Total
	(In millions)
Indebtedness:
Principal	$10.0	$25.3	$1.9	$—	$37.2
Interest	.9	1.0	.1	—	2.0
Operating leases	.4	.5	.2	—	1.1
Purchase obligations	13.1	—	—	—	13.1
Fixed asset acquisitions	.7	—	—	—	.7
Other	2.0	2.0	2.0	—	6.0
Estimated tax obligations	1.3	—	—	—	1.3

	$28.4	$28.8	$4.2	$—	$61.4

The amount shown for indebtedness involving revolving credit facilities is based on the actual amount outstanding at December 31, 2011 and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2011 interest rate and assumes such variable-rate indebtedness remains outstanding until the maturity of the facility. The timing and amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments. Fixed asset acquisitions include firm purchase commitments for capital projects. The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2011, which is assumed to be paid in 2012.

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

Commitments and contingencies

We are subject to certain commitments and contingencies, as more fully described in Note 19 to our Consolidated Financial Statements or in Part I, Item 3 of this report. In addition to those legal proceedings described in Note 19 to our Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Off balance sheet financing arrangements

Other than operating lease commitments disclosed in Note 19 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General—We are exposed to market risk from changes in currency exchange rates, interest rates, raw materials and equity security prices.

Interest rates—We are exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2010 and 2011, all of our outstanding indebtedness comprised variable-rate instruments. The following table presents principal amounts, interest rates and fair value for our outstanding indebtedness at December 31, 2010 and 2011. See Note 13 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)
As of December 31, 2011:

Variable-rate indebtedness:
Note payable to affiliate—TIMET	$22.2	$22.2	1.4%	2014
Note payable to affiliate—Valhi	4.1	4.1	6.0%	2013
Credit facility	2.0	2.0	4.4%	2015
Promissory note payable	9.0	9.0	3.3%	2012

	$37.3	$37.3

As of December 31, 2010:

Variable-rate indebtedness:
Note payable to affiliate—TIMET	$42.2	$42.2	1.3%	2014
Note payable to affiliate—Valhi	11.3	11.3	6.0%	2012
Credit facility	3.0	3.0	3.5%	2012
Promissory note payable	18.0	18.0	3.3%	2012

	$74.5	$74.5

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2011 the analysis indicated that such rate movements would not have a material effect on our financial results from operations or cash flows. However, actual gains or losses in the future may differ materially from our analysis based on changes in the timing and amount of interest rate movement.

Currency exchange rates—We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products outside the United States (principally Canada and Taiwan). A portion of CompX’s sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a substantial portion of CompX’s sales generated from our non-U.S. operations are denominated in the U.S. dollar. Most materials, labor and other production costs for these non-U.S. operations are primarily denominated in local currencies. As a result, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

As previously noted, certain of CompX’s sales generated by its Canadian operations are denominated in U.S. dollars. Consequently, CompX periodically enters into forward currency contracts to mitigate the financial statement impact of changes in currency exchange rates. At each balance sheet date, outstanding forward currency contracts are marked-to-market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income. At December 31, 2011, CompX held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts was a liability of approximately $19,000 at December 31, 2011. We had no forward currency contracts outstanding at December 31, 2010.

Marketable security prices—We are exposed to market risk due to changes in prices of the marketable securities which we own. The fair value of our equity securities at December 31, 2010 and 2011 was $130.8 million and $311.4 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $13.1 million at December 31, 2010 and $31.1 million at December 31, 2011.

Raw materials—CompX will occasionally enter into short-term raw material arrangements to mitigate the impact of future increases in raw material costs. Otherwise, we generally do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the price to be stable or because long-term supply agreements for those materials are generally not available. We do not engage in commodity hedging programs.

Other—We believe there may be a certain amount of incompleteness in the sensitivity analyses presented above. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect our results of operations and cash flows, such as demand for our products, sales volumes, selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses we would incur assuming the hypothetical changes in market prices were actually to occur.

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

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements and Schedules” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

•

provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual

Report on Form 10-K for the year ended December 31, 2011. Our independent registered public accounting firm is also required to annually attest to our internal control over financial reporting.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE. During 2011, our chief executive officer filed such annual certification with the NYSE. The 2011 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2011 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our 2012 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our 2012 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our 2012 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our 2012 proxy statement. See also Note 17 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to our 2012 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	and (c) Financial Statements and Schedules

The Registrant

The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (30%-owned at December 31, 2011) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

We have included as exhibits the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2011 will be furnished to the Commission upon request.

We will also furnish, without charge, a copy of our amended and restated Code of Business Conduct and Ethics, as adopted by the board of directors on February 15, 2012, upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

Item No.	Exhibit Index

3.1	Certificate of Amended and Restated Certificate of Incorporation dated May 22, 2008 - incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-00640) for the annual meeting held on May 21, 2008.

3.2	Amended and Restated Bylaws of NL Industries, Inc. as of May 23, 2008 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-00640) filed with the U.S. Securities and Exchange Commission on May 23, 2008.

4.1	Indenture governing the 6.5% Senior Secured Notes due 2013, dated as of April 11, 2006, between Kronos International, Inc. and The Bank of New York, as trustee - incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

10.1	Lease Contract dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1985.

10.2	Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.3	Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.4	Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.5	Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.6	Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.7	Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.8	Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.9	Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.). and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.10*	Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.11	Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q (File No. 001-31763) for the quarter ended March 31, 2004.

10.12	Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.13	Euro 80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders - incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. (File No. 001-00640) for the quarter ended June 30, 2002.

10.14	First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent – incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Kronos Worldwide, Inc. (File No. 333-119639).

10.15	Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.3 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.16	Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.4 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.17	Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.5 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.18	Fifth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of October 28, 2010 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kronos International, Inc. dated October 28, 2010 (File No. 333-100047).

10.19	Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 to the CompX International Inc. Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.20*	CompX International Inc. 1997 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.2 to the CompX International Inc. Registration Statement on Form S-1 (File No. 333-42643).

10.21	$50,000,000 Credit Agreement between CompX International Inc. and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 – incorporated by reference to Exhibit 10.9 of CompX International Inc.’s Form 10-K (File No. 1-13905) for the year ended December 31, 2009.

10.22	First Amendment to Credit Agreement dated as of October 16, 2007 among CompX International Inc., CompX Security Products, Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.3 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on October 22, 2007.

10.23	Second Amendment to Credit Agreement dated as of January 15, 2009 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on January 21, 2009.

10.24	Third Amendment to Credit Agreement dated as of September 21, 2009 by and among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association and Comerica Bank - incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on September 24, 2009.

10.25	Fourth Amendment to Credit Agreement dated as of May 10, 2010 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine, Inc., Wells Fargo Bank, National Association, as successor-by-merger to Wachovia Bank, National Association and Comerica Bank – incorporated by reference to Exhibit 10.10 of CompX International Inc.’s Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.26	Fifth Amendment to Credit Agreement dated as of July 26, 2011 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine, Inc., Wells Fargo Bank, National Association, and Comerica Bank – incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Form 10-Q filed on August 2, 2011 (File No. 1-13905).

10.27	Amended and Restated Credit Agreement dated as of January 13, 2012 between CompX International Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Current Report on Form 8-K filed on January 17, 2012 (File No. 1-13905).

10.28	Form of Subordination Agreement among CompX International Inc., TIMET Finance Management Company, CompX Security Products, Inc., CompX Precision Sildes Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association as administrative agent for itself, Compass Bank and Comerica Bank – incorporated by reference to Exhibit 10.4 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on October 22, 2007.

10.29	First Amendment to Subordination Agreement dated as of the September 21, 2009 by TIMET Finance Management Company and Wachovia Bank, National Association – incorporated by reference to Exhibit 10.2 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on September 24, 2009.

10.30	Amended and Restated Subordinated Term Loan Promissory Note dated September 21, 2009 in the original principal amount of $42,230,190 payable to the order of TIMET Finance Management Company by CompX International Inc. – incorporated by reference to Exhibit 10.3 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on September 24, 2009.

10.31*	NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the NL Industries, Inc. Proxy Statement on Schedule 14A (File No. 001-00640) for the annual meeting of shareholders held on May 6, 1998.

10.32	Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the NL Industries, Inc. Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1991.

10.33	Amended Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective November 30, 2004 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-00640) as of November 30, 2004.

10.34	Intercorporate Services Agreement by and between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to the NL Industries, Inc. Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended March 31, 2004.

10.35	Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and NL Industries, Inc. – incorporated by reference to Exhibit 10.48 to the NL Industries, Inc. Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2003.

10.36	Reinstated and Amended Settlement Agreement and Release, dated June 26, 2008, by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex – incorporated by reference to Exhibit 10.35 to the NL Industries, Inc. Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended June 30, 2010.

10.37	Amendment to Restated and Amended Settlement Agreement and Release, dated September 25, 2008 by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex - incorporated by reference to Exhibit 10.2 to the NL Industries, Inc. Current Report on Form 8-K (File No. 001-00640) that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.38	Mortgage Note, dated October 15, 2008 by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc – incorporated by reference to Exhibit 10.13 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on May 19, 2010.

10.39	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing, dated October 15, 2008, by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc. - incorporated by reference to Exhibit 10.2 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on May 19, 2010.

10.40	Intercreditor, Subordination and Standstill Agreement, dated October 15, 2008, by NL Industries, Inc., NL Environmental Management Services, Inc., Bank of America, N.A. on behalf of itself and the other financial institutions, and acknowledged and consented to by Sayreville Seaport Associates, L.P. and J. Brian O’Neill - incorporated by reference to Exhibit 10.3 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on May 19, 2010.

10.41	Multi Party Agreement, dated October 15, 2008 by and among Sayreville Seaport Associates, L.P., Sayreville Seaport Associates Acquisition Company, LLC, OPG Participation, LLC, J. Brian O’Neill, NL Industries, Inc., NL Environmental Management Services, Inc., The Prudential Insurance Company of America, Sayreville PRISA II LLC - incorporated by reference to Exhibit 10.4 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on May 19, 2010.

10.42	Guaranty Agreement, dated October 15, 2008, by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc - incorporated by reference to Exhibit 10.5 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on May 19, 2010.

10.43	First Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2010 in the original principal amount of $40.0 million executed by NL Industries, Inc. and payable to the order of Valhi, Inc. - incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.44 **	Second Amended and Restated Unsecured Revolving Demand Promissory Note dated December 13, 2011 in the original principal amount of $40.0 million executed by NL Industries, Inc. and payable to the order of Valhi, Inc.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.

23.2**	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.

31.1**	Certification

31.2**	Certification

32.1**	Certification

99.1	Consolidated financial statements of Kronos Worldwide, Inc. – incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2011.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc. (Registrant)

By:	/s/ Harold C. Simmons
Harold C. Simmons
March 5, 2012
(Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 5, 2012	Steven L. Watson, March 5, 2012
(Chairman of the Board and Chief Executive Officer)	(Director)

/s/ Thomas P. Stafford	/s/ Glenn R. Simmons
Thomas P. Stafford, March 5, 2012	Glenn R. Simmons, March 5, 2012
(Director)	(Director)

/s/ C. H. Moore, Jr.	/s/ Gregory M. Swalwell
C. H. Moore, Jr., March 5, 2012	Gregory M. Swalwell, March 5, 2012
(Director)	(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

/s/ Terry N. Worrell	/s/ Tim C. Hafer
Terry N. Worrell, March 5, 2012	Tim C. Hafer, March 5, 2012
(Director)	(Vice President and Controller, Principal Accounting Officer)

NL Industries, Inc.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets—December 31, 2010 and 2011	F-4

Consolidated Statements of Operations—Years ended December 31, 2009, 2010 and 2011	F-6

Consolidated Statements of Comprehensive Income (Loss)—Years ended December 31, 2009, 2010 and 2011	F-7

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2009, 2010 and 2011	F-8

Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2010 and 2011	F-9

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule

Schedule I—Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NL Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries at December 31, 2010 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 5, 2012

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$15,461	$11,652
Restricted cash and cash equivalents	7,413	3,337
Marketable securities	9	—
Accounts and other receivables, net	29,834	14,946
Receivable from affiliates	1,829	214
Inventories, net	18,424	19,578
Prepaid expenses and other	1,285	1,364
Deferred income taxes	7,724	7,213

Total current assets	81,979	58,304

Other assets:
Marketable securities	130,824	311,419
Investment in Kronos Worldwide, Inc.	231,693	281,257
Goodwill	44,819	47,553
Assets held for sale	2,415	6,649
Other assets, net	1,447	4,258

Total other assets	411,198	651,136

Property and equipment:
Land	12,963	11,639
Buildings	34,981	27,301
Equipment	129,260	129,685
Construction in progress	965	1,477

	178,169	170,102
Less accumulated depreciation	117,621	118,300

Net property and equipment	60,548	51,802

Total assets	$553,725	$761,242

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2010	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	9,179	8,184
Accrued and other current liabilities	15,523	13,974
Accrued environmental remediation and related costs	8,206	7,301
Payable to affiliates	1,417	20
Income taxes	909	1,327

Total current liabilities	45,234	40,806

Non-current liabilities:
Long-term debt	64,530	27,285
Accrued pension costs	8,550	16,743
Accrued postretirement benefits (OPEB) costs	5,459	4,373
Accrued environmental remediation and related costs	32,194	34,336
Deferred income taxes	115,206	192,492
Other	18,697	19,215

Total non-current liabilities	244,636	294,444

Equity:
NL stockholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Common stock, $.125 par value; 150,000 shares authorized; 48,631 and 48,663 shares issued and outstanding	6,078	6,082
Additional paid-in capital	299,469	300,067
Retained earnings	56,229	113,555
Accumulated other comprehensive income(loss):
Marketable securities	68,147	186,451
Currency translation	(127,032)	(133,041)
Defined benefit pension plans	(51,534)	(59,478)
Postretirement benefit (OPEB) plans	1,592	1,344

Total NL stockholders’ equity	252,949	414,980

Noncontrolling interest in subsidiary	10,906	11,012

Total equity	263,855	425,992

Total liabilities and equity	$553,725	$761,242

Commitments and contingencies (Notes 15 and 19)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2009	2010	2011
Net sales	$116,125	$135,264	$138,835
Cost of sales	92,345	99,274	103,637

Gross margin	23,780	35,990	35,198
Selling, general and administrative expense	22,109	23,221	24,280
Other operating income (expense):
Insurance recoveries	4,631	18,813	16,942
Litigation settlement gains	11,313	5,286	—
Litigation settlement expense	—	(32,174)	—
Patent litigation settlement gain	—	—	7,468
Patent litigation settlement expense	(4,613)	(2,388)	(227)
Facility consolidation expense	—	(177)	(1,973)
Currency transaction gains (losses), net	(236)	(354)	410
Assets held for sale write-down	(717)	(500)	(1,135)
Other income (expense), net	(75)	148	1,014
Corporate expense and other, net	(23,547)	(15,639)	(24,973)

Income (loss) from operations	(11,573)	(14,216)	8,444
Equity in earnings (losses) of Kronos Worldwide, Inc.	(12,470)	45,623	97,577
Gain on reduction in ownership interest in Kronos Worldwide, Inc.	—	78,910	—
Other income (expense):
Interest and dividends	2,743	2,441	2,982
Interest expense	(1,060)	(1,502)	(1,623)

Income (loss) before taxes	(22,360)	111,256	107,380
Provision for income taxes (benefit)	(10,347)	40,479	24,725

Net income (loss)	(12,013)	70,777	82,655
Noncontrolling interest in net income (loss) of subsidiary	(258)	396	998

Net income (loss) attributable to NL stockholders	$(11,755)	$70,381	$81,657

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$(.24)	$1.40	$1.68

Cash dividend per share	$.50	$.50	$.50

Basic and diluted weighted average shares outstanding	48,609	48,627	48,658

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2009	2010	2011
Net income (loss)	$(12,013)	$70,777	$82,655

Other comprehensive income, net of tax:
Marketable securities:
Unrealized net gains arising during the year	13,607	29,570	118,304

Currency translation adjustment	7,415	1,977	(6,105)

Defined benefit pension plans:
Net actuarial loss arising during the year	(259)	(400)	(9,768)
Plan amendment	—	(530)	—
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	2,018	1,970	1,824

	1,759	1,040	(7,944)

Postretirement benefit (OPEB) plan adjustment:
Net actuarial gain (loss) arising during the year	(303)	(772)	333
Plan amendment	—	3,165	—
Amortization of prior service credit included in net periodic pension cost	(145)	(140)	(581)

	(448)	2,253	(248)

Total other comprehensive income	22,333	34,840	104,007

Comprehensive income	10,320	105,617	186,662
Comprehensive income (loss) attributable to noncontrolling interest	(12)	652	902

Comprehensive income attributable to NL stockholders	$10,332	$104,965	$185,760

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES , INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009, 2010 and 2011

(In thousands, except per share data)

	NL Stockholders’ Equity
				Accumulative other
		Additional		comprehensive income (loss)
	Common	paid-in	Retained	Marketable	Currency	Pension	OPEB	Noncontrolling
	stock	capital	earnings	securities	translation	plans	plans	interest	Total
Balance at December 31, 2008	$6,074	$330,879	$16,909	$24,970	$(135,922)	$(54,333)	$(213)	$11,866	$200,230

Net loss	—	—	(11,755)	—	—	—	—	(258)	(12,013)
Other comprehensive income (loss), net of tax	—	—	—	13,607	7,169	1,759	(448)	246	22,333
Issuance of common stock	2	133	—	—	—	—	—	6	141
Cash dividends—$.50 per share	—	(19,151)	(5,154)	—	—	—	—	(806)	(25,111)
Other	—	78	—	—	—	—	—	—	78

Balance at December 31, 2009	6,076	311,939	—	38,577	(128,753)	(52,574)	(661)	11,054	185,658

Net income	—	—	70,381	—	—	—	—	396	70,777
Other comprehensive income, net of tax	—	—	—	29,570	1,721	1,040	2,253	256	34,840
Issuance of common stock	2	131	—	—	—	—	—	—	133
Cash dividends—$.50 per share	—	(10,162)	(14,152)	—	—	—	—	(809)	(25,123)
Other, net	—	(2,439)	—	—	—	—	—	9	(2,430)

Balance at December 31, 2010	6,078	299,469	56,229	68,147	(127,032)	(51,534)	1,592	10,906	263,855

Net income	—	—	81,657	—	—	—	—	998	82,655
Other comprehensive income, net of tax	—	—	—	118,304	(6,009)	(7,944)	(248)	(96)	104,007
Issuance of common stock	4	560	—	—	—	—	—	18	582
Cash dividends—$.50 per share	—	—	(24,331)	—	—	—	—	(814)	(25,145)
Other, net	—	38	—	—	—	—	—	—	38

Balance at December 31, 2011	$6,082	$300,067	$113,555	$186,451	$(133,041)	$(59,478)	$1,344	$11,012	$425,992

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(12,013)	$70,777	$82,655
Depreciation and amortization	8,272	7,734	6,829
Deferred income taxes	(4,703)	38,420	21,002
Provision for inventory reserves	1,022	556	255
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	833	768	(245)
Other postretirement benefit plans	372	257	(564)
Equity in Kronos Worldwide, Inc.	12,470	(45,623)	(97,577)
Gain on reduction in ownership interest in Kronos Worldwide, Inc.	—	(78,910)	—
Distributions from Kronos Worldwide, Inc.	—	4,402	37,861
Litigation settlement gains	(11,313)	—	—
Litigation settlement expense:
Accrued	—	32,174	—
Settlement payments made	—	(19,012)	—
Assets held for sale write-down	717	500	1,135
Other, net	534	287	339
Change in assets and liabilities:
Accounts and other receivable	12,081	(2,268)	57
Inventories, net	5,878	(2,482)	(439)
Prepaid expenses and other	803	92	(126)
Accounts payable and accrued liabilities	1,996	1,915	(4,403)
Income taxes	(3,432)	2,328	463
Accounts with affiliates	(3,767)	1,016	1,087
Accrued environmental remediation and related costs	(4,208)	(5,446)	1,237
Other noncurrent assets and liabilities, net	(4,151)	(2,067)	(1,332)

Net cash provided by operating activities	1,391	5,418	48,234

Cash flows from investing activities:
Capital expenditures	(2,324)	(2,132)	(3,276)
Acquisition, net of cash acquired	—	—	(4,752)
Proceeds from real estate-related litigation settlement	11,800	—	—
Loans to affiliates, net	22,210	—	—
Collection of promissory notes receivable	261	—	15,000
Change in restricted cash equivalents and marketable debt securities, net	447	4,969	2,524
Proceeds from disposal of:
Marketable securities	164	299	239
Fixed assets	—	1	184
Purchase of:
Kronos common stock	(139)	—	—
Valhi common stock	(33)	—	—
Other marketable securities	—	(326)	(104)

Net cash provided by investing activities	32,386	2,811	9,815

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2009	2010	2011
Cash flows from financing activities:
Cash dividends paid	$(24,305)	$(24,314)	$(24,331)
Distributions to noncontrolling interests	(806)	(809)	(814)
Proceeds from issuance of stock:
NL common stock	84	69	342
CompX common stock	—	—	58
Indebtedness:
Borrowings	—	26,500	31,494
Repayments	(750)	(12,200)	(68,298)
Deferred financing costs paid	(133)	(28)	—
Repurchase of noncontrolling interest in subsidiary	—	(6,988)	—
Other	—	—	4

Net cash used in financing activities	(25,910)	(17,770)	(61,545)

Net increase (decrease)	$7,867	$(9,541)	$(3,496)

Cash and cash equivalents—net change from:
Operating, investing and financing activities	$7,867	$(9,541)	$(3,496)
Effect of exchange rate changes on cash	238	447	(313)
Cash and cash equivalents at beginning of year	16,450	24,555	15,461

Cash and cash equivalents at end of year	$24,555	$15,461	$11,652

Supplemental disclosures:
Cash paid (received) for:
Interest	$1,246	$889	$2,430
Income taxes, net	2,548	(1,332)	1,737

Non-cash investing and financing activities—accrual for capital expenditures	$666	$159	$178
Non-cash financing activity—promissory note payable incurred in connection with litigation settlement	—	18,000	—

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1—Summary of significant accounting policies:

Nature of our business—NL Industries, Inc. (NYSE: NL) is primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE Amex: CIX). We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc. (NYSE: KRO).

Organization—At December 31, 2011, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries held approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Management’s estimates—In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosures of contingent assets and liabilities at each balance sheet date and the reported amounts of our revenues and expenses during each reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation—Our consolidated financial statements include the financial position, results of operations and cash flows of NL and our wholly-owned and majority-owned subsidiaries, including CompX. We account for the 13% of CompX stock we do not own as a noncontrolling interest. We eliminate all material intercompany accounts and balances. Changes in ownership of our wholly-owned and majority-owned subsidiaries are accounted for as equity transactions with no gain or loss recognized on the transaction unless there is a change in control.

Currency translation—The financial statements of our non-U.S. subsidiaries are translated to U.S. dollars. The functional currency of our non-U.S. subsidiaries is generally the local currency of their country. Accordingly, we translate the assets and liabilities at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income, net of related deferred income taxes and noncontrolling interest. We recognize currency transaction gains and losses in income.

Derivatives and hedging activities—We recognize derivatives as either an asset or liability measured at fair value. We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative. See Note 20.

Cash and cash equivalents—We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Restricted cash equivalents and restricted marketable debt securities—We classify cash equivalents and marketable debt securities that have been segregated or are otherwise limited in use as restricted. To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability. To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset and we classify the restricted debt security as either a current or noncurrent asset depending upon the maturity date of the security. See Note 3 and Note 10.

Marketable securities and securities transactions—We carry marketable securities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and, with certain exceptions, this framework is generally applied to all financial statement items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and

•	Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

We accumulate unrealized gains and losses on available-for-sale securities as part of accumulated other comprehensive income, net of related deferred income taxes and noncontrolling interest. We calculate realized gains and losses by the specific identification of securities sold.

Accounts receivable—We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of goods sold—We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. We generally base inventory costs for all inventory categories on an average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overhead based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of goods sold in the same period that the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Investment in Kronos Worldwide, Inc.—We account for our 30% non-controlling interest in Kronos by the equity method. See Note 6.

Goodwill and other intangible assets; amortization expense—Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations. Goodwill is not subject to periodic amortization. We amortize other intangible assets, consisting principally of certain acquired patents and tradenames, using the straight-line method over their estimated lives and state them net of accumulated amortization. We evaluate goodwill for impairment annually, or when circumstances indicate the carrying value may not be recoverable. We evaluate other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. See Notes 7 and 10.

Property and equipment; depreciation expense—We state property and equipment, including purchased computer software for internal use, at cost. We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software. We use accelerated depreciation methods for income tax purposes, as permitted. Depreciation expense was $7.7 million in 2009, $7.2 million in 2010, and $6.3 in 2011. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform impairment tests by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine whether impairment exists.

Employee benefit plans—Accounting and funding policies for our retirement and post retirement benefits other than pensions (“OPEB”) plans are described in Note 16.

Income taxes—We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 19. We are party to a tax sharing agreement with Valhi and Contran pursuant to which we generally compute our provision for income taxes on a separate-company basis and we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the individual company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis. The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments to Valhi for income taxes of $.8 million in 2009. We received net income tax refunds from Valhi of $.7 million in 2010 and $.4 million in 2011.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not permanently reinvested. In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. At December 31, 2010 and 2011 we had no earnings of non-U.S. subsidiaries subject to permanent reinvestment plans. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria.

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

Environmental remediation costs—We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to present value. We recognize any recoveries of remediation costs from other parties when we deem their receipt probable. We expense any environmental remediation related legal costs as incurred. At December 31, 2010 and 2011, we had not recognized any receivables for recoveries. See Note 19.

Net sales—We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer. We include amounts charged to customers for shipping and handling costs, which are not material, in net sales. We state sales net of price, early payment and distributor discounts and volume rebates. We report taxes assessed by a governmental authority such as sales, use, value added and excise taxes on a net basis (i.e., we do not recognize these taxes in either our revenues or in our costs and expenses).

Selling, general and administrative expenses; advertising costs; research and development costs—Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, legal and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Advertising costs are expensed as incurred and were approximately $.5 million in 2009, $.4 million in 2010 and $.5 million in 2011. Research, development and certain sales technical support costs related to continuing operations are expensed as incurred and approximated $1.4 million in 2009, $1.7 million in 2010 and $1.8 million in 2011.

Corporate expenses—Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Earnings per share—Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock reflects the diluted effect (if any) of our outstanding stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive was not material in each of 2009, 2010 and 2011.

Note 2—Geographic information and business acquisition:

We operate in the component products industry through our majority ownership of CompX. CompX manufactures and sells security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries. CompX also manufactures and distributes marine instruments, hardware and accessories for the recreational vehicle industry (including boats). CompX has production facilities in North America and Asia.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and the location of the customer (point of destination); we attribute property and equipment to their physical location. At December 31, 2010 and 2011 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $26.5 million and $32.0 million, respectively.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net sales—point of origin:
United States	$84.8	$96.0	$85.4
Canada	29.0	36.1	51.5
Taiwan	5.8	8.8	9.3
Eliminations	(3.5)	(5.6)	(7.4)

Total	$116.1	$135.3	$138.8

Net sales—point of destination:
United States	$96.0	$111.9	$117.2
Canada	10.4	12.9	12.1
Other	9.7	10.5	9.5

Total	$116.1	$135.3	$138.8

	December 31,
	2010	2011
	(In millions)
Identifiable assets—
Net property and equipment:
United States	$43.2	$34.4
Canada	9.4	9.7
Taiwan	7.9	7.7

Total	$60.5	$51.8

In July 2011, CompX completed the acquisition of 100% of the stock of a Canadian ergonomic component products company for initial cash consideration of the equivalent of approximately $4.8 million, net of approximately $3,000 of cash acquired, with potential additional cash consideration ranging from nil to approximately $1.5 million payable in the first quarter of 2013, contingent upon the acquired business achieving certain acquired product line sales targets during 2012. The estimated fair value of the contingent consideration at December 31, 2011 was $705,000. The acquisition is intended to expand CompX’s Furniture Components ergonomics product line. We have included the results of operations and cash flows of the acquired business in our Consolidated Financial Statements subsequent to the acquisition date. The purchase price has been allocated among net assets acquired, consisting of (i) net working capital (receivable, inventory and payables) of $879,000, (ii) identifiable intangibles other than goodwill of $1.9 million, (iii) goodwill of $3.1 million and (iv) deferred income tax liabilities of $417,000. The tangible and intangible net assets acquired (other than goodwill) were valued based upon an estimate of the fair value of such net assets, with the remainder of the purchase price allocated to goodwill. The business had net sales of $4.2 million in 2010 and the pro-forma effect to us, assuming this acquisition had been completed as of January 1, 2011, is not material.

Note 3—Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
		(in thousands)
December 31, 2010:
Current assets (available-for-sale):
Other	1	$9	$9	$—

Noncurrent assets (available-for-sale):
Valhi common stock	1	$105,929	$24,347	$81,582
TIMET common stock	1	24,895	7,351	17,544

Total		$130,824	$31,698	$99,126

December 31, 2011:
Noncurrent assets (available-for-sale):
Valhi common stock	1	$289,711	$24,347	$265,364
TIMET common stock	1	21,708	7,351	14,357

Total		$311,419	$31,698	$279,721

Our marketable securities include investments in the publicly-traded shares of related parties: Valhi and Titanium Metals Corporation (“TIMET”). Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of TIMET’s outstanding common stock. We account for our investments in Valhi and TIMET common stocks as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income. All of our marketable securities at December 31, 2010 and 2011 were carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.

At December 31, 2010 and 2011, we held approximately 4.8 million shares of Valhi’s outstanding common stock, and 1.4 million shares, or .8%, of the outstanding common stock of TIMET. At December 31, 2010, the quoted market price of Valhi’s and TIMET’s common stock was $22.11 and $17.18 per share, respectively. At December 31, 2011, such quoted market prices were $60.47 and $14.98 per share, respectively.

The Valhi and TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 4—Accounts and other receivables, net:

	December 31,
	2010	2011
	(In thousands)
Trade receivables	$15,068	$14,705
Promissory note receivable	15,000	—
Accrued insurance recoveries	92	586
Other receivables	59	48
Refundable income taxes	4	8
Allowance for doubtful accounts	(389)	(401)

Total	$29,834	$14,946

The promissory note receivable and accrued insurance recoveries are discussed in Note 19.

Note 5—Inventories, net:

	December 31,
	2010	2011
	(In thousands)
Raw materials	$6,393	$6,757
In process products	6,680	7,437
Finished products	5,351	5,384

Total	$18,424	$19,578

Note 6—Investment in Kronos Worldwide, Inc.:

At December 31, 2010 and 2011, we owned approximately 35.2 million shares of Kronos common stock. The per share quoted market price of Kronos at December 31, 2010 and 2011 was $21.25 and $18.04 per share, respectively, or an aggregate market value of $748.2 million and $635.3 million, respectively. In May 2011, Kronos implemented a 2-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Kronos for all periods presented to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Kronos did not change as a result of the split.

In November 2010, Kronos completed a secondary public offering of 17.94 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million. The price to the public was $20.00 per share, and the underwriting discount was 5.75% (or $1.15 per share). Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million. The shares of Kronos common stock issued in the secondary offering are identical to the previously issued outstanding shares in all respects, including par value, liquidation and dividend preference. All shares were sold to third-party investors. Upon completion of the offering our ownership of Kronos was reduced from 36.0% to 30.4%. We accounted for the reduction in our ownership interest in Kronos in accordance with ASC 323-10-40, and consequently we recognized a $78.9 million gain in the fourth quarter of 2010, representing the increase in our proportionate interest in Kronos’ net assets from immediately prior to immediately following Kronos’ stock issuance.

At December 31, 2011, we had an aggregate of 4.1 million shares of our Kronos common stock (and a nominal number of shares of our CompX common stock) pledged in connection with certain liabilities incurred in legal and environmental-related settlement obligations as discussed in Note 19.

The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Year ended December 31,
	2009	2010	2011
	(In millions)
Balance at the beginning of the period	$114.5	$112.8	$231.7
Equity in earnings (losses) of Kronos	(12.5)	45.6	97.6
Gain on reduction in ownership interest in Kronos	—	78.9	—
Dividends received from Kronos	—	(4.4)	(37.9)
Purchases of Kronos stock	.1	—	—
Other, principally equity in Kronos’ other comprehensive income (loss)	10.7	(1.2)	(10.1)

Balance at the end of the period	$112.8	$231.7	$281.3

Selected financial information of Kronos is summarized below:

	December 31,
	2010	2011
	(In millions)
Current assets	$824.3	$865.0
Property and equipment, net	473.6	485.5
Investment in TiO2 joint venture	96.2	89.2
Other noncurrent assets	313.5	384.2

Total assets	$1,707.6	$1,823.9

Current liabilities	$220.1	$328.0
Long-term debt	537.4	362.9
Accrued pension and post retirement benefits	130.1	140.3
Other non-current liabilities	58.8	68.4
Stockholders’ equity	761.2	924.3

Total liabilities and stockholders’ equity	$1,707.6	$1,823.9

	Year ended December 31,
	2009	2010	2011
	(In millions)
Net sales	$1,142.0	$1,449.7	$1,943.3
Cost of sales	1,011.7	1,104.4	1,194.9
Income (loss) from operations	(15.7)	178.4	546.5
Net income (loss)	(34.7)	130.6	321.0

Note 7—Goodwill:

Substantially all of our goodwill is related to our component products operations and was generated from CompX’s acquisitions of certain business units. The remaining goodwill resulted from our acquisition of EWI RE, Inc., an insurance broker subsidiary, and totaled approximately $6.4 million.

We have assigned goodwill related to the component products operations to three reporting units (as that term is defined in ASC Topic 350-20-20 Goodwill): one consisting of CompX’s security products operations, one consisting of CompX’s furniture components operations and one consisting of CompX’s marine component operations. All of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired prior to 2009. Our gross goodwill at December 31, 2011 was $51.3 million.

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

During 2009 due to the continued unfavorable economic trends associated with CompX’s furniture components reporting unit, including among other things, sales and operating income falling materially below our projections, we reevaluated goodwill associated with this reporting unit at the first and second interim periods of 2009, along with the annual testing date in the third quarter. At each interim and annual testing date, we concluded that no impairments were present.

As operations improved in 2010 and 2011, goodwill for all applicable reporting units was tested for impairment only in the third quarter of each year, consistent with our annual testing date. No impairment was indicated as part of our 2010 or 2011 annual review of goodwill.

Changes in the carrying amount of our goodwill related to our three components products reporting units (which exclude the $6.4 million of goodwill related to our EWI reporting unit) during the past three years are presented in the table below.

Goodwill acquired during the year relates to CompX’s acquisition of an ergonomic component products business in July 2011 discussed in Note 2.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Balance at the beginning of the year	$37.8	$37.9	$38.4
Goodwill acquired during the year	—	—	3.1
Changes in currency exchange rates	.1	.5	(.3)

Total	$37.9	$38.4	$41.2

Note 8—Assets held for sale:

At December 31, 2011 our assets held for sale consisted of the Byron Center and River Grove facilities (land, building and building improvements) and the Neenah land, all of which were formerly used in CompX’s operations. These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP. The Byron Center facility became classified as held for sale in September 2011, as discussed in Note 9. In classifying the Byron Center facility as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets. In determining the estimated fair value of the land and building, we obtained an independent appraisal. Based on this appraisal, we recognized a write-down of $910,000 in 2011 to reduce the carrying value of the asset to its estimated fair value less cost to sell.

Additionally, in 2011 due to continued negative local market conditions, CompX obtained an updated independent appraisal for the River Grove facility, the more significant of the remaining two properties. Based on this appraisal, we recognized an additional write-down of $225,000 in 2011 to reduce the carrying value of that asset to its estimated fair value less cost to sell.

These write-downs as of December 31, 2011 totaled $1.1 million and are included in corporate operating expense. We also recognized other assets held for sale write-downs of $717,000 in 2009 and $500,000 in 2010 related to these properties, associated with obtaining updated appraisals on such properties. These appraisals represent a Level 2 input as defined by ASC 820-10-35. All three properties are being actively marketed; however, due to the current state of the commercial real estate market, we cannot be certain of the timing of the disposition of these assets or the potential for future write-downs associated with these assets.

Note 9—Facility consolidation costs:

In November 2010, CompX’s management approved a restructuring plan for its Furniture Components business to move precision slide production from its Byron Center, Michigan facility to its other precision slide manufacturing facilities in Kitchener, Ontario and Taipei, Taiwan. The move, which was substantially completed in April 2011, reduced the number of facilities where CompX produces precision slides from three to two and is expected to enhance the operating efficiency of its precision slide production capacity. As of December 31, 2011, approximately $.2 million of severance costs and approximately $2.0 million of machinery and equipment relocation costs from the Byron Center facility to the Kitchener facility had been expensed, mostly in the first six months of 2011. No additional severance and equipment relocation costs are expected to be incurred subsequent to December 31, 2011.

At the time management approved the Furniture Components restructuring discussed above in November 2010, CompX intended to continue to utilize the Byron Center facility for light assembly and warehousing of product to service its U.S. customers. After operating the facility from the first quarter of 2011 to the latter part of the third quarter of 2011, CompX determined that continued use of the Byron Center facility for warehousing and light assembly was no longer necessary to serve its U.S. customers. Accordingly, in September 2011 management decided to sell the facility, at which time such facility met all of the criteria to be classified as an “asset held for sale.” See Note 8.

Note 10—Intangible and other noncurrent assets:

	December 31,
	2010	2011
	(In thousands)
Patents and other intangible assets, net	$840	$2,045
Other	607	662
Restricted cash	—	1,551

Total	$1,447	$4,258

Patents and other intangible assets, all of which relate to CompX, are stated net of accumulated amortization of $4.6 million at December 31, 2010 and $3.8 million at December 31, 2011. Aggregate amortization expense of all intangible assets, including certain intangible assets which were fully amortized prior to 2009 was $.6 million in each of 2009 and 2010 and $.5 million in 2011. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

Amount
Years ending December 31,	(In thousands)
2012	$649
2013	380
2014	185
2015	161
2016	138
Thereafter	532

Total	$2,045

See Note 2 for a discussion on identifiable intangible assets acquired in conjunction with CompX’s acquisition of an ergonomic component products business in July 2011.

Note 11—Accrued liabilities:

	December 31,
	2010	2011
	(In thousands)
Employee benefits	$9,624	$8,954
Professional fees and settlements	3,077	2,704
Other	2,822	2,316

Total	$15,523	$13,974

Note 12—Other noncurrent liabilities:

	December 31,
	2010	2011
	(In thousands)
Insurance claims and expenses	$688	$594
Reserve for uncertain tax positions	16,832	16,832
Other	1,177	1,789

Total	$18,697	$19,215

Our reserve for uncertain tax positions is discussed in Note 15.

Note 13—Long-term debt:

	December 31,
	2010	2011
	(In thousands)
NL:
Promissory note payable to Valhi	$11,300	$4,100
Promissory note issued in conjunction with litigation settlement	18,000	9,000

Subtotal	29,300	13,100

Subsidiary debt:
CompX credit facility	3,000	1,955
CompX promissory note payable to TIMET	42,230	22,230

Subtotal	45,230	24,185

Total debt	74,530	37,285
Less current maturities	10,000	10,000

Total long-term debt	$64,530	$27,285

NL—In June 2010, we entered into a promissory note with Valhi that, as amended, allows us to borrow up to $40 million. Our borrowings from Valhi under this revolving note are unsecured, bear interest at prime rate plus 2.75% (6.00% at December 31, 2011) with all principal due on demand, but in any event no earlier than March 31, 2013 and no later than December 31, 2013. The amount of the outstanding borrowings at any time is solely at the discretion of Valhi. See Note 17.

The promissory note issued in conjunction with a litigation settlement is discussed in Note 19.

CompX—At December 31, 2011 CompX had a $37.5 million revolving bank credit facility that matured in January 2012. CompX had net borrowings of $3.0 million under the credit facility in 2010 which was repaid in February 2011. In July 2011, CompX borrowed the equivalent of approximately $5.3 million under the credit facility in connection with the acquisition discussed below (such borrowing was denominated in Canadian dollars, as permitted by the terms of the credit facility) and CompX subsequently repaid the equivalent of $2.9 million of such borrowing during the remainder of 2011. The interest rate on the $2.0 million outstanding under the credit facility at December 31, 2011 was 4.4%. CompX was in compliance with all covenants of its revolving bank credit facility at December 31, 2011.

In January 2012, CompX amended and restated the terms of the credit facility to extend the maturity date to January 2015 and to reduce the size of the facility from $37.5 million to $30.0 million. Any amounts outstanding under the credit facility bear interest at LIBOR plus a margin of 2.25%. The credit facility is collateralized by 65% of the ownership interests in CompX’s first-tier non-U.S. subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type, which among other things restricts CompX’s ability to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity. The facility also requires maintenance of specified levels of net worth (as defined). In the event of a change of control, as defined, the lenders would have the right to accelerate the maturity of the facility. The credit facility permits CompX to pay dividends and/or repurchase common stock in an amount equal to the sum of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year. At December 31, 2011, and based on the new $30 million size of the amended and restated credit facility, approximately $28.0 million was available for borrowings. Because the amended and restated credit facility extended the maturity date of CompX’s prior credit facility, we have classified the $2.0 million outstanding at December 31, 2011 under CompX’s prior credit facility as a noncurrent liability at such date.

In October 2007, CompX purchased and/or cancelled a net 2.7 million shares of its Class A common stock from Timet Finance Management Company (“TFMC”). TFMC is a wholly-owned subsidiary of TIMET. CompX purchased and/or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which it paid in the form of a promissory note. The promissory note, as amended, bears interest at LIBOR plus 1% (1.4% at December 31, 2011) and provides for quarterly principal repayments of $250,000, commencing in March 2011, with the balance due at maturity in September 2014. The promissory note is prepayable, in whole or in part, at any time at our option without penalty. The promissory note is subordinated to CompX’s amended and restated U.S. revolving bank credit facility, although CompX is permitted to make future principal prepayments not to exceed $15.0 million in the aggregate. The promissory note was amended in September 2009 resulting in the deferral of interest payments until March 2011 and the postponement of the quarterly principal repayments until March 2011. We made prepayments on the note payable to TIMET of $.8 million in 2009, nil in 2010 and $20.0 million in 2011, including $15.0 million of prepayments in 2011. See Note 17.

Other—The scheduled principal repayments of all of our indebtedness is shown in the table below.

Amount
Years ending December 31,	(In thousands)
2012	$10,000
2013	5,100
2014	20,230
2015	1,955

Total	$37,285

Note 14—Stockholders’ equity:

The shares of our common stock issued during the past three years consist of employee stock option exercises and stock awards issued annually to members of our board of directors.

	Years ended December 31,
	2009	2010	2011
	(Shares in thousands)
Common stock outstanding at the beginning of the year	48,599	48,612	48,631
Common stock issued	13	19	32

Common stock at end of the year	48,612	48,631	48,663

Stock options—The NL Industries, Inc. 1998 Long-Term Incentive Plan provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights (“SARs”) and other incentive compensation to our officers and other key employees and non-employee directors, including individuals who are employed by Kronos.

We may issue up to five million shares of our common stock pursuant to the 1998 plan, and at December 31, 2011 4.1 million shares were available for future grants. The 1998 plan currently provides for the grant of options due to its extension for an additional five years and for options which are not qualified as incentive stock options. Generally, stock options and SARs

(collectively, “options”) are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five-year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. At December 31, 2011, no options were outstanding as all outstanding options expired or were exercised in 2011 and no SARs have been granted under the 1998 plan.

In February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan that would provide for the award of stock to our board of directors and up to a maximum of 200,000 shares could be awarded. The new plan is subject to shareholders’ approval at our May 2012 shareholder meeting.

Changes in outstanding options granted under all plans are summarized in the table below. We did not grant any options during 2009, 2010 or 2011.

	Shares	Exercise price per share	Amount payable upon exercise	Weighted- average exercise price
	(In thousands, except per share amounts)
Outstanding at December 31, 2009	81	$ 5.63 - $ 11.49	$825	$10.20
Exercised	(11)	$5.63	(58)	$5.63
Cancelled	(27)	$ 5.63 - $ 11.49	(271)	$9.92

Outstanding at December 31, 2010	43	$11.49	496	$11.49
Exercised	(25)	$11.49	(298)	$11.49
Cancelled	(18)	$11.49	(198)	$11.49

Outstanding at December 31, 2011	—		$—

The intrinsic value of options exercised aggregated $43,000 in 2009, $11,000 in 2010 and $44,000 in 2011 and the related income tax benefit from such exercises was approximately $15,000 in 2009, $4,000 in 2010 and $15,000 in 2011.

Stock option plan of subsidiaries and affiliates—CompX maintains a stock option plan that provides for the grant of options to purchase its common stock. At December 31, 2011, options to purchase 9,200 CompX shares were outstanding with exercise prices of $14.30 per share, or an aggregate amount payable upon exercise that was insignificant (defined as the excess of the market price of the common stock over the exercise price).

Through December 31, 2011, Kronos has not granted any options to purchase its common stock.

Note 15—Income taxes:

The components of pre-tax income, the provision for income taxes, the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 35%, and the comprehensive provision for income taxes are presented below.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Pre-tax income (loss):
U.S.	$(20.4)	$106.6	$97.4
Non-U.S.	(2.0)	4.7	10.0

Total	$(22.4)	$111.3	$107.4

Expected tax (benefit) expense, at U.S. federal statutory income tax rate of 35%	$(7.8)	$38.9	$37.6
Non-U.S. tax rates	.1	(.4)	(1.0)
Incremental U.S. tax and rate differences on equity in earnings	(1.2)	2.1	(10.5)
U.S. state income taxes, net	(.6)	.5	.3
Tax rate changes	—	—	(1.4)
Uncertain tax positions, net	(.6)	(.1)	—
Other, net	(.2)	(.5)	(.3)

Provision for income taxes (benefit)	$(10.3)	$40.5	$24.7

	Years ended December 31,
	2009	2010	2011
	(In millions)
Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$(2.7)	$.6	$1.2
Non-U.S.	(.7)	1.6	2.5

	(3.4)	2.2	3.7

Deferred income taxes (benefit):
U.S. federal and state	(6.8)	38.3	21.0
Non-U.S.	(.1)	—	—

	(6.9)	38.3	21.0

Provision for income taxes (benefit)	$(10.3)	$40.5	$24.7

	Years ended December 31,
	2009	2010	2011
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$(10.3)	$40.5	$24.7
Other comprehensive income (loss):
Marketable securities	7.4	16.2	63.8
Pension liabilities	1.0	.6	(4.3)
OPEB Plans	(.2)	1.2	(.1)
Currency translation	3.8	.3	(3.1)

Total	$1.7	$58.8	$81.0

The components of the net deferred tax liability at December 31, 2010 and 2011 are summarized in the following table.

	December 31,
	2010		2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$1.3	$—	$.9	$—
Marketable securities	—	(26.0)	—	(89.0)
Property and equipment	—	(4.9)	—	(4.0)
Accrued OPEB costs	2.2	—	1.8	—
Accrued pension cost	3.1	—	5.9	—
Accrued environmental liabilities	14.2	—	14.4	—
Other accrued liabilities and deductible differences	5.1	—	5.0	—
Other taxable differences	—	(8.5)	—	(9.8)
Investments in subsidiaries and affiliates	—	(94.5)	—	(113.0)
Tax loss and tax credit carryforwards	.5	—	2.8	—
Valuation allowance	—	—	(.3)	—

Adjusted gross deferred tax assets (liabilities)	26.4	(133.9)	30.5	(215.8)
Netting of items by tax jurisdiction	(18.7)	18.7	(23.3)	23.3

	7.7	(115.2)	7.2	(192.5)
Less net current deferred tax asset	7.7	—	7.2	—

Net noncurrent deferred tax liability	$—	$(115.2)	$—	$(192.5)

In the first quarter of 2011, CompX recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of its Canadian subsidiary attributable to the $7.5 million patent litigation settlement gain discussed in Note 19.

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

Tax authorities are examining certain of our U.S. and non-U.S. tax returns, including those of Kronos, and tax authorities have or may propose tax deficiencies, including penalties and interest. We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe that we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in Kronos’ German net operating loss carryforwards. Accordingly, Kronos recognized a non-cash income tax benefit of $35.2 million in the first quarter of 2010.

In August 2011, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. Kronos objects to the re-assessment and believes the position is without merit. Accordingly, the re-assessment is being appealed. If the full amount of the proposed adjustment were ultimately to be assessed against Kronos, the cash tax liability would be approximately $11.6 million. Kronos believes that it has adequate accruals for this matter.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2009, 2010 and 2011 was not material, and at December 31, 2010 and 2011, we had an immaterial amount accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2009, 2010 and 2011:

	December 31,
	2009	2010	2011
	(In millions)
Unrecognized liabilities:
Balance at the beginning of the period	$18.8	$17.0	$16.8
Settlements with taxing authorities—cash paid	—	(.1)	—
Lapse of applicable statute of limitations	(1.8)	(.1)	—

Balance at the end of the period	$17.0	$16.8	$16.8

If our uncertain tax positions were recognized, a benefit of $15.3 million would affect our effective income tax rate in 2009 and a benefit of $15.2 in each of 2010 and 2011. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various non-U.S. jurisdictions, principally in Canada and Taiwan. Our U.S. income tax returns prior to 2008 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2006 for Taiwan and 2007 for Canada.

Note 16—Employee benefit plans:

Defined contribution plans—We maintain various defined contribution pension plans worldwide. Company contributions are based on matching or other formulas. Defined contribution plan expense approximated $1.5 million in 2009, $1.9 million in 2010 and $2.2 million in 2011.

Accounting for defined benefit pension and postretirement benefits other than pension (“OPEB”) plans—We recognize all changes in the funded status of these plans through other income. Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.

Defined benefit plans—We maintain a defined benefit pension plan in the U.S. We also maintain a plan in the United Kingdom related to a former disposed business unit in the U.K. The benefits under our defined benefit plans are based upon years of service and employee compensation. The plans are closed to new participants and no additional benefits accrue to existing plan participants. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non-U.S.) regulations plus additional amounts as we deem appropriate.

We currently expect to contribute approximately $2.7 million to all of our defined benefit pension plans during 2012. Benefit payments to plan participants out of plan assets are expected to be the equivalent of (in millions):

2012	$3.2
2013	3.2
2014	3.3
2015	3.4
2016	3.5
Next 5 years	18.2

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2010	2011
	(In thousands)
Change in projected benefit obligations (“PBO”):
Balance at beginning of the year	$51,059	$52,643
Interest cost	2,674	2,615
Participant contributions	7	6
Actuarial losses, net	2,343	4,881
Change in currency exchange rates	(266)	(19)
Benefits paid	(3,174)	(3,126)

Benefit obligation at end of the year	52,643	57,000

Change in plan assets:
Fair value at beginning of the year	38,651	43,923
Actual return on plan assets	8,194	(1,272)
Employer contributions	532	578
Participant contributions	7	6
Change in currency exchange rates	(287)	(22)
Benefits paid	(3,174)	(3,126)

Fair value of plan assets at end of year	43,923	40,087

Funded status	$(8,720)	$(16,913)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(170)	$(170)
Noncurrent	(8,550)	(16,743)

	$(8,720)	$(16,913)

Accumulated other comprehensive loss—actuarial losses, net	$22,567	$32,027

Accumulated benefit obligation (“ABO”)	$52,643	$57,000

The amounts shown in the table above for unrecognized actuarial losses at December 31, 2010 and 2011 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2010 and 2011. We expect that $1.3 million of the unrecognized actuarial losses at December 31, 2011 will be recognized as a component of our periodic defined benefit pension cost in 2012. The table below details the changes in other comprehensive income during 2009, 2010 and 2011.

	Years ended December 31,
	2009	2010	2011
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial gain (loss) arising during the year	$(1,286)	$2,479	$(10,360)
Amortization of unrecognized net actuarial loss	1,307	1,326	900

Total	$21	$3,805	$(9,460)

The components of our net periodic defined benefit pension cost are presented in the table below. The amount shown below for the amortization of unrecognized actuarial losses in 2009, 2010 and 2011, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income at December 31, 2008, 2009 and 2010, respectively.

	Years ended December 31,
	2009	2010	2011
	(In thousands)
Net periodic pension cost (credit):
Interest cost on PBO	$2,722	$2,674	$2,615
Expected return on plan assets	(3,300)	(3,371)	(3,905)
Amortization of unrecognized net actuarial loss	1,307	1,326	900

Total	$729	$629	$(390)

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2010	2011
	(In thousands)
PBO at end of the year:
U.S. plan	$43,880	$47,638
U.K. plan	8,763	9,362

Total	$52,643	$57,000

Fair value of plan assets at end of the year:
U.S. plan	$36,441	$32,567
U.K. plan	7,482	7,520

Total	$43,923	$40,087

Plans for which the accumulated benefit obligation exceeds plan assets:
PBO	$52,643	$57,000
ABO	52,643	57,000
Fair value of plan assets	43,923	40,087

The weighted-average rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2010 and 2011 are 5.2% and 4.3%, respectively. Such weighted-average rates were determined using the projected benefit obligations at each date. Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable. Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2010 and 2011.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2009, 2010 and 2011 are presented in the table below. Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2009	2010	2011
Discount rate	6.1%	5.7%	5.2%
Long-term return on plan assets	9.5%	9.2%	9.3%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2010 and 2011, substantially all of the assets attributable to our U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT. The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective.

The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return. The CMRT holds TIMET common stock in its investment portfolio; however through December 31, 2009 we invested in a portion of the CMRT which does not include the TIMET holdings. Beginning in 2010, we began investing in the portion of the CMRT that holds such stock. During the history of the CMRT from its inception in 1988 through December 31, 2011, the average annual rate of return (including the CMRT’s investment in TIMET common stock) has been 14%, while such annual return (excluding the CMRT’s investment in TIMET common stock) has been 11.4%. For the years ended December 31, 2009, 2010 and 2011, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at any time based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 84% and 83% of the assets of the CMRT at December 31, 2010 and 2011, respectively, as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT and supplemental asset mix details of the CMRT as of December 31, 2010 and 2011, are as follows:

	2010	2011
	(In millions)
CMRT asset value	$712.2	$659.5

CMRT fair value input:
Level 1	83%	82%
Level 2	1%	1%
Level 3	16%	17%

	100%	100%

CMRT asset mix:
Domestic equities, principally publically traded	73%	75%
International equities, publically traded	2%	2%
Fixed income securities, publically traded	16%	14%
Privately managed limited partnerships	8%	8%
Other	1%	1%

	100%	100%

The composition of our December 31, 2010 and 2011 pension plan assets by fair value level is shown in the table below. The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S. pension plan which is not part of the plans investment in the CMRT.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
December 31, 2010:
CMRT	$36.4	$—	$36.4
Other	7.5	7.5	—

Total	$43.9	$7.5	$36.4

December 31, 2011:
CMRT	$32.6	$.3	$32.3
Other	7.5	7.5	—

Total	$40.1	$7.8	$32.3

Postretirement benefits other than pensions—In addition to providing pension benefits, we also provide certain health care and life insurance benefits for eligible retired employees. These plans are closed to new participants, and no additional benefits accrue to existing plan participants. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. We have no OPEB plan assets, rather, we fund postretirement benefits as they are incurred, net of any contributions by the retiree. At December 31, 2011, we currently expect to contribute approximately $.7 million to all OPEB plans during 2012. Benefit payments, net of estimated Medicare Part D subsidy of approximately $70,000 per year, expected to be paid to OPEB plan participants are summarized in the table below:

2012	$.7 million
2013	.7 million
2014	.6 million
2015	.6 million
2016	.5 million
Next 5 years	1.8 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2010	2011
	(In thousands)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$9,461	$6,348
Interest cost	436	236
Actuarial (gain) loss	839	(949)
Plan amendments	(3,646)	—
Net benefits paid	(742)	(529)

Obligations at end of the year	6,348	5,106

Fair value of plan assets at end of year	—	—

Funded status	$(6,348)	$(5,106)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(889)	$(733)
Noncurrent	(5,459)	(4,373)

Total	$(6,348)	$(5,106)

Accumulated other comprehensive income (loss):
Unrecognized net actuarial losses	$1,690	$741
Unrecognized prior service credit	(3,992)	(3,192)

Total	$(2,302)	$(2,451)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2010 and 2011 have not been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. These amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income at December 31, 2010 and 2011. We expect to recognize approximately $.7 million of the prior service credit as a component of our periodic OPEB cost in 2012.

The table below details the changes in other comprehensive income during 2009, 2010 and 2011.

	Years ended December 31,
	2009	2010	2011
	(In thousands)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$437	$(839)	$949
Plan amendment	—	3,646	—
Amortization of unrecognized prior service credit	(179)	(179)	(800)

Total	$258	$2,628	$149

In the fourth quarter of 2010, we amended our benefit formula for most participants of the plan effective January 1, 2011, resulting in a prior service credit of approximately $3.6 million as of December 31, 2010. Key assumptions including the health care cost trend rate as of December 31, 2010 now reflect these plan revisions to the benefit formula.

The components of our periodic OPEB cost are presented in the table below. The amounts shown below for the amortization of unrecognized actuarial losses and prior service credit in 2010 and 2011, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2009, 2010 and 2011 respectively.

	Years ended December 31,
	2009	2010	2011
	(In thousands)
Net periodic OPEB credit:
Interest cost	$551	$436	$236
Amortization of prior service credit	(179)	(179)	(800)

Total	$372	$257	$(564)

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2010 and 2011 follows:

	2010	2011
Health care inflation:
Initial rate	8.5%	8.0%
Ultimate rate	5.0%	5.0%
Year of ultimate rate achievement	2018	2018

Discount rate	4.0%	3.3%

The assumed health care cost trend rates have an effect on the amount we report for health care plans. A one-percent change in assumed health care cost trend rates would not have a material effect on the net periodic OPEB cost for 2011 or on the accumulated OPEB obligation at December 31, 2011.

	1% Increase	1% Decrease
	(In thousands)
Effect on net OPEB cost during 2011	$5	$(4)
Effect at December 31, 2011 on Postretirement obligation	150	(140)

The weighted average discount rate used in determining the net periodic OPEB cost for 2011 was 4.0% (the rate was 4.9% in 2010 and 5.8% in 2009). The weighted average rate was determined using the projected benefit obligation as of the beginning of each year.

Note 17—Related party transactions:

We may be deemed to be controlled by Harold C. Simmons. See Note 1. We and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling equity interest in another related party. We periodically consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Current receivables from and payables to affiliates are summarized in the table below:

	December 31,
	2010	2011
	(In thousands)
Current receivables from affiliates:
Income taxes receivable from Valhi	$1,700	$214
Kronos—trade items	129	—

Total	$1,829	$214

Current payables to affiliates:
Accrued interest payable to TIMET	$876	$1
Tremont—trade items	334	—
Other—trade items	207	19

Total	$1,417	$20

Our note payable to TIMET is discussed in Note 13. Interest expense on such indebtedness was approximately $.8 million in 2009, $.6 million in 2010 and $.5 million in 2011.

From time to time, we will have loans and advances outstanding between us and various related parties, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. In this regard, in June 2010, we entered into a promissory note with Valhi, whereby, as subsequently amended, we may borrow up to $40 million. See Note 13. Interest expense on our promissory note to Valhi aggregated approximately $.2 million in 2010 and approximately $.3 million in 2011.

Under the terms of various intercorporate services agreements (“ISAs”) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the Contran employees to our affairs and the compensation and other expenses associated with those persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods), approved by the independent members of the applicable board of directors, aggregated approximately $15.4 million, $16.3 million and $18.2 million in 2009, 2010 and 2011 respectively. This agreement is renewed annually, and we expect to pay a net amount of $19.6 under the ISA during 2012.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (Excellent) for substantially all of the risks it underwrites. We expect these relationships with Tall Pines and EWI will continue in 2012.

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

Note 18—Other operating income (expense):

We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts we received from these insurance carriers. The majority of the $16.9 million of insurance recoveries we recognized in 2011 relate to a new settlement we reached with one of our insurance carriers in September 2011 in which they agreed to reimburse us for a portion of our past litigation defense costs.

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

The patent litigation settlement gain and the litigation settlement gains and expense are each discussed in Note 19.

Note 19—Commitments and contingencies:

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2010 and 2011, we have not recognized any receivables for recoveries.

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

The table below presents a summary of the activity in our accrued environmental costs during the past three years. The amount charged to expense is included in corporate expense on our consolidated statements of income. Of the $11.3 million net additions charged to expense in 2011, $5.6 million relates to certain payments which have been discounted to their present value because the timing and amounts of such payments are fixed and determinable. Such payments aggregate $6.0 million on an undiscounted basis ($2.0 million due in 2012 and $1.0 million due in each of 2013 through 2016) and were discounted to present value using a 3.0% discount rate. The aggregate $.4 million discount, including $86,000 in 2011, is being charged to expense using the interest method from the third quarter of 2011 through 2016.

	Years ended December 31,
	2009	2010	2011
	(In thousands)
Balance at the beginning of the year	$50,054	$45,846	$40,400
Additions charged to expense, net	3,725	425	11,326
Settlement agreement	—	(1,979)	—
Payments, net	(7,933)	(3,892)	(10,089)

Balance at the end of the year	$45,846	$40,400	$41,637

Amounts recognized in the balance sheet:
Current liability	$8,328	$8,206	$7,301
Noncurrent liability	37,518	32,194	34,336

Total	$45,846	$40,400	$41,637

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations. At December 31, 2011, we had accrued approximately $42 million related to approximately 50 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $72 million, including the amount currently accrued. Other than as indicated above, these accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites. At December 31, 2011, there were approximately 5 sites for which we are not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

In 2005, certain real property we owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey. The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey. Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes. In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing. At the initial October 2008 closing, we received aggregate proceeds of $54.6 million, comprising $39.6 million in cash plus a promissory note in the amount of $15.0 million in exchange for the release of our equitable lien on a portion of the property. The $15.0 million promissory note bore interest at LIBOR plus 2.75%, with interest payable monthly and all principal due no later than October 2011. In October 2011, we collected the full $15.0 million due to us. In April 2009, the second closing was completed, pursuant to which we received an aggregate of $11.8 million in cash. The agreement calls for a third and final closing that is subject to, among other things, our receipt of an additional payment. The timing of when the final closing will occur is presently not determinable.

For financial reporting purposes, we have accounted for the aggregate consideration received in the 2008 and 2009 closings of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey). Under this method, we recognized a pre-tax gain of $11.3 million in the second quarter of 2009, based on the difference between the $11.8 million cash received and the $487,000 carrying value of the portion of the property for which we have released our equitable lien in the second closing. Similarly, the cash consideration we received in the closing is reflected as an investing activity in our Consolidated Statement of Cash Flows. Our carrying value of the remaining portion of this property, attributable to the portion of the property for which our equitable lien would be released in the third closing, was approximately $500,000 at December 31, 2011.

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

In addition to insurance recoveries discussed above, in September 2011 we reached a settlement with one of our insurance carriers in which they agreed to reimburse us for a portion of our past lead pigment litigation defense costs. Substantially all of the $16.9 million in insurance recoveries we recognized in 2011 relate to this settlement.

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

Other litigation

In June 2010, the case captioned Contran Corporation, et al. v. Terry S. Casey, et al. (Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) was dismissed with prejudice in accordance with the previously-reported settlement agreement. In May 2010, pursuant to such agreement, we paid $26.0 million in cash and we issued an $18.0 million promissory note. The note bears interest, payable quarterly, at the prime rate, with $9.0 million principal amount payable in December 2011 and the remaining $9.0 million due in December 2012. The note is collateralized by shares of Kronos and CompX common stock, owned by us, having an aggregate market value of at least 200% of the outstanding principal amount of the promissory note. Under certain conditions, we have agreed to prepay up to $4.0 million principal amount of such indebtedness.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers. The ten largest customers accounted for approximately 39% in 2009, 38% in 2010 and 37% in 2011. No customer accounted for 10% or more of sales in 2009, 2010 or 2011.

Other

Rent expense, principally for CompX operating facilities and equipment was $658,000 in 2009, $625,000 in 2010 and $427,000 in 2011. At December 31, 2011, future minimum rentals under noncancellable operating leases are approximately:

Amount
Years ending December 31,	(In thousands)
2012	$397
2013	368
2014	118
2015	111
2016	74

Total	$1,068

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

Note 20—Financial instruments:

The following table summarizes the valuation of our short-term investments and marketable securities, all classified as a noncurrent asset, by the ASC Topic 820 categories as of December 31, 2010 and 2011:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
December 31, 2010—
Marketable securities	$130.8	$130.8	—	—
December 31, 2011—
Marketable securities	311.4	311.4	—	—

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

At December 31, 2011, CompX held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts, based on quoted market prices, was a liability of approximately $19,000 at December 31, 2011. CompX had no currency forward contracts outstanding at December 31, 2010.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2010 and 2011:

	December 31, 2010		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, restricted cash equivalents and current marketable securities	$22.9	$22.9	$16.5	$16.5
Promissory note receivable	15.0	15.0	—	—
Notes payable to affiliates	53.5	53.5	26.3	26.3
CompX bank credit facility	3.0	3.0	2.0	2.0
Promissory note payable	18.0	18.0	9.0	9.0
Noncontrolling interest in CompX common stock	10.9	18.6	11.0	24.0
NL stockholders’ equity	252.9	542.7	415.0	631.2

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

Note 21—Recent accounting pronouncements:

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Shareholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income, the same manner in which we present our comprehensive income in these Consolidated Financial Statements.

Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, will not have a material effect on our Consolidated Financial Statements.

In September 2011 the FASB issued ASU 2011-08 Testing Goodwill for Impairment (the revised standard). ASU 2011-08 provides the option to first assess qualitatively whether events or circumstances exist to indicate goodwill impairment may be present to determine whether further impairment testing is necessary. This standard will be effective for annual and interim goodwill testing beginning with our first quarter 2012 report, although early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements and we did not avail ourselves of the qualitative goodwill impairment assessment as part of our 2011 annual goodwill impairment analysis which was performed in the third quarter.

In December 2011 the FASB issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard will be effective for annual and interim periods beginning with our first quarter 2013 report. We do not believe the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements.

Note 22—Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period. A reconciliation of the numerator used in the calculation of earnings (loss) is presented in the following table:

	Years ended December 31,
	2009	2010	2011
	(In thousands)
Net income (loss) attributable to NL stockholders	$(11,755)	$70,381	$81,657
Paid-in capital adjustment	—	(2,513)	—

Adjusted net income (loss) attributable to NL stockholders	$(11,755)	$67,868	$81,657

The paid-in capital adjustment is discussed in Note 19.

Note 23—Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2010
Net sales	$32.8	$34.4	$35.7	$32.4
Gross margin	9.1	8.9	9.6	8.4

Net income (loss)	(2.4)	4.5	11.7	57.0

Net income (loss) attributable to NL stockholders	(2.3)	4.3	11.5	56.9

Diluted earnings (loss) per common share	$(.10)	$.09	$.24	$1.17

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2011
Net sales	$34.8	$35.2	$35.7	$33.1
Gross margin	8.7	9.8	8.5	8.1

Net income	17.7	17.1	27.8	20.0

Net income attributable to NL stockholders	17.2	16.9	27.7	19.9

Diluted earnings per common share	$.35	$.35	$.57	$.41

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

We recognized the following amounts in 2010:

•	$12.7 million ($8.2 million net of tax) included in our equity in net income of Kronos in the first quarter related to a non-cash deferred income tax benefit related to the favorable resolution of certain income tax issues in Germany,

•	$32.2 million pre-tax litigation settlement expense (and a substantial portion of insurance recoveries) in the first quarter related to the settlement of certain legal proceedings, see Note 19,

•	$5.3 million pre-tax gain in the third quarter for a settlement agreement for certain environmental properties, see Note 19 and

•	$78.9 million pre-tax gain on reduction in interest in Kronos in the fourth quarter, see Note 6.

We recognized the following amounts in 2011:

•	$7.5 million pre-tax patent litigation settlement in the first quarter 2011, see Note 19,

•	$2.0 million pre-tax in facility consolidation costs, see Note 9,

•	$1.1 million pre-tax write-down on assets held for sale, see Note 8 and

•	$16.0 pre-tax million in the third quarter of 2011 relates to a new settlement we reached with one of our insurance carriers in which they agreed to reimburse us for a portion of our past litigation defense costs, see Note 19.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In thousands)

	December 31,
	2010	2011
Current assets:
Cash and cash equivalents	$25	$58
Restricted cash equivalents	5,182	2,878
Accounts and other receivables, net	152	639
Receivable from subsidiaries and affiliates	3,546	773
Prepaid expenses and other	188	208
Deferred income taxes	5,035	4,341

Total current assets	14,128	8,897

Other assets:
Marketable securities	94,865	231,203
Investment in subsidiaries	103,233	133,253
Investment in Kronos Worldwide, Inc.	231,693	281,257
Other, net	308	1,922
Property and equipment, net	572	563

Total other assets	430,671	648,198

Total assets	$444,799	$657,095

Current liabilities:
Current maturities of long-term debt	$9,000	$9,000
Accounts payable and accrued liabilities	4,953	4,263
Payable to subsidiaries and affiliates	9,069	7,082
Accrued environmental remediation and related costs	5,753	4,847

Total current liabilities	28,775	25,192

Noncurrent liabilities:
Long-term debt	9,000	—
Deferred income taxes	100,955	160,408
Note payable to affiliate	11,300	4,100
Accrued environmental remediation and related costs	9,114	12,791
Accrued pension cost	8,550	16,743
Accrued postretirement benefits (OPEB) cost	5,459	4,373
Other	18,697	18,508

Total noncurrent liabilities	163,075	216,923

Stockholders’ equity	252,949	414,980

Total liabilities and stockholders’ equity	$444,799	$657,095

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In thousands)

	Years ended December 31,
	2009	2010	2011
Revenues and other income:
Equity in income (losses) of subsidiaries and affiliates	$(13,076)	$50,019	$104,792
Insurance recoveries	4,631	18,813	16,942
Gain on reduction in interest in Kronos	—	78,910	—
Litigation settlement gains	11,476	5,286	—
Interest and dividends	1,847	1,653	1,920
Other income, net	69	172	951

Total revenues and other income	4,947	154,853	124,605

Costs and expenses:
Litigation settlement expense	—	32,174	—
Corporate expense	23,046	16,864	24,706
Interest	—	927	971

Total costs and expenses	23,046	49,965	25,677

Income (loss) before income taxes	(18,099)	104,888	98,928

Income tax expense (benefit)	(6,344)	34,507	17,271

Net income (loss)	$(11,755)	$70,381	$81,657

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(11,755)	$70,381	$81,657
Distributions from Kronos	—	4,402	37,861
Distributions from CompX	5,378	5,378	5,378
Deferred income taxes	(1,594)	39,038	19,008
Gain on reduction in interest in Kronos	—	(78,910)	—
Equity in net (income) loss of subsidiaries and investments	13,076	(50,019)	(104,792)
Litigation settlement gains	(11,476)	—	—
Litigation settlement expense:
Accrued	—	32,174	—
Settlement payments made	—	(19,012)	—
Other, net	1,277	1,099	(822)
Net change in assets and liabilities	692	(4,876)	1,696

Net cash provided by (used in) operating activities	(4,402)	(345)	39,986

Cash flows from investing activities:
Capital expenditures	(1)	(1)	(1)
Loans to affiliates, net	22,210	—	—
Proceeds from real estate-related litigation settlement	11,800	—	—
Change in restricted cash equivalents and marketable debt securities, net	144	(2,728)	754
Proceeds from disposal of marketable securities	—	5,225	123
Sale of promissory note receivable to CompX	—	15,000	—
Other, net	(173)	—	—

Net cash provided by investing activities	33,980	17,496	876

Cash flows from financing activities:
Loans from affiliates:
Borrowings	476	21,850	26,425
Repayments	(4,066)	(10,585)	(43,265)
Dividends paid	(24,305)	(24,314)	(24,331)
Common stock issued	84	69	342
Repurchase of noncontrolling interest in subsidiary	—	(6,988)	—

Net cash used in financing activities	(27,811)	(19,968)	(40,829)

Net change during the year from operating investing and financing activities	1,767	(2,817)	33
Balance at beginning of year	1,075	2,842	25

Balance at end of year	$2,842	$25	$58

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Notes to Condensed Financial Information

December 31, 2011

Note 1—Basis of presentation:

The Consolidated Financial Statements of NL Industries, Inc. and the related Notes to Consolidated Financial Statements are incorporated herein by reference. The accompanying financial statements reflect NL Industries, Inc.’s investment in Kronos Worldwide, Inc., CompX International Inc. and NL’s other subsidiaries on the equity method of accounting.

Note 2—Investment in and advances to subsidiaries:

	__December 31,_
	2010	2011
	(In thousands)
Current:
Receivable from:
Valhi—federal income taxes	$2,323	$215
CompX—federal income taxes	226	—
CompX—state income taxes	860	556
EWI—state income taxes	8	2
Kronos	129	—

Total	$3,546	$773

Payable to:
EWI—promissory note	$2,000	$2,000
EMS—promissory note	5,794	—
CompX—federal income taxes	—	362
Valhi—state income taxes	623	—
EWI—federal income taxes	19	27
EMS—federal income taxes	39	—
Tremont	334	19
EMS	—	4,674
Keystone	89	—
TIMET	95	—
Contran	12	—
Valhi	11	—
CompX	53	—

Total	$9,069	$7,082

	December 31,
	2010	2011
	(In thousands)
Investment in:
CompX	$79,950	$80,659
Other subsidiaries	23,283	52,594

Total	$103,233	$133,253

	Years ended December 31,
	2009	2010	2011
	(In thousands)
Equity in earnings (losses) of subsidiaries and affiliates:
Kronos	$(12,470)	$45,623	$97,577
CompX	(1,735)	2,656	6,675
Other subsidiaries	1,129	1,740	540

Total	$(13,076)	$50,019	$104,792

We have a demand revolving promissory note between us and EWI RE, Inc., that provides for borrowings of up to $3 million. Our loans from EWI are unsecured and bear interest at a rate equal to the three month United States LIBOR rate plus 1.75% per year with all principal due on demand (and no later than December 31, 2013).

We also have a demand revolving promissory note between us and Valhi that allows us to borrow up to $40 million. Our loans from Valhi are unsecured and bear interest at prime rate plus 2.75% with all principal due on demand, but in any event no earlier than March 31, 2013 and no later than December 31, 2013.