Form 10-Q
period 2012-03-31
NL INDUSTRIES INC
filed 2012-05-09
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number 1-640

NL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2697

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

Number of shares of the registrant’s common stock outstanding on April 30, 2012: 48,662,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	March 31, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,652	$4,963
Restricted cash and cash equivalents	3,337	3,499
Accounts and other receivables, net	15,160	16,502
Inventories, net	19,578	19,661
Prepaid expenses and other	1,364	1,987
Deferred income taxes	7,213	7,213

Total current assets	58,304	53,825

Other assets:
Marketable securities	311,419	273,812
Investment in Kronos Worldwide, Inc.	281,257	320,939
Goodwill	47,553	47,747
Assets held for sale	6,649	6,649
Other assets, net	4,258	4,179

Total other assets	651,136	653,326

Property and equipment:
Land	11,639	11,783
Buildings	27,301	27,588
Equipment	129,685	130,209
Construction in progress	1,477	1,350

	170,102	170,930
Less accumulated depreciation	118,300	119,161

Net property and equipment	51,802	51,769

Total assets	$761,242	$758,920

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2011	March 31, 2012
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$16,500
Accounts payable	8,184	7,168
Accrued and other current liabilities	13,994	11,382
Accrued environmental remediation and related costs	7,301	8,558
Income taxes	1,327	448

Total current liabilities	40,806	44,056

Non-current liabilities:
Long-term debt	27,285	22,233
Accrued pension costs	16,743	15,364
Accrued postretirement benefit (OPEB) costs	4,373	4,268
Accrued environmental remediation and related costs	34,336	45,195
Deferred income taxes	192,492	188,970
Other	19,215	19,193

Total non-current liabilities	294,444	295,223

Equity:
NL Stockholders’ equity:
Common stock	6,082	6,082
Additional paid-in capital	300,067	300,067
Retained earnings	113,555	128,521
Accumulated other comprehensive loss	(4,724)	(26,150)

Total NL stockholders’ equity	414,980	408,520

Noncontrolling interest in subsidiary	11,012	11,121

Total equity	425,992	419,641

Total liabilities and equity	$761,242	$758,920

Commitments and contingencies (Notes 11 and 12)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended March 31,
	2011	2012
	(unaudited)
Net sales	$34,777	$35,531
Cost of sales	26,097	26,057

Gross margin	8,680	9,474
Selling, general and administrative expense	6,156	6,565
Other operating income (expense):
Insurance recoveries	359	1,125
Litigation settlement gain	7,468	—
Litigation expense	(227)	—
Facility consolidation expense	(1,006)	—
Corporate expense and other, net	(3,400)	(16,167)

Income (loss) from operations	5,718	(12,133)

Equity in earnings of Kronos Worldwide, Inc.	18,329	41,612
Other income (expense):
Interest and dividends	596	715
Interest expense	(489)	(324)

Income before income taxes	24,154	29,870
Provision for income taxes	6,469	8,623

Net income	17,685	21,247

Noncontrolling interest in net income of subsidiary	518	198

Net income attributable to NL stockholders	$17,167	$21,049

Amounts attributable to NL stockholders:

Basic and diluted net income per share	$.35	$.43

Cash dividend per share	$.125	$.125

Weighted average shares outstanding used in the calculation of net income per share	48,648	48,663

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended March 31,
	2011	2012
	Unaudited
Net income	$17,685	$21,247

Other comprehensive income (loss), net of tax:

Currency translation adjustment	2,676	4,137
Marketable securities adjustment	15,395	(25,875)
Pension plans	460	565
OPEB plan	(146)	(138)

Total other comprehensive income (loss)	18,385	(21,311)

Comprehensive income (loss)	36,070	(64)

Comprehensive income attributable to noncontrolling interest	(560)	(313)

Comprehensive income (loss) attributable to NL stockholders	$35,510	$(377)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2012

(In thousands)

	NL Stockholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest in subsidiary	Total equity
				(unaudited)
Balance at December 31, 2011	$6,082	$300,067	$113,555	$(4,724)	$11,012	$425,992
Net income	—	—	21,049	—	198	21,247
Other comprehensive income (loss), net	—	—	—	(21,426)	115	(21,311)
Dividends	—	—	(6,083)	—	(204)	(6,287)

Balance at March 31, 2012	$6,082	$300,067	$128,521	$(26,150)	$11,121	$419,641

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$17,685	$21,247
Depreciation and amortization	1,760	1,445
Deferred income taxes	4,837	8,218
Equity in Kronos Worldwide, Inc.	(18,329)	(41,612)
Distributions from Kronos Worldwide, Inc.	22,012	5,283
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(71)	45
Other postretirement benefits	(141)	(160)
Other, net	150	70
Change in assets and liabilities:
Accounts and other receivables, net	(1,411)	(999)
Inventories, net	(992)	(9)
Prepaid expenses and other	(1,214)	(278)
Accrued environmental remediation and related costs	(588)	12,116
Accounts payable and accrued liabilities	(8,034)	(4,255)
Income taxes	834	(1,264)
Accounts with affiliates	1,245	369
Other noncurrent assets and liabilities, net	(393)	(1,293)

Net cash provided by (used in) operating activities	17,350	(1,077)

Cash flows from investing activities:
Capital expenditures	(605)	(656)
Change in restricted cash equivalents	1,997	(162)
Proceeds from the sale of:
Marketable securities	116	—
Fixed assets	—	9
Purchase of marketable securities	(104)	—

Net cash provided by (used in) investing activities	1,404	(809)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three months ended March 31,
	2011	2012
	(unaudited)
Cash flows from financing activities:
Cash dividends paid	$(6,082)	$(6,083)
Distributions to noncontrolling interests in subsidiary	(203)	(204)
Proceeds from issuance of common stock	342	—
Indebtedness:
Borrowings	3,600	8,200
Repayments	(22,150)	(6,800)
Deferred financing costs	—	(27)

Net cash used in financing activities	(24,493)	(4,914)

Cash and cash equivalents—net change from:
Operating, investing and financing activities	(5,739)	(6,800)
Effect of exchange rate changes on cash	(28)	111
Cash and cash equivalents at beginning of period	15,461	11,652

Cash and cash equivalents at end of period	$9,694	$4,963

Supplemental disclosures:
Cash paid (received) for:
Interest	$1,349	$218
Income taxes, net	(521)	1,301
Non-cash investing activity:
Accrual for capital expenditures	133	311

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Note 1—Organization and basis of presentation:

Organization—At March 31, 2012, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries held an aggregate of approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation—Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own 30% of Kronos Worldwide, Inc. CompX (NYSE Amex: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the SEC on March 5, 2012 (the 2011 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2—Accounts and other receivables, net:

	December 31, 2011	March 31, 2012
	(In thousands)
Trade receivables	$14,705	$15,951
Accrued insurance recoveries	586	500
Affiliate receivable	214	—
Other receivables	48	37
Refundable income taxes	8	364
Allowance for doubtful accounts	(401)	(350)

Total	$15,160	$16,502

Accrued insurance recoveries are discussed in Note 12.

Note 3—Inventories, net:

	December 31, 2011	March 31, 2012
	(In thousands)
Raw materials	$6,757	$6,792
Work in process	7,437	7,561
Finished products	5,384	5,308

Total	$19,578	$19,661

Note 4—Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(in thousands)
December 31, 2011:
Noncurrent assets (available-for-sale):
Valhi common stock	1	$289,711	$24,347	$265,364
TIMET common stock	1	21,708	7,351	14,357

Total		$311,419	$31,698	$279,721

March 31, 2012:
Noncurrent assets (available-for-sale):
Valhi common stock	1	$254,162	$24,347	$229,815
TIMET common stock	1	19,650	7,351	12,299

Total		$273,812	$31,698	$242,114

Our marketable securities include investments in the publicly-traded shares of related parties: Valhi and Titanium Metals Corporation (TIMET). Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of Valhi’s and TIMET’s outstanding common stock. We account for our investments in Valhi and TIMET common stocks as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income. All of our marketable securities at December 31, 2011 and March 31, 2012 were carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.

At December 31, 2011 and March 31, 2012, we held approximately 4.8 million shares of Valhi’s common stock and 1.4 million shares of TIMET common stock. At March 31, 2012, the quoted market price of Valhi’s and TIMET’s common stock was $53.05 and $13.56 per share, respectively. At December 31, 2011, such quoted market prices were $60.47 and $14.98 per share, respectively.

The Valhi and TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

In March 2012, Valhi announced a 3-for-1 split of its common stock. The distribution of the additional Valhi shares is subject to certain customary regulatory approvals, and is expected to occur on the close of business on May 10, 2012. Valhi’s stock split will have no financial statement impact to us, and our ownership interest in Valhi will not change as a result of the split.

Note 5—Investment in Kronos Worldwide, Inc.:

At December 31, 2011 and March 31, 2012, we owned approximately 35.2 million shares of Kronos common stock. At March 31, 2012, the quoted market price of Kronos’ common stock was $24.94 per share, or an aggregate market value of $878.4 million. At December 31, 2011, the quoted market price was $18.04 per share, or an aggregate market value of $635.3 million.

The change in the carrying value of our investment in Kronos during the first quarter of 2012 is summarized below:

Amount
(In millions)
Balance at the beginning of the period	$281.3
Equity in net income of Kronos	41.6
Dividends received from Kronos	(5.3)
Other, principally equity in other comprehensive income items of Kronos	3.3

Balance at the end of the period	$320.9

Selected financial information of Kronos is summarized below:

	December 31, 2011	March 31, 2012
	(In millions)
Current assets	$865.0	$1,083.5
Property and equipment, net	485.5	497.1
Investment in TiO2 joint venture	89.2	108.0
Other noncurrent assets	384.2	373.5

Total assets	$1,823.9	$2,062.1

Current liabilities	$328.0	$316.2
Long-term debt	362.9	479.5
Accrued pension and postretirement benefits	140.3	141.7
Other non-current liabilities	68.4	69.8
Stockholders’ equity	924.3	1,054.9

Total liabilities and stockholders’ equity	$1,823.9	$2,062.1

	Three months ended March 31,
	2011	2012
	(In millions)
Net sales	$420.4	$561.3
Cost of sales	274.0	299.8
Income from operations	102.4	209.4
Net income	60.3	136.9

Note 6—Other noncurrent assets:

	December 31, 2011	March 31, 2012
	(In thousands)
Patents and other intangible assets, net	$2,045	$1,923
Restricted cash	1,551	1,551
Other	662	705

Total	$4,258	$4,179

Note 7—Accrued and other current liabilities:

	December 31, 2011	March 31, 2012
	(In thousands)
Employee benefits	$8,954	$5,987
Professional fees and legal settlements	2,704	2,655
Payable to affiliates:
Accrued interest payable to TIMET	—	86
Income taxes payable to Valhi	—	155
Other	20	18
Other	2,316	2,481

Total	$13,994	$11,382

Note 8—Long-term debt:

	December 31, 2011	March 31, 2012
	(In thousands)
NL:
Promissory note payable to Valhi	$4,100	$6,500
Promissory note issued in conjunction with litigation settlement	9,000	9,000

Subtotal	13,100	15,500

Subsidiary debt:
CompX credit facility	1,955	2,003
CompX promissory note payable to TIMET	22,230	21,230

Subtotal	24,185	23,233

Total debt	37,285	38,733
Less current maturities	10,000	16,500

Total long-term debt	$27,285	$22,233

NL—During the first quarter of 2012, we borrowed a net $2.4 million under our promissory note with Valhi. The interest rate on our outstanding borrowings from Valhi was 6.00% at March 31, 2012.

CompX—During the first quarter of 2012, CompX prepaid $1.0 million of principal on the promissory note payable to TIMET. The average interest rates on the promissory note and the revolving bank credit facility for the first quarter of 2012 were 1.6% and 3.4%, respectively.

Note 9—Other noncurrent liabilities:

	December 31, 2011	March 31, 2012
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	594	583
Other	1,789	1,778

Total	$19,215	$19,193

Note 10—Employee benefit plans:

Defined benefit plans—The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended March 31,
	2011	2012
	(In thousands)
Interest cost	$687	$628
Expected return on plan assets	(975)	(914)
Recognized actuarial losses	217	331

Total	$(71)	$45

Postretirement benefits—The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended March 31,
	2011	2012
	(In thousands)
Interest cost	$59	$39
Amortization of prior service credit	(200)	(174)
Recognized actuarial gain	—	(25)

Total	$(141)	$(160)

Contributions— We currently expect our 2012 contributions to our defined benefit pension plans and other postretirement plans to be approximately $3.4 million.

Note 11—Income tax provision:

	Three months ended March 31,
	2011	2012
	(In millions)
Expected tax provision at U.S. federal statutory income tax rate of 35%	$8.5	$10.5
Non-U.S. tax rates	(.7)	(.2)
Incremental U.S. tax and rate differences on equity in earnings	(1.3)	(1.5)
Other	—	(.2)

Total	$6.5	$8.6

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

In 2011, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. Kronos objects to the re-assessment and believes the position is without merit. Accordingly, the re-assessment is being appealed. If the full amount of the proposed adjustment were ultimately to be assessed against Kronos, the cash tax liability would be approximately $12.2 million. Kronos believes that it has adequate accruals for this matter.

In the first quarter of 2011, CompX recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of its Canadian subsidiary attributable to the $7.5 million litigation settlement gain discussed in Note 12.

We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

Note 12—Commitments and contingencies:

Lead pigment litigation

Our former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (LIA), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

•

uncertainty over the extent, if any, to which our former operations might have contributed to the conditions allegedly giving rise to such personal injury, property damage, natural resource and related claims and

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At March 31, 2012 or December 31, 2011, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first quarter of 2012 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$41,637
Additions charged to expense, net	12,771
Payments, net	(655)

Balance at the end of the period	$53,753

Amounts recognized in the balance sheet at the end of the period:
Current liability	$8,558
Noncurrent liability	45,195

Total	$53,753

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations. At March 31, 2012, we had accrued approximately $54 million, related to approximately 50 sites, which are associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $86 million, including the amount currently accrued.

We believe that it is not possible to estimate the range of costs for certain sites. At March 31, 2012, there were approximately 5 sites for which we are not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity

Insurance coverage claims

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2011 Annual Report.

CompX

Prior to March 9, 2011, CompX was involved in certain patent litigation with a competitor, and in March 2011, CompX entered into a confidential settlement agreement with them. Under the terms of the agreement, the competitor paid CompX’s Canadian subsidiary approximately $7.5 million in cash (which was recognized as a litigation settlement gain in the first quarter of 2011), and agreed to cross-license certain patents and to withdraw certain legal proceedings against the other party.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 1,125 of these types of cases pending, involving a total of approximately 2,050 plaintiffs. In addition, the claims of approximately 8,075 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

For a discussion of other legal proceedings to which we are a party, refer to our 2011 Annual Report.

In May 2012, we reached an agreement with the New Jersey governmental authority and the real estate developer pursuant to which NL received an aggregate of $15.6 million cash for the third and final closing contemplated by the October 2008 settlement agreement associated with certain real property NL owned in New Jersey, as more fully described in Note 19 in our 2011 Annual Report. Upon NL’s receipt of these cash proceeds, NL’s equitable lien on a portion of such property was released. We expect to recognize a pre-tax gain of approximately $15 million in the second quarter of 2012, based on the excess of the cash proceeds received over our carrying value of the property from which our equitable lien was released.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2011 and March 31, 2012:

	December 31, 2011		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash, cash equivalents and restricted cash	$16.5	$16.5	$10.0	$10.0
Notes payable to affiliates	26.3	26.3	27.7	27.7
CompX bank credit facility	2.0	2.0	2.0	2.0
Promissory note payable	9.0	9.0	9.0	9.0
Noncontrolling interest in CompX common stock	11.0	24.0	11.1	22.7
NL stockholders’ equity	415.0	631.2	408.5	725.1

The fair value of our noncurrent marketable securities, noncontrolling interest in CompX and NL stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs. The fair value of our promissory note payable and our variable interest rate debt is deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder’s functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does it anticipate entering into such contracts for trading or speculative purposes in the future. Most of the currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. Occasionally CompX enters into currency forward contracts which do not meet the criteria for hedge accounting. For these contracts, we mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income as part of net currency transactions. The quoted market prices for the forward contracts are a Level 1 input as defined by ASC Topic 820-10-35.

At March 31, 2012, CompX held a series of contracts to exchange an aggregate of U.S. $13.3 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was $1.00 per U.S. dollar at March 31, 2012. The estimated fair value of the contracts based on quoted market prices was an asset of approximately $315,000 at March 31, 2012. At December 31, 2011, CompX held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts based on quoted market prices was a liability of approximately $19,000 at December 31, 2011.

Note 14—Recent accounting standards:

In June 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. In accordance with ASU 2011-05, we now present our comprehensive income in a separate Condensed Consolidated Statement of Comprehensive Income. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material effect on our Condensed Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business and results of operations overview

We are primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. We also own a non-controlling interest in Kronos Worldwide, Inc. Both CompX (NYSE Amex: CIX) and Kronos (NYSE: KRO) file periodic reports with the Securities and Exchange Commission (SEC).

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. Through its Security Products division, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and other general cabinetry applications. CompX’s Furniture Components division manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage and a variety of other applications. CompX also manufactures stainless steel exhaust systems, gauges and electronic and mechanical throttle controls for the performance boat industry through its Marine Components division.

We account for our 30% non-controlling interest in Kronos by the equity method. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (TiO2 ). TiO2 is used for a variety of manufacturing applications including plastics, paints, paper and other industrial products.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represents management’s beliefs and assumptions based on currently available information. Statements found in this report including, but not limited to, the statements found in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC, which include, but are not limited to, the following:

•	Future supply and demand for our products;

•	The extent of the dependence of certain of our businesses on certain market sectors;

•	The cyclicality of our businesses (such as Kronos’ TiO2 operations);

•	Customer inventory levels;

•	Changes in raw material and other operating costs (such as energy, ore and steel costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

•	Changes in the availability of raw material (such as ore);

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

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);

•	The timing and amounts of insurance recoveries;

•	Our ability to maintain sufficient liquidity;

•	The extent to which our subsidiaries were to become unable to pay us dividends;

•	CompX’s and Kronos’ ability to renew or refinance debt;

•	CompX’s ability to comply with covenants contained in its revolving bank credit facility;

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;

•	Potential difficulties in integrating completed or future acquisitions;

•	Decisions to sell operating assets other than in the ordinary course of business;

•	Uncertainties associated with the development of new product features;

•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria;

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

Results of Operations

Net income overview

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Our net income attributable to NL stockholders was $21.0 million, or $.43 per share in the first quarter of 2012 compared to net income of $17.2 million, or $.35 per share, in the first quarter of 2011. As more fully described below, our net income per share increased from 2011 to 2012 primarily due to the net effect of:

•	higher equity in net income from Kronos in 2012,

•	higher environmental remediation and related costs,

•	higher insurance recoveries in 2012 and

•	lower income from operations from component products in 2012 primarily due to a litigation settlement gain in 2011 as discussed below.

Our 2012 net income attributable to NL stockholders includes income of $.01 per share, net of income taxes, related to insurances recoveries we recognized.

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

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended
	March 31,		%
	2011	2012	Change
	(In millions)
CompX	$8.8	2.9	(67)%
Insurance recoveries	.4	1.1	175%
Corporate expense and other, net	(3.5)	(16.1)	360%

Income (loss) from operations	$5.7	$(12.1)	(312)%

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended
	March 31,		%
	2011	2012	Change
	(In millions)

Equity in earnings of Kronos	$18.3	$41.6	127%
Interest and dividend income	.6	.7	17%
Interest expense	(.5)	(.3)	(40)%

CompX International Inc.

	Three months ended
	March 31,		%
	2011	2012	Change
	(In millions)

Net sales	$34.8	$35.5	2%
Cost of sales	26.1	26.0	—

Gross margin	8.7	9.5
Operating costs and expenses	(6.2)	(6.6)	6%
Litigation settlement gain	7.5	—	(100)%
Litigation expense	(.2)	—	(100)%
Facility consolidation expense	(1.0)	—	(100)%

Income from operations	$8.8	$2.9	(67)%

Percentage of net sales:
Cost of sales	75%	73%
Income from operations	26%	8%

Net sales – Net sales increased 2% in the first quarter of 2012 compared to the same period of 2011. Net sales increased in 2012 principally due to $1.1 million in sales during the quarter from the Furniture Components new ergonomics healthcare product line acquired in 2011 and from growth in customer demand within our Security Products and Marine segments resulting from improving economic conditions in North America, partially offset by lower Furniture Component sales from other product lines.

Cost of sales and gross margin – Cost of sales as a percentage of sales decreased by 2% in the first quarter of 2012 compared to the same period in 2011. As a result, gross profit and related margin increased over the same period. The increase in gross profit is primarily due to improved production efficiencies principally within the Furniture Components business unit as a result of the consolidation of its precision slides manufacturing facilities completed in 2011. The gross margin percentage impact relating to the above noted July 2011 acquisition of a Furniture Components products business was not significant.

Litigation – The litigation settlement gain of approximately $7.5 million (attributable to CompX’s Furniture Components division) is discussed in Note 12 to our Condensed Consolidated Financial Statements.

Facility consolidation costs – In the first quarter of 2011, the Furniture Components business recorded approximately $1.0 million in relocation costs as a result of consolidating two of our precision slides facilities.

Income from operations – Income from operations decreased to $2.9 million for the first quarter of 2012 compared to $8.8 million for the first quarter of 2011. Income from operations decreased in 2012 primarily due to the net effects of the litigation settlement gain recorded in the first quarter of 2011, facility consolidation costs incurred in 2011, improved production efficiencies in 2012 as a result of the Furniture Components facility consolidation and slightly increased sales in 2012 across all business units.

Our Furniture Components business has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in non-U.S. currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-U.S. currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency. However, the impact of relative changes in currency exchange rates on sales and income from operations in 2012 was not significant.

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended March 31,		%
	2011	2012	Change
	(In thousands)
Net sales:
Security Products	$17,788	$18,195	2%
Furniture Components	14,895	15,103	1%
Marine Components	2,094	2,233	7%

Total net sales	$34,777	$35,531	2%

Gross margin:
Security Products	$5,844	$5,690	(3)%
Furniture Components	2,588	3,461	34%
Marine Components	248	323	30%

Total gross margin	$8,680	$9,474	9%

Income (loss) from operations:
Security Products	$3,574	$3,471	(3)%
Furniture Components	6,874	1,325	(81)%
Marine Components	(355)	(250)	30%
Corporate operating expenses	(1,333)	(1,637)	(23)%

Total income from operations	$8,760	$2,909	(67)%

Security Products. Security Products net sales increased 2% in the first quarter of 2012 compared to the same period last year. The increase in sales is primarily due to improved economic conditions in North America. Gross margin, as a percentage of net sales, decreased 2% in the first quarter of 2012 compared to the same period in 2011 due to a slightly higher raw material costs and a slightly less favorable product mix in 2012. As a result, income from operations, as a percentage of net sales, for the Security Products reporting unit decreased 1% in the first quarter of 2012 compared to the first quarter of 2011.

Furniture Components. Furniture Components net sales increased 1% in the first quarter of 2012 compared to the same period last year. Net sales were positively impacted by $1.1 million in sales relating to the July 2011 acquisition of an ergonomics healthcare component products business. This increase in sales was partially offset by a decrease in overall demand for other Furniture Components products due to a decrease in customer office furniture projects. Gross margin increased from 17% in the first three months of 2011 to 23% in the first three months of 2012. The increase in gross margin was primarily the result of a 3% reduction in fixed manufacturing costs primarily as a result of the 2011 precision slides facility consolidation. The impact of the acquired ergonomics component business on gross margin percentage for 2012 was not significant. Furniture Components 2011 income from operations includes: (i) a litigation settlement gain of $7.5 million, (ii) litigation expenses of $227,000, and (iii) facility consolidation costs of approximately $1.0 million. Excluding the litigation settlement gain, litigation expenses and facility consolidation costs, income from operations percentage increased 4 percentage points in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the increase in gross margin as noted above.

Marine Components. Marine Components net sales increased 7% in the first quarter of 2012 as compared to the same period last year. Gross margin and loss from operations percentage improved in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increased leverage of fixed costs as a result of higher sales and lower intangible amortization expense due to intangibles that became fully amortized during 2011.

Outlook – Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced a slight increase in demand across most of our markets during the first quarter of 2012, demand from several of our significant office furniture industry customers was weak but was more than offset by $1.1 million in sales during the quarter from the ergonomic healthcare components business acquired in July 2011. Due to the current economic situation, it is uncertain (i) whether sales to office furniture industry customers will improve during the remainder of 2012, (ii) what the ongoing impact on sales of the acquired ergonomics components business will be or (iii) the extent that sales will grow across the remainder of our customers during 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the 2011 consolidation of our Furniture Components facilities, to positively impact productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are steel, brass, alloyed zinc and stainless steel, which together represent approximately 18% of our total cost of goods sold. Compared to 2011, the overall change in the cost of these raw materials was not significant in the first quarter of 2012. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions as well as occasionally executing larger quantity strategic purchases of these raw materials, which may result in higher inventory balances for a period of time. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

During the first quarter of 2012, the value of the U.S. dollar did not change significantly in comparison to the Canadian dollar or the New Taiwan dollar, which are the primary currencies of our non-U.S. operations. However, the U.S. dollar could weaken during the remainder of 2012, which may have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates. See Note 13 to the Condensed Consolidated Financial Statements for currency hedging contracts in place at March 31, 2012.

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

Litigation settlement gain – We expect to report a $15 million pre-tax gain in the second quarter of 2012 pursuant to the third and final closing associated with certain real property we formerly owned in New Jersey. See Note 12 to our Condensed Consolidated Financial Statements.

Corporate expense – Corporate expenses were $16.2 million in the first quarter of 2012, $12.8 million higher than in the first quarter of 2011 primarily due to higher environmental remediation and related costs in 2012. Included in corporate expense are:

•	litigation and related costs of $1.9 million in 2012 compared to $1.8 million in 2011 and

•	environmental remediation and related costs of $12.8 million in 2012, compared to $.2 million in 2011.

Overall, we expect our general corporate expenses for all of calendar 2012 will be higher than 2011 due to higher expected litigation and related expenses and higher environmental remediation and related costs. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2012, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

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

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2012, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 12 to the Condensed Consolidated Financial Statements.

Provision for income taxes – We recognized an income tax expense of $8.6 million in the first quarter of 2012 as compared to $6.5 million in the first quarter of 2011. The higher income tax expense recognized during 2012 is primarily attributable to higher equity in earnings of Kronos. Our income tax expense in the first quarter of 2011 includes a $2.1 million provision recognized for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million litigation settlement gain discussed in Note 12. See Note 11 to our Condensed Consolidated Financial Statements.

Noncontrolling interest in subsidiary – Noncontrolling interest in net income of subsidiary decreased $.3 million in the first three months of 2012 as compared to the first three months of 2011 due to lower net income of CompX in 2012.

Equity in net income of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2011	2012	Change
	(In millions)
Kronos historical:
Net sales	$420.4	$561.3	34%
Cost of sales	274.0	299.8	9%

Gross margin	$146.4	$261.5

Income from operations	$102.4	$209.4	104%
Interest and dividend income	1.7	2.3	35%
Loss on prepayment of debt	(3.3)	—	100%
Interest expense	(9.6)	(6.3)	(52)%

	91.2	205.4
Income tax expense	30.9	68.5	122%

Net income	$60.3	$136.9

Percentage of net sales:
Cost of sales	65%	53%
Income from operations	24%	37%

TiO2 operating statistics:
Sales volumes*	125	130	5%
Production volumes*	133	140	5%

Percentage change in TiO2 net sales:
Ti02 product pricing			34%
Ti02 sales volume			5
Ti02 product mix			(3)
Changes in currency exchange rates			(2)

Total			34%

*	Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Current TiO2 industry conditions – Throughout 2011 and continuing into 2012, Kronos’ production facilities operated at full practical capacity rates. Kronos also increased TiO2 selling prices resulting in increased profitability and cash flows. Kronos’ selling prices in the first quarter 2012 were 34% higher as compared to the first quarter of 2011, and average selling prices at the end of the first quarter of 2012 were comparable to selling prices at the end of 2011. Global customer demand for Kronos’ TiO2 products also remained strong throughout much of 2011. Although Kronos experienced a softening of demand in the fourth quarter of 2011 as a result of customer destocking, customer demand in the first quarter of 2012 rebounded from the softness experienced in the fourth quarter of 2011. Kronos expects demand will continue to strengthen during the remainder of 2012, and anticipates it will be able to implement further TiO2 selling price increases.

Kronos experienced increased costs for its raw materials such as ore and petroleum coke in 2011 and in the first quarter 2012. Kronos expects further increases in raw material costs throughout 2012, as discussed below.

Overall, based on positive market dynamics in the TiO2 industry, Kronos expects its profitability and cash flows to increase in 2012 and the foreseeable future.

Net sales – Kronos’ net sales in the first quarter of 2012 increased 34%, or $140.9 million, compared to the first quarter of 2011 primarily due to a 34% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on current conditions in the TiO2 industry, as well as the expectation for increases in Kronos’ manufacturing costs discussed below, Kronos currently expects average selling prices in the remainder of 2012 to continue to be higher than the comparable periods in 2011.

Kronos’ sales volumes increased 5% in the first quarter of 2012 as compared to the first quarter of 2011 due to increased customer demand, primarily in the North American and export markets. Kronos’ sales volumes in the first quarter of 2012 set a new record for a first quarter. In addition, Kronos estimates the unfavorable effect of changes in currency exchange rates decreased its net sales by approximately $9 million, or 2%, as compared to the first quarter of 2011.

Cost of sales – Kronos’ cost of sales increased $25.8 million or 9% in the first quarter of 2012 compared to 2011 primarily due to the net impact of a 5% increase in sales volumes, a 5% increase in TiO2 production volumes, higher raw material costs of approximately $27 million (primarily feedstock ore and petroleum coke) and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 53% in the first quarter of 2012 compared to 65% in the first quarter of 2011 primarily due to the higher selling prices and higher production volumes in the first quarter of 2012. Kronos’ production volumes in the first quarter of 2012 set a new record for a first quarter. Kronos expects further increases in its manufacturing costs during the remainder of 2012, as discussed below.

Income from operations – Kronos’ income from operations increased by $107.0 million from $102.4 million in the first quarter of 2011 to $209.4 million in the first quarter of 2012. Income from operations as a percentage of net sales increased to 37% in the first quarter of 2012 from 24% in the same period of 2011. This increase was driven by the improvement in gross margin, which increased to 47% for the first quarter of 2012 compared to 35% for the first quarter of 2011. Kronos’ gross margin has increased primarily because of higher selling prices, higher sales volumes and higher production volumes all of which more than offset the impact of higher manufacturing costs (primarily raw materials). Additionally, changes in currency exchange rates have negatively affected Kronos’ gross margin and income from operations. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $3 million in the first quarter of 2012 as compared to the same period in 2011.

Other non-operating income (expense) – On March 24, 2011, Kronos redeemed €80 million of its 6.5% Senior Secured Notes, and borrowed under its European revolving credit facility. As a result, Kronos recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

With respect to Kronos’ €279.2 million principal amount outstanding at March 31, 2012 of its Senior Secured Notes due in April 2013, Kronos has commenced efforts to refinance the Senior Notes, and has engaged a financial advisor to assist in these efforts. The definitive terms of any such refinancing have not yet been determined, and while there can be no assurance that Kronos would be able to complete a refinancing on terms acceptable to it, Kronos believes it will be able to refinance the remaining Senior Notes before their maturity date.

Kronos’ interest expense decreased $3.3 million from $9.6 million in the first quarter of 2011 to $6.3 million in the first quarter of 2012 due to the net effects of the prepayment and open market purchases of a portion of the 6.5% Senior Secured Notes made in the third and fourth quarters of 2011. The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Income tax provision – Kronos’ income tax provision was $68.5 million in the first quarter of 2012 compared to $30.9 million in the same period last year. This increase is primarily due to Kronos’ increased earnings.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $799 million and $188 million for German corporate and trade tax purposes, respectively, at December 31, 2011). At March 31, 2012, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or Kronos were to generate losses in its German operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Effects of Currency Exchange Rates – Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates Three months ended March 31, 2012 vs March 31, 2011
	Transaction gains recognized			Translation loss - impact of rate changes	Total currency impact 2012 vs 2011
	2011	2012	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$(9)	$(9)
Income from operations	1	—	(1)	(2)	(3)

Outlook – During the first quarter of 2012, Kronos operated its production facilities at full practical capacity levels, consistent with its operating rates throughout 2011. While Kronos will continue to work on debottlenecking projects in 2012 to increase its production capacity, Kronos believes such debottlenecking projects will produce relatively nominal increases in its capacity. Kronos currently expects to operate its facilities in 2012 at production levels consistent with or slightly lower than 2011.

The overall strengthening global demand for TiO2 we experienced in the first quarter of 2012 is expected to continue through the remainder of the year. Kronos currently expects its sales volumes to increase in 2012 as compared to 2011, and its 2012 sales volumes to exceed 2012 production volumes.

Kronos implemented significant increases in TiO2 selling prices throughout 2011 and raised prices in certain markets in the first quarter of 2012. Kronos’ average TiO2 selling prices were 34% higher in the first quarter of 2012 as compared to the first quarter of 2011, and its average selling prices at the end of the first quarter of 2012 were comparable to prices at the end of 2011. Based on product demand levels and increases in its manufacturing costs discussed below, Kronos anticipates its average selling prices will increase during the remainder of 2012, including increases to offset the impact of its expected higher manufacturing costs.

During 2012, Kronos expects to see significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. Overall, Kronos currently expects its per metric ton cost of TiO2 it produces in 2012 will increase approximately 50% to 60% as compared to 2011, primarily due to higher feedstock ore costs. Kronos’ cost of sales per metric ton of TiO2 sold in calendar 2012 is consequently expected to be significantly higher as compared to calendar 2011. However, Kronos’ cost of sales per metric ton of TiO2 sold in the first quarter of 2012 is significantly lower as compared to its expected cost of sales per metric ton of TiO2 sold in the remainder of 2012, as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2012 was produced with lower-cost feedstock ore. Given the current conditions in the TiO2 industry, if Kronos’ costs of production exceed its current expectations in 2012 and demand for TiO2 remains strong, Kronos believes it could recoup such higher costs through additional selling price increases.

Overall, Kronos expects income from operations will be higher in 2012 as compared to 2011, as the favorable effects of higher selling prices and sales volumes will more than offset the impact of higher production costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations. Cash flows used in operating activities were $1.1 million in the first three months of 2012 compared to cash flows provided by operating activities of $17.4 million in the first three months of 2011.

The $18.5 million increase in cash used in operating activities includes the net effect of:

•	lower dividends received in 2012 of $16.7 million primarily due to Kronos’ special dividend of $.50 per share in the first three months of 2011,

•	lower results from operations in 2012 attributable to CompX of $5.9 million, due to the $7.5 million received from CompX’s litigation settlement in the first quarter of 2011,

•	higher cash received from insurance recoveries in 2012 of $1.2 million,

•	lower amount of net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2012 of $5.2 million,

•	higher cash paid for income taxes in 2012 of $1.8 million and

•

lower cash paid for interest in 2012 of $1.1 million due to the interest payment on our note payable to affiliate in March 2011 which included deferred interest for all of 2010. See Note 8 to our Condensed Consolidated Financial Statements.

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

	Three months ended March 31,
	2011	2012
	(In millions)

Cash provided by (used in) operating activities:
CompX	$.1	$(2.9)
NL Parent and wholly-owned subsidiaries	18.6	3.1
Eliminations	(1.3)	(1.3)

Total	$17.4	$(1.1)

Relative changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect average days’ sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter compared to the fourth quarter. Overall, March 31, 2012 days sales outstanding compared to December 31, 2011 is in line with our expectations. The decrease in days in inventory was the result of an increase in sales volume in the first quarter of 2012 without a significant change in inventory. Overall March 31, 2012 days in inventory compared to December 31, 2011 is in line with our expectations. For comparative purposes, we have provided December 31, 2010 and March 31, 2011 numbers below.

	December 31, 2010	March 31, 2011	December 31, 2011	March 31, 2012

Days sales outstanding	41 days	41 days	39 days	40 days
Days in inventory	70 days	68 days	71 days	69 days

Investing and financing activities

Net cash used in investing activities totaled $.8 million in the first three months of 2012. We used $.7 million and $.6 million for capital expenditures in the first quarter of 2012 and 2011, respectively, substantially all of which related to CompX.

Net cash used in financing activities totaled $4.9 million in the first quarter of 2012.

During 2012:

•	we borrowed a net $2.4 million on a promissory note with Valhi and

•	CompX paid $1.0 million in principal repayments on long-term debt.

During each of the first quarters of 2012 and 2011 we paid $6.1 million, or $.125 per share, in dividends. Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

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

NL, CompX and Kronos are each in compliance with all of their respective debt covenants at March 31, 2012. Our and the ability of our affiliates to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements. We believe each of NL, CompX and Kronos will be able to comply with its respective financial covenants contained in their credit facilities through the maturity date of the respective facilities; however if future operating results differ materially from our current expectations, we, CompX or Kronos might not be able to maintain compliance.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities and credit facilities with affiliates and banks as further discussed below. We generally use these amounts to (i) fund capital expenditures (substantially all of which relate to CompX), (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of debt service and dividends (if declared).

At March 31, 2012, we had an aggregate of $8.5 million of restricted and unrestricted cash and cash equivalents. A detail by entity is presented in the table below. Substantially all of the $4.2 million aggregate cash and cash equivalents held by CompX was held by its non-U.S. subsidiaries.

Amount
(In millions)

CompX	$4.2
NL Parent and wholly-owned subsidiaries	4.3

Total	$8.5

In addition, at March 31, 2012 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $273.8 million. See Note 4 to the Condensed Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at March 31, 2012 with an aggregate market value of $878.4 million. See Note 5 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2013). If actual developments differ from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis. At March 31, 2012 we had $6.5 million outstanding on the note with Valhi with a borrowing availability of $33.5 million. The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion. In addition, CompX had an outstanding balance of $2.0 million on its revolving credit facility with a borrowing availability of $28.0 million and CompX could borrow all such available balance without violating any debt covenants. See Note 8 to the Condensed Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2012 approximated $910,000. CompX’s 2012 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain its facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we would expect to receive from our subsidiaries and affiliates in 2012, based on the number of shares of common stock we own for these subsidiaries and affiliates at March 31, 2012 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at March 31, 2012 (in millions)	Quarterly Dividend Rate	Annual Expected Dividend
			(in millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.125	5.4
Valhi	4.8	.125	2.4
TIMET	1.4	.075	.4

Total expected annual dividends			$29.3

Investments in our subsidiaries and affiliates and other acquisitions

We have in the past and may in the future purchase the securities of our subsidiaries and affiliates or third-parties in market or privately-negotiated transactions. We base our purchase decisions on a variety of factors, including an analysis of the optimal use of our capital, taking into account the market value of the securities and the relative value of expected returns on alternative investments. In connection with these activities, we may consider issuing additional equity securities or increasing our indebtedness. We may also evaluate the restructuring of ownership interests of our businesses among our subsidiaries and related companies.

Off-balance sheet financing arrangements

Other than operating lease commitments discussed in our 2011 Annual Report, we are not party to any material off-balance sheet financing arrangements.

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

Recent accounting pronouncements

See Note 14 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2011 Annual Report, and we refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report. See also Note 13 to the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2012.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with authorizations of our management and directors and

•

provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting – There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 12 to our Condensed Consolidated Financial Statements and to our 2011 Annual Report.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In March 2012, the trial court judge decertified the class.

Raritan Bay Slag Site, Old Bridge Township and the Borough of Sayreville, Middlesex County, New Jersey. In February 2012, NL received a Demand for Reimbursement of Costs from USEPA in connection with the Raritan Bay Slag Superfund Site.

United States and Nebraska v. NL Industries, Inc., Civil Action No.8:12-cv-00059. In March 2012, the United States District Court for the District of Nebraska entered the Consent Decree. This concludes the case.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2011 Annual Report. There have been no material changes to such risk factors during the three months ended March 31, 2012.

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 8, 2012	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date: May 8, 2012	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)