Form 10-Q
period 2012-06-30
NL INDUSTRIES INC
filed 2012-08-09
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of the registrant’s common stock outstanding on July 31, 2012: 48,668,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	June 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,652	$7,480
Restricted cash and cash equivalents	3,337	3,502
Accounts and other receivables, net	15,160	18,209
Inventories, net	19,578	19,210
Prepaid expenses and other	1,364	1,713
Deferred income taxes	7,213	7,213

Total current assets	58,304	57,327

Other assets:
Marketable securities	311,419	195,907
Investment in Kronos Worldwide, Inc.	281,257	320,689
Goodwill	47,553	47,593
Assets held for sale	6,649	6,649
Other assets, net	4,258	3,547

Total other assets	651,136	574,385

Property and equipment:
Land	11,639	11,617
Buildings	27,301	27,278
Equipment	129,685	128,238
Construction in progress	1,477	2,215

	170,102	169,348
Less accumulated depreciation	118,300	117,522

Net property and equipment	51,802	51,826

Total assets	$761,242	$683,538

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2011	June 30, 2012
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$6,100
Accounts payable	8,184	7,398
Accrued and other current liabilities	13,994	14,042
Accrued environmental remediation and related costs	7,301	9,160
Income taxes	1,327	277

Total current liabilities	40,806	36,977

Noncurrent liabilities:
Long-term debt	27,285	21,926
Accrued pension costs	16,743	14,526
Accrued postretirement benefit (OPEB) costs	4,373	4,198
Accrued environmental remediation and related costs	34,336	44,519
Deferred income taxes	192,492	163,996
Other	19,215	18,449

Total noncurrent liabilities	294,444	267,614

Equity:
NL Stockholders’ equity:
Common stock	6,082	6,083
Additional paid-in capital	300,067	300,246
Retained earnings	113,555	148,411
Accumulated other comprehensive loss	(4,724)	(86,892)

Total NL stockholders’ equity	414,980	367,848

Noncontrolling interest in subsidiary	11,012	11,099

Total equity	425,992	378,947

Total liabilities and equity	$761,242	$683,538

Commitments and contingencies (Notes 11 and 12)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)
Net sales	$35,241	$37,598	$70,018	$73,129
Cost of sales	25,405	27,573	51,502	53,630

Gross margin	9,836	10,025	18,516	19,499
Selling, general and administrative expense	5,900	6,096	12,056	12,661
Other operating income (expense):
Insurance recoveries	99	282	458	1,407
Litigation settlement gain	—	14,964	—	14,964
Patent litigation settlement gain	—	—	7,468	—
Patent litigation expense	—	—	(227)	—
Facility consolidation expense	(792)	—	(1,798)	—
Corporate expense and other, net	(12,273)	(4,949)	(15,673)	(21,116)

Income (loss) from operations	(9,030)	14,226	(3,312)	2,093

Equity in earnings of Kronos Worldwide, Inc.	27,061	19,624	45,390	61,236
Other income (expense):
Interest and dividends	825	836	1,421	1,551
Interest expense	(335)	(248)	(824)	(572)

Income before taxes	18,521	34,438	42,675	64,308
Provision for income taxes	1,389	8,193	7,858	16,816

Net income	17,132	26,245	34,817	47,492

Noncontrolling interest in net income of subsidiary	213	272	731	470

Net income attributable to NL stockholders	$16,919	$25,973	$34,086	$47,022

Amounts attributable to NL stockholders:

Basic and diluted net income per share	$.35	$.53	$.70	$.97

Cash dividend per share	$.125	$.125	$.25	$.25

Weighted-average shares outstanding used in the calculation of net income per share	48,660	48,666	48,654	48,664

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(Unaudited)
Net income	$17,132	$26,245	$34,817	$47,492

Other comprehensive income (loss), net of tax:

Currency translation adjustment	519	(8,527)	3,195	(4,390)
Marketable securities adjustment	73,387	(52,742)	88,782	(78,617)
Pension plans	446	566	906	1,131
OPEB plan	(147)	(138)	(293)	(276)

Total other comprehensive income (loss)	74,205	(60,841)	92,590	(82,152)

Comprehensive income (loss)	91,337	(34,596)	127,407	(34,660)

Comprehensive income attributable to noncontrolling interest	(237)	(173)	(797)	(486)

Comprehensive income (loss) attributable to NL stockholders	$91,100	$(34,769)	$126,610	$(35,146)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2012

(In thousands)

	NL Stockholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest in subsidiary	Total equity
				(unaudited)
Balance at December 31, 2011	$6,082	$300,067	$113,555	$(4,724)	$11,012	$425,992
Net income	—	—	47,022	—	470	47,492
Other comprehensive income (loss), net	—	—	—	(82,168)	16	(82,152)
Issuance of NL common stock	1	74	—	—	—	75
Dividends	—	—	(12,166)	—	(409)	(12,575)
Other, net	—	105	—	—	10	115

Balance at June 30, 2012	$6,083	$300,246	$148,411	$(86,892)	$11,099	$378,947

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$34,817	$47,492
Depreciation and amortization	3,442	2,889
Deferred income taxes	7,168	15,822
Equity in Kronos Worldwide, Inc.	(45,390)	(61,236)
Distributions from Kronos Worldwide, Inc.	27,295	10,566
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(126)	104
Other postretirement benefits	(282)	(320)
Litigation settlement gain	—	(14,964)
Other, net	364	282
Change in assets and liabilities:
Accounts and other receivables, net	(3,128)	(2,734)
Inventories, net	(2,329)	150
Prepaid expenses and other	(1,041)	127
Accrued environmental remediation and related costs	6,844	12,042
Accounts payable and accrued liabilities	(5,751)	(2,349)
Income taxes	869	(1,576)
Accounts with affiliates	(36)	592
Other noncurrent assets and liabilities, net	(758)	(2,387)

Net cash provided by operating activities	21,958	4,500

Cash flows from investing activities:
Capital expenditures	(1,328)	(2,211)
Proceeds from real estate-related litigation settlement	—	15,603
Change in restricted cash equivalents	802	(284)
Proceeds from the sale of:
Marketable securities	116	—
Fixed assets	100	30
Purchase of marketable securities	(242)	—

Net cash provided by (used in) investing activities	(552)	13,138

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six months ended June 30,
	2011	2012
	(unaudited)
Cash flows from financing activities:
Cash dividends paid	$(12,165)	$(12,166)
Distributions to noncontrolling interests in subsidiary	(406)	(409)
Proceeds from issuance of common stock:
NL common stock	342	—
CompX common stock	139	—
Indebtedness:
Borrowings	4,600	13,050
Repayments	(22,400)	(22,300)
Other, net	32	(57)

Net cash used in financing activities	(29,858)	(21,882)

Cash and cash equivalents—net change from:
Operating, investing and financing activities	(8,452)	(4,244)
Effect of exchange rate changes on cash	(5)	72
Cash and cash equivalents at beginning of period	15,461	11,652

Cash and cash equivalents at end of period	$7,004	$7,480

Supplemental disclosures:
Cash paid (received) for:
Interest	$1,667	$431
Income taxes, net	(247)	1,977
Non-cash investing activity:
Accrual for capital expenditures	146	510

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Note 1—Organization and basis of presentation:

Organization—At June 30, 2012, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries held an aggregate of approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation— Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own 30% of Kronos Worldwide, Inc. CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the SEC on March 5, 2012 (the 2011 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended June 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2—Accounts and other receivables, net:

	December 31, 2011	June 30, 2012
	(In thousands)
Trade receivables—CompX	$14,647	$17,781
Accrued insurance recoveries	586	179
Affiliate receivable	214	—
Other receivables	106	87
Refundable income taxes	8	493
Allowance for doubtful accounts	(401)	(331)

Total	$15,160	$18,209

Accrued insurance recoveries are discussed in Note 12.

Note 3—Inventories, net:

	December 31, 2011	June 30, 2012
	(In thousands)
Raw materials	$6,757	$6,872
Work in process	7,437	7,431
Finished goods	5,384	4,907

Total	$19,578	$19,210

Note 4—Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(in thousands)
December 31, 2011:
Noncurrent assets
(available-for-sale):
Valhi common stock	1	$289,711	$24,347	$265,364
TIMET common stock	1	21,708	7,351	14,357

Total		$311,419	$31,698	$279,721

June 30, 2012:
Noncurrent assets
(available-for-sale):
Valhi common stock	1	$179,518	$24,347	$155,171
TIMET common stock	1	16,389	7,351	9,038

Total		$195,907	$31,698	$164,209

Our marketable securities include investments in the publicly-traded shares of related parties: Valhi and Titanium Metals Corporation (TIMET). Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of Valhi’s and TIMET’s outstanding common stock. We account for our investments in Valhi and TIMET common stocks as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income. All of our marketable securities at December 31, 2011 and June 30, 2012 were carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.

At December 31, 2011 and June 30, 2012, we held approximately 14.4 million shares of Valhi’s common stock and 1.4 million shares of TIMET common stock. At June 30, 2012, the quoted market price of Valhi’s and TIMET’s common stock was $12.49 and $11.31 per share, respectively. At December 31, 2011, such quoted market prices were $20.16 and $14.98 per share, respectively. In May 2012, Valhi implemented a 3-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to May 2012 to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split.

The Valhi and TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5—Investment in Kronos Worldwide, Inc.:

At December 31, 2011 and June 30, 2012, we owned approximately 35.2 million shares of Kronos common stock. At June 30, 2012, the quoted market price of Kronos’ common stock was $15.79 per share, or an aggregate market value of $556.1 million. At December 31, 2011, the quoted market price was $18.04 per share, or an aggregate market value of $635.3 million.

The change in the carrying value of our investment in Kronos during the first six months of 2012 is summarized below:

Amount
(In millions)
Balance at the beginning of the period	$281.3
Equity in earnings of Kronos	61.2
Dividends received from Kronos	(10.6)
Other, principally equity in other comprehensive income items of Kronos	(11.2)

Balance at the end of the period	$320.7

Selected financial information of Kronos is summarized below:

	December 31, 2011	June 30, 2012
	(In millions)
Current assets	$865.0	$1,188.7
Property and equipment, net	485.5	466.9
Investment in TiO2 joint venture	89.2	108.6
Other noncurrent assets	384.2	351.6

Total assets	$1,823.9	$2,115.8

Current liabilities	$328.0	$392.0
Long-term debt	362.9	475.3
Accrued pension and postretirement benefits	140.3	131.9
Other noncurrent liabilities	68.4	62.6
Stockholders’ equity	924.3	1,054.0

Total liabilities and stockholders’ equity	$1,823.9	$2,115.8

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In millions)		(In millions)
Net sales	$537.5	$545.3	$957.9	$1,106.6
Cost of sales	340.5	382.0	614.5	681.8
Income from operations	144.2	110.6	246.6	320.0
Net income	89.0	64.5	149.3	201.4

Note 6—Other noncurrent assets:

	December 31, 2011	June 30, 2012
	(In thousands)
Patents and other intangible assets, net	$2,045	$1,719
Restricted cash	1,551	1,670
Other	662	158

Total	$4,258	$3,547

Note 7—Accrued and other current liabilities:

	December 31, 2011	June 30, 2012
	(In thousands)
Employee benefits	$8,954	$7,672
Professional fees and legal settlements	2,704	2,719
Payable to affiliates:
Accrued interest payable to TIMET	—	78
Income taxes payable to Valhi	—	378
Other	20	19
Other	2,316	3,176

Total	$13,994	$14,042

Note 8—Long-term debt:

	December 31, 2011	June 30, 2012
	(In thousands)
NL:
Promissory note payable to Valhi	$4,100	$—
Promissory note issued in conjunction with litigation settlement	9,000	5,100

Subtotal	13,100	5,100

Subsidiary debt:
CompX credit facility	1,955	1,946
CompX promissory note payable to TIMET	22,230	20,980

Subtotal	24,185	22,926

Total debt	37,285	28,026
Less current maturities	10,000	6,100

Total long-term debt	$27,285	$21,926

NL—During the first six months of 2012, we repaid a net $4.1 million under our promissory note with Valhi. The interest rate on our outstanding borrowings from Valhi during the first six months of 2012 was 6.00%.

Following the May 2012 third and final closing associated with certain real property we formerly owned in New Jersey, we prepaid an aggregate $3.9 million under the promissory note issued in conjunction with a litigation settlement. The interest rate on the outstanding balance of this indebtedness was 3.25% as of and for the six-month period ended June 30, 2012. See Note 12.

CompX—CompX repaid an aggregate of $1.3 million on the promissory note payable to TIMET during the first six months of 2012, including a principal prepayment of $1.0 million. The average interest rate on the promissory note payable to TIMET as of and for the six-month period ended June 30, 2012 was 1.5%. The average interest rate on the revolving bank credit facility for the six-month period ended June 30, 2012 was 3.8% and at June 30, 2012 the rate was 3.4%.

Note 9—Other noncurrent liabilities:

	December 31, 2011	June 30, 2012
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	594	572
Other	1,789	1,045

Total	$19,215	$18,449

Note 10—Employee benefit plans:

Defined benefit plans—The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In thousands)
Interest cost	$704	$643	$1,391	$1,271
Expected return on plan assets	(979)	(915)	(1,954)	(1,829)
Recognized actuarial losses	220	331	437	662

Total	$(55)	$59	$(126)	$104

Postretirement benefits—The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In thousands)
Interest cost	$59	$40	$118	$79
Amortization of prior service credit	(200)	(175)	(400)	(349)
Recognized actuarial gain	—	(25)	—	(50)

Total	$(141)	$(160)	$(282)	$(320)

Contributions—We currently expect our 2012 contributions to our defined benefit pension plans and other postretirement plans to be approximately $3.4 million.

Note 11—Income tax provision:

	Six months ended June 30,
	2011	2012
	(In millions)
Expected tax provision at U.S. federal statutory income tax rate of 35%	$14.9	$22.5
Non-U.S. tax rates	(.9)	(.4)
Incremental U.S. tax and rate differences on equity in earnings	(4.8)	(5.0)
U.S. state income taxes, net	.3	.3
Tax rate change	(1.4)	—
Other, net	(.2)	(.6)

Total	$7.9	$16.8

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

In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. Kronos objects to the re-assessments and believes the position is without merit. Accordingly, the re-assessments are being appealed. If the full amount of the proposed adjustment were ultimately to be assessed against Kronos, the cash tax liability would be approximately $15.2 million. Kronos believes that it has adequate accruals for this matter.

In the first six months of 2011, CompX recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of its Canadian subsidiary attributable to the $7.5 million litigation settlement gain discussed in Note 12.

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

•

we have never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a twenty-year period for which we were previously a party and for which we have been dismissed without any finding of liability.

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

New cases may continue to be filed against us. We cannot assure you that we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings. In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable. The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (PRP) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (CERCLA), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (EPA) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At June 30, 2012 or December 31, 2011, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first six months of 2012 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$41,637
Additions charged to expense, net	14,009
Payments, net	(1,967)

Balance at the end of the period	$53,679

Amounts recognized in the balance sheet at the end of the period:
Current liability	$9,160
Noncurrent liability	44,519

Total	$53,679

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant. At June 30, 2012, we had accrued approximately $54 million, related to approximately 50 sites, which are associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $83 million, including the amount currently accrued.

We believe that it is not possible to estimate the range of costs for certain sites. At June 30, 2012, there were approximately 5 sites for which we are not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

In May 2012, we reached an agreement with the New Jersey governmental authority and the real estate developer pursuant to which we received an aggregate of $15.6 million cash for the third and final closing contemplated by the October 2008 settlement agreement associated with certain real property NL formerly owned in New Jersey, as more fully described in Note 19 in our 2011 Annual Report. Upon receipt of these cash proceeds, our equitable lien on a portion of such property was released. For financial reporting purposes, we have accounted for the consideration received in each of the first, second and third closings contemplated by the October 2008 settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds of our former real property in New Jersey). Under this method, we recognized a pre-tax gain of $15 million in the second quarter of 2012, based on the excess of the $15.6 million cash proceeds received over our carrying value of the property from which our equitable lien was released. Similarly, the cash received in the third closing is reflected as an investing activity in our Condensed Consolidated Statement of Cash Flows.

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

Note 13—Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2011 and June 30, 2012:

	December 31, 2011		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash, cash equivalents and restricted cash	$16.5	$16.5	$12.7	$12.7
Notes payable to affiliates	26.3	26.3	21.0	21.0
CompX bank credit facility	2.0	2.0	1.9	1.9
Promissory note payable	9.0	9.0	5.1	5.1
Noncontrolling interest in CompX common stock	11.0	24.0	11.1	20.6
NL stockholders’ equity	415.0	631.2	367.8	606.9

The fair value of our noncurrent marketable securities, noncontrolling interest in CompX and NL stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by ASC Topic 820-10-35. The fair value of our promissory note payable and our variable interest rate debt represent Level 2 inputs and are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

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

At June 30, 2012, CompX held a series of contracts to exchange an aggregate of U.S. $8.8 million for an equivalent value of Canadian dollars at an exchange rate of $1.03 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at June 30, 2012. The estimated fair value of the contracts based on quoted market prices was an asset of approximately $62,000 at June 30, 2012. At December 31, 2011, CompX held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.03 to Cdn. $0.99 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts based on quoted market prices was a liability of approximately $19,000 at December 31, 2011.

As discussed in our 2011 Annual Report, potential additional cash consideration related to the Furniture Components ergonomics healthcare product line acquired in July 2011, in an amount ranging from nil to approximately $1.5 million, is payable in the first quarter of 2013. The payment is contingent upon the achievement of certain acquired product line sales targets during 2012. The estimated fair value of such accrued contingent consideration has been determined using a probability-weighted discounted cash flow methodology (Level 3 inputs), using a discount rate of approximately 4%. During the first six months of 2012, the amount of the accrued contingent consideration increased only for interest, which was not material.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business and results of operations overview

We are primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. We also own a non-controlling interest in Kronos Worldwide, Inc. Both CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO) file periodic reports with the Securities and Exchange Commission (SEC).

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. Through its Security Products division, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and general cabinetry applications. CompX’s Furniture Components division manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage, healthcare and a variety of other applications. CompX also manufactures stainless steel exhaust systems, gauges and electronic and mechanical throttle controls for the performance boat industry through its Marine Components division.

We account for our 30% non-controlling interest in Kronos by the equity method. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications including plastics, paints, paper and other industrial products.

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

•	Possible disruption of Kronos’ or CompX’s business, or increases in our cost of doing business resulting from terrorist activities or global conflicts;

•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China);

•	Customer and competitor strategies;

•	Potential consolidation of Kronos’ competitors;

•	Demand for office furniture;

•	Substitute products;

•	The impact of pricing and production decisions;

•	Competitive technology positions;

•	Potential difficulties in upgrading or implementing new manufacturing and accounting software systems;

•	The introduction of trade barriers;

•	The impact of current or future government regulations (including employee healthcare benefit related regulations);

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

•

Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products);

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

Results of Operations

Net income overview

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Our net income attributable to NL stockholders was $26.0 million, or $.53 per share, in the second quarter of 2012 compared to $16.9 million, or $.35 per share, in the second quarter of 2011. As more fully described below, our net income per share increased from 2011 to 2012 primarily due to the net effect of:

•	litigation settlement gain of $15.0 million recognized in 2012 related to the settlement of condemnation proceedings on real property we formerly owned,

•	lower equity in earnings of Kronos in 2012 due to Kronos’ lower income from operations in the second quarter of 2012, and

•	lower environmental remediation and related expense in 2012.

Our 2012 net income attributable to NL stockholders includes the following:

•	income of $.20 per share, net of income taxes, related to the litigation settlement gain, and

•

a charge of $.02 per share included in our equity in Kronos related to Kronos’ charge for the early extinguishment of its remaining 6.5% Senior Notes due 2013 consisting of a call premium, interest from the indenture discharge date to the redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Our net income attributable to NL stockholders was $47.0 million, or $.97 per share, in the first six months of 2012 compared to net income of $34.1 million, or $.70 per share, in the first six months of 2011. As more fully described below, our income per share increased from 2011 to 2012 primarily due to the net effect of:

•	higher equity in earnings of Kronos in 2012 due to Kronos’ higher income from operations in 2012,

•	litigation settlement gain of $15.0 million recognized in 2012 related to the settlement of condemnation proceedings on real property we formerly owned,

•	lower income from operations from component products in 2012 primarily due to a first quarter 2011 litigation gain of CompX as discussed below,

•	higher environmental remediation and related expense in 2012, and

•	higher insurance recoveries in 2012.

Our 2012 net income attributable to NL stockholders includes the following:

•	income of $.20 per share, net of income taxes, related to the litigation settlement gain,

•	income of $.02 per share, net of income taxes, related to insurance recoveries we recognized, and

•

a charge of $.02 per share included in our equity in Kronos related to Kronos’ charge for the early extinguishment of its remaining 6.5% Senior Notes due 2013 consisting of a call premium, interest from the indenture discharge date to the redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Our 2011 net income attributable to NL stockholders includes the following:

•	income of $.06 per share, net of noncontrolling interest and income taxes, related to a CompX litigation settlement, and

•

a charge of $.01 per share included in our equity in Kronos in 2011 consisting of a call premium and the write-off of unamortized deferred financing costs and original issue discount associated with Kronos’ March 2011 redemption of a portion of its Senior Notes.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2011	2012	Change	2011	2012	Change
	(In millions)			(In millions)

CompX	$3.1	$3.9	26%	$11.9	$6.8	(43)%
Insurance recoveries	.1	.3	200%	.5	1.4	180%
Litigation settlement gain	—	15.0	100%	—	15.0	100%
Corporate expense and other, net	(12.2)	(5.0)	(59)%	(15.7)	(21.1)	34%

Income (loss) from operations	$(9.0)	$14.2		$(3.3)	$2.1

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2011	2012	Change	2011	2012	Change
	(In millions)			(In millions)

Equity in earnings of Kronos	$27.1	$19.6	(28)%	$45.4	$61.2	35%
Interest and dividend income	.8	.8	—	1.4	1.6	14%
Interest expense	(.3)	(.2)	(33)%	(.8)	(.6)	(25)%

CompX International Inc.
	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2011	2012	Change	2011	2012	Change
	(In millions)			(In millions)

Net sales	$35.2	$37.6	7%	$70.0	$73.1	4%
Cost of sales	25.4	27.6	9%	51.5	53.6	4%

Gross margin	9.8	10.0		18.5	19.5
Operating costs and expenses	(5.9)	(6.1)	3%	(12.1)	(12.7)	5%
Patent litigation settlement gain	—	—		7.5	—	(100)%
Patent litigation expense	—	—		(.2)	—	(100)%
Facility consolidation expense	(.8)	—	(100)%	(1.8)	—	(100)%

Income from operations	$3.1	$3.9		$11.9	$6.8

Percentage of net sales:
Cost of sales	72%	73%		74%	73%
Gross margin	28%	27%		26%	27%
Income from operations	9%	10%		17%	9%

Net sales – Net sales increased 7% in the second quarter of 2012 and increased 4% in the first six months of 2012 as compared to the same periods in 2011. Net sales increased in 2012 primarily due to $1.1 million and $2.3 million in new ergonomic healthcare product line sales in the quarter and six month period, respectively, related to the Furniture Components business acquired in July 2011, as well as from general growth in customer demand (or higher sales volumes) within the Security Products and Marine Components business units. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of goods sold increased $2.2 million, or 9%, in the second quarter of 2012 as compared to the second quarter of 2012, and increased by $2.1 million, or 4%, in the year-to-date period. The increase in cost of goods sold was primarily due to the increase in sales over the comparative periods although certain other items noted below impacted cost of goods sold resulting in a decrease in our gross margin percentage of 1% for the quarter and an increase of less than 1% for the year-to-date period.

The gross margin comparison for the quarter was primarily impacted by higher medical self-insurance costs. The gross margin comparison for the first six months was impacted by the net effects of (i) lower fixed manufacturing costs (mostly in the first quarter), including lower depreciation expense, primarily as a result of the 2011 facility consolidation, (ii) a net positive impact relating to relative changes in currency exchange rates, (iii) higher raw material costs (primarily in the first quarter of 2012) and (iv) higher medical self-insurance costs.

Litigation – The litigation settlement gain in 2011 of approximately $7.5 million (attributable to CompX’s Furniture Components division) is discussed in Note 12 to our Condensed Consolidated Financial Statements.

Facility consolidation costs – In the second quarter and first six months of 2011, the Furniture Components business recorded approximately $1.0 million and $1.8 million, respectively, in relocation costs as a result of consolidating two of our precision slides facilities.

Income from operations – Income from operations increased to $3.9 million in the second quarter of 2012 compared to $3.1 million in the second quarter of 2011 primarily due to facility consolidation costs incurred in the second quarter of 2011.

Income from operations decreased to $6.8 million in the first six months of 2012 compared to $11.9 million in the same period of 2011. Income from operations in the six month comparative period decreased primarily due to the net effects of the litigation settlement gain recorded in the first quarter of 2011, facility consolidation costs incurred in 2011, and the 2012 impact of improved production efficiencies related to the facility consolidation.

Currency – Our Furniture Components business has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in non-U.S. currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-U.S. currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency. Our Furniture Component business’s net sales were negatively impacted while its income from operations was positively impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year:

Impact of changes in currency exchange rates Three months ended June 30, 2012 vs. June 30, 2011
	Transaction gains recognized			Translation loss - impact of rate changes	Total currency impact 2012 vs.
	2011	2012	Change		2011
	(In thousands)
Impact on:
Net sales	$—	$—	$—	$(110)	$(110)
Income from operations	89	56	(33)	331	298

Impact of changes in currency exchange rates Six months ended June 30, 2012 vs. June 30, 2011
	Transaction gains recognized			Translation loss - impact of rate changes	Total currency impact 2012 vs.
	2011	2012	Change		2011
	(In thousands)
Impact on:
Net sales	$—	$—	$—	$(158)	$(158)
Income from operations	43	(51)	(94)	432	338

The negative impact on sales relates to sales denominated in non-U.S. dollar currencies translated into lower U.S. dollar sales due to a weakening of the local currency in relation to the U.S. dollar. The positive impact on income from operations results from the U.S. dollar denominated sales of non-U.S. operations converted into higher local currency amounts due to the strengthening of the U.S. dollar. This positively impacted our gross margin as it results in more local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Results by Reporting Unit

CompX’s product offerings consist of a significantly large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of goods sold and gross profit. In addition, small variations in period-to-period net sales, cost of goods sold and gross profit can result from changes in the relative mix of our products sold. The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2011	2012		2011	2012
	(Dollars in thousands)
Net sales:
Security Products	$18,396	$19,248	5%	$36,185	$37,442	3%
Furniture Components	14,146	15,452	9%	29,041	30,555	5%
Marine Components	2,699	2,898	7%	4,792	5,132	7%

Total net sales	$35,241	$37,598	7%	$70,018	$73,129	4%

Gross margin:
Security Products	$5,971	$5,912	(1)%	$11,816	$11,601	(2)%
Furniture Components	3,340	3,517	5%	5,927	6,979	18%
Marine Components	524	596	14%	773	919	19%

Total gross margin	$9,835	$10,025	2%	$18,516	$19,499	5%

Income from operations:
Security Products	$3,788	$3,669	(3)%	$7,361	$7,141	(3)%
Furniture Components	765	1,771	132%	7,640	3,096	(59)%
Marine Components	(57)	102	279%	(412)	(148)	64%
Corporate operating expense	(1,358)	(1,613)	(19)%	(2,691)	(3,251)	(21)%

Total income from operations	$3,138	$3,929	25%	$11,898	$6,838	(43)%

Gross margin as a percentage of net sales:
Security Products	32%	31%		33%	31%
Furniture Components	24%	23%		20%	23%
Marine Components	19%	21%		16%	18%
Total gross margin	28%	27%		26%	27%

Income from operations margin:
Security Products	21%	19%		20%	19%
Furniture Components	5%	11%		26%	10%
Marine Components	(2)%	4%		(9)%	(3)%

Total income from operations margin	9%	10%		17%	9%

Security Products. Security Products net sales increased 5% in the second quarter and 3% in the first six months of 2012 compared to the same period last year. The increase in sales is primarily due to improved economic conditions in North America.

As a percentage of net sales, gross margin decreased approximately 1% in the second quarter and 2% in the first six months of 2012 as compared to the prior year. The decrease in gross margin percentage for the quarter was primarily the result of higher medical self-insurance claims in 2012 of $244,000. The decrease in gross margin percentage for the first six months of 2012 was primarily the result of higher raw material costs of $380,000 (primarily in the first quarter 2012) and higher medical self-insurance claims of $179,000 in 2012.

As a percentage of net sales, income from operations margin decreased in both periods of 2012 as compared to the same periods in the prior year primarily due to the items noted above that impacted gross margin.

Furniture Components. Furniture Components net sales increased 9% in the second quarter of 2012 compared to the same period last year, and increased 5% in the first six months of 2012 in relation to the same period in the prior year. Net sales were positively impacted by $1.1 million and $2.3 million in the second quarter and first six months of 2012, respectively, relating to the July 2011 acquisition of an ergonomics healthcare component products business. This increase in sales was partially offset by a decrease in overall demand for other Furniture Components products due to a decrease in customer office furniture related projects.

As a percentage of net sales, 2012 gross margin decreased approximately 1% in the second quarter and improved 3% in the six month period as compared to the prior year. The impact of the decrease in gross margin percentage for the second quarter of 2012 compared to the second quarter of 2011 was not significant. The improvement in gross margin percentage for the first six months of 2012 was primarily the result of a $430,000 reduction in fixed manufacturing costs, including lower depreciation expense, relating to higher fixed manufacturing costs in the first quarter of 2011 associated with the facility consolidation and a positive $350,000 net impact of relative changes in currency exchange rates. The impact of the acquired ergonomics component business on gross margin percentage for the second quarter and for the first six months of 2012 was not significant.

Furniture Components income from operations for the second quarter of 2011 includes $795,000 of facility consolidation costs. Excluding the 2011 facility consolidation costs, the income from operations margins for the second quarters of 2012 and 2011 are comparable at 11%. Furniture Components income from operations for the first six months of 2011 includes: (i) a patent litigation settlement gain of $7.5 million, (ii) patent litigation expenses of $227,000, and (iii) facility consolidation costs of approximately $1.8 million. Excluding the patent litigation settlement gain, patent litigation expenses and facility consolidation costs, income from operations increased 3% in the first six months of 2012 compared to the first six months of 2011 primarily due to the items noted above that impacted gross margin.

Marine Components. Marine Components net sales increased $199,000, or 7%, and increased $340,000, or 7%, in the second quarter and first six months of 2012 compared to the same periods in the prior year, respectively. As a percentage of net sales, gross margin and income from operations increased for the second quarter and first six months of 2012 compared to the respective 2011 periods primarily due to increased leverage of fixed costs as a result of the higher sales and lower intangible amortization expense due to intangibles that became fully amortized in 2011.

Outlook. Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced an increase in demand across most of our markets during the first six months of 2012, demand from several of our significant office furniture industry customers was weak but was more than offset by $2.3 million in sales during the first six months from the ergonomic healthcare components business acquired in July 2011. Due to the current economic situation, it is uncertain (i) whether sales to our office furniture industry customers will improve during the remainder of 2012, (ii) what the ongoing impact on sales of the acquired ergonomics components business will be or (iii) the extent that sales will grow across our other customers during the remainder of 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the 2011 consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

During the first six months of 2012, the value of the U.S. dollar did not change significantly in comparison to the Canadian dollar or the New Taiwan dollar, which are the primary currencies of our non-U.S. operations. However, the U.S. dollar could weaken during the remainder of 2012, which may have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates. See Note 13 to the Condensed Financial Statements for currency hedging contracts in place at June 30, 2012.

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

Litigation settlement gain – In May 2012, we reported a $15 million pre-tax gain related to the third and final closing associated with certain real property we formerly owned in New Jersey. See Note 12 to our Condensed Consolidated Financial Statements.

Corporate expense – Corporate expenses were $4.9 million in the second quarter of 2012, $7.3 million lower than in the second quarter of 2011 primarily due to lower environmental remediation and related costs, offset in part by higher litigation and related costs in 2012. Included in corporate expense in the second quarters of 2011 and 2012 are:

•	litigation and related costs of $2.1 million in 2012 compared to $1.2 million in 2011, and

•	environmental remediation and related costs of $1.2 million in 2012 compared to $9.7 million in 2011.

Corporate expenses were $21.1 million in the first six months of 2012, $5.4 million or 34% higher than in the first six months of 2011 due to higher environmental remediation and related expense partially offset by lower litigation and related costs in 2012. Included in corporate expense in the first six months of are:

•	litigation and related costs of $4.0 million in 2012 compared to $3.0 million in 2011, and

•	environmental remediation and related expense of $14.0 million in 2012 compared to $9.9 million in 2011.

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

Provision for income taxes – We recognized an income tax expense of $8.2 million in the second quarter of 2012 compared to $1.4 million in the second quarter of 2011, and $16.8 million in the first six months of 2012 as compared to $7.9 million in the first six months of 2011. This increase in income tax expense in both 2012 periods is primarily due to increased earnings.

Our income tax expense in the first six months of 2011 includes a $2.1 million provision recognized for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million litigation settlement gain discussed in Note 12 and a $1.4 million benefit related to newly enacted state legislation in the second quarter of 2011 that changed our state apportionment. See Note 11 to our Condensed Consolidated Financial Statements.

Noncontrolling interest in subsidiary – Noncontrolling interest in net income of subsidiary increased $.1 million in the second quarter of 2012 compared to the same period in 2011, and decreased $.3 million in the first six months of 2012 as compared to the first six months of 2011. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2011	2012	Change	2011	2012	Change
	(In millions)			(In millions)
Kronos:
Net sales	$537.5	$545.3	1%	$957.9	$1,106.6	16%
Cost of sales	340.5	382.0	12%	614.5	681.8	11%

Gross margin	$197.0	$163.3		$343.4	$424.8

Income from operations	$144.2	$110.6	(23)%	$246.6	$320.0	30%
Interest and dividend income	1.7	2.0	18%	3.4	4.3	26%
Loss on prepayment of debt	—	(7.2)	100%	(3.3)	(7.2)	118%
Interest expense	(8.5)	(6.7)	(21)%	(18.1)	(13.0)	(28)%

	137.4	98.7		228.6	304.1
Income tax expense	48.4	34.2	(29)%	79.3	102.7	30%

Net income	$89.0	$64.5		$149.3	$201.4

Percentage of net sales:
Cost of sales	63%	70%		64%	62%
Income from operations	27%	20%		26%	29%
Equity in earnings of Kronos Worldwide, Inc.	$27.1	$19.6		$45.4	$61.2

TiO2 operating statistics:
Sales volumes*	146	123	(16)%	271	253	(7)%
Production volumes*	142	118	(17)%	275	258	(6)%

Change in Ti02 net sales:
Ti02 product pricing			24%			28%
Ti02 sales volumes			(16)			(7)
Ti02 product mix			(2)			(1)
Changes in currency exchange rates			(5)			(4)

Total			1%			16%

*	Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Current industry conditions – Throughout 2011 and continuing into the first quarter of 2012, Kronos’ production facilities operated at full practical capacity rates. During the second quarter of 2012, Kronos operated its facilities at approximately 86% of practical capacity, primarily in order to align production and inventory levels with decresed demand. Kronos also increased TiO2 selling prices throughout 2011. As a result, average selling prices in the second quarter 2012 were 24% higher as compared to the second quarter of 2011, and average selling prices at the end of the second quarter of 2012 were comparable to selling prices at the end of 2011. Global customer demand for TiO2 products also remained strong throughout much of 2011. Although Kronos experienced a softening of demand in the fourth quarter of 2011 as a result of customer destocking, customer demand in the first quarter of 2012 rebounded from the softness experienced in the fourth quarter of 2011. Aggregate global demand for TiO2 softened again in the second quarter of 2012 in line with global economic conditions, although markets in North America and certain export markets continue to show relative strength. Kronos expects demand for TiO2 products will increase as economic conditions improve in the various regions of the world.

Net sales – Kronos’ net sales in the second quarter of 2012 increased 1%, or $7.8 million, compared to the second quarter of 2011 primarily due to the net effects of a 24% increase in average TiO2 selling prices (which increased net sales by approximately $129 million) and a 16% decrease in sales volume (which decreased net sales by approximately $86 million).

Kronos’ net sales in the six months ended June 30, 2012 increased 16%, or $148.7 million, compared to the six months ended June 30, 2011 primarily due to the net effects of a 28% increase in average TiO2 selling prices (which increased net sales by approximately $268 million) and a 7% decrease in sales volumes (which decreased net sales by approximately $67 million).

TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on the increases in its TiO2 selling prices Kronos implemented throughout 2011 and the current conditions in the TiO2 industry, Kronos currently expects its average selling prices for the remainder of 2012 to continue to be higher than the comparable periods in 2011.

Kronos’ sales volumes decreased 16% in the second quarter of 2012 as compared to the second quarter of 2011 due to lower customer demand, primarily in European and certain export markets. In addition, Kronos estimates the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $27 million, or 5%, as compared to the second quarter of 2011.

Kronos’ sales volumes decreased 7% in the first six months of 2012 as compared to the first six months of 2011 due to decreased customer demand, primarily in European and certain export markets. In addition, Kronos estimates the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $36 million, or 4%, as compared to the first six months of 2011.

Cost of sales – Kronos’ cost of sales increased $41.5 million or 12% in the second quarter of 2012 compared to 2011 due to the net impact of higher raw material costs of approximately $90 million (primarily feedstock ore and petroleum coke), a 16% decrease in sales volumes, a 17% decrease in TiO2 production volumes, an increase in maintenance costs of $2.9 million and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 70% in the second quarter of 2012 compared to 63% in the second quarter of 2011, primarily due to the net effect of higher raw material costs, lower production volumes and higher average selling prices.

Kronos’ cost of sales increased $67.3 million or 11% in the six months ended June 30, 2012 compared to this same period in 2011 due to the net impact of higher raw material costs of approximately $117 million (primarily feedstock ore and petroleum coke), a 7% decrease in sales volume, a 6% decrease in production volume, an increase in maintenance costs of $3.8 million and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales decreased to 62% in the first six months of 2012 compared to 64% in the same period in 2011 primarily due to the net effects of higher average selling prices, higher raw material costs and lower production volumes. Additionally, the first half of 2012 reflects the benefit of lower raw material costs (as compared to current costs) in the first quarter of 2012 as lower cost raw materials purchased at the end of 2011 were used in the production process. Kronos expects further increases in its manufacturing costs during the remainder of 2012, as discussed below.

Gross margin and income from operations – Kronos’ income from operations decreased by $33.6 million from $144.2 million in the second quarter of 2011 to $110.6 million in the second quarter of 2012. Income from operations as a percentage of net sales decreased to 20% in the second quarter of 2012 from 27% in the same period of 2011. This decrease was driven by the decline in gross margin, which decreased to 30% for the second quarter of 2012 compared to 37% for the second quarter of 2011.

Kronos’ income from operations increased by $73.4 million from $246.6 million in the first six months of 2011 to $320.0 million in the first six months of 2012. Income from operations as a percentage of net sales increased to 29% in the first six months of 2012 from 26% in the same period of 2011. This increase was driven by the improvement in gross margin, which increased to 38% for the first six months of 2012 compared to 36% for the same period in 2011.

As discussed and quantified above, Kronos’ gross margin has increased primarily due to the net effects of higher selling prices, higher manufacturing costs (primarily raw materials), lower sales volumes and lower production volumes. Additionally, changes in currency exchange rates have negatively affected Kronos’ gross margin and income from operations. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $1 million in the second quarter of 2012 as compared to the same period in 2011 and by approximately $3 million in the first six months of 2012 as compared to the same period in 2011.

Other non-operating income (expense) – In June 2012, Kronos entered into a new $400 million term loan. Kronos used a portion of the net proceeds of the term loan to redeem the remaining outstanding 6.5% Senior Secured Notes due April 2013 (€279.2 million principal amount outstanding). As a result, Kronos recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of debt, consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

In March 2011, Kronos redeemed €80 million of its 6.5% Senior Secured Notes and borrowed under its European revolving credit facility in order to fund the redemption. As a result, Kronos recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011 consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Kronos’ interest expense decreased $1.8 million from $8.5 million in the second quarter of 2011 to $6.7 million in the second quarter of 2012 and decreased $5.1 million from $18.1 million in the six months ended June 30, 2011 to $13.0 million in the six months ended June 30, 2012. The decrease in interest expense was primarily due to lower average debt levels of Kronos’ 6.5% Senior Notes resulting from the March 2011 redemption and open market purchases in the third and fourth quarters of 2011. As discussed above, the remaining Senior Notes were derecognized in June 2012.

Kronos expects interest expense for the remainder of 2012 to be comparable to the same periods in 2011 due to the net effect of higher average outstanding debt levels associated with borrowings under the new term loan and European revolver, and lower average interest rates on outstanding borrowings, as the term loan and European revolver bear interest at a lower average interest rate compared to the redeemed 6.5% Senior Notes.

Income tax provision – Kronos’ income tax provision was $34.2 million in the second quarter of 2012 compared to an income tax provision of $48.4 million in the same period last year. This decrease is primarily due to Kronos’ decreased earnings. Kronos’ income tax provision was $102.7 million in the first six months of 2012 compared to $79.3 million in the same period last year. This increase in provision for income taxes was primarily due to improved income from operations in the first six months of 2012 compared to the same period in 2011.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $799 million and $188 million for German corporate and trade tax purposes, respectively, at December 31, 2011). At June 30, 2012, Kronos concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) it currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or Kronos were to generate losses in its German operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point it would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates Three months ended June 30, 2012 vs. June 30, 2011
	Transaction gains recognized			Translation loss- impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(27)	$(27)
Income from operations	1	1	—	(1)	(1)

Impact of changes in currency exchange rates Six months ended June 30, 2012 vs. June 30, 2011
	Transaction gains recognized			Translation loss- impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(36)	$(36)
Income from operations	2	1	(1)	(2)	(3)

Outlook

During the first quarter of 2012 Kronos operated its production facilities at full practical capacity levels, consistent with operating rates throughout 2011. During the second quarter of 2012, Kronos operated its facilities at approximately 86% of practical capacity, primarily to align its production and inventory levels with decreased demand. In order to continue to manage production and inventory levels, Kronos currently expects to operate its facilities at 90% to 95% of its attainable practical production capacity of 550,000 metric tons for all of 2012. In addition, Kronos currently expects its sales volumes for all of 2012 to be lower as compared to 2011 and its 2012 sales volumes to exceed its 2012 production volumes.

Kronos implemented significant increases in TiO2 selling prices throughout 2011 and raised prices in certain markets in the first half of 2012. Kronos’ average TiO2 selling prices were 24% higher in the second quarter of 2012 as compared to the second quarter of 2011, and its average selling prices at the end of the second quarter of 2012 were comparable to prices at the end of 2011. Based on the increases in Kronos’ TiO2 selling prices it implemented throughout 2011 and the current conditions in the TiO2 industry, Kronos currently expects average selling prices for the remainder of 2012 to continue to be higher than the comparable periods in 2011. Kronos’ ability to implement additional selling price increases for the remainder of 2012 will depend principally upon product demand levels.

During the remainder of 2012, Kronos expects to see a continuation of the significantly higher feedstock ore costs that Kronos experienced in the second quarter, driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. Overall, Kronos currently expects its per metric ton cost of TiO2 it produces in 2012 will increase approximately 50% to 60% as compared to 2011, primarily due to higher feedstock ore costs. Kronos’ cost of sales per metric ton of TiO2 sold in calendar 2012 is consequently expected to be significantly higher as compared to calendar 2011. However, Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2012 is lower as compared to its expected cost of sales per metric ton of TiO2 sold in the remainder of 2012, as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2012 was produced with lower-cost feedstock ore.

Overall, Kronos expects that income from operations in the second half of 2012 will likely be lower as compared to the same period in 2011, as the favorable effects of higher selling prices will be more than offset by the unfavorable effect of lower sales volumes and higher production costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations. Net cash provided by operating activities was $4.5 million in the first six months of 2012 compared to net cash provided by operating activities of $22.0 million in the first six months of 2011.

The $17.5 million decrease in cash provided by operating activities includes the net effect of:

•	lower dividends received from Kronos in 2012 of $16.7 million primarily due to Kronos’ special dividend of $.50 per share in the first six months of 2011,

•	lower results from operations in 2012 attributable to CompX of $5.1 million, primarily due to the $7.5 million received from CompX’s litigation settlement in 2011,

•	higher cash received from insurance recoveries in 2012 of $1.5 million,

•	lower amounts paid for environmental remediation and related expense in 2012 of $1.1 million,

•	lower amount of net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2012 of $5.9 million,

•	higher cash paid for income taxes in 2012 of $2.2 million due to our higher earnings, and

•

lower cash paid for interest in 2012 of $1.2 million due to the interest payment on our note payable to affiliate in March 2011 which included deferred interest for all of 2010. See Note 8 to our Condensed Consolidated Financial Statements.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended June 30,
	2011	2012
	(In millions)

Net cash provided by operating activities:
CompX	$2.8	$1.6
NL Parent and wholly-owned subsidiaries	21.8	5.6
Eliminations	(2.6)	(2.7)

Total	$22.0	$4.5

Relative changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days’ sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter. Overall, our June 30, 2012 days sales outstanding compared to December 31, 2011 is in line with our expectations. The decrease in days in inventory was the result of an increase in sales volume in the first six months of 2012 without a significant change in inventory due to our operational focus on continuously improving our inventory management. For comparative purposes, we have provided December 31, 2010 and June 30, 2011 numbers below.

	December 31, 2010	June 30, 2011	December 31, 2011	June 30, 2012

Days sales outstanding	41 days	46 days	39 days	42 days
Days in inventory	70 days	74 days	71 days	63 days

Investing and financing activities

Net cash provided by investing activities totaled $13.1 million in the first six months of 2012.

During 2012:

•	we received $15.6 million from the final closing contained in a settlement agreement related to condemnation proceedings on certain real property we owned in New Jersey, and

•	we paid $2.2 million in capital expenditures, substantially all of which related to CompX.

Net cash used in financing activities totaled $21.9 million in the first six months of 2012.

During 2012:

•	we repaid a net $4.1 million on a promissory note with Valhi,

•	we prepaid an aggregate $3.9 million under a promissory note issued in conjunction with a litigation settlement, and

•	CompX repaid an aggregate of $1.3 million on the promissory note payable to TIMET, including a principal prepayment of $1.0 million.

During each of the first six months of 2012 and 2011 we paid $12.2 million, or $.25 per share, in dividends. Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

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

NL, CompX and Kronos are each in compliance with all of their respective debt covenants at June 30, 2012. Our ability and the ability of our affiliates to borrow funds under our credit facilities in the future will, in some instances, depend in part on compliance with specified financial ratios and satisfaction of certain financial covenants contained in the applicable credit agreements. We believe each of NL, CompX and Kronos will be able to comply with its respective financial covenants contained in their credit facilities through the maturity date of the respective facilities; however if future operating results differ materially from our current expectations, we, CompX or Kronos might not be able to maintain compliance.

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

At June 30, 2012, we had an aggregate of $12.7 million of restricted and unrestricted cash and cash equivalents. A detail by entity is presented in the table below. Of the $5.2 million aggregate cash and cash equivalents held by CompX, $4.7 million was held by its non-U.S. subsidiaries.

Amount
(In millions)

CompX	$5.2
NL Parent and wholly-owned subsidiaries	7.5

Total	$12.7

In addition, at June 30, 2012 we owned 14.4 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $195.9 million. See Note 4 to the Condensed Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at June 30, 2012 with an aggregate market value of $556.1 million. See Note 5 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2013). If actual developments differ from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis. At June 30, 2012 we had a borrowing availability of $40 million. The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion. In addition, CompX had an outstanding balance of $1.9 million on its revolving credit facility with a borrowing availability of $28.1 million and CompX could borrow all such available balance without violating any debt covenants. See Note 8 to the Condensed Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2012 approximated $1.2 million. CompX’s 2012 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain its facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. In May 2012, Valhi implemented a 3-for-1 stock split of its common stock and declared a regular quarterly dividend of $.05 per share post stock split. A detail of annual dividends we would expect to receive from our subsidiaries and affiliates in 2012, based on the number of shares of common stock we own for these subsidiaries and affiliates at June 30, 2012 and their current regular quarterly dividend rate, is presented in the table below. Following Valhi’s May 2012 3-for-1 stock split, Valhi increased its regular quarterly dividend from $.125 per share (pre-split) to $.05 per share (post-split). The amount shown in the table below for Valhi reflects the $.125 per share (pre-split) dividend we actually received from Valhi in the first quarter.

	Share held at June 30, 2012	Quarterly Dividend Rate	Annual Expected Dividend
	(in millions)		(in millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.125	5.4
Valhi	14.4	.05	2.8
TIMET	1.4	.075	.4

Total expected annual dividends			$29.7

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

Commitments and contingencies

We are subject to certain commitments and contingencies, as more fully described in Note 19 to our 2011 Annual Report, or in Note 12 to our Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 14 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2011 Annual Report, and we refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report. See also Note 13 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2012.

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

Changes in internal control over financial reporting – There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 12 to our Condensed Consolidated Financial Statements, to our 2011 Annual Report and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657). Trial has been rescheduled to March 2013.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In June 2012, the trial court judge granted plaintiffs the right to appeal his decertification order.

In July 2012, we were served in EPEC Polymers, Inc., v. NL Industries, Inc., (United States District Court for the District of New Jersey, Case 3:12-cv-03842-PGS-TJB). The Plaintiff, a landowner of property located across the Raritan River from our former Sayreville, New Jersey operation, claims that contaminants from NL’s former Sayreville operation came to be located on its land. The complaint seeks compensatory and punitive damages and alleges, among other things, trespass, private nuisance, negligence, strict liability, and claims under CERCLA and the New Jersey Spill Act. We intend to deny liability and will defend vigorously against all of the claims.

In July 2012, NL entered into an administrative settlement with the USEPA to resolve its purported liability for the remediation of a portion of a site associated with the former Jewett White Lead facility in Staten Island, New York.

In July 2012, NL entered into an administrative settlement with USEPA pursuant to which NL will perform remediation at its former Carter White Lead facility in Omaha, Nebraska, which is scheduled for completion by the end of 2012. The current property owners are responsible for long-term maintenance of the remedy.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2011 Annual Report. There have been no material changes to such risk factors during the Six months ended June 30, 2012.

Item 6.	Exhibits

10.1	Credit Agreement, dated June 13, 2012, by and among Kronos Worldwide, Inc. and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 of Kronos Worldwide, Inc.’s Current Report on Form 8-K dated June 13, 2012 filed on June 18, 2012.

10.2	Guaranty and Security Agreement, dated June 13, 2012, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.2 of Kronos Worldwide, Inc.’s Current Report on Form 8-K dated June 13, 2012 filed on June 18, 2012.

10.3	Intercreditor Agreement dated as of June 18, 2012, by and between Wells Fargo Capital Finance and Wells Fargo Bank, National Association, and acknowledged by Kronos Worldwide, Inc., Kronos Louisiana, Inc. and Kronos (US), Inc. - incorporated by reference to Exhibit 10.3 of Kronos Worldwide, Inc.’s Current Report on Form 8-K/A dated June 13, 2012 filed on June 19, 2012.

10.4	Satisfaction and Discharge of Indenture, Release, Assignment and Transfer, dated as of June 14, 2012, issued by The Bank of New York Mellon, formerly known as The Bank of New York, a New York banking corporation - incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.’s Current Report on Form 8-K dated June 13, 2012 filed on June 18, 2012.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: August 8, 2012	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date: August 8, 2012	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)