Form 10-Q
period 2012-09-30
NL INDUSTRIES INC
filed 2012-11-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of the registrant’s common stock outstanding on October 31, 2012: 48,668,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	September 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,652	$8,782
Restricted cash and cash equivalents	3,337	4,932
Accounts and other receivables, net	15,160	18,198
Inventories, net	19,578	19,253
Prepaid expenses and other	1,364	2,364
Deferred income taxes	7,213	7,213

Total current assets	58,304	60,742

Other assets:
Marketable securities	311,419	193,942
Investment in Kronos Worldwide, Inc.	281,257	339,393
Goodwill	47,553	47,824
Other assets, net	10,907	9,721

Total other assets	651,136	590,880

Property and equipment:
Land	11,639	11,745
Buildings	27,301	27,760
Equipment	129,685	125,687
Construction in progress	1,477	2,103

	170,102	167,295
Less accumulated depreciation	118,300	115,264

Net property and equipment	51,802	52,031

Total assets	$761,242	$703,653

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2011	September 30, 2012
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$11,700
Accounts payable	8,184	7,713
Accrued and other current liabilities	13,994	14,400
Accrued environmental remediation and related costs	7,301	6,580
Income taxes	1,327	305

Total current liabilities	40,806	40,698

Noncurrent liabilities:
Long-term debt	27,285	21,515
Accrued pension costs	16,743	13,785
Accrued postretirement benefit (OPEB) costs	4,373	4,116
Accrued environmental remediation and related costs	34,336	42,877
Deferred income taxes	192,492	170,909
Other	19,215	18,425

Total noncurrent liabilities	294,444	271,627

Equity:

NL Stockholders’ equity:

Common stock	6,082	6,083
Additional paid-in capital	300,067	300,227
Retained earnings	113,555	152,334
Accumulated other comprehensive loss	(4,724)	(78,670)

Total NL stockholders’ equity	414,980	379,974

Noncontrolling interest in subsidiary	11,012	11,354

Total equity	425,992	391,328

Total liabilities and equity	$761,242	$703,653

Commitments and contingencies (Notes 11 and 12)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(unaudited)
Net sales	$35,736	$37,110	$105,755	$110,239
Cost of sales	27,202	26,948	78,704	80,578

Gross margin	8,534	10,162	27,051	29,661
Selling, general and administrative expense	5,745	6,190	17,807	18,851
Other operating income (expense):
Insurance recoveries	16,142	1,197	16,600	2,604
Litigation settlement gain	—	—	—	14,964
Reversal of accrued contingent consideration	—	778	—	778
Patent litigation settlement gain	—	—	7,468	—
Patent litigation expense	—	—	(227)	—
Facility consolidation expense	(175)	—	(1,973)	—
Assets held for sale write-down	(1,135)	(405)	(1,135)	(405)
Corporate expense and other, net	(4,733)	(3,436)	(20,401)	(24,552)

Income from operations	12,888	2,106	9,576	4,199

Equity in earnings of Kronos Worldwide, Inc.	26,097	10,715	71,487	71,951
Other income (expense):
Interest and dividends	824	836	2,245	2,387
Interest expense	(464)	(244)	(1,288)	(816)

Income before taxes	39,345	13,413	82,020	77,721
Provision for income taxes	11,530	3,066	19,388	19,882

Net income	27,815	10,347	62,632	57,839

Noncontrolling interest in net income of subsidiary	141	340	872	810

Net income attributable to NL stockholders	$27,674	$10,007	$61,760	$57,029

Amounts attributable to NL stockholders:

Basic and diluted net income per share	$.57	$.21	$1.27	$1.17

Cash dividend per share	$.125	$.125	$.375	$.375

Weighted-average shares outstanding used in the calculation of net income per share	48,663	48,669	48,657	48,666

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(Unaudited)
Net income	$27,815	$10,347	$62,632	$57,839
Other comprehensive income (loss), net of tax:

Currency translation adjustment	(6,226)	8,405	(3,031)	4,015
Marketable securities adjustment	9,334	(482)	98,116	(79,099)
Pension plans	448	556	1,354	1,687
OPEB plan	(147)	(138)	(440)	(414)

Total other comprehensive income (loss)	3,409	8,341	95,999	(73,811)

Comprehensive income (loss)	31,224	18,688	158,631	(15,972)

Comprehensive income (loss) attributable to noncontrolling interest	130	(459)	(667)	(945)

Comprehensive income (loss) attributable to NL stockholders	$31,354	$18,229	$157,964	$(16,917)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2012

(In thousands)

	NL Stockholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest in subsidiary	Total equity
				(unaudited)
Balance at December 31, 2011	$6,082	$300,067	$113,555	$(4,724)	$11,012	$425,992
Net income	—	—	57,029	—	810	57,839
Other comprehensive income (loss), net	—	—	—	(73,946)	135	(73,811)
Issuance of NL common stock	1	74	—	—	—	75
Dividends	—	—	(18,250)	—	(613)	(18,863)
Other, net	—	86	—	—	10	96

Balance at September 30, 2012	$6,083	$300,227	$152,334	$(78,670)	$11,354	$391,328

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2011	2012
	(unaudited)
Cash flows from operating activities:
Net income	$62,632	$57,839
Depreciation and amortization	5,299	4,346
Deferred income taxes	14,976	18,332
Equity in Kronos Worldwide, Inc.	(71,487)	(71,951)
Distributions from Kronos Worldwide, Inc.	32,578	15,849
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(195)	149
Other postretirement benefits	(423)	(480)
Litigation settlement gain	—	(14,964)
Reversal of accrued contingent consideration	—	(778)
Assets held for sale write-down	1,135	405
Other, net	472	383
Change in assets and liabilities:
Accounts and other receivables, net	(18,118)	(2,825)
Inventories, net	(872)	338
Prepaid expenses and other	(835)	(442)
Accrued environmental remediation and related costs	1,660	7,820
Accounts payable and accrued liabilities	(5,191)	(1,404)
Income taxes	565	(1,432)
Accounts with affiliates	2,958	800
Other noncurrent assets and liabilities, net	(1,151)	(2,571)

Net cash provided by operating activities	24,003	9,414

Cash flows from investing activities:
Capital expenditures	(1,838)	(3,172)
Acquisition, net of cash acquired	(4,903)	—
Proceeds from real estate-related litigation settlement	—	15,603
Change in restricted cash equivalents	2,662	(1,736)
Proceeds from the sale of:
Marketable securities	237	—
Fixed assets	—	48
Purchase of marketable securities	(104)	—
Other, net	151	—

Net cash provided by (used in) investing activities	(3,795)	10,743

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine months ended September 30,
	2011	2012
	(unaudited)
Cash flows from financing activities:
Cash dividends paid	$(18,248)	$(18,250)
Distributions to noncontrolling interests in subsidiary	(611)	(613)
Proceeds from issuance of common stock:
NL common stock	342	—
CompX common stock	139	—
Indebtedness:
Borrowings	26,148	25,350
Repayments	(29,009)	(29,500)
Other, net	32	(60)

Net cash used in financing activities	(21,207)	(23,073)

Cash and cash equivalents—net change from:
Operating, investing and financing activities	(999)	(2,916)
Effect of exchange rate changes on cash	(245)	46
Cash and cash equivalents at beginning of period	15,461	11,652

Cash and cash equivalents at end of period	$14,217	$8,782

Supplemental disclosures:
Cash paid for:
Interest	$2,073	$684
Income taxes, net	763	2,181
Non-cash investing activity:
Accrual for capital expenditures	320	546

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Note 1—Organization and basis of presentation:

Organization—At September 30, 2012, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries held an aggregate of approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation—Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own 30% of Kronos Worldwide, Inc. CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the SEC on March 5, 2012 (the 2011 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended September 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2—Accounts and other receivables, net:

	December 31, 2011	September 30, 2012
	(In thousands)
Trade receivables—CompX	$14,647	$17,530
Accrued insurance recoveries	586	520
Affiliate receivable	214	—
Other receivables	106	71
Refundable income taxes	8	395
Allowance for doubtful accounts	(401)	(318)

Total	$15,160	$18,198

Accrued insurance recoveries are discussed in Note 12.

Note 3—Inventories, net:

	December 31, 2011	September 30, 2012
	(In thousands)
Raw materials	$6,757	$6,949
Work in process	7,437	7,477
Finished goods	5,384	4,827

Total	$19,578	$19,253

Note 4—Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(in thousands)
December 31, 2011:
Noncurrent assets
(available-for-sale):
Valhi common stock	1	$289,711	$24,347	$265,364
TIMET common stock	1	21,708	7,351	14,357

Total		$311,419	$31,698	$279,721

September 30, 2012:
Noncurrent assets
(available-for-sale):
Valhi common stock	1	$175,350	$24,347	$151,003
TIMET common stock	1	18,592	7,351	11,241

Total		$193,942	$31,698	$162,244

Our marketable securities include investments in the publicly-traded shares of related parties: Valhi and Titanium Metals Corporation (TIMET). Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of Valhi’s and TIMET’s outstanding common stock. We account for our investments in Valhi and TIMET common stocks as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income. All of our marketable securities at December 31, 2011 and September 30, 2012 were carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.

At December 31, 2011 and September 30, 2012, we held approximately 14.4 million shares of Valhi’s common stock and 1.4 million shares of TIMET common stock. At September 30, 2012, the quoted market price of Valhi’s and TIMET’s common stock was $12.20 and $12.83 per share, respectively. At December 31, 2011, such quoted market prices were $20.16 and $14.98 per share, respectively. In May 2012, Valhi implemented a 3-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to May 2012 to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split.

The Valhi and TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5—Investment in Kronos Worldwide, Inc.:

At December 31, 2011 and September 30, 2012, we owned approximately 35.2 million shares of Kronos common stock. At September 30, 2012, the quoted market price of Kronos’ common stock was $14.94 per share, or an aggregate market value of $526.2 million. At December 31, 2011, the quoted market price was $18.04 per share, or an aggregate market value of $635.3 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2012 is summarized below:

Amount
(In millions)
Balance at the beginning of the period	$281.3
Equity in earnings of Kronos	72.0
Dividends received from Kronos	(15.8)
Other, principally equity in other comprehensive income items of Kronos	1.9

Balance at the end of the period	$339.4

Selected financial information of Kronos is summarized below:

	December 31, 2011	September 30, 2012
	(In millions)
Current assets	$865.0	$1,054.6
Property and equipment, net	485.5	491.4
Investment in TiO2 joint venture	89.2	119.3
Other noncurrent assets	384.2	370.9

Total assets	$1,823.9	$2,036.2

Current liabilities	$328.0	$305.5
Long-term debt	362.9	416.1
Accrued pension and postretirement benefits	140.3	136.0
Other noncurrent liabilities	68.4	63.0
Stockholders’ equity	924.3	1,115.6

Total liabilities and stockholders’ equity	$1,823.9	$2,036.2

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In millions)		(In millions)
Net sales	$548.0	$472.9	$1,505.9	$1,579.5
Cost of sales	337.1	386.9	951.6	1,068.7
Income from operations	156.6	38.5	403.2	358.5
Net income	85.9	35.2	235.2	236.6

Note 6—Other noncurrent assets:

	December 31, 2011	September 30, 2012
	(In thousands)
Assets held for sale	$6,649	$6,244
Patents and other intangible assets, net	2,045	1,620
Restricted cash	1,551	1,694
Other	662	163

Total	$10,907	$9,721

Note 7—Accrued and other current liabilities:

	December 31, 2011	September 30, 2012
	(In thousands)
Employee benefits	$8,954	$8,640
Professional fees and legal settlements	2,704	2,469
Payable to affiliates:
Accrued interest payable to TIMET	—	53
Income taxes payable to Valhi	—	586
Other	20	19
Other	2,316	2,633

Total	$13,994	$14,400

Note 8—Long-term debt:

	December 31, 2011	September 30, 2012
	(In thousands)
NL:
Promissory note payable to Valhi	$4,100	$5,600
Promissory note issued in conjunction with litigation settlement	9,000	5,100

Subtotal	13,100	10,700

Subsidiary debt:
CompX credit facility	1,955	2,035
CompX promissory note payable to TIMET	22,230	20,480

Subtotal	24,185	22,515

Total debt	37,285	33,215
Less current maturities	10,000	11,700

Total long-term debt	$27,285	$21,515

NL—During the first nine months of 2012, we borrowed a net $1.5 million under our promissory note with Valhi. The interest rate on our outstanding borrowings from Valhi as of and for the nine months ended September 30, 2012 was 6.00%.

Following the May 2012 third and final closing associated with certain real property we formerly owned in New Jersey, we prepaid an aggregate $3.9 million under the promissory note issued in conjunction with a litigation settlement. The interest rate on the outstanding balance of this indebtedness was 3.25% as of and for the nine months ended September 30, 2012. See Note 12.

CompX—CompX repaid an aggregate of $1.8 million on the promissory note payable to TIMET during the first nine months of 2012, including a principal prepayment of $1.0 million. The average interest rate on the promissory note payable to TIMET as of and for the nine-month period ended September 30, 2012 was 1.5%. The average interest rate on the revolving bank credit facility as of and for the nine months ended September 30, 2012 was 3.3% and 3.6%, respectively.

Note 9—Other noncurrent liabilities:

	December 31, 2011	September 30, 2012
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	594	567
Other	1,789	1,026

Total	$19,215	$18,425

Note 10—Employee benefit plans:

Defined benefit plans—The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In thousands)
Interest cost	$690	$627	$2,081	$1,898
Expected return on plan assets	(977)	(914)	(2,930)	(2,743)
Recognized actuarial losses	218	332	654	994

Total	$(69)	$45	$(195)	$149

Postretirement benefits—The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In thousands)
Interest cost	$59	$39	$177	$118
Amortization of prior service credit	(200)	(175)	(600)	(524)
Recognized actuarial gain	—	(24)	—	(74)

Total	$(141)	$(160)	$(423)	$(480)

Contributions—We currently expect our 2012 contributions to our defined benefit pension plans and other postretirement plans to be approximately $3.1 million.

Note 11—Income tax provision:

	Nine months ended September 30,
	2011	2012
	(In millions)
Expected tax provision at U.S. federal statutory income tax rate of 35%	$28.7	$27.2
Non-U.S. tax rates	(.9)	(.7)
Incremental U.S. tax and rate differences on equity in earnings	(6.6)	(6.1)
U.S. state income taxes, net	.4	.4
Tax rate change	(1.4)	—
Other, net	(.8)	(.9)

Total	$19.4	$19.9

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

In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. Kronos objects to the re-assessments and believes the position is without merit. Accordingly, the re-assessments are being appealed. If the full amount of the proposed adjustment were ultimately to be assessed against Kronos, the cash tax liability would be approximately $15.9 million. Kronos believes that it has adequate accruals for this matter.

In the first nine months of 2011, CompX recognized a $2.1 million provision for deferred income taxes related to the undistributed earnings of its Canadian subsidiary attributable to the $7.5 million litigation settlement gain discussed in Note 12.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At September 30, 2012 or December 31, 2011, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2012 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$41,637
Additions charged to expense, net	14,098
Payments, net	(6,278)

Balance at the end of the period	$49,457

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$6,580
Noncurrent liability	42,877

Total	$49,457

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant. At September 30, 2012, we had accrued approximately $49 million, related to approximately 50 sites, which are associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $79 million, including the amount currently accrued.

We believe that it is not possible to estimate the range of costs for certain sites. At September 30, 2012, there were approximately 5 sites for which we are not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 1,125 of these types of cases pending, involving a total of approximately 1,995 plaintiffs. In addition, the claims of approximately 8,075 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2011 and September 30, 2012:

	December 31, 2011		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash, cash equivalents and restricted cash	$16.5	$16.5	$15.4	$15.4
Notes payable to affiliates	26.3	26.3	26.1	26.1
CompX bank credit facility	2.0	2.0	2.0	2.0
Promissory note payable	9.0	9.0	5.1	5.1
Noncontrolling interest in CompX common stock	11.0	24.0	11.4	24.8
NL stockholders’ equity	415.0	631.2	380.0	559.2

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

At September 30, 2012, CompX held a series of contracts to exchange an aggregate of U.S. $4.2 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.03 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was

Cdn. $0.98 per U.S. dollar at September 30, 2012. The estimated fair value of the contracts was an asset of approximately $182,000 at September 30, 2012. At December 31, 2011, CompX held a series of contracts to exchange an aggregate of U.S. $17.9 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $.99 to Cdn. $1.03 per U.S. dollar. These contracts qualified for hedge accounting and mature through December 2012. The exchange rate was Cdn. $1.02 per U.S. dollar at December 31, 2011. The estimated fair value of the contracts based on quoted market prices was a liability of approximately $19,000 at December 31, 2011.

As discussed in our 2011 Annual Report, potential additional cash consideration related to the Furniture Components ergonomics healthcare product line acquired in July 2011, in an amount ranging from nil to approximately $1.5 million, is payable in the first quarter of 2013. The payment is contingent upon the achievement of certain acquired product line sales targets during 2012. The estimated fair value of such accrued contingent consideration has been determined using a probability-weighted discounted cash flow methodology (Level 3 inputs as defined by ASC Topic 820-10-35), using a discount rate of approximately 4%. During the first nine months of 2012, the increase in accrued contingent consideration for the passage of time was not material. At September 30, 2012, we determined that it was remote that the sales target necessary for the minimum-level payout would be met and therefore the contingent consideration liability was reversed into income. As a result, our income from operations in the third quarter of 2012 includes approximately $.8 million related to such reversal.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represents management’s beliefs and assumptions based on currently available information. Statements found in this report including, but not limited to, the statements found in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC, which include, but are not limited to, the following:

•	Future supply and demand for our products;

•	The extent of the dependence of certain of our businesses on certain market sectors;

•	The cyclicality of our businesses (such as Kronos’ TiO2 operations);

•	Customer inventory levels;

•	Unexpected or earlier-than-expected industry capacity expansion within the TiO2 industry;

•	Changes in raw material and other operating costs (such as energy, ore and steel costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;

•	Changes in the availability of raw material (such as ore);

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

Results of Operations

Net income overview

Quarter ended September 30, 2012 compared to quarter ended September 30, 2011

Our net income attributable to NL stockholders was $10.0 million, or $.21 per share, in the third quarter of 2012 compared to $27.7 million, or $.57 per share, in the third quarter of 2011. As more fully described below, our net income per share decreased from 2011 to 2012 primarily due to the net effect of:

•	lower equity in earnings of Kronos in 2012 due to Kronos’ lower income from operations in the third quarter of 2012,

•	lower insurance recoveries in 2012 primarily related to an insurance recovery settlement in 2011 for certain past lead defense costs,

•	lower environmental remediation and related expense in 2012, and

•	higher income from operations from component products in 2012, as discussed below.

Our 2012 net income attributable to NL stockholders includes the following:

•	income of $.02 per share related to insurance recoveries we recognized and

•	income of $.01 per share related to CompX’s reversal of accrued contingent consideration.

Our 2011 net income attributable to NL stockholders includes the following:

•	income of $.21 per share related to insurance recoveries we recognized and

•	a write-down of assets held for sale of $.02 per share.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Our net income attributable to NL stockholders was $57.0 million, or $1.17 per share, in the first nine months of 2012 compared to net income of $61.8 million, or $1.27 per share, in the first nine months of 2011. As more fully described below, our income per share decreased from 2011 to 2012 primarily due to the net effect of:

•	litigation settlement gain of $15.0 million recognized in 2012 related to the settlement of condemnation proceedings on real property we formerly owned,

•	lower income from operations from component products in 2012 primarily due to a first quarter 2011 litigation gain of CompX as discussed below,

•	higher insurance recoveries in 2011 primarily related to an insurance recovery settlement in 2011 for certain past lead defense costs and

•	higher environmental remediation and related expense in 2012.

Our 2012 net income attributable to NL stockholders includes the following:

•	income of $.20 per share related to the litigation settlement gain,

•	income of $.03 per share related to insurance recoveries we recognized,

•	income of $.01 per share related to the reversal of the accrued contingent consideration and

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

•

a charge of $.01 per share included in our equity in Kronos in 2011 consisting of a call premium and the write-off of unamortized deferred financing costs and original issue discount associated with Kronos’ March 2011 redemption of a portion of its Senior Notes and

•	a write-down of assets held for sale of $.02 per share.

Income (loss) from operations

The following table shows the components of our income from operations.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2011	2012	Change	2011	2012	Change
	(In millions)			(In millions)
CompX	$1.5	$4.3	187%	$13.4	$11.2	(16)%
Insurance recoveries	16.1	1.2	(93)%	16.6	2.6	(84)%
Litigation settlement gain	—	—	—	—	15.0	n.m.
Corporate expense and other, net	(4.7)	(3.4)	(27)%	(20.4)	(24.6)	20%

Income from operations	$12.9	$2.1		$9.6	$4.2

n.m. – not meaningful

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income from operations.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2011	2012	Change	2011	2012	Change
	(In millions)			(In millions)
Equity in earnings of Kronos	$26.1	$10.7	(59)%	$71.5	$72.0	1%
Interest and dividend income	.8	.8	—	2.2	2.4	9%
Interest expense	(.5)	(.2)	(60)%	(1.3)	(.8)	(38)%

CompX International Inc.
	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2011	2012	Change	2011	2012	Change
	(In millions)			(In millions)

Net sales	$35.7	$37.1	4%	$105.8	$110.2	4%
Cost of sales	27.2	26.9	(1)%	78.8	80.5	2%

Gross margin	8.5	10.2		27.0	29.7
Operating costs and expenses	5.7	6.3	11%	17.8	18.9	6%
Reversal of accrued contingent consideration	—	.8	n.m.	—	.8	n.m.
Patent litigation settlement gain	—	—		7.5	—	n.m
Patent litigation expense	—	—		.2	—	n.m
Assets held for sale write-down	1.1	.4	(64)%	1.1	.4	(64)%
Facility consolidation expense	.2	—	n.m.	2.0	—	n.m.

Income from operations	$1.5	$4.3		$13.4	$11.2

Percentage of net sales:
Cost of sales	76%	73%		74%	73%
Gross margin	24%	27%		26%	27%
Income from operations	4%	12%		13%	10%

n.m. – not meaningful

Net sales – Net sales increased 4% in each of the third quarter and first nine months of 2012 as compared to the same periods in 2011. Net sales increased in 2012 principally due to $.4 million and $2.7 million in additional ergonomic healthcare product line sales during the quarter and the nine month period, respectively, related to the Furniture Components business acquired in July 2011, and from growth in customer demand within our Security Products and Marine Components reporting units resulting from somewhat improved economic conditions in North America. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales decreased $.3 million, or 1%, in the third quarter of 2012 as compared to the third quarter of 2011, and increased $1.9 million, or 2%, in the year-to-date period. Cost of sales decreased for the quarter and increased for the nine-month period and as a percentage of sales decreased for both periods resulting in an increase of gross profit and gross margin primarily due to the net effects of the following items:

•	the increase in sales;

•	the positive impact of a change in product mix within our Furniture Components segment;

•	improved production efficiencies relating to the facility consolidation including lower depreciation expense;

•	lower steel raw material costs;

•	a net positive impact relating to relative changes in currency exchange rates and

•	higher medical self-insurance costs.

See our reporting unit discussion below for quantification of the impact of these items on the quarter and nine month periods.

Litigation – The litigation settlement gain in 2011 of approximately $7.5 million (attributable to CompX’s Furniture Components division) is discussed in Note 12 to our Condensed Consolidated Financial Statements.

Facility consolidation costs – In the third quarter and first nine months of 2011, our Furniture Components reporting unit recorded approximately $.2 million and $2.0 million, respectively, in relocation costs as a result of consolidating two of our precision slides facilities.

Assets held for sale – Our operating expense includes a write-down on assets held for sale of approximately $.4 million in the third quarter and first nine months of 2012 compared to a $1.1 million write-down on assets held for sale in the same comparative periods for 2011.

Income from operations – Income from operations increased to $4.3 million for the third quarter of 2012 compared to $1.5 million for the third quarter of 2011. Income from operations for the third quarter of 2012 increased primarily due to (i) the factors impacting cost of sales and gross margin, (ii) the positive impact of the $.8 million reversal of the accrued contingent consideration and (iii) the $.4 million write-down on assets held for sale in the third quarter of 2012 as compared to a $1.1 million write-down on assets held for sale in the third quarter of 2011, all of which have been discussed above.

Income from operations decreased to $11.2 million for the nine month period of 2012 compared to $13.4 million for the nine month period of 2011. Income from operations for the nine month comparative period decreased primarily due to the net effects of (i) the litigation settlement gain recorded in the first quarter of 2011, (ii) the factors impacting cost of sales and gross margin (iii) facility consolidation costs incurred in 2011, (iv) the positive impact of the $.8 million reversal of the accrued contingent consideration, and (v) the $.4 million write-down on assets held for sale in the third quarter of 2012 as compared to a $1.1 million write-down on assets held for sale in the third quarter of 2011.

Currency – Our Furniture Components Reporting unit has substantial operations and assets that are all located outside the United States (in Canada and Taiwan). The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled. Our Furniture Component reporting unit’s net sales and operating income were impacted by currency exchange rates in the following amounts as compared to the impact of currency exchange rates during the corresponding periods in the prior year:

Impact of changes in currency exchange rates Three months ended September 30, 2012 vs. September 30, 2011
	Transaction gains/(losses) recognized			Translation gain/loss - impact of rate changes	Total currency impact 2012 vs.
	2011	2012	Change		2011
	(in thousands)
Impact on:
Net sales	$—	$—	$—	$(50)	$(50)
Income from operations	369	(101)	(470)	190	(280)

Impact of changes in currency exchange rates Nine months ended September 30, 2012 vs. September 30, 2011
	Transaction gains/(losses) recognized			Translation gain/loss - impact of rate changes	Total currency impact 2012 vs.
	2011	2012	Change		2011
	(in thousands)
Impact on:
Net sales	$—	$—	$—	$(208)	$(208)
Income from operations	412	(152)	(564)	622	58

The negative impact on sales for both periods relates to sales denominated in non-U.S. dollar currencies translated into lower U.S. dollar sales due to a weakening of the local currency in relation to the U.S. dollar. The negative impact on operating income for the quarter primarily results from currency transaction losses in 2012 compared to gains in 2011 related to the timing of settling non-local currency denominated receivables and payables and changes in currency exchange rates. The insignificant net positive impact of changes in currency exchange rates on operating income for the nine month period results from positive currency translation gains largely offset by the negative comparative impact of currency transaction losses. The net currency transaction losses in 2012 compared to gains in 2011 related to the timing of settling non-local currency denominated receivables and payables and changes in currency exchange rates, particularly impacted by a weakening of the U.S. dollar in the latter part of the third quarter of 2012. The net currency translation gains relate to an overall stronger U.S. dollar in nine month period of 2012 compared to 2011. This positively impacts operating income as it results in more local currency generated from U.S. dollar denominated sales of non-U.S. operations to cover the costs of non-U.S. operations which are primarily denominated in local currency.

Results by Reporting Unit

CompX’s product offerings consist of a significantly large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on our ability to quantify the impact of changes in individual product sales quantities and selling prices on our net sales, cost of sales and gross margin. In addition, small variations in period-to-period net sales, cost of sales and gross margin can result from changes in the relative mix of our products sold. The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2011	2012		2011	2012
	(Dollars in thousands)
Net sales:

Security Products	$18,077	$18,873	4%	$54,261	$56,315	4%
Furniture Components	15,588	15,828	2%	44,630	46,383	4%
Marine Components	2,071	2,409	16%	6,864	7,541	10%

Total net sales	$35,736	$37,110	4%	$105,755	$110,239	4%

Gross margin:
Security Products	$5,738	$6,012	5%	$17,554	$17,613	—
Furniture Components	2,552	3,851	51%	8,479	10,830	28%
Marine Components	244	299	23%	1,017	1,218	20%

Total gross margin	$8,534	$10,162	19%	$27,050	$29,661	10%

Income from operations:
Security Products	$3,550	$3,758	6%	$10,911	$10,899	—
Furniture Components	711	2,708	281%	8,351	5,804	(30)%
Marine Components	(252)	(181)	28%	(664)	(330)	50%
Corporate operating expense	(2,530)	(1,940)	23%	(5,221)	(5,190)	1%

Total income from operations	$1,479	$4,345	194%	$13,377	$11,183	(16)%

Gross margin as a percentage of net sales:
Security Products	32%	32%		32%	31%
Furniture Components	16%	24%		19%	23%
Marine Components	12%	12%		15%	16%

Total gross margin	24%	27%		26%	27%

Income from operations margin:
Security Products	20%	20%		20%	19%
Furniture Components	5%	17%		19%	13%
Marine Components	(12)%	(8)%		(10)%	(4)%

Total income from operations margin	4%	12%		13%	10%

Security Products. Security Products net sales increased 4% in the third quarter and in the first nine months of 2012 compared to the same periods last year. The increase in sales is primarily due to somewhat improved economic conditions in North America.

As a percentage of net sales, 2012 gross margin was flat for the third quarter and decreased 1% for the nine month period of 2012 as compared to the prior year. The decrease in gross margin percentage for the nine month period was primarily the result of higher medical self-insurance claims of approximately $.5 million in 2012.

As a percentage of net sales, operating income margin was flat for the third quarter and decreased 1% for the nine months of 2012 as compared to the same periods in the prior year primarily due to the item noted above that impacted gross margin.

Furniture Components. Furniture Components net sales increased 2% in the third quarter of 2012 compared to the same period last year, and increased 4% in the first nine months of 2012 in relation to the same period in the prior year. Net sales comparisons were positively impacted by incremental sales of $.4 million and $2.7 million in the third quarter and first nine months of 2012, respectively, relating to the July 2011 acquisition of an ergonomics healthcare component products business. This increase in sales was partially offset by a decrease in overall demand for other Furniture Components products due to a decrease in customer office furniture related projects.

As a percentage of net sales, 2012 gross margin improved approximately 8% for the third quarter and 4% for the nine month period as compared to the prior year. Approximately 5% and 1%, respectively, of the gross margin improvement for the quarter and nine month periods was primarily the result of improved product mix. Ergonomic products have a higher average gross margin percentage than precision slide products. Ergonomic products increased from 37% of Furniture Components third quarter 2011 sales to 43% of third quarter 2012 sales as a result of improved demand for ergonomic products, new releases of certain products and additional sales related to the acquired ergonomic healthcare component products business. Additionally, precision slide product sales declined $.9 million from the third quarter of 2011 to the third quarter of 2012 as a result of a decrease in customer office furniture related projects that utilize those components. As a result of the changes that impacted the third quarter comparisons, for the nine month periods the mix of precision slides and ergonomic products changed from 61% slides and 39% ergonomics in 2011 to 57% slides and 43% ergonomics in 2012.

The remaining 3% gross margin improvement in each of the third quarter and nine months periods was the result of improved production efficiencies and lower fixed manufacturing costs derived from the facility consolidation including lower depreciation expense and lower steel raw material costs.

Furniture Components operating income for the third quarter of 2012 includes $.8 million of other operating income related to the reversal of the accrued contingent consideration. Furniture Components operating income for the third quarter of 2011 includes $.2 million of facility consolidation costs. Excluding the 2012 other operating income related to the reversal of the accrued contingent consideration and the 2011 facility consolidation costs, the operating income margin for the third quarter of 2012 increased by 7% compared to the third quarter of 2011 primarily due to the items noted above that impacted gross margin, partially offset by currency transaction losses.

Furniture Components operating income for the first nine months of 2012 includes $.8 million of other operating income related to the reversal of the accrued contingent consideration. Furniture Components operating income for the first nine months of 2011 includes: (i) a patent litigation settlement gain of $7.5 million, (ii) patent litigation expenses of $.2 million and (iii) facility consolidation costs of approximately $2.0 million. Excluding the 2012 other operating income related to the reversal of the accrued contingent consideration and the 2011 patent litigation settlement gain, patent litigation expenses and facility consolidation costs, operating income percentage increased 4% in the first nine months of 2012 compared to the first nine months of 2011 primarily due to the items noted above that impacted gross margin, partially offset by currency transaction losses.

Marine Components. Marine Components net sales increased $.3 million or 16%, and increased $.7 million or 10%, for the third quarter and nine month periods in 2012 compared to the same periods in the prior year, respectively. As a percentage of net sales, gross margin for the third quarter of 2012 was flat compared to the third quarter of 2011 and improved 1% for the nine-month period as compared to the prior year. Operating income margin increased for the third quarter and nine-month periods of 2012 by 4% and 6%, respectively, compared to the same periods in 2011 primarily due to increased leverage of selling, general, and administrative costs as a result of the higher sales. The nine-month period was favorably impacted by lower intangible amortization expense due to intangibles that became fully amortized in 2011.

Outlook. Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced an increase in demand across most of our markets during the first nine months of 2012, demand from several of our significant office furniture industry customers was weak but was more than offset by an additional $2.7 million in sales during the first nine months from the ergonomic healthcare components business acquired in July 2011. Due to the current economic situation, it is uncertain (i) whether sales to our office furniture industry customers will improve during the remainder of 2012, (ii) what the ongoing impact on sales of the acquired ergonomics components business will be or (iii) the extent that sales will grow across our other customers during the remainder of 2012. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives, such as the 2011 consolidation of our Furniture Components facilities, to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

During the first nine months of 2012, the value of the U.S. dollar did not change significantly in comparison to the Canadian dollar or the New Taiwan dollar, which are the primary currencies of our non-U.S. operations. However, the U.S. dollar could weaken during the remainder of 2012, which may have a negative impact on our 2012 results in comparison to 2011. When practical, we will seek to mitigate the negative impact of changes in currency exchange rates on our results by entering into currency hedging contracts. However, such strategies cannot fully mitigate the negative impact of changes in currency exchange rates. See Note 13 to the Condensed Consolidated Financial Statements for currency hedging contracts in place at September 30, 2012.

General corporate and other items

Insurance recoveries – We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts we received from these insurance carriers. Substantially all of the insurance recoveries we recognized in the third quarter of 2011 relate to a settlement we reached with one of our former insurance carriers in September 2011 in which they agreed to reimburse us for a portion of our past lead pigment litigation defense costs.

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

Corporate expense – Corporate expenses were $3.4 million in the third quarter of 2012, $1.3 million or 27% lower than in the third quarter of 2011 primarily due to lower environmental remediation and related expense and litigation and related costs in 2012. Included in corporate expense in the third quarters of 2011 and 2012 are:

•	litigation and related costs of $1.6 million in 2012 compared to $2.4 million in 2011 and

•	environmental remediation and related costs of $.1 million in 2012 compared to $.7 million in 2011.

Corporate expenses were $24.6 million in the first nine months of 2012, $4.2 million or 20% higher than in the first nine months of 2011 due to higher environmental remediation and related expense in 2012. Included in corporate expense in the first nine months of 2011 and 2012 are:

•	litigation and related costs of $5.6 million in 2012 compared to $5.4 million in 2011 and

•	environmental remediation and related expense of $14.1 million in 2012 compared to $10.5 million in 2011.

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

Overall, we expect our general corporate expenses for all of calendar 2012 will be higher than 2011 due to higher environmental remediation and related costs. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2012, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Provision for income taxes – We recognized an income tax expense of $3.1 million in the third quarter of 2012 compared to $11.5 million in the third quarter of 2011. We recognized an income tax expense of $19.9 million in the first nine months of 2012 as compared to $19.4 million in the first nine months of 2011.

Our income tax expense in the first nine months of 2011 includes a first quarter $2.1 million provision recognized for deferred income taxes related to the undistributed earnings of our Canadian subsidiary attributable to the $7.5 million litigation settlement gain discussed in Note 11, and a second quarter $1.4 million benefit related to newly enacted state legislation that changed our state apportionment.

See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2012 income tax items and a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling interest in subsidiary – Noncontrolling interest in net income of subsidiary increased $.2 million in the third quarter of 2012 compared to the same period in 2011, and decreased $.1 million in the first nine months of 2012 as compared to the first nine months of 2011. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2011	2012	Change	2011	2012	Change
	(In millions)			(In millions)
Kronos:
Net sales	$548.0	$472.9	(14)%	$1,505.9	$1,579.5	5%
Cost of sales	337.1	386.9	15%	951.6	1,068.7	12%

Gross margin	$210.9	$86.0		$554.3	$510.8

Income from operations	$156.6	$38.5	(75)%	$403.2	$358.5	(11)%
Interest and dividend income	1.1	2.3	109%	4.5	6.6	47%
Gain (loss) on prepayment of debt	.1	—	(100)%	(3.2)	(7.2)	125%
Interest expense	(8.1)	(7.0)	(18)%	(26.2)	(20.0)	(24)%

	149.7	33.8		378.3	337.9
Income tax expense (benefit)	63.8	(1.4)	(102)%	143.1	101.3	(29)%

Net income	$85.9	$35.2		$235.2	$236.6

Percentage of net sales:
Cost of sales	62%	82%		63%	68%
Income from operations	28%	8%		27%	23%
Equity in earnings of Kronos Worldwide, Inc.	$26.1	$10.7		$71.5	$72.0

TiO2 operating statistics:
Sales volumes*	136	116	(15)%	406	368	(9)%
Production volumes*	134	98	(27)%	409	356	(13)%

Change in TiO2 net sales:
TiO2 product pricing			5%			20%
TiO2 sales volumes			(15)			(9)
TiO2 product mix			2			(1)
Changes in currency exchange rates			(6)			(5)

Total			(14)%			5%

*	Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Current industry conditions – The TiO2 industry has experienced decreased sales and production volumes as the majority of TiO2 producers and consumers have been undertaking inventory correction initiatives in response to continued global economic weakness and uncertainty. While Kronos operated its production facilities at full practical capacity rates throughout 2011 and the first quarter of 2012, Kronos operated its facilities at reduced rates during the second and third quarters of 2012 (approximately 86% of practical capacity in the second quarter, and approximately 71% in the third quarter) in order to align production levels and inventories to current and anticipated near-term customer demand levels.

Kronos also increased its TiO2 average selling prices throughout 2011, and as a result its average selling prices in the third quarter 2012 were 5% higher as compared to the third quarter of 2011. Kronos’ average selling prices at the end of the second quarter of 2012 were comparable to the end of 2011, but its average selling prices at the end of the third quarter of 2012 were 7% lower than at the end of the second quarter of 2012.

Net sales – Kronos’ net sales in the third quarter of 2012 decreased 14%, or $75.1 million, compared to the third quarter of 2011 primarily due to the net effects of a 15% decrease in sales volumes (which decreased net sales by approximately $82 million) and a 5% increase in average TiO2 selling prices (which increased net sales by approximately $27 million). Kronos’ net sales in the nine months ended September 30, 2012 increased 5%, or $73.6 million, compared to the nine months ended September 30, 2011 primarily due to the net effects of a 20% increase in average TiO2 selling prices (which increased net sales by approximately $300 million) and a 9% decrease in sales volumes (which decreased net sales by approximately $136 million).

TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on the current conditions in the TiO2 industry, Kronos currently expects its average selling prices in the fourth quarter of 2012 to be lower than the fourth quarter of 2011.

Kronos’ sales volumes decreased 15% in the third quarter of 2012 as compared to the third quarter of 2011 and 9% in the first nine months of 2012 as compared to the first nine months of 2011 due to lower customer demand, primarily in European markets. In addition, Kronos estimates the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $34 million, or 6%, as compared to the third quarter of 2011 and decreased net sales by approximately $70 million, or 5%, as compared to the first nine months of 2011.

Cost of sales – Kronos’ cost of sales increased $49.8 million or 15% in the third quarter of 2012 compared to 2011 due to the net impact of higher raw material costs of approximately $85 million (primarily feedstock ore and petroleum coke), a 15% decrease in sales volumes, a 27% decrease in TiO2 production volumes and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 82% in the third quarter of 2012 compared to 62% in the third quarter of 2011, primarily due to the net effect of higher raw material costs, the unfavorable effects of unabsorbed fixed production costs resulting from reduced production volumes and higher average selling prices. The reduction in Kronos’ TiO2 production volumes during the third quarter of 2012, as discussed above, resulted in approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales. Kronos expects further increases in its manufacturing costs during the remainder of 2012, as discussed below.

Kronos’ cost of sales increased $117.1 million or 12% in the nine months ended September 30, 2012 compared to the same period in 2011 due to the net impact of higher raw material costs of approximately $201 million (primarily feedstock ore and petroleum coke), a 9% decrease in sales volumes, a 13% decrease in production volumes and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 68% in the first nine months of 2012 compared to 63% in the same period in 2011 primarily due to the net effects of higher raw material costs, the unfavorable effects of unabsorbed fixed production costs resulting from reduced production volumes and higher average selling prices. Additionally, the first nine months of 2012 reflects the benefit of lower raw material costs (as compared to current costs) in the first quarter of 2012 as lower cost raw materials purchased at the end of 2011 were used in the 2012 production process.

Gross margin and income from operations – Kronos’ income from operations decreased by $118.1 million from $156.6 million in the third quarter of 2011 to $38.5 million in the third quarter of 2012. Income from operations as a percentage of net sales decreased to 8% in the third quarter of 2012 from 28% in the same period of 2011. This decrease was driven by the decline in gross margin, which decreased to 18% for the third quarter of 2012 compared to 38% for the third quarter of 2011. As discussed and quantified above, Kronos’ gross margin has decreased primarily due to the net effects of higher manufacturing costs (primarily raw materials), lower sales volumes, unabsorbed fixed costs related to lower production volumes and higher selling prices. Additionally, changes in currency exchange rates have positively affected gross margin and income from operations. Kronos estimates that changes in currency exchange rates increased income from operations by approximately $2 million in the third quarter of 2012 as compared to the same period in 2011.

Kronos’ income from operations decreased by $44.7 million from $403.2 million in the first nine months of 2011 to $358.5 million in the first nine months of 2012. Income from operations as a percentage of net sales decreased to 23% in the first nine months of 2012 from 27% in the same period for 2011. This decrease was driven by the decline in gross margin, which decreased to 32% for the first nine months of 2012 compared to 37% for the same period in 2011. As discussed and quantified above, gross margin has decreased primarily due to the net effects of higher manufacturing costs (primarily raw materials), higher selling prices, lower sales volumes and unabsorbed fixed costs related to lower production volumes. Additionally, changes in currency exchange rates have negatively affected gross margin and income from operations. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $1 million in the first nine months of 2012 as compared to the same period in 2011.

Other non-operating income (expense) – Kronos’ interest expense decreased $1.1 million from $8.1 million in the third quarter of 2011 to $7.0 million in the third quarter of 2012 due to lower average interest rates on outstanding borrowings.

Kronos expects interest expense for the fourth quarter of 2012 to be comparable to the same period of 2011 due to the net effect of higher average outstanding debt levels associated with borrowings under the new term loan and European revolver and lower average interest rates on outstanding borrowings, as the term loan and European revolver bear interest at a lower average interest rate compared to the redeemed 6.5% Senior Secured Notes.

In March 2011, Kronos redeemed €80 million of its 6.5% Senior Secured Notes and borrowed under its European revolving credit facility in order to fund the redemption. During the third quarter of 2011, Kronos repurchased in open market transactions an aggregate €30.4 million principal amount of its Senior Notes. As a result of these redemptions and open market purchases, Kronos recognized a net $3.2 million pre-tax interest charge consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and repurchased Senior Notes.

As discussed above, Kronos recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of its remaining Senior Secured Notes.

Interest expense decreased $6.2 million from $26.2 million in the nine months ended September 30, 2011 to $20.0 million in the nine months ended September 30, 2012 primarily due to the effects of lower 2012 average debt levels of Kronos’ Senior Secured Notes resulting from the March 2011 redemption and open market purchases in the third and fourth quarters of 2011.

Income tax provision – Kronos had an income tax benefit of $1.4 million in the third quarter of 2012 compared to an income tax provision of $63.8 million in the same period last year. This decrease in expense is primarily due to its lower income from operations in 2012. Kronos’ income tax provision was $101.3 million in the first nine months of 2012 compared to an income tax provision of $143.1 million in the same period last year. This decrease in provision for income taxes was primarily due to lower income from operations in the first nine months of 2012 compared to the same period in 2011.

In addition, Kronos’ provision for income taxes in the third quarter of 2011 includes $13.2 million for U.S. incremental income taxes on current earnings repatriated from its Germany subsidiary, which earnings were used to fund a portion of the repurchases of its Senior Secured Notes. Kronos’ income tax benefit in the third quarter of 2012 includes an incremental tax benefit of $11.1 million, as Kronos determined during the third quarter that due to global changes in its business Kronos would not remit certain dividends from non-U.S. jurisdictions. As a result, certain current year tax attributes are available for carryback to offset prior year tax expense.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $799 million and $188 million for German corporate and trade tax purposes, respectively, at December 31, 2011). At September 30, 2012, Kronos concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) it currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or Kronos were to generate losses in its German operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point it would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates Three months ended September 30, 2012 vs. September 30, 2011
	Transaction losses recognized			Translation gain/loss - impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$(34)	$(34)
Income from operations	(2)	(1)	1	1	2

Impact of changes in currency exchange rates Nine months ended September 30, 2012 vs. September 30, 2011
	Transaction gains/(losses) recognized			Translation loss - impact of rate changes	Total currency impact 2012 vs. 2011
	2011	2012	Change
	(in millions)
Impact on:
Net sales	$—	$—	$—	$(70)	$(70)
Income from operations	—	—	—	(1)	(1)

Outlook

During the first quarter of 2012, Kronos operated its production facilities at full practical capacity levels, consistent with its operating rates throughout 2011. Kronos operated its facilities at reduced rates during the second and third quarters of 2012 (approximately 86% of practical capacity in the second quarter, and approximately 71% in the third quarter) in order to align its production levels and inventories to current and anticipated near-term customer demand levels. Kronos currently expects to operate its facilities at 80% to 85% of its attainable practical production capacity of 550,000 metric tons for all of 2012. In addition, Kronos currently expects its sales volumes for all of 2012 to be lower as compared to 2011, and its 2012 sales volumes to exceed its 2012 production volumes.

Kronos implemented significant increases in TiO2 selling prices throughout 2011 and raised prices in certain markets in the first half of 2012, and as a result, its average selling prices in the third quarter 2012 were 5% higher as compared to the third quarter of 2011. Kronos’ average selling prices at the end of the second quarter of 2012 were comparable to the end of 2011, but its average selling prices at the end of the third quarter of 2012 were 7% lower than at the end of the second quarter of 2012. Based on the current conditions in the TiO2 industry, Kronos currently expects its average selling prices for the fourth quarter of 2012 to be lower than the fourth quarter of 2011.

During the remainder of 2012, Kronos expect to see a continuation of the significantly higher feedstock ore costs that Kronos experienced in the second and third quarters of 2012, driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. Overall, Kronos currently expects its per metric ton cost of TiO2 it produces in 2012 will increase approximately 45% to 55% as compared to 2011, primarily due to higher feedstock ore costs and to the unabsorbed fixed production costs resulting from reduced production volumes. Kronos’ cost of sales per metric ton of TiO2 sold in calendar 2012 is consequently expected to be significantly higher as compared to calendar 2011. However, Kronos’ cost of sales per metric ton of TiO2 sold in the first nine months of 2012 is lower as compared to its expected cost of sales per metric ton of TiO2 to be sold in the fourth quarter of 2012, as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2012 was produced with lower-cost feedstock ore.

Overall, Kronos expects that income from operations in the fourth quarter of 2012 will be significantly lower as compared to the fourth quarter of 2011, due to the unfavorable effects of lower sales volumes and higher production costs. Kronos expects demand for TiO2 products will increase as economic conditions improve in the various regions of the world.

Kronos’ expectations as to the future of its future operating results are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances. If actual developments differ from Kronos’ expectations, its results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations. Net cash provided by operating activities was $9.4 million in the first nine months of 2012 compared to net cash provided by operating activities of $24.0 million in the first nine months of 2011.

The $14.6 million decrease in cash provided by operating activities includes the net effect of:

•	lower dividends received from Kronos in 2012 of $16.7 million primarily due to Kronos’ special dividend of $.50 per share in the first nine months of 2011,

•

lower results from operations in 2012 attributable to CompX of $3.7 million (excluding the impact of the non-cash asset held for sale writedowns and reversal of accrued contingent consideration), primarily due to the $7.5 million received from CompX’s litigation settlement in 2011,

•	higher cash received from insurance recoveries in 2012 of $2.3 million,

•	lower amounts paid for environmental remediation and related expense in 2012 of $2.6 million,

•	lower amount of net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2012 of $4.3 million,

•	higher cash paid for income taxes in 2012 of $1.4 million and

•

lower cash paid for interest in 2012 of $1.4 million due to the interest payment on CompX’s note payable to affiliate in March 2011 which included deferred interest for all of 2010. See Note 8 to our Condensed Consolidated Financial Statements.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended September 30,
	2011	2012
	(In millions)

Net cash provided by operating activities:
CompX	$8.3	$6.4
NL Parent and wholly-owned subsidiaries	19.7	7.0
Eliminations	(4.0)	(4.0)

Total	$24.0	$9.4

Relative changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to September as the result of a seasonal increase in sales during the third quarter as compared to the fourth quarter. Overall, our September 30, 2012 days sales outstanding compared to December 31, 2011 is in line with our expectations. The decrease in days in inventory was the result of an increase in sales volume in the first nine months of 2012 without a significant change in inventory value due to our operational focus on continuously improving our inventory management. The variability in days in inventory among our reporting units primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce end products. For comparative purposes, we have provided December 31, 2010 and September 30, 2011 numbers below.

	December 31, 2010	September 30, 2011	December 31, 2011	September 30, 2012

Days sales outstanding	41 days	42 days	39 days	42 days
Days in inventory	70 days	67 days	71 days	65 days

Investing and financing activities

Net cash provided by investing activities totaled $10.7 million in the first nine months of 2012.

During 2012:

•	we received $15.6 million from the final closing contained in a settlement agreement related to condemnation proceedings on certain real property we owned in New Jersey and

•	we paid $3.2 million in capital expenditures, substantially all of which is related to CompX.

Net cash used in financing activities totaled $23.1 million in the first nine months of 2012.

During 2012:

•	we borrowed a net $1.5 million on a promissory note with Valhi,

•	we prepaid an aggregate $3.9 million under a promissory note issued in conjunction with a litigation settlement and

•	CompX repaid an aggregate of $1.8 million on the promissory note payable to TIMET, including a principal prepayment of $1.0 million.

During each of the first nine months of 2012 and 2011 we paid $18.2 million, or $.375 per share, in dividends. Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

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

NL, CompX and Kronos are each in compliance with all of their respective debt covenants at September 30, 2012. Our ability and the ability of our affiliates to borrow funds under our credit facilities in the future will, in some instances, depend in part on compliance with specified financial ratios and satisfaction of certain financial covenants contained in the applicable credit agreements. We believe each of NL, CompX and Kronos will be able to comply with its respective financial covenants contained in their credit facilities through the maturity date of the respective facilities; however if future operating results differ materially from our current expectations, we, CompX or Kronos might not be able to maintain compliance.

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

At September 30, 2012, we had an aggregate cash, cash equivalents and restricted cash of $15.4 million. A detail by entity is presented in the table below. Of the $7.0 million aggregate cash and cash equivalents held by CompX, $6.0 million was held by its non-U.S. subsidiaries.

Amount
(In millions)
CompX	$7.0
NL Parent and wholly-owned subsidiaries	8.4

Total	$15.4

In addition, at September 30, 2012 we owned 14.4 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $193.9 million. See Note 4 to the Condensed Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at September 30, 2012 with an aggregate market value of $526.2 million. See Note 5 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2013). If actual developments differ from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis. At September 30, 2012 we had a borrowing availability of $34.4 million. The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion. In addition, CompX had an outstanding balance of $2.0 million on its revolving credit facility that matures in January 2015, and $20 million outstanding under its note payable to affiliate. CompX has borrowing availability of $28.0 million on its credit facility and could borrow all such available balance without violating any debt covenants. See Note 8 to the Condensed Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at September 30, 2012 approximated $1.4 million. CompX’s 2012 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain or improve its facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. In May 2012, Valhi implemented a 3-for-1 stock split of its common stock and declared a regular quarterly dividend of $.05 per share post stock split. A detail of annual dividends we would expect to receive from our subsidiaries and affiliates in 2012, based on the number of shares of common stock we own for these subsidiaries and affiliates at September 30, 2012 and their current regular quarterly dividend rate, is presented in the table below. Following Valhi’s May 2012 3-for-1 stock split, Valhi increased its regular quarterly dividend from $.125 per share (pre-split) to $.05 per share (post-split). The amount shown in the table below for Valhi reflects the $.125 per share (pre-split) dividend we actually received from Valhi in the first quarter.

	Share held at September 30, 2012	Quarterly Dividend Rate	Annual Expected Dividend
	(In millions)		(In millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.125	5.4
Valhi	14.4	.05	2.8
TIMET	1.4	.075	.4

Total expected annual dividends			$29.7

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

Recent accounting pronouncements

See Note 14 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2012.

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

Evaluation of disclosure controls and procedures – We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2012.

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

Changes in internal control over financial reporting – There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 12 to our Condensed Consolidated Financial Statements, to our 2011 Annual Report and to our Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). In the third quarter of 2012, NL filed motions to dismiss or stay the case.

ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). In the second quarter of 2012, NL filed motions to dismiss or stay the case.

ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). In the third quarter of 2012, NL filed motions to dismiss or stay the case. In August 2012, oral argument on those motions occurred.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2011 Annual Report. There have been no material changes to such risk factors during the nine months ended September 30, 2012.

Item 6.	Exhibits

10.1	Sixth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 27, 2012 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Titania AS, Kronos Norge AS, and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 of Kronos Worldwide, Inc.’s Current Report on Form 8-K filed on October 3, 2012.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: November 6, 2012	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date: November 6, 2012	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)