Form 10-K
period 2012-12-31
NL INDUSTRIES INC
filed 2013-03-12
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2012

Commission file number 1-640

NL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 233-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act.

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

The aggregate market value of the 6.6 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2012 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $82.1 million.

As of February 28, 2013, 48,668,884 shares of the Registrant’s common stock were outstanding.

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

Business Summary

We are primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE Amex: CIX). We operate in the chemicals industry through our non-controlling interest in Kronos Worldwide, Inc. CompX and Kronos (NYSE: KRO), each file periodic reports with the Securities and Exchange Commission (SEC).

Organization

At December 31, 2012, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries held approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products

•	The extent of the dependence of certain of our businesses on certain market sectors

•	The cyclicality of our businesses (such as Kronos’ TiO2 operations)

•	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry)

•

Changes in raw material and other operating costs (such as energy, ore, zinc and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs

•	Changes in the availability of raw material (such as ore)

•

General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products)

•	Competitive pricing, products and substitute products

•	Customer and competitor strategies

•	Uncertainties associated with the development of new product features

•	Potential consolidation of Kronos’ competitors

•	The impact of pricing and production decisions

•	Competitive technology positions

•	Potential difficulties in integrating future acquisitions

•	Potential difficulties in upgrading or implementing new manufacturing and accounting software systems

•	The introduction of trade barriers

•	Possible disruption of Kronos’ or CompX’s business, or increases in our cost of doing business resulting from terrorist activities or global conflicts

•	The impact of current or future government regulations (including employee healthcare benefit related regulations

•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar), or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks)

•	Decisions to sell operating assets other than in the ordinary course of business

•	CompX’s and Kronos’ ability to renew or refinance debt

•	Our ability to maintain sufficient liquidity

•	The timing and amounts of insurance recoveries

•	The extent to which our subsidiaries or affiliates were to become unable to pay us dividends

•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters

•	Uncertainties associated with the development of new product features

•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria

•

Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation at sites related to our former operations)

•

Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products)

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

Component Products CompX International Inc. — 87% owned at December 31, 2012	CompX manufactures engineered components that are sold to a variety of industries including recreational transportation (including boats), postal, office and institutional furniture, tool storage, healthcare, gas stations and vending equipment. CompX has production facilities in the United States.

Chemicals Kronos Worldwide, Inc. — 30% owned at December 31, 2012	Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, food, cosmetics and other industrial and consumer “quality-of-life” products. Kronos has production facilities in Europe and North America. Sales of TiO2 represented about 90% of Kronos’ net sales in 2012, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

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

COMPONENT PRODUCTS—COMPX INTERNATIONAL INC.

Industry Overview—Through our majority-owned subsidiary, CompX, we manufacture engineered components that are used in a variety of applications and industries including recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare. We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, Operations and Products—CompX’s Security Products business, with one manufacturing facility in South Carolina and one in Illinois shared with the Marine Components business, manufactures mechanical and electronic cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments and gas station security. We believe that CompX is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;

•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure) and TuBar®; and

•

our innovative CompX eLock® and Stealthlock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of CompX’s Security Products sales consists of products with specialized adaptations to an individual customer’s specifications, some of which are listed above. CompX also has a standardized product line suitable for many customers which is offered through a North American distribution network to locksmith distributors and smaller original equipment manufacturers (OEMs) via its STOCK LOCKS® distribution program.

CompX’s Marine Components business, with a facility in Wisconsin and a facility shared with the Security Products business in Illinois, manufactures and distributes stainless steel exhaust systems, gauges, throttle controls, hardware and accessories primarily for performance and ski/wakeboard boats. CompX’s specialty marine component products are high-precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;

•	high-performance gauges such as GPS speedometers and tachometers;

•	mechanical and electronic controls and throttles;

•	steering wheels and other billet aluminum accessories and

•	dash panels, LED lighting, wire harnesses and other accessories.

CompX operated three manufacturing facilities at December 31, 2012.

Security Products	Marine Components
Mauldin, SC Grayslake, IL	Neenah, WI Grayslake, IL

Raw Materials—The primary raw materials used in CompX’s manufacturing processes are:

•	zinc and brass (used in the Security Products business for the manufacture of locking mechanisms) and

•	stainless steel (used primarily in the Marine Components business for the manufacture of exhaust headers, pipes and other components).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 10% of our total cost of sales for 2012.

CompX occasionally enters into short-term supply arrangements for its commodity-related raw materials to mitigate the impact of future increases in raw material prices that are affected by commodity markets. These arrangements generally provide for stated unit prices based upon specified purchase volumes which help us stabilize our commodity-related raw material costs to a certain extent. Commodity-related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins can be affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and Trademarks – CompX holds a number of patents relating to component products, certain of which are believed to be important to CompX and its continuing business activity. Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from 3 to 14 years at December 31, 2012. CompX’s major trademarks and brand names include:

Security Products	Marine Components
CompX® Security Products™	Custom Marine®
National Cabinet Lock®	Livorsi® Marine
Fort Lock®	Livorsi II® Marine
Fort®	CMI™ Industrial Mufflers
Timberline®	Custom Marine® Stainless
Chicago Lock®	Exhaust
STOCK LOCKS®	The #1 Choice in
KeSet®	Performance Boating®
TuBar®	Mega Rim®
Stealthlock®	Race Rim®
ACE®	CompX Marine®
ACE® II	Vantage View®
CompX eLock®	GEN-X®
Lockview®
System64®

Sales, Marketing and Distribution—A majority of CompX’s component sales are sold directly to large OEM customers through our factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturer’s representatives. We select manufacturer’s representatives based on special skills in certain markets or relationships with current or potential customers.

In addition to sales to large OEM customers, a significant portion of CompX’s Security Products sales is made through distributors. We have a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel. We support our locksmith distributor sales with a line of standardized products used by the largest business of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

In 2012, CompX’s ten largest customers, all Security Products customers, accounted for approximately 38% of our total sales. Harley Davidson accounted for approximately 12% of total sales for the year ended December 31, 2012. Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

Competition—The markets in which CompX participates are highly competitive. CompX competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. CompX focuses its efforts on the middle and high-end businesses of the market, where product design, quality, durability and service are valued by the customer. The Security Products business competes against a number of U.S. and non-U.S. manufacturers. The Marine Components business competes with small U.S. manufacturers and is minimally affected by non-U.S. competitors.

Regulatory and Environmental Matters—CompX’s operations are subject to federal, state, local and non-U.S. environmental laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes. CompX’s operations are also subject to federal, state, local and non-U.S. laws and regulations relating to worker health and safety. We believe that CompX is in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Discontinued Operations—On December 28, 2012, we completed the sale of CompX’s Furniture Components operations to a competitor for proceeds, net of expenses, of approximately $58.0 million in cash. We recognized a pre-tax gain of approximately $23.7 million on the disposal of these operations. See Note 2 to the Consolidated Financial Statements.

Employees—As of December 31, 2012, CompX employed 466 people, all in the United States. We believe our labor relations are good at all of our facilities.

CHEMICALS—KRONOS WORLDWIDE, INC.

Business Overview—Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (TiO2), a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provides technical services for its products to over 4,000 customers in approximately 100 countries with the majority of sales in Europe and North America. We believe that Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2.5% since 2000. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2. Kronos believes that North America and Western Europe currently account for approximately 16% and 22% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in South America, Eastern Europe, the Far East and China and we believe these are significant markets where we expect continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has increased primarily due to debottlenecking existing production facilities in the western world and construction of new plants in China. However, during 2008 and 2009, several TiO2 manufacturers permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues. Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories. As a result of these factors, TiO2 selling prices began to increase in the second half of 2009 and continued to increase throughout 2010 and 2011. As demand weakened in 2012 as a result of global economic weakness and uncertainty, TiO2 selling prices decreased. Kronos expects that demand for TiO2 products will increase as economic conditions improve in the various regions of the world.

Products and End-use Markets—Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 90 years. We believe that Kronos is the largest producer of TiO2 in Europe with approximately one-half of its sales volumes attributable to markets in Europe. The table below shows Kronos’ market share for its significant markets, Europe and North America, for the last three years.

	2010	2011	2012
Europe	19%	19%	19%
North America	18%	17%	19%

We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 10% share of worldwide TiO2 sales volume in 2012. Overall, Kronos is the world’s third-largest producer of TiO2.

Kronos offers its customers a broad portfolio of products that includes over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to customers in either a powder or slurry form via rail, truck or ocean carrier. Sales of its core TiO2 pigments represented approximately 90% of Kronos’ net sales in 2012. Kronos and its agents and distributors primarily sell and provide technical services for Kronos’ products in three major end-use markets: coatings, plastics and paper. The following tables show Kronos’ approximate sales volume by geographic region and end use for the year ended December 31, 2012:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End-use
Europe	47%	Coatings	54%
North America	35%	Plastics	34%
Asia Pacific	13%	Other	7%
Rest of world	5%	Paper	5%

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

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of its net sales in 2012:

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

Manufacturing, Operations and Properties—Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and in 2012, chloride process production facilities represented approximately 52% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

Kronos produced 469,000 metric tons of TiO2 in 2012, down from the 550,000 metric tons produced in 2011. Kronos’ production amounts include its share of the output produced by its TiO2 manufacturing joint-venture discussed below. Kronos’ average production capacity utilization rates were at or near full capacity in 2010 and 2011 and at approximately 85% of capacity in 2012.

Kronos operates four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below, a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Kronos’ production capacity in 2012 was 550,000 metric tons, approximately three-fourths of which was from the chloride production process. The following table presents the division of Kronos’ expected 2013 manufacturing capacity by plant location and type of manufacturing process:

		% of Capacity by TiO2 Manufacturing Process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	39%	26%

Nordenham, Germany	TiO2 production, sulfate process, co-products	—	39

Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	21	—

Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	22

Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	21	13

Lake Charles, Louisiana (3)	TiO2 production, chloride process	19	—

Total		100%	100%

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

(2)	The Fredrikstad plant is located on public land and is leased until April 2013 with an option to extend the lease for an additional 50 years. Kronos has exercised the option to extend the lease and is currently negotiating the lease terms.

(3)

Kronos operates the Lake Charles facility in a joint venture with Tioxide Americas Inc., a subsidiary of Huntsman Corporation and the amount indicated in the table above represents the share of the TiO2 produced by the joint venture to which Kronos is entitled.

Kronos owns the land underlying all of its principle production facilities unless otherwise indicated in the table above.

Kronos’ production capacity has increased by approximately 20% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe that Kronos’ annual attainable production capacity for 2013 is approximately 550,000 metric tons, although we currently expect that Kronos will operate at less-than-full production capacity for the year.

Kronos also operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. In addition, Kronos operates a rutile slurry manufacturing plant in Lake Charles, Louisiana, which converts dry pigment manufactured for Kronos at the Lake Charles TiO2 facility into a slurry form that is then shipped to customers.

Kronos has various corporate and administrative offices located in the U.S., Germany, Norway, Canada and Belgium and various sales offices located in the U.S., Canada, Belgium, France, the Netherlands and the United Kingdom.

TiO2 Manufacturing Joint Venture—Kronos and Tioxide Americas, Inc. (Tioxide), a subsidiary of Huntsman Corporation each hold a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P. (LPC). LPC owns and operates a chloride process TiO2 facility located in Lake Charles, Louisiana. Kronos shares production from the plant equally with Huntsman pursuant to separate offtake agreements, unless it and Huntsman agree otherwise (such as in 2012, when Kronos purchased approximately 52% of the production from the plant).

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

The joint venture is not consolidated in Kronos’ financial statements, because Kronos does not control it. Kronos accounts for its interest in the joint venture by the equity method. The joint venture operates on a break-even basis and therefore Kronos does not have any equity in earnings of the joint venture. Kronos is required to purchase one half of the TiO2 produced by the joint venture, unless it and Huntsman agree otherwise (such as in 2012, when Kronos purchased approximately 52% of the production from the plant). Kronos shares all costs and capital expenditures equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced. Kronos’ share of net costs is reported as cost of sales as the TiO2 is sold.

Raw Materials—The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Tronox Mineral Sands (PTY) LTD under a new supply contract entered into in January 2013 that expires in December 2015. The 2013 Tronox Mineral Sands contract replaced the Exxaro TSA Sands contract which expired at the end of 2012. Kronos purchases upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015. Kronos purchases natural rutile ore primarily from Iluka Resources, Limited under new supply contracts entered into in January 2013 and Sierra Rutile Limited under contracts that expire at the end of 2013. The 2013 Iluka contracts replaced the Iluka contract which expired at the end of 2012. In the past Kronos has been, and expects to continue to be successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration. Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into in the near term, to meet its chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2012. Kronos expects ilmenite production from its mines to meet its European sulfate process feedstock requirements for the foreseeable future. For its Canadian sulfate process plant, Kronos also purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2014. Kronos expects the raw materials purchased under these contracts, and contracts that we may enter into in the near term, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which Kronos is required to purchase. The pricing under these agreements is generally negotiated quarterly.

The following table summarizes Kronos’ raw materials purchased or mined in 2012.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)
Chloride process plants:
Purchased slag or rutile ore	399

Sulfate process plants:
Ilmenite ore mined and used internally	291
Purchased slag	27

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

Kronos’ marketing strategy is also aimed at working directly with customers to monitor the success of its products in their end-use applications, evaluate the need for improvements in product and process technology and identify opportunities to develop new product solutions for its customers. Kronos’ marketing staff closely coordinates with its sales force and technical specialists to ensure that the needs of its customers are met, and to help develop and commercialize new grades where appropriate.

Kronos sells a majority of its products through its direct sales force operating from six sales offices in Europe and one sales office in North America. Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas. In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents. Kronos’ agents do not sell any TiO2 products other than Kronos® brand products. In North America, Kronos’ sales are made primarily through its direct sales force and supported by a network of distributors. In addition to its direct sales force and sales agents, many of Kronos’ sales agents also act as distributors to service its smaller customers in all regions. Kronos offers the same high level of customer and technical service to the customers who purchase its products through distributors as it offers to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base with just one customer, Behr Process Corporation, making up more than 10% of its sales for 2012. Kronos’ ten largest customers accounted for approximately 34% of sales in 2011.

Neither Kronos’ business as a whole nor that of any of its principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons. With certain exceptions, Kronos has historically operated its production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize its per-unit production costs. As a result, Kronos normally will build inventories during the first and fourth quarters of each year, in order to maximize product availability during the higher demand periods normally experienced in the second and third quarters.

Competition—The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos’ grades and substantially all of its production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service. During 2012, Kronos had an estimated 10% share of worldwide TiO2 sales volume, and based on sales volumes, we believe that Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox

Incorporated; and Sachtleben Chemie GmbH. The top five TiO2 producers account for approximately 58% of the world’s production capacity. The following chart shows our estimate of worldwide production capacity in 2012:

Worldwide Production Capacity – 2012
DuPont	20%
Cristal	12%
Kronos	9%
Huntsman	9%
Tronox	8%
Other	42%

DuPont has over one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor

Over the past ten years, Kronos and its competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shutdown of TiO2 plants in France, the United States and China. In addition, in May 2011, Dupont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity in the next three years. Although overall industry demand is expected to be higher in 2013 as compared to 2012 as a result of improving worldwide economic conditions, Kronos does not expect any other significant efforts will be undertaken by it or its competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects. If actual developments differ from its expectations, the TiO2 industry’s performance and that of Kronos own could be unfavorably affected.

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

Research and Development—Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new applications. Kronos’ expenditures for these activities were approximately $13 million in 2010, $20 million in 2011 and $19 million in 2012. Kronos expects to spend $20 million on research and development in 2013.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles. Since 2007, Kronos has added six new grades for plastics and coatings.

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

Patents—Kronos has obtained patents and has numerous patent applications pending that cover its products and the technology used in the manufacture of its products. Kronos’ patent strategy is important to Kronos and its continuing business activities. In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe. U.S. patents are generally in effect for 20 years from the date of filing. Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from one year to 19 years.

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

Employees—As of December 31, 2012, Kronos employed the following number of people:

Europe	2,085
Canada	420
United States (1)	50

Total	2,555

(1)	Excludes employees of Kronos’ Louisiana joint venture.

The employees at each of Kronos’ production facilities are organized by labor unions. In Europe, union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. In Canada, Kronos’ union employees are covered by a collective bargaining agreement that expires in June 2013. It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals, or REACH, which took effect on June 1, 2007 and will be phased in over an 11-year period from the implementation date. Under REACH, companies that manufacture or import more than one ton of a chemical substance per year in the EU will be required to register such chemical substances in a central database. REACH affects Kronos’ European operations by imposing a testing, evaluation and registration program for many of the chemicals it uses or produces in Europe. Under REACH, substances of very high concern may require authorization for further use and may also be restricted in the future, which could increase Kronos’ production costs. Kronos has established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for Kronos in the EU. Kronos spent $2.6 million in 2010, $.4 million in each of 2011 and 2012 on REACH compliance and does not anticipate that future compliance costs will be material.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $25.2 million in 2012 and are currently expected to be approximately $25 million in 2013.

OTHER

In addition to our 87% ownership of CompX and our 30% ownership of Kronos at December 31, 2012, we also own 100% of EWI RE, Inc., an insurance brokerage and risk management services company. We also hold certain marketable securities and other investments. See Notes 6 and 17 to the Consolidated Financial Statements.

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

Business Strategy—We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries and affiliates. As a result of this process, we have in the past and may in the future seek to raise additional capital, incur debt, repurchase indebtedness in the market or otherwise modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, we also evaluate the restructuring of ownership interests among our respective subsidiaries and related companies.

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

The general public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The majority of our operating cash flows are generated by our operating subsidiaries and affiliates, and our ability to service liabilities and to pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries and affiliates. Our subsidiaries and affiliates are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay such cash dividends or other distributions to us. In addition, the payment of dividends or other distributions from our subsidiaries and affiliates could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries and affiliates operate or any other restrictions imposed by current or future agreements to which our subsidiaries and affiliates may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries and affiliates to pay dividends or make other distributions to us. If our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected.

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

A key component of our strategy is to grow and diversify our business through targeted acquisitions. Our ability to successfully execute this component of our strategy entails a number of risks, including:

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

Historically, CompX’s ability to provide value-added custom engineered component products that address requirements of technology has been a key element of its success. We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications. Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America, the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new products and features requires the coordination of the design, manufacturing and marketing of such products with current and potential customers. The ability to coordinate these activities with current and potential customers may be affected by factors beyond CompX’s control. While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, there can be no assurance that any new product features CompX introduces will achieve the same degree of success that it has achieved with its existing products. Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials. As CompX attempts to introduce new product features in the future, there can be no assurance that CompX will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

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

CompX operates production facilities in the United States and Kronos operates production facilities in several countries. We believe that all production facilities are in substantial compliance with applicable environmental laws. Legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means including emissions permits and/or energy taxes. In several production facilities, we consume large amounts of energy, including electricity and natural gas. To date the climate change legislation in effect has not had a material adverse effect on our financial results. However, if greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, income from operations and results of operations.

Higher costs or limited availability of our raw materials may decrease our liquidity.

Certain of the raw materials used in CompX’s products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity. Zinc and brass are the principal raw materials used in the manufacture of security products. Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems. These raw materials are purchased from several suppliers and are generally readily available from numerous sources. CompX occasionally enters into short-term raw material supply arrangements to mitigate the impact of future increases in commodity raw material costs. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Should our vendors not be able to meet their contractual obligations or should we otherwise be unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in its TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which Kronos purchases raw material supplies could adversely affect their availability. If Kronos’ worldwide vendors were unable to meet their contractual obligations and it was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels. After experiencing significant increases in feedstock ore costs in 2012 as compared to 2011, Kronos expects that its ore costs will be somewhat lower in 2013 as compared to 2012. Kronos may also experience higher operating costs such as energy costs, which could affect its profitability. Kronos may not always be able to increase selling prices to offset the impact of any higher costs or reduced production levels, which could reduce its earnings and decrease its liquidity.

Kronos has long-term supply contracts that provide for its TiO2 feedstock requirements that currently expire through 2016, most of which it may be able to renew. Kronos may not be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration. Kronos’ current agreements (including those entered into in January 2013) require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.8 billion at December 31, 2012. In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $122 million at December 31, 2012. Kronos’ commitments under these contracts could adversely affect its financial results if it significantly reduced production and was unable to modify the contractual commitments.

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

The global market in which Kronos operates is concentrated, with the top five TiO2 producers accounting for 58% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of Kronos’ competitors may be able to drive down prices for its products because their costs are lower than Kronos’ costs. In addition, some of the competitors’ financial, technological and other resources may be greater than Kronos’ resources and such competitors may be better able to withstand changes in market conditions. Kronos’ competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Further, consolidation of competitors or customers may result in reduced demand for Kronos’ products or make it more difficult for Kronos to compete with competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Kronos’ leverage may impair our financial condition or limit our ability to operate our businesses.

Kronos currently has a significant amount of debt. As of December 31, 2012, Kronos had consolidated debt of approximately $400.1 million, which relates primarily to a term loan entered into in 2012. Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:

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

In addition to Kronos’ indebtedness, at December 31, 2012, Kronos is party to various lease and other agreements (including feedstock ore purchase contracts as previously described) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $716.1 million in 2013. Kronos’ ability to make payments on and refinance its debt, and to fund planned capital expenditures, depends on Kronos’ future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, Kronos’ ability to borrow funds under its or its subsidiaries’ credit facilities in the future will in some instances depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

In April 2000, we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims. Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006. After disapproval of contingency fee contracts by the trial court, and approval by the intermediate appellate court, in July 2010, the California Supreme Court ruled that public entities could pursue this public nuisance case assisted by private counsel on a contingent fee basis after revising the respective retention agreements to conform with the requirements set forth in the Supreme Court’s opinion. A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland. That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting attorney jurisdictions and seeks its abatement. In early 2012, the trial judge lifted the stay that had been in effect while the contingency fees were litigated; discovery is proceeding. Currently, trial has been set for June 2013.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases and a fund for a public education campaign. In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening. In March 2012, the trial court judge decertified the class. In June 2012, the trial court judge granted plaintiffs the right to appeal his decertification order, and in August 2012 the appellate court granted plaintiffs permission to appeal.

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

In October 2012, we were served with a second amended petition in Bullock, et al. v. Weed Property Management, LLC., et al (District of Oklahoma County, Oklahoma, Case No. CJ-2011-8912). Plaintiffs in this case are a minor who alleges injuries from lead paint exposure and his mother. The second amended petition alleges negligence and strict products liability and seeks compensatory and punitive damages from us, The Sherwin-Williams Company and the plaintiffs’ former landlords. In November 2012, defendants, including us, filed motions to dismiss the case.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2011 and 2012, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations. At December 31, 2012, we had accrued approximately $48 million related to approximately 50 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $144 million, including the amount currently accrued. Other than as indicated above, these accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites. At December 31, 2012, there were approximately 5 sites for which we are not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

In June 2006, we and several other PRPs received a Unilateral Administrative Order (UAO) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri. The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936. Doe Run is also named in the Order. In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order and in May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement. In the fourth quarter of 2010, NL reached its capped payment obligation under the cost sharing agreement with Doe Run. Doe Run is financing the remainder of the work. Construction was completed at the end of 2012. A Removal Action Report and Post-Removal Site Control Plan will be completed in the first half of 2013.

In June 2008, we received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (NJDEP) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey. NJDEP alleged that a waste hauler transported waste from one of our former facilities for disposal at the site in the early 1970s. NJDEP referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.” In 2012, EPA notified NL of its potential liability at this site. We are monitoring closely the scope of the remedial activities that may be required at the site and the identification of other PRPs.

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

In June 2009, we were served with a complaint in Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL). The complaint seeks to recover against NL and roughly 170 other defendants under CERCLA for past and future response costs. The plaintiffs allege that NL’s former Albany operation allegedly sent three PCB-containing transformers to the Ward Transformer Superfund Site. In December 2012, NL received a notice of potential responsibility for past costs from EPA. We have denied liability and will defend vigorously against all claims.

In June 2009, we were served with a third-party complaint in New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County). NL is one of approximately 300 third-party defendants (with a potential expansion of the case to over 3,200 unnamed parties) that have been sued by third-party plaintiffs Maxus Energy Corporation and Tierra Solutions, Inc., in response to claims by the State of New Jersey against them seeking to recover past and future environmental cleanup costs of the State and to obtain funds to perform a natural resource damage assessment in connection with contamination in the Passaic River and adjacent waters and sediments (the Newark Bay Complex). We were named in the third-party complaint based upon our ownership of one former operating site and purported connection to a former Superfund site (at which we were a small PRP) alleged to have contributed to the contamination in the Newark Bay Complex. In October 2010, the judge agreed to a phasing of the case to allow for trial on direct defendants’ liability and damages as the first and second phases of the case with third party claims to follow in a later phase. We have denied liability and will defend vigorously against all of the claims.

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities. The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River. The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP. The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs. In the third quarter of 2012, NL filed a motion to stay the case.

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

In June 2011, we were served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to Tar Creek Superfund Site in Ottawa County, Oklahoma, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri and the Newton County Mine Tailing Site in Newton County, Missouri. We have denied liability and will defend vigorously against all of the claims. In the second quarter of 2012, NL filed a motion to stay the case.

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

In July 2012, we were served in EPEC Polymers, Inc., v. NL Industries, Inc., (United States District Court for the District of New Jersey, Case 3:12-cv-03842-PGS-TJB). The Plaintiff, a landowner of property located across the Raritan River from our former Sayreville, New Jersey operation, claims that contaminates from NL’s former Sayreville operation came to be located on its land. The complaint seeks compensatory and punitive damages and alleges, among other things, trespass, private nuisance, negligence, strict liability, and claims under CERCLA and the New Jersey Spill Act. We intend to deny liability and will defend vigorously against all of the claims.

In July 2012, NL entered into an administrative settlement with the EPA to resolve its purported liability for the remediation of a portion of a site associated with the former Jewett White Lead facility in Staten Island, New York.

In July 2012, NL entered into an administrative settlement with EPA pursuant to which NL would perform remediation at its former Carter White Lead facility in Omaha, Nebraska. The work was completed in November 2012. The current property owners are responsible for long-term maintenance of the remedy.

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

We have agreements with three former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. See Note 19 to our Consolidated Financial Statements.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers. We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL). As of February 28, 2013, there were approximately 2,830 holders of record of our common stock. The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods. On February 28, 2013 the closing price of our common stock was $12.80.

	High	Low	Cash dividends paid
Year ended December 31, 2011

First Quarter	$14.94	$11.01	$.125
Second Quarter	19.58	13.61	.125
Third Quarter	19.48	11.89	.125
Fourth Quarter	15.06	11.70	.125

Year ended December 31, 2012

First Quarter	$15.81	$13.04	.125
Second Quarter	15.00	11.87	.125
Third Quarter	12.58	11.40	.125
Fourth Quarter	11.76	10.09	.125

January 1, 2013 through February 28, 2013	13.52	12.16	—

In February 2013, our Board of Directors declared a first quarter 2013 cash dividend of $.125 per share to shareholders of record as of March 11, 2013 to be paid on March 26, 2013. However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Performance Graph

Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2007 through December 31, 2012. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2007 and the reinvestment of dividends.

	2007	2008	2009	2010	2011	2012
NL common stock	$100	$123	$68	$116	$139	$128
S&P 500 Composite Stock Price Index	100	63	80	92	94	109
S&P 500 Industrial Conglomerates Index	100	49	53	63	64	76

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

Equity Compensation Plan Information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2012, 200,000 shares are available for award under this plan. See Note 14 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2008		2009	2010	2011	2012
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$89.1		$67.9	$76.1	$79.8	$83.2

Income (loss) from component products operations	$(3.7	)(1)	$.7	$5.9	$6.4	$5.4

Equity in earnings (losses) of Kronos	$3.2		$(12.5)	$45.6	$97.6	$66.4

Net income (loss)	$32.8		$(12.0)	$70.8	$82.7	$79.1

Net income (loss) attributable to NL stockholders:
Continuing operations	$29.7		$13.2	$70.9	$78.1	$56.7
Discontinued operations(2)	3.5		(1.4)	(.5)	3.6	17.8

Net income (loss) attributable to NL stockholders	$33.2		$(11.8)	$70.4	$81.7	$74.5

DILUTED EARNINGS PER SHARE DATA:

Net income (loss) attributable to NL stockholders:
Continuing operations	$.61		$(.21)	$1.41	$1.61	$1.16
Discontinued operations(2)	.07		(.03)	(.01)	.07	.37

	$.68		$(.24)	$1.40	$1.68	$1.53

Cash dividends per share	$.50		$.50	$.50	$.50	$.50

Weighted average common shares outstanding	48,605		48,609	48,627	48,658	48,667

BALANCE SHEET DATA (at year end):
Total assets	$419.5		$403.0	$553.7	$761.2	$680.8
Long-term debt, including current maturities	43.0		42.2	74.5	37.3	18.5
NL stockholders’ equity	188.4		174.6	252.9	415.0	374.8
Total equity	200.2		185.7	263.9	426.0	388.1

STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$.8		$1.4	$5.4	$48.2	$18.0
Investing activities	7.1		32.4	2.8	9.8	92.2
Financing activities	(32.2)		(25.9)	(17.8)	(61.5)	(44.1)

(1)

Includes a $10.1 million goodwill impairment charge related to our Marine Components business, which represented all of the goodwill we had previously recognized for this business (including a nominal amount of goodwill inherent in our investment in CompX).

(2)	See Note 2 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Income From Continuing Operations Overview

We had income from continuing operations attributable to NL stockholders of $56.7 million, or $1.16 per share in 2012, compared to $78.1 million, or $1.61 per share in 2011 and $70.9 million, or $1.41 per share in 2010.

As more fully discussed below, the decrease in our earnings per share attributable to continuing operations from 2011 to 2012 is primarily due to the net effects of:

•	lower equity in earnings of Kronos in 2012 due to Kronos’ lower income from operations,

•	lower income from operations from components products in 2012,

•	lower insurance recoveries in 2012 due to an insurance recovery settlement in 2011 for certain past defense costs,

•	higher environmental remediation and related expense in 2012 of $3.2 million,

•	goodwill impairment related to our acquisition of EWI of $6.4 million in 2012,

•	a pre-tax gain on the sale of the shares of the Titanium Metals Corporation (TIMET) common stock we owned in 2012 of $16.6 million, and

•	a real-estate litigation settlement gain of $15.0 million recognized in 2012 related to the settlement of condemnation proceedings on real property we formerly owned.

As more fully discussed below, the increase in our earnings per share attributable to continuing operations from 2010 to 2011 is primarily due to the net effects of:

•	higher equity in earnings of Kronos in 2011 due to Kronos’ higher income from operations,

•	higher income from operations from components products in 2011,

•	a pre-tax gain of $78.9 million ($51.0 million, net of taxes) on our reduction in ownership interest in Kronos from 36% to 30% in November 2010 as a result of Kronos’ secondary stock offering,

•	an income tax benefit recognized by Kronos in the first quarter of 2010 related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues,

•	higher environmental remediation and related expense in 2011 of $11.0 million,

•	a litigation settlement expense in 2010 as discussed in Note 19 to our Consolidated Financial Statements, and

•

higher insurance recoveries in 2010 of $1.9 million primarily related to the litigation settlement expense partially offset by an insurance recovery settlement in 2011 for certain past lead defense costs.

Our 2012 income from continuing operations attributable to NL stockholders includes the following:

•

a charge of $.02 per share included in our equity in Kronos related to Kronos’ charge for the early extinguishment of its remaining 6.5% Senior Notes due 2013 consisting of a call premium, interest from the indenture discharge date to the redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes,

•	a charge of $.13 per share related to the goodwill impairment,

•	income of $.04 per share related to certain insurance recoveries we recognized,

•	income of $.22 per share related to the gain on the sale of our TIMET shares in 2012,

•	income of $.20 per share related to the real-estate litigation settlement gain,

•	income of $.04 per share related to the sale of certain real property owned by us and

•	a charge for the write-down of assets held for sale of $.02 per share.

Our 2011 income from continuing operations attributable to NL stockholders includes the following:

•	income of $.23 per share related to certain insurance recoveries we recognized,

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

•	a charge for the write-down of assets held for sale of $.02 per share.

Our 2010 income from continuing operations attributable to NL stockholders includes:

•	income of $1.05 per share related to the decrease in our ownership interest in Kronos from 36% to 30% in 2010,

•

income included in our equity in earnings of Kronos of $.17 per share related to an income tax benefit recognized by Kronos in the first quarter related to a European Court ruling that resulted in the favorable resolution of certain German income tax issues,

•	income of $.25 per share related to certain insurance recoveries we recognized,

•	income of $.07 per share related to a settlement agreement we entered into with another PRP for certain environmental matters,

•	a charge of $.43 per share related to a litigation settlement expense and

•	a charge for the write-down of assets held for sale of $.01 per share.

Outlook for 2013

We currently expect our income from continuing operations attributable to NL stockholders in 2013 to be lower than in 2012 primarily due to lower expected equity in earnings from Kronos.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Investments—We own investments in Valhi, Inc. that we account for as marketable securities carried at fair value or that we account for under the equity method. For these investments, we evaluate the fair value at each balance sheet date. We use quoted market prices, Level 1 inputs as defined in Accounting Standards Codification (ASC) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our marketable debt securities and publicly traded investees. We record an impairment charge when we believe an investment has experienced an other-than-temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees). Further adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future.

At December 31, 2012, the carrying value (which equals fair value) of all of our marketable securities equaled or exceeded the cost basis of such investments. At December 31, 2012, the $19.50 per share quoted market price of our investment in Kronos (our only equity method investee) exceeded its per share net carrying value by over 112%.

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

As a result of continued operating losses in CompX’s Marine Components reporting unit, we evaluated the recoverability of the Marine Components long-lived assets during the third quarter of 2012. We determined that the undiscounted cash flows exceed the current net asset value and therefore the Marine Components long-lived assets are not impaired. However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 70% below our expectations for Custom Marine and 80% below our expectations for Livorsi Marine), it is reasonably likely we would conclude an impairment was present. At December 31, 2012 the net asset carrying values of Custom Marine and Livorsi Marine were $3.4 million and $2.8 million, respectively. No other long-lived assets in our other business units were tested for impairment during 2012 because there were no circumstances indicating an impairment might exist.

•

Goodwill—We perform a goodwill impairment test annually in the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The estimated fair values of CompX’s two reporting units, as well as the estimated fair value of our EWI insurance brokerage subsidiary, are determined using Level 3 inputs of a discounted cash flow technique since Level 1 or Level 2 inputs of market prices are not available at the reporting unit level. If the fair value is less than the book value, the asset is written down to the estimated fair value.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. In that regard, we recognized a goodwill impairment of approximately $6.4 million attributable to EWI in the fourth quarter of 2012. See Note 8 to the Consolidated Financial Statements.

•

Benefit plans—We maintain various defined benefit pension plans and postretirement benefits other than pensions (OPEB). The amounts recognized as defined benefit pension and OPEB expenses and the reported amounts of pension asset and accrued pension and OPEB costs are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under the heading “Assumptions on defined benefit pension plans and OPEB plans.”

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

We record a reserve for uncertain tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. It is possible that we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made. See Note 15 to our Consolidated Financial Statements.

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

•

Assets Held for Sale—At December 31, 2012 our assets held for sale consisted of the River Grove facility and land in Neenah, Wisconsin. These two properties (primarily land, building and building improvements) were formerly used in CompX’s operations. Until the fourth quarter of 2012, a facility in Byron Center, Michigan was also included in assets held for sale. In September 2012, we obtained updated independent appraisals of the Byron Center and River Grove facilities. Based on these appraisals, we recognized write-downs in the third quarter of 2012 of $.2 million on the Byron Center facility and $.2 million on the River Grove facility to reduce the carrying value of the assets to their estimated fair value less cost to sell. The appraisals represent a Level 2 input as defined by ASC 820-10-35. We sold the Byron Center facility in December 2012 for net proceeds of $3.6 million, which was less than the carrying amount of the assets and we therefore recognized a loss on the sale of the facility of approximately $.8 million during the fourth quarter of 2012.

In the fourth quarter of 2012, we entered into an agreement to sell the River Grove facility. The transaction closed during the first quarter of 2013. The net proceeds from the sale approximate the carrying value of the assets as of December 31, 2012. The valuation of the River Grove facility as of December 31, 2012 is based on a sales contract with a third party which represents a Level 2 input as defined by ASC 820-10-35.

The write-downs on assets held for sale together with the loss on the sale of the Byron Center facility as of December 31, 2012 totaled $1.2 million.

Income from operations of CompX and Kronos is impacted by certain of these significant judgments and estimates, as summarized below:

•	Chemicals (Kronos) – allowance for doubtful accounts, impairment of equity method investments, long-lived assets, defined benefit pension and OPEB plans, loss accruals and income taxes, and

•	Component products (CompX) – impairment of goodwill and long-lived assets, loss accruals and income taxes.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investments, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Loss from Operations Attributable to Continuing Operations

The following table shows the components of our loss from operations attributable to continuing operations.

	Year ended December 31,			% Change
	2010	2011	2012	2010-11	2011-12
	(Dollars in millions)
CompX	$5.9	$6.4	$5.4	8%	(16)%
Insurance recoveries	18.8	16.9	3.3	(10)%	(80)%
Litigation settlement gain	5.3	—	15.0	n.m.	n.m.
Litigation settlement expense	(32.2)	—	—	n.m.	n.m.
Other income, net	.1	1.0	3.6	900%	260%
Goodwill impairment	—	—	(6.4)	n.m.	n.m.
Corporate expense	(15.6)	(25.0)	(29.0)	60%	(14)%

Loss from operations	$(17.7)	$(.7)	$(8.1)	159%	(1,057)%

The following table shows the components of our income before income taxes attributable to continuing operations exclusive of our income from operations.

	Year ended December 31,			% Change
	2010	2011	2012	2010-11	2011-12
	(Dollars in millions)
Equity in earnings of Kronos	$45.6	$97.6	$66.4	114%	(32)%
Gain on reduction in ownership in Kronos Worldwide, Inc.	78.9	—	—	n.m.	n.m.
Interest and dividend income	2.4	3.0	3.2	25%	7%
Interest expense	(1.5)	(1.6)	(1.0)	7%	(38)%

n.m.—not meaningful

CompX International Inc.

	Years ended December 31,			% Change
	2010	2011	2012	2010-11	2011-12
	(Dollars in millions)
Net sales	$76.1	$79.8	$83.2	5%	4%
Cost of sales	53.7	55.7	58.9	4%	6%

Gross margin	22.5	24.1	24.3	7%	1%

Operating costs and expenses	16.1	16.6	17.7	3%	7%
Write-down and loss on disposal of assets held for sale	.5	1.1	1.2	127%	2%

Income from continuing operations	$5.9	$6.4	$5.4	9%	(16)%

Percentage of net sales:
Cost of sales	71%	70%	71%
Gross margin	29%	30%	29%
Operating costs and expenses	21%	21%	21%
Asset held for sale write-down	1%	1%	1%
Income from operations	8%	8%	7%

Net Sales—Net sales increased approximately $3.4 million in 2012 principally due to growth in customer demand within both of CompX’s businesses resulting from somewhat improved economic conditions in North America. Additionally, the Marine Components business experienced a $.1 million increase in sales to the ski/wakeboard boat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales increased approximately $3.7 million in 2011 as compared to 2010 principally due to improved sales in the Security Products business. The Security Products business experienced a significant increase in sales to customers in the leisure transportation industry as well as improved customer order rates across most markets as a result of some improvement in the economy and new specific customer projects. Net sales growth for Marine Components was not significant from 2010 to 2011.

Cost of Sales and Gross Margin—Cost of sales and gross margin both increased from 2011 to 2012 primarily due to increased sales volumes. Gross margin and income from operations percentages decreased in 2012 compared to 2011 by 1% primarily due to higher self-insured medical costs of $.9 million in 2012.

Cost of sales increased from 2010 to 2011 primarily due to increased sales volumes. As a percentage of sales, gross margin increased in 2011 from the prior year. The gross margin percentage was positively impacted by the increased leverage of fixed costs from higher sales and lower self-insured medical costs.

Operating Costs and Expenses—Operating costs and expenses consists primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on property, plant and equipment. Operating costs and expenses increased in 2012 as compared to 2011 as a result of increased administrative support costs relating to the higher sales and higher maintenance costs relating to the assets held for sale. As a percentage of net sales, operating costs and expenses were comparable at 21% in 2011 and 2010.

Write-down and Loss on Disposal of Assets Held For Sale—We recorded write-downs on assets held for sale of $1.2 million (including a $.8 million loss on disposal of asset held for sale), $1.1 million and $.5 million in 2012, 2011 and 2010, respectively, relating to certain facilities held for sale that are no longer in use. See Note 9 to our Consolidated Financial Statements.

Income from Operations—As a percentage of net sales, CompX’s income from operations decreased by 1% in 2012 compared to 2011 and was primarily impacted by the factors impacting cost of sales, gross margin and operating costs discussed above. As a percentage of net sales, income from operations was comparable in 2011 and 2010.

General—CompX’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprising labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 44% of our cost of sales in 2012, with commodity related raw materials accounting for approximately 10% of our cost of sales. Worldwide commodity raw material costs began increasing in the second half of 2010 and continued increasing throughout 2011, although during 2012 they were mostly stable. We occasionally enter into short-term commodity related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which helps us to stabilize commodity related raw material purchase prices to a certain extent. We enter into such arrangements for zinc and brass. We expect commodity related raw material prices to increase in 2013 in conjunction with higher demand as a result of the expected growth in the world wide economy. These raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset cost increases for these raw materials with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins may be affected by raw material cost pressures.

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2010	2011	2012	2010–11	2011–12
	(In millions)
Net sales:
Security Products	$68.0	$71.4	$73.7	5%	3%
Marine Components	8.1	8.4	9.5	4%	13%

Total net sales	$76.1	$79.8	$83.2	5%	4%

Gross margin:
Security Products	$21.6	$23.1	$23.0	7%	—
Marine Components	.9	1.0	1.3	6%	31%

Total gross margin	$22.5	$24.1	$24.3	7%	1%

Income (loss) from operations:
Security Products	$13.1	$14.4	$14.1	10%	(2)%
Marine Components	(1.4)	(1.2)	(.8)	15%	33%
Corporate operating expenses	(5.8)	(6.7)	(7.9)	(17)%	(18)%

Total income from operations	$5.9	$6.4	$5.4	9%	(16)%

Income (loss) from operations margin:
Security Products	19%	20%	19%
Marine Components	(18)%	(15)%	(9)%
Total income from operations margin	8%	8%	7%

Security Products—Security Products net sales increased 3% to $73.7 million in 2012 compared to $71.4 million in 2011. The increase in sales is primarily due to somewhat improved economic conditions in North America resulting in higher order rates across most markets. Gross margin and income from operations percentages decreased in 2012 compared to 2011 by one percentage point primarily due to higher self-insured medical costs of $.9 million in 2012, $.8 million of which impacted cost of sales and $.1 million of which impacted selling and administration expenses. The impact of the higher medical costs on cost of sales was partially offset by a $.3 million decrease in depreciation expense relating to the timing of historical capital expenditures and retirements. The 2012 medical costs were more in line with the historical average annual medical costs as compared to an unusually favorable 2011.

Security Products net sales increased 5% to $71.4 million in 2011 compared to $68.0 million in 2010. The increase in sales is primarily due to improved customer order rates across most markets with a greater increase among leisure transportation market customers resulting from some improvement in the economic conditions in North America and specific customer projects. Gross margin and income from operations percentages increased in 2011 compared to 2010 by one percentage point due to greater leverage of fixed manufacturing costs on the higher level of sales in 2011 and lower self-insured medical costs of $.8 million, $.7 million of which impacted cost of sales and $.1 million of which impacted selling and administration expenses. Although sales increased by $3.4 million from 2010 to 2011, fixed manufacturing expenses were comparable between years as a $.4 million decrease in depreciation expense relating to the timing of historical capital expenditures and retirements and $.2 million of the above noted decrease in medical costs offset an increase in other fixed manufacturing expenses associated with the increase in sales.

Marine Components—Marine Components net sales increased 13% in 2012 as compared to 2011. The increase was primarily the result of a $.9 million increase in sales to the ski/wakeboard boat market in connection with new products developed for that market. As a percentage of net sales, gross margin and the operating loss percentage improved in 2012 compared to 2011 primarily due to increased leverage of fixed costs as a result of the higher sales and lower intangible amortization expense due to intangibles that became fully amortized in the first six months of 2011.

Marine Components net sales increased 4% in 2011 as compared to 2010. As a percentage of net sales, gross margin was flat over the comparative period. Operating loss percentage improved in 2011 compared to 2010 primarily due to increased leverage of fixed costs as a result of the higher sales and lower intangible amortization expense due to intangibles that became fully amortized in 2010 and the first six months of 2011.

Outlook—Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced some increase in customer demand across most markets in 2012, it is uncertain the extent that sales will continue to grow during 2013. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure.

Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are zinc, brass and stainless steel, which together represent approximately 10% of our total cost of sales. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

General Corporate Items, Interest and Dividend Income, Interest Expense, Provision for Income Taxes, Noncontrolling Interest and Related Party Transactions

Insurance Recoveries — We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts we received from these insurance carriers. Substantially all of the $16.9 million of insurance recoveries we recognized in 2011 relate to a new settlement we reached with one of our insurance carriers in September 2011 in which they agreed to reimburse us for a portion of our past litigation defense costs.

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable. All of the insurance recoveries recognized in 2012 relate to reimbursement of ongoing litigation defense costs. See Note 19 to our Consolidated Financial Statements.

In addition to insurance recoveries discussed above, our insurance recoveries in 2010 include an insurance recovery recognized in the first quarter in connection with the litigation settlement discussed in Note 19 to our Consolidated Financial Statements. We had insurance coverage for a portion of the litigation settlement expense and a substantial portion of the insurance recoveries we recognized in 2010 relates to such coverage.

Litigation Settlement Gains and Other Operating Income — In 2012, we reported a $15.0 million pre-tax gain related to the third and final closing associated with certain real property we formerly owned in New Jersey. The litigation settlement gain in 2010 relates to a $5.3 million pre-tax gain recognized for a settlement agreement we entered into with another potentially responsible party for certain environmental matters. See Note 19 to the Consolidated Financial Statements.

Other operating income, net, in 2012 includes $3.2 million from the sale of certain real property owned by us for which we had a nominal carrying value.

Litigation Settlement Expense and Corporate Expense — Corporate expenses were $29.0 million in 2012, $4.0 million or 16% higher than in 2011 primarily due to higher environmental and related costs and offset by slightly lower litigation and related costs. Included in 2012 corporate expenses are:

•	litigation and related costs of $7.5 million compared to $7.9 million in 2011 and

•	environmental and related costs of $14.5 million compared to $11.4 million in 2011.

Corporate expenses were $25.0 million in 2011, $9.3 million or 60% higher than in 2010 primarily due to higher environmental and related costs and offset by slightly lower litigation and related costs. Included in 2011 corporate expenses are:

•	litigation and related costs of $7.9 million in 2011 compared to $8.8 million in 2010 and

•	environmental and related costs of $11.4 million compared to $.4 million in 2010.

The $32.2 million litigation settlement expense in 2010 is discussed in Note 19 to our Consolidated Financial Statements.

Overall, we currently expect that our net general corporate expenses in 2013 will be lower than in 2012, as higher expected litigation and related expenses would be more than offset by lower environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 19 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2013 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2013, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 19 to our Consolidated Financial Statements.

Gain on Reduction in Ownership Interest in Kronos Worldwide, Inc.—In November 2010, Kronos completed a secondary public offering of 17.94 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million. All shares were sold to third-party investors. Upon completion of the offering our ownership of Kronos was reduced from 36.0% to 30.4%. As a result of such reduction in our ownership interest in Kronos, in the fourth quarter of 2010 we recognized a $78.9 million pre-tax gain, representing the increase in our proportionate interest in Kronos’ net assets from immediately prior to immediately following Kronos’ stock issuance. See Note 7 to our Consolidated Financial Statements.

Marketable Securities Transactions—We recognized a $16.6 million pre-tax gain in the fourth quarter of 2012 on the sale, pursuant to a tender offer, of our 1.4 million shares of TIMET stock for $23.9 million. See Note 6 to our Consolidated Financial Statements.

Interest and Dividend Income—Interest income decreased in 2012 compared 2011 primarily due to the maturity of our $15 million promissory note receivable in October 2011 and lower cash balances available for investment. Interest income was comparable at $.4 million in 2011 and 2010 which includes interest on our $15 million note receivable discussed above.

Dividend income increased $.5 million in 2012 due to an increase in the quarterly dividend rate of Valhi from $.125 per share to $.05 per share in the second quarter of 2012 and increased $.1 million due to due to the resumption of TIMET’s quarterly dividend in the second quarter of 2011. Dividend income in 2011 increased $.5 million from 2010 primarily due to the resumption of TIMET’s quarterly dividend and the increase in Valhi’s quarterly dividend from $.10 to $.125 per share in the second quarter of 2011.

We expect interest income in 2013 will be higher due to higher cash balances available for investment, offset by lower dividend income in 2013 compared to 2012 due to the sale of our TIMET shares in December 2012.

Interest Expense—We recognized interest expense on a promissory note related to a 2010 litigation settlement of $.2 million in 2012, $.6 million in 2011 and $.4 million in 2010. The interest rate was 3.25% at December 31, 2011. In December 2012, the promissory note was repaid in full. See Note 19 to our Consolidated Financial Statements.

We recognized interest expense relating to CompX’s note payable to TIMET Financial Management Company (TFMC) of $.3 million in 2012, $.5 million in 2011 and $.6 million in 2010. The reduction in interest expense in 2012 is due to the repayment of $15.0 million of the balance due under the note payable in October of 2011. The average interest rate on the note payable was 1.46% at December 31, 2012, 1.33% at December 31, 2011 and 1.34% at December 31, 2010.

Our outstanding balance on CompX’s credit facility of $2.0 million was repaid in full in November of 2012. Such facility was terminated in December 2012. We averaged $2.0 million, $3.1 million and $2.4 million outstanding on our revolving credit facility during 2012, 2011 and 2010, respectively (interest rates of 4.4% at December 31, 2011 and 3.5% at December 31, 2010). See Note 13 to the Consolidated Financial Statements.

Provision for Income Taxes—We recognized income tax expense of $19.9 million in 2012, $19.8 million in 2011, and $36.4 million in 2010. In 2012, there is no income tax benefit associated with the $6.4 million goodwill impairment charge attributable to EWI because such impairment charge is not deductible for income tax purposes. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos and the level of Kronos’ dividends can have a significant effect on our effective income tax rate. In this regard, Kronos suspended its quarterly dividend of $.125 per share beginning in the first quarter of 2009 and continued such suspension through the third quarter of 2010. In the fourth quarter of 2010, Kronos resumed its quarterly dividend of $.125 per share and in February 2011 Kronos paid a special dividend of $.50 per share. The February 2011 special dividend was in addition to Kronos’ regular first quarter 2011 quarterly dividend. Beginning in the second quarter of 2011 Kronos increased its regular quarterly dividend to $.15 per share.

See Note 15 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest—Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in each of 2010, 2011 and 2012. Noncontrolling interest in net income of CompX attributable to discontinued operations (exclusive of the gain on sale of the discontinued operations) was consistent in 2012 compared to 2011, and increased $.6 million in 2011 compared to 2010. The noncontrolling interest related to the sale of such operations in 2012 is $3.6 million.

Discontinued Operations—On December 28, 2012, we completed the sale of CompX’s Furniture Components operations to a competitor for proceeds, net of expenses, of approximately $58.0 million in cash. We recognized a pre-tax gain of approximately $23.7 million in the fourth quarter of 2012 ($14.5 million, net of income taxes and noncontrolling interest). Discontinued operations also includes a loss related to the operations of such disposed unit, net of income taxes and noncontrolling interest, of $.5 million in 2010, and income of $3.6 million in 2011 and $3.3 million in 2012. See Note 2 to our Consolidated Financial Statements.

Related Party Transactions—We are a party to certain transactions with related parties. See Notes 1 and 17 to our Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Recent Accounting Pronouncements—See Note 21 to our Consolidated Financial Statements.

Equity in Earnings of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2010	2011	2012	2010-	2011-
	(Dollars in millions)			2011	2012
Net sales	$1,449.7	$1,943.3	$1,976.3	34%	2%
Cost of sales	1,104.4	1,194.9	1,415.9	8%	18%

Gross margin	$345.3	$748.4	$560.4

Income from operations	$178.4	$546.5	$359.6	206%	(34)%
Other, net	.7	3.3	(2.1)
Interest expense	(38.8)	(32.7)	(26.7)

Income before income taxes	140.3	517.1	330.8

Provision for income taxes	9.7	196.1	112.3

Net income	$130.6	$321.0	$218.5

Percentage of net sales:
Cost of sales	76%	61%	72%
Income from operations	12%	28%	18%

Equity in earnings of Kronos Worldwide, Inc.	$45.6	$97.6	$66.4

TiO2 operating statistics:
Sales volumes*	528	503	470	(5)%	(6)%
Production volumes*	524	550	469	5%	(15)%

Change in TiO2 net sales:
TiO2 product pricing				40%	10%
TiO2 sales volumes				(5)%	(6)%
TiO2 product mix				(6)%	2%
Changes in currency exchange rates				5%	(4)%

Total				34%	2%

*	Thousands of metric tons

Industry Conditions and 2012 Overview—The TiO2 industry has experienced decreased sales and production volumes as the majority of TiO2 producers and consumers have been undertaking inventory correction initiatives in response to continued global economic weakness and uncertainty. While Kronos operated its production facilities at full practical capacity rates throughout 2011 and through the first quarter of 2012, Kronos operated its facilities at reduced rates during the remainder of 2012 (approximately 86% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) align production levels and inventories to current and anticipated near-term customer demand levels.

While Kronos’ average selling prices at the end of the second quarter of 2012 were comparable to the end of 2011, its average selling prices declined during the second half of 2012. Overall, Kronos’ average selling prices in 2012 were 10% higher as compared to 2011 however its average selling prices at the end of 2012 were 17% lower than at the end of 2011.

Kronos experienced significantly higher costs for its raw materials such as feedstock ore and petroleum coke in 2012. Overall, the cost per metric ton of TiO2 Kronos produced during 2012 was approximately 50% higher as compared to 2011, primarily due to the higher feedstock ore costs and unabsorbed fixed production costs resulting from reduced production volumes. However, as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2012 were produced with lower-cost feedstock ore purchased in 2011, its cost of sales per metric ton in the first quarter of 2012 was significantly lower as compared to the cost per metric ton for products Kronos sold in the second, third and fourth quarters of the year.

Net Sales—Kronos’ net sales increased 2% or $33.0 million in 2012 compared to 2011, primarily due to the net effects of a 10% increase in average TiO2 selling prices (which increased net sales by approximately $194 million) and a 6% decrease in sales volumes (which decreased net sales by approximately $117 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 6% in 2012 as compared to 2011 due to decreased customer demand in European markets partially offset by higher sales in U.S. and export markets. In addition, Kronos estimates the unfavorable effect of changes in currency exchange rates decreased its net sales by approximately $82 million, or 4%, as compared to 2011.

Kronos’ net sales increased 34% or $493.6 million in 2011 compared to 2010, primarily due to a 40% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

While the amount of inventory available for shipment in 2011 increased due to higher production volumes during the year, Kronos’ sales volumes were 5% lower than in 2010 as a result of soft demand in the fourth quarter of 2011 due to customer destocking. In addition to the factors discussed above, Kronos estimates the favorable effect of changes in currency exchange rates increased its net sales by approximately $70 million, or 5%, as compared to 2010, while relative changes in mix of the various grades of its products sold decreased Kronos’ net sales by approximately $87 million, or 6%.

Cost of Sales—Kronos’ cost of sales increased $221.0 million or 18% in 2012 compared to 2011 due to the net impact of higher raw material costs of approximately $292 million (primarily feedstock ore and petroleum coke), a 6% decrease in sales volumes, a 15% decrease in production volumes and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 72% in 2012 compared to 61% in 2011 primarily due to the net effects of higher raw material costs, the unfavorable effects of unabsorbed fixed production costs resulting from reduced production volumes and higher average selling prices. The reduction in Kronos’ TiO2 production volumes during 2012, as discussed above, resulted in approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales. Additionally, 2012 reflects the benefit of lower raw material costs in the first quarter of 2012 (as compared to current costs) as lower cost raw materials purchased at the end of 2011 were used in the 2012 production process.

Kronos’ cost of sales increased $90.5 million or 8% in 2011 compared to 2010 due to the net impact of a 5% increase in TiO2 production volumes, higher raw material costs of $75.1 million (primarily ore and petroleum coke), an increase in maintenance costs of $15.0 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Overall, Kronos’ per metric ton cost of TiO2 it produced increased approximately 10% as compared to 2010. Cost of sales as a percentage of net sales decreased to 61% in 2011 compared to 76% in 2010 primarily due to the effects of higher selling prices and the benefit of higher production volumes in 2011. Kronos’ TiO2 production volumes in 2011 established a new record for it for an annual production period.

Gross Margin and Income from Operations—Kronos’ income from operations decreased by $186.9 million from $546.5 million in 2011 to $359.6 million in the 2012. Income from operations as a percentage of net sales decreased to 18% in 2012 from 28% in 2011. This decrease was driven by the decline in gross margin, which decreased to 28% in 2012 compared to 39% in 2011. As discussed and quantified above, Kronos’ gross margin has decreased primarily due to the net effects of higher manufacturing costs (primarily raw materials), higher selling prices, lower sales volumes and unabsorbed fixed costs related to lower production volumes. Additionally, changes in currency exchange rates have negatively affected its gross margin and income from operations. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $10 million in 2012 compared to 2011.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 9% and 10% for 2012 and 2011 respectively. Selling, general and administrative expenses as a percentage of sales in 2010 was 12%, higher than in 2011 due to higher sales in 2011.

Kronos’ income from operations increased by $368.1 million from $178.4 million in 2010 to $546.5 million in 2011. Income from operations as a percentage of net sales increased to 28% in 2011 from 12% in 2010. This increase is driven by the improvement in gross margin, which increased to 39% in 2011 compared to 24% in 2010. Kronos’ gross margin increased primarily because of the effect of higher selling prices which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Changes in currency exchange rates had a minimal effect on its income from operations in 2011 as compared to 2010.

Other Non-operating Income (Expense)—Kronos recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of its remaining Senior Secured Notes. Kronos also recognized a $3.9 million securities transaction loss in the fourth quarter of 2012 on the sale, pursuant to a tender offer, of its 4.2 million shares of TIMET stock for $70.0 million.

Kronos’ interest expense decreased $6.0 million from $32.7 million in 2011 to $26.7 million in 2012 primarily due to the effects of lower 2012 average debt levels of its Senior Secured Notes resulting from the March 2011 redemption and open market purchases in the third and fourth quarters of 2011. In addition, outstanding debt in 2012 carried lower average interest rates than in 2011.

In March 2011, Kronos redeemed €80 million principal amount of its 6.5% Senior Secured Notes and borrowed under its European revolving credit facility in order to fund the redemption. In the third and fourth quarters of 2011, Kronos repurchased, in open market transactions, an aggregate €40.8 million principal amount of its Senior Notes. As a result of these redemptions, Kronos recognized a net $3.1 million pre-tax interest charge consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and purchased Notes.

Interest expense decreased $6.1 million from $38.8 million in 2010 to $32.7 million in 2011 due to the net effects of the prepayment and open market purchases of a portion of the 6.5% Senior Secured Notes as discussed above, and changes in currency exchange rates. The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Income Tax Provision—Kronos’ income tax provision was $112.3 million in 2012 compared to $196.1 million in 2011. This decrease in provision for income taxes was primarily due to lower income from operations in 2012 compared to 2011. Kronos’ income tax provision was $196.1 million in 2011 compared to $9.7 million in 2010. This increase is primarily due to its increased earnings. Some of the more significant items are summarized below.

•

Kronos’ income tax provision in 2012 includes a net incremental tax benefit of $3.1 million. Kronos determined during the third quarter that due to global changes in the business it would not remit certain dividends from its non-U.S. jurisdictions. As a result, certain current year tax attributes were available for carryback to offset prior year tax expense and Kronos’ provision for income taxes in the third quarter included an incremental tax benefit of $11.1 million. During the fourth quarter as a result of a change in circumstances related to Kronos’ sale and the sale by certain of our affiliates of their shares of TIMET common stock, which sale provided an opportunity for Kronos and other members of our consolidated U.S. federal income tax group to elect to claim foreign tax credits, Kronos determined that it could tax-efficiently remit non-cash dividends from its non-U.S. jurisdictions before the end of the year, that absent the TIMET sale would not have been considered. Kronos’ provision for income taxes in the fourth quarter of 2012 includes an incremental tax related to the non-cash dividend distributions of $8.0 million.

•

Kronos’ income tax provision in 2011 includes $17.2 million for U.S. incremental income taxes on current earnings repatriated from its German subsidiary, which earnings were used to fund a portion of the redemption and repurchases of its Senior Secured Notes.

•

The income tax provision in 2010 includes a $35.2 million non-cash income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of its German corporate and trade tax net operating loss carryforwards.

Effects of Currency Exchange Rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of its sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of its sales generated from its non-U.S. operations is denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates - 2012 vs. 2011
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of	Total currency impact 2012 vs.
	2011	2012	Change	rate changes	2011
	(in millions)
Impact on:
Net sales	$—	$—	$—	$(82)	$(82)
Income from operations	3	(1)	(4)	(6)	(10)

Impact of changes in currency exchange rates – 2011 vs. 2010
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of	Total currency impact 2010 vs.
	2010	2011	Change	rate changes	2011
	(in millions)
Impact on:
Net sales	$—	$—	$—	$70	$70
Income from operations	8	3	(5)	5	—

The negative impact on income from operations in 2012 versus 2011 is due to increased currency transaction losses in 2012 as compared to currency transaction gains in 2011 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables. The impact on income from operations in 2011 versus 2010 was minimal.

Outlook

During the first quarter of 2012, Kronos operated its production facilities at full practical capacity levels, consistent with its operating rates throughout 2011. Kronos operated its facilities at reduced rates during the second, third and fourth quarters of 2012 to align its production levels and inventories to current and anticipated near-term customer demand levels. If economic conditions improve in the various regions of the world during 2013, Kronos expects demand for its TiO2 products would increase, and the operating rates for its production facilities as well as its sales volumes would be expected to be higher in 2013 as compared to 2012.

Kronos implemented significant increases throughout 2011 and raised prices in certain markets in the first half of 2012, and as a result its average selling prices were 10% higher in 2012 as compared to 2011. While its average selling prices at the end of the second quarter of 2012 were comparable to the end of 2011, Kronos’ average selling prices declined during the second half of 2012. Its average selling prices at the end of 2012 were 10% lower than at the end of the third quarter of 2012 and were 17% lower than at the end of 2011.

As expected, Kronos experienced significantly higher TiO2 feedstock costs in 2012 as compared to 2011 driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. Kronos had experienced some moderation in the cost of TiO2 feedstock ore procured in 2013, but its cost of sales per metric ton of TiO2 sold in the first quarter of 2013 is expected to be higher as compared to its expected cost of sales per metric ton of TiO2 sold in the remainder of 2013, as a substantial portion of the TiO2 products Kronos expects to sell in the first quarter of 2013 will have been produced with the higher-cost feedstock ore procured in 2012. Although the cost of feedstock ore has moderated recently, such reductions have been inadequate to compensate for the decline in selling prices for Kronos’ products. As a result, Kronos expects to implement increases in its selling prices during 2013 in order to adequately compensate for its raw material production costs, as Kronos is starting 2013 with selling prices 17% lower than as compared to the start of 2012.

Overall, Kronos expects that income from operations in 2013 will be significantly lower as compared to 2012, as the relatively negative effect associated with the impact on its first quarter 2012 income from operations resulting from the sale of TiO2 produced with the lower-cost feedstock ore purchased in 2011 would more than offset the favorable effect of the higher sales and production volumes that would result assuming demand levels improve, as well as the favorable impact of increases in Kronos’ selling prices that it is able to achieve during 2013.

Kronos’ expectations for its future operating results are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances. If actual developments differ from its expectations, Kronos’ results of operations could be unfavorably affected.

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

We recognized consolidated defined benefit pension plan expense of $.6 million in 2010 compared to pension plan income of $.4 million in 2011 and pension plan expense of $.1 million in 2012. The funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to all of our plans of approximately $.5 million in 2010, $.6 million in 2011 and $2.2 million in 2012.

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

At December 31, 2012, our projected benefit obligations for defined benefit plans comprised $50.0 million related to U.S. plans and $9.4 million for the U.K. plan, which is associated with a former disposed business. We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2010 and expense in 2011	Obligations at December 31, 2011 and expense in 2012	Obligations at December 31, 2012 and expense in 2013
U.S.	5.1%	4.2%	3.6%
United Kingdom	5.5%	5.0%	4.5%

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

At December 31, 2012, approximately 80% of the plan assets related to plan assets for our plans in the U.S., with the remainder related to the U.K. plan. We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets of each of our plans and the expected long-term rates of return for such asset components as well as the historical rates of return achieved. At December 31, 2011 and 2012, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold C. Simmons is the sole trustee of the CMRT and is a member of the CMRT investment committee.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Prior to December 2012, the CMRT had an investment in TIMET common stock; however, in December, 2012 the CMRT sold its shares of common stock in conjunction with the tender offer discussed in Note 6. During the history of the CMRT from its inception in 1988 through December 31, 2012, the average annual rate of return has been 14%.

The CMRT weighted-average asset allocation by asset category was as follows:

	December 31,
	2011	2012
Equity securities and limited partnerships	85%	53%
Fixed income securities	14	12
Other, mainly cash	1	35

Total	100%	100%

The increase in the relative portion of the CMRT invested in cash and other assets at December 31, 2012 is the result of the CMRT’s December 2012 disposition of its shares of TIMET common stock, which generated aggregate proceeds to the CMRT of $254.7 million (or approximately 35% of the CMRT’s total asset value at December 31, 2012). Subsequently in January 2013, the CMRT redeployed such proceeds into other investments.

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

Our assumed long-term rates of return on plan assets for 2010, 2011 and 2012 were as follows:

	2010	2011	2012
U.S.	10.0%	10.0%	10.0%
United Kingdom	5.8%	5.8%	5.8%

We currently expect to utilize the same long-term rate of return on plan asset assumptions in 2013 as we used in 2012 for purposes of determining the 2013 defined benefit pension plan expense.

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

During 2012, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $.4 million. This actuarial loss resulted primarily from the general reduction in discount rates from December 31, 2011 to December 31, 2012, partially offset by an actual return on plan assets during 2012 in excess of the expected return.

During 2011, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $10.4 million. This actuarial loss resulted primarily from the actual return on plan assets below the assumed return and the general reduction in discount rates from December 31, 2010 to December 31, 2011.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2013, we expect to recognize defined benefit pension credit of approximately $.6 million in 2013. In comparison, we expect to be required to contribute approximately $1.6 million to such plans during 2013.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2012, our aggregate projected benefit obligations would have increased by approximately $1.4 million at that date. Such a change would not materially impact our defined benefit pension income for 2013. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.1 million during 2013.

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

We recognized consolidated OPEB expense of $.3 million in 2010 and recognized income of $.6 million in each of 2011 and 2012. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $.8 million in 2010 and $.5 million in each of 2011 and 2012. Substantially all of our accrued OPEB cost relates to benefits being paid to retirees and their dependents, and no OPEB benefits are being earned by current employees. As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year. Accordingly, the amount of accrued OPEB expense is expected to decline gradually over time.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries. In certain cases, we have the right to pass on to retirees all or a portion of increases in health care costs. During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide and plan-design cost containment initiatives. For example, at December 31, 2012 the expected rate of increase in future health care costs ranges from 7.5% in 2013, declining to 5.0% in 2018 and thereafter.

In the fourth quarter of 2010, we amended our benefit formula for most participants of the plan effective January 1, 2011, resulting in a prior service credit of approximately $3.6 million as of December 31, 2010. Key assumptions including the health care cost trend rate as of December 31, 2010 now reflect these plan revisions to the benefit formula.

Based on the actuarial assumptions and amended benefit formula described above, we expect to recognize consolidated OPEB income of approximately $.7 million in 2013. In comparison, we expect to be required to make approximately $.6 million of contributions to such plans during 2013.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used are reasonable and appropriate. If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2012, our aggregate projected benefit obligations would have increased by less than $.1 million at that date, and the change to OPEB expense would not have been material for 2013. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by $.1 million at December 31, 2012 and the change to OPEB expense would not have been material.

Non-U.S. Operations

Kronos—Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates. At December 31, 2012, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian krone and British pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income (loss) from operations. Cash flows provided by operating activities decreased from $48.2 million in 2011 to $18.0 million in 2012. The $30.2 million decrease in cash provided by operating activities includes the net effect of:

•	lower dividends received from Kronos in 2012 of $16.7 million primarily due to Kronos’ special dividend of $.50 per share in 2011,

•	lower income from operations attributable to CompX’s continuing operations in 2012 of $1.0 million and lower income from operations attributable to CompX’s discontinued operations of $1.7 million,

•	higher net corporate expenses in 2012 of $4.0 million,

•	lower cash received from insurance recoveries in 2012 of $13.0 million,

•	higher net cash provided by relative changes in receivables, inventories, payables and accrued liabilities in 2012 of $6.0 million,

•	higher cash paid for income taxes in 2012 of $.8 million and

•	lower cash paid for interest in 2012 of $1.4 million due to the interest payment on CompX’s note payable to affiliate in March 2011 which included deferred interest for all of 2010.

Cash flows provided by operating activities increased from $5.4 million in 2010 to $48.2 million in 2011. The $42.8 million increase in cash provided by operating activities includes the net effect of:

•	aggregate dividends from Kronos of $37.9 million in 2011 (including $17.6 million attributable to Kronos’ special dividend of $.50 per share) compared to $4.4 million in 2010,

•

higher income from continuing operations of $.5 million and higher income from discontinued operations of $5.6 million in 2011 attributable to CompX primarily due to the $7.5 million received from CompX’s patent litigation settlement gain recognized in 2011, partially offset by $2.0 million in facility consolidation costs,

•	the $19.0 million paid in 2010 related to the litigation settlement expense,

•	higher net corporate expenses in 2011 of $8.5 million,

•	lower net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2011 of $4.7 million, including accruals related to environmental and related matters,

•	the $3.2 million received in 2010 related to the litigation settlement gain,

•	lower cash received for insurance recoveries of $1.9 million in 2011,

•	higher cash paid for income taxes in 2011 of $3.1 million, and

•	higher cash paid for interest in 2011 of $1.5 million mainly due to timing of interest payments as discussed in Note 13 to our Consolidated Financial Statements.

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

	Years ended December 31,
	2010	2011	2012
	(In millions)
Cash provided by operating activities:
CompX	$13.0	$16.0	$13.8
NL Parent and wholly-owned subsidiaries	(2.2)	37.6	9.6
Eliminations	(5.4)	(5.4)	(5.4)

Total	$5.4	$48.2	$18.0

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding was comparable from December 31, 2011 to December 31, 2012. Our overall December 31, 2012 days in inventory compared to December 31, 2011 is consistent and is in line with our expectations. For comparative purposes, we have provided 2010 numbers below.

	2010	2011	2012
Days sales outstanding	41 days	39 days	40 days
Days in inventory	70 days	71 days	71 days

Investing Activities

Net cash provided by investing activities totaled $92.2 million in 2012, $9.8 million in 2011 and $2.8 million in 2010. Capital expenditures, substantially all of which relate to CompX, were $4.6 million in 2012, $3.3 million in 2011 and $2.1 million in 2010. Capital expenditures have primarily emphasized improvements to CompX’s manufacturing facilities and investments in manufacturing equipment, which utilize new technologies and increase automation of the manufacturing process to provide for increased productivity and efficiency.

During 2012:

•	we received $15.6 million from the final closing contained in a settlement agreement related to condemnation proceedings on certain real property we formerly owned in New Jersey,

•	we sold CompX’s Furniture Components operations for net proceeds of $58.0 million less cash of the disposed operations of $5.4 million,

•	we sold our 1.4 million shares of common stock of TIMET for $24.1 million and

•

we received $6.8 million in proceeds from the sale of certain real property we owned in North Carolina and from the sale of CompX’s Byron Center facility which was previously included in assets held for sale.

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

Financing Activities

Net cash used in financing activities totaled $44.1 million in 2012, $61.5 million in 2011 and $17.8 million in 2010. We paid cash dividends of $24.3 million ($.50 per share) and CompX paid $.8 million in cash dividends to noncontrolling interests in each of 2012, 2011 and 2010. Other financing activities over the past three years include:

During 2012:

•	CompX repaid an aggregate of $3.8 million on its promissory note payable,

•	CompX repaid $2.0 million that was outstanding under its revolving credit facility,

•	we paid an aggregate and final $9.0 million on a promissory note issued in conjunction with a litigation settlement and

•	we had net repayments of $4.1 million on our promissory note with Valhi.

During 2011:

•	CompX repaid $20.0 million in principal payments on its promissory note payable,

•	CompX had net repayments of $.6 million under its revolving credit facility,

•	we paid $9.0 million in 2011 on a promissory note in conjunction with a litigation settlement and

•	we had net repayments of $7.2 million on our promissory note with Valhi.

During 2010:

•	we paid $7.0 million for the repurchase of noncontrolling interest in a subsidiary’s stock in 2010,

•	CompX had net borrowings under its revolving credit facility of $3.0 million and

•	we borrowed a net $11.3 million on a promissory note with Valhi.

Outstanding Debt Obligations and Borrowing Availability

At December 31, 2012, our consolidated indebtedness comprised of CompX’s note payable to TIMET in the amount of $18.5 million.

In January 2012, we amended and restated CompX’s revolving bank credit facility to, among other things, decrease the size of the facility to $30 million. The $2.0 million outstanding at December 31, 2011 was repaid in the fourth quarter of 2012 prior to the completion of the disposal of CompX’s Furniture Components operations, at which time we terminated the credit facility. See Note 13 to our Consolidated Financial Statements.

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

NL, CompX and Kronos are each in compliance with all of their respective debt covenants at December 31, 2012. Our and the ability of our affiliates to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements. We believe each of NL, CompX and Kronos will be able to comply with its respective financial covenants contained in their credit facilities through the maturity date of the respective facilities; however if future operating results differ materially from our current expectations, we, CompX or Kronos might not be able to maintain compliance.

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

At December 31, 2012, we had an aggregate of $85 million of restricted and unrestricted cash and cash equivalents. A detail by entity is presented in the table below. Substantially all of the $63.8 million aggregate cash and cash equivalents held by CompX was held in the U.S.

CompX	$63.8
NL Parent and wholly-owned subsidiaries	21.2

Total	$85.0

In addition, at December 31, 2012 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $179.7 million. See Note 6 to our Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at December 31, 2011 with an aggregate market value of $686.8 million. See Note 7 to our Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2013). If actual developments differ from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis. At December 31, 2012, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing. The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion. We currently do not expect to be required to borrow any amounts from Valhi during 2013 under this facility.

Capital Expenditures

Capital expenditures, substantially all of which relate to CompX were $2.1 million in 2010, $3.3 million in 2011 and $4.6 million in 2012. Such capital expenditures for 2010, 2011 and 2012 include amounts attributable to our disposed operations. Approximately $.6 million of CompX’s 2012 capital expenditures and $.9 million of estimated 2013 capital expenditures relate to the implementation of a new manufacturing and accounting system for CompX’s Security Products and Marine Components operations. Capital expenditures over all three years were primarily related to expenditures required to meet expected customer demand and properly maintain our facilities and technology infrastructure. We currently estimate capital expenditures related to CompX for 2013 are approximately $3.6 million. Capital spending for 2013 is expected to be funded through cash on hand and cash generated from operations and relates to expenditures required to meet expected customer demand and properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of the annual dividends we would expect to receive from our subsidiaries and affiliates in 2013, based on the number of shares of common stock of these affiliates we own as of December 31, 2012 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at December 31, 2012	Quarterly Dividend Rate	Annual Expected Dividend
	(In millions)		(In millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.125	5.4
Valhi	14.4	.05	2.9

Total expected annual dividends			$29.4

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

In November 2010, Kronos completed a secondary public offering of 17.94 million shares of its common stock in an underwritten offering for net proceeds of $337.6 million. The price to the public was $20.00 per share, and the underwriting discount was 5.75% (or $1.15 per share). Costs of the offering (exclusive of the underwriting discount) were approximately $.7 million. The shares of Kronos common stock issued in the secondary offering are identical to the previously issued outstanding shares in all respects, including par value, liquidation and dividend preference. All shares were sold to third-party investors. Upon completion of the offering our ownership of Kronos was reduced from 36.0% to 30.4%. We accounted for the reduction in our ownership interest in Kronos in accordance with ASC 323-10-40, and consequently we recognized a $78.9 million gain in the fourth quarter of 2010, representing the increase in our proportionate interest in Kronos’ net assets from immediately prior to immediately following Kronos’ stock issuance. See Note 7 to our Consolidated Financial Statements.

Summary of Debt and Other Contractual Commitments

As more fully described in the notes to our Consolidated Financial Statements, we are party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 13 and 19 to our Consolidated Financial Statements. The following table summarizes our contractual commitments as of December 31, 2012 by the type and date of payment.

	Payment due date
Contractual commitment	2013	2014/2015	2016/2017	2018 and after	Total
	(In millions)
Indebtedness:
Principal	$1.0	$17.5	$—	$—	$18.5
Interest	.2	.2	—	—	.4
Operating leases	.1	.2	.1	—	.4
Purchase obligations	14.0	—	—	—	14.0
Fixed asset acquisitions	.6	—	—	—	.6
Other	1.0	2.0	1.0	—	4.0

	$16.9	$19.9	$1.1	$—	$37.9

The amount shown for our commitments related to indebtedness, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. The amount shown for interest on indebtedness is based upon the December, 31, 2012 interest rates on the outstanding indebtedness and assumes such interest rates remain unchanged through the maturity date of the indebtedness. The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments. Fixed asset acquisitions include firm purchase commitments for capital projects.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. We expect to fund an aggregate of $2.2 million to our defined benefit pension and OPEB plans during 2013, as discussed in further detail above.

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

Interest rates—We are exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2011 and 2012, all of our outstanding indebtedness comprised variable-rate instruments. The following table presents principal amounts, interest rates and fair value for our outstanding indebtedness at December 31, 2011 and 2012. See Note 13 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)
As of December 31, 2012:

Variable-rate indebtedness:
Note payable TFMC	$18.5	$18.5	1.4%	2014

As of December 31, 2011:

Variable-rate indebtedness:
Note payable to affiliate—TFMC	$22.2	$22.2	1.4%	2014
Note payable to affiliate—Valhi	4.1	4.1	6.0%	2013
Credit facility	2.0	2.0	4.4%	2015
Promissory note payable	9.0	9.0	3.3%	2012

	$37.3	$37.3

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2012 the analysis indicated that such rate movements would not have a material effect on our financial results from operations or cash flows. However, actual gains or losses in the future may differ materially from our analysis based on changes in the timing and amount of interest rate movement.

Marketable Security Prices—We are exposed to market risk due to changes in prices of the marketable securities which we own. The fair value of our equity securities at December 31, 2011 and 2012 was $311.4 million and $179.6 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $31.1 million at December 31, 2011 and $18.0 million at December 31, 2012.

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

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2012.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2012. Our independent registered public accounting firm is also required to annually attest to our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the COSO framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report, which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE. During 2012, our chief executive officer filed such annual certification with the NYSE. The 2012 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2012 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our 2013 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our 2013 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our 2013 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our 2013 proxy statement. See also Note 17 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to our 2013 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	and (c) Financial Statements and Schedules

The Registrant

The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (30%-owned at December 31, 2012) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

We have included as exhibits the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2012 will be furnished to the Commission upon request.

We will also furnish, without charge, a copy of our amended and restated Code of Business Conduct and Ethics, as adopted by the board of directors on February 15, 2012, upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

Item No.	Exhibit Index

3.1	Certificate of Amended and Restated Certificate of Incorporation dated May 22, 2008 - incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-00640) for the annual meeting held on May 21, 2008.

3.2	Amended and Restated Bylaws of NL Industries, Inc. as of May 23, 2008 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-00640) filed with the U.S. Securities and Exchange Commission on May 23, 2008.

10.1	Lease Contract dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1985.

10.2	Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.3	Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.4	Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.5	Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.6	Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.7	Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.8	Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.9	Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.). and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.10	Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. – incorporated by reference to Exhibit 10.9 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

10.11	Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. – incorporated by reference to Exhibit to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

10.12	Euro 80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. (File No. 001-00640) for the quarter ended June 30, 2002.

10.13	First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent - incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Kronos Worldwide, Inc. (File No. 333-119639).

10.14	Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.3 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.15	Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.4 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.16	Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.5 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.17	Fifth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of October 28, 2010 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kronos International, Inc. dated October 28, 2010 (File No. 333-100047).

10.18	Sixth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 27, 2012 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Titania AS, Kronos Norge AS, and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Current Report on Form 8-K (File No. 001-31763) filed with the U.S. Securities and Exchange Commission on October 3, 2012.

10.19	Credit Agreement, dated June 13, 2012, by and among Kronos Worldwide, Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Current Report on Form 8-K (File No. 001-31763) dated June 13, 2012 and filed on June 18, 2012.

10.20	Guaranty and Security Agreement, dated June 13, 2012, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated June 13, 2012 and filed on June 18, 2012.

10.21	Intercreditor Agreement dated as of June 18, 2012, by and between Wells Fargo Capital Finance and Wells Fargo Bank, National Association, and acknowledged by Kronos Worldwide, Inc., Kronos Louisiana, Inc. and Kronos (US), Inc. – incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A (File No. 001-31763) of Kronos Worldwide, Inc. dated June 13, 2012 and filed on June 19, 2012.

10.22	$50,000,000 Credit Agreement between CompX International Inc. and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 - incorporated by reference to Exhibit 10.9 of CompX International Inc.’s Form 10-K (File No. 1-13905) for the year ended December 31, 2009.

10.23	First Amendment to Credit Agreement dated as of October 16, 2007 among CompX International Inc., CompX Security Products, Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.3 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on October 22, 2007.

10.24	Second Amendment to Credit Agreement dated as of January 15, 2009 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on January 21, 2009.

10.25	Third Amendment to Credit Agreement dated as of September 21, 2009 by and among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association and Comerica Bank – incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Form 8-K (File No. 1-13905) filed on September 24, 2009.

10.26	Fourth Amendment to Credit Agreement dated as of May 10, 2010 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine, Inc., Wells Fargo Bank, National Association, as successor-by-merger to Wachovia Bank, National Association and Comerica Bank – incorporated by reference to Exhibit 10.10 of CompX International Inc.’s Form 8-K filed on May 19, 2010 (File No. 1-13905).

10.27	Fifth Amendment to Credit Agreement dated as of July 26, 2011 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine, Inc., Wells Fargo Bank, National Association, and Comerica Bank – incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Form 10-Q filed on August 2, 2011 (File No. 1-13905).

10.28	Amended and Restated Credit Agreement dated as of January 13, 2012 between CompX International Inc. and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Current Report on Form 8-K filed on January 17, 2012 (File No. 1-13905).

10.29	Credit Agreement Termination Letter dated December 29, 2012 – incorporated by reference to Exhibit 10.2 of of the CompX International Inc.’s Form 8-K filed on January 4, 2013 (File No. 1-13905).

10.30	Securities Purchase Agreement by and among CompX International Inc., CompX Asia Holding Corporation, Knape & Vogt Canada Inc. and GSlide Corporation dated December 28, 2012 – incorporated by reference to Exhibit 10.1 of the CompX International Inc.’s Form 8-K filed on January 4, 2013 (File No. 1-13905).

10.31 *	Kronos Worldwide, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of Kronos Worldwide, Inc. Registration statement on Form S-8 (File No. 333-113425). Filed on May 31, 2012.

10.32 *	CompX International Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 10.2 of CompX International Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2012.

10.33 *	NL Industries, Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 4.4 of Registrant’s statement on Form S-8 (File No. 001-00640) Filed on May 31, 2012.

10.34	Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation – incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1991.

10.35	Insurance Sharing Agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and NL Industries, Inc. – incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2003.

10.36	Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q (File No. 001-31763) for the quarter ended March 31, 2004.

10.37	Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 to the CompX International Inc. Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.38	Intercorporate Services Agreement by and between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to the NL Industries, Inc. Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended March 31, 2004.

10.39	Amended and Restated Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc - incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. (File No. 001-31763) for the year ended December 31, 2012.

10.40 **	Amended and Restated Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective December 1, 2012 subsidiaries of the Registrant.

10.41	Fifth Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2012 in the original principal amount of $100.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc. incorporated by reference to Exhibit 10.27 to the Current Report on Form 10-K to the Kronos Worldwide, Inc.

10.42 **	Third Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2012 in the original principal amount of $40.0 million executed by NL Industries, Inc. and payable to the order of Valhi, Inc.

10.43	Unsecured Term Loan Promissory Note dated February 15, 2013 in the original principal amount of $290 million executed by Kronos Worldwide, Inc. and payable to the order of Contran Corporation - incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated February 15, 2013.

21.1 **	Subsidiaries of the Registrant.

23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.

23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.

31.1 **	Certification

31.2 **	Certification

32.1 **	Certification

99.1	Consolidated financial statements of Kronos Worldwide, Inc. – incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2012.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc. (Registrant)

By:	/s/ Harold C. Simmons
Harold C. Simmons
March 12, 2013
(Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 12, 2013	Steven L. Watson, March 12, 2013
(Chairman of the Board and Chief Executive Officer)	(Director)

/s/ Thomas P. Stafford	/s/ C. H. Moore, Jr.
Thomas P. Stafford, March 12, 2013	C. H. Moore, Jr., March 12, 2013
(Director)	(Director)

/s/ Terry N. Worrell	/s/ Gregory M. Swalwell
Terry N. Worrell, March 12, 2013	Gregory M. Swalwell, March 12, 2013
(Director)	(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

/s/ Tim C. Hafer
Tim C. Hafer, March 12, 2013
(Vice President and Controller, Principal Accounting Officer)

NL Industries, Inc.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NL Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries at December 31, 2011 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 12, 2013

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$11,652	$77,987
Restricted cash and cash equivalents	3,337	5,354
Accounts and other receivables, net	14,946	12,049
Receivable from affiliates	214	—
Inventories, net	19,578	11,223
Prepaid expenses and other	1,364	1,769
Deferred income taxes	7,213	4,271

Total current assets	58,304	112,653

Other assets:
Marketable securities	311,419	179,662
Investment in Kronos Worldwide, Inc.	281,257	323,128
Goodwill	47,553	27,156
Assets held for sale	6,649	1,965
Other assets, net	4,258	1,889

Total other assets	651,136	533,800

Property and equipment:
Land	11,639	5,138
Buildings	27,301	20,791
Equipment	129,685	59,010
Construction in progress	1,477	1,442

	170,102	86,381
Less accumulated depreciation	118,300	52,052

Net property and equipment	51,802	34,329

Total assets	$761,242	$680,782

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2011	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$1,000
Accounts payable	8,184	5,363
Accrued and other current liabilities	13,974	12,221
Accrued environmental remediation and related costs	7,301	5,667
Payable to affiliates	20	528
Income taxes	1,327	6

Total current liabilities	40,806	24,785

Noncurrent liabilities:
Long-term debt	27,285	17,480
Accrued pension costs	16,743	13,747
Accrued postretirement benefits (OPEB) costs	4,373	3,861
Accrued environmental remediation and related costs	34,336	42,339
Deferred income taxes	192,492	171,915
Other	19,215	18,572

Total noncurrent liabilities	294,444	267,914

Equity:
NL stockholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Common stock, $.125 par value; 150,000 shares authorized; 48,663 and 48,669 shares issued and outstanding	6,082	6,083
Additional paid-in capital	300,067	300,227
Retained earnings	113,555	163,758
Accumulated other comprehensive loss	(4,724)	(95,253)

Total NL stockholders’ equity	414,980	374,815

Noncontrolling interest in subsidiary	11,012	13,268

Total equity	425,992	388,083

Total liabilities and equity	$761,242	$680,782

Commitments and contingencies (Notes 15 and 19)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2010	2011	2012
Net sales	$76,138	$79,815	$83,196
Cost of sales	53,678	55,708	58,869

Gross margin	22,460	24,107	24,327

Selling, general and administrative expense	16,076	16,560	17,747
Other operating income (expense):
Insurance recoveries	18,813	16,942	3,311
Litigation settlement gains	5,286	—	14,964
Litigation settlement expense	(32,174)	—	—
Assets held for sale write-down	(500)	(1,135)	(1,162)
Other income, net	124	952	3,612
Goodwill impairment	—	—	(6,406)
Corporate expense and other, net	(15,639)	(24,973)	(28,958)

Loss from operations	(17,706)	(667)	(8,059)

Equity in earnings of Kronos Worldwide, Inc.	45,623	97,577	66,437

Other income (expense):
Gain on reduction in ownership interest in Kronos Worldwide, Inc.	78,910	—	—
Securities transaction gains	—	—	16,567
Interest and dividends	2,441	2,966	3,200
Interest expense	(1,502)	(1,541)	(1,023)

Income from continuing operations before taxes	107,766	98,335	77,122

Provision for income taxes	36,439	19,751	19,933

Income from continuing operations	71,327	78,584	57,189

Income (loss) from discontinued operations, net of tax	(550)	4,071	21,893

Net income	70,777	82,655	79,082

Noncontrolling interest in net income of subsidiary	396	998	4,546

Net income attributable to NL stockholders	$70,381	$81,657	$74,536

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

(In thousands, except per share data)

	Years ended December 31,
	2010	2011	2012
Amounts attributable to NL stockholders:

Income from continuing operations	$70,881	$78,128	$56,730
Income (loss) from discontinued operations	(500)	3,529	17,806

Net income attributable to NL stockholders	$70,381	$81,657	$74,536

Basic and diluted net income (loss) per share:
Income from continuing operations	$1.41	$1.61	$1.16
Discontinued operations	(.01)	.07	.37

Net income per share	$1.40	$1.68	$1.53

Cash dividend per share	$.50	$.50	$.50

Basic and diluted weighted average shares outstanding	48,627	48,658	48,667

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2010	2011	2012
Net income	$70,777	$82,655	$79,082

Other comprehensive income (loss), net of tax:

Marketable securities	29,570	118,304	(81,032)

Currency translation	1,977	(6,105)	(3,606)

Defined benefit pension plans	1,040	(7,944)	(6,924)

Other postretirement benefit plans	2,253	(248)	(449)

Total other comprehensive income (loss), net	34,840	104,007	(92,011)

Comprehensive income (loss)	105,617	186,662	(12,929)

Comprehensive income (loss) attributable to noncontrolling interest	652	902	(3,064)

Comprehensive income (loss) attributable to NL stockholders	$104,965	$185,760	$(15,993)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES , INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2010, 2011 and 2012

(In thousands, except per share data)

	NL Stockholders’ Equity
		Additional		Accumulated other
	Common	paid-in	Retained	comprehensive	Noncontrolling
	stock	capital	earnings	income (loss)	interest	Total
Balance at December 31, 2009	$6,076	$311,939	$—	$(143,411)	$11,054	$185,658

Net income	—	—	70,381	—	396	70,777
Other comprehensive income, net of tax	—	—	—	34,584	256	34,840
Issuance of common stock	2	131	—	—	—	133
Cash dividends—$.50 per share	—	(10,162)	(14,152)	—	(809)	(25,123)
Other, net	—	(2,439)	—	—	9	(2,430)

Balance at December 31, 2010	6,078	299,469	56,229	(108,827)	10,906	263,855

Net income	—	—	81,657	—	998	82,655
Other comprehensive income (loss), net of tax	—	—	—	104,103	(96)	104,007
Issuance of common stock	4	560	—	—	18	582
Cash dividends—$.50 per share	—	—	(24,331)	—	(814)	(25,145)
Other, net	—	38	—	—	—	38

Balance at December 31, 2011	6,082	300,067	113,555	(4,724)	11,012	425,992

Net income	—	—	74,536	—	4,546	79,082
Other comprehensive loss, net of tax	—	—	—	(90,529)	(1,482)	(92,011)
Issuance of common stock	1	74	—	—	—	75
Cash dividends—$.50 per share	—	—	(24,333)	—	(818)	(25,151)
Other	—	86	—	—	10	96

Balance at December 31, 2012	$6,083	$300,227	$163,758	$(95,253)	$13,268	$388,083

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$70,777	$82,655	$79,082

Depreciation and amortization	7,734	6,829	5,826
Deferred income taxes	38,420	21,002	27,433
Provision for inventory reserves	556	255	454
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	768	(245)	209
Other postretirement benefit plans	257	(564)	(640)
Equity in earnings of Kronos Worldwide, Inc.	(45,623)	(97,577)	(66,437)
Distributions from Kronos Worldwide, Inc.	4,402	37,861	21,132
Net gains from:
Real estate-related litigation settlement	—	—	(14,964)
Reduction in ownership interest in Kronos Worldwide, Inc.	(78,910)	—	—
Securities transaction gains, net	—	—	(16,567)
Sale of business unit	—	—	(23,674)
Reversal of accrued contingent consideration	—	—	(778)
Litigation settlement expense:
Accrued	32,174	—	—
Settlement payments made	(19,012)	—	—
Goodwill impairment	—	—	6,406
Assets held for sale write-down	500	1,135	1,162
Other, net	287	339	(3,103)
Change in assets and liabilities:
Accounts and other receivables, net	(2,268)	57	(476)
Inventories, net	(2,482)	(439)	174
Prepaid expenses and other	92	(126)	(1,871)
Accounts payable and accrued liabilities	1,915	(4,403)	1,550
Income taxes	2,328	463	(1,450)
Accounts with affiliates	1,016	1,087	729
Accrued environmental remediation and related costs	(5,446)	1,237	6,369
Other noncurrent assets and liabilities, net	(2,067)	(1,332)	(2,566)

Net cash provided by operating activities	5,418	48,234	18,000

Cash flows from investing activities:
Capital expenditures	(2,132)	(3,276)	(4,564)
Acquisition, net of cash acquired	—	(4,752)	—
Proceeds from real estate-related litigation settlement	—	—	15,603
Collection of promissory notes receivable	—	15,000	—
Change in restricted cash equivalents, net	4,969	2,524	(2,159)
Net proceeds from disposal of:
Assets held for sale	—	—	3,555
Marketable securities	299	239	24,146
Property, plant and equipment and other assets	1	184	3,290
Proceeds from disposal of business unit	—	—	58,027
Cash of disposed business unit	—	—	(5,426)
Purchase of marketable securities	(326)	(104)	(227)

Net cash provided by investing activities	2,811	9,815	92,245

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2010	2011	2012
Cash flows from financing activities:
Cash dividends paid	$(24,314)	$(24,331)	$(24,333)
Distributions to noncontrolling interests	(809)	(814)	(818)
Proceeds from issuance of stock:
NL common stock	69	342	—
CompX common stock	—	58	—
Indebtedness:
Borrowings	26,500	31,494	40,550
Repayments	(12,200)	(68,298)	(59,406)
Deferred financing costs paid	(28)	—	(79)
Repurchase of noncontrolling interest in subsidiary	(6,988)	—	—
Other	—	4	—

Net cash used in financing activities	(17,770)	(61,545)	(44,086)

Net increase (decrease)	$(9,541)	$(3,496)	$66,159

Cash and cash equivalents—net change from:
Operating, investing and financing activities	$(9,541)	$(3,496)	$66,159
Effect of exchange rate changes on cash	447	(313)	176
Cash and cash equivalents at beginning of year	24,555	15,461	11,652

Cash and cash equivalents at end of year	$15,461	$11,652	$77,987

Supplemental disclosures:
Cash paid (received) for:
Interest	$889	$2,430	$982
Income taxes, net	(1,332)	1,737	2,525

Non-cash investing and financing activities—accrual for capital expenditures	$159	$178	$484
Non-cash financing activity—promissory note payable incurred in connection with litigation settlement	18,000	—	—

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1—Summary of significant accounting policies:

Nature of our business—NL Industries, Inc. (NYSE: NL) is primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE Amex: CIX). We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc. (NYSE: KRO).

Organization—At December 31, 2012, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries held an aggregate of approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Management’s estimates—In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosures of contingent assets and liabilities at each balance sheet date and the reported amounts of our revenues and expenses during each reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

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

Currency translation—The financial statements of our non-U.S. subsidiaries are translated to U.S. dollars. The functional currency of our non-U.S. subsidiaries is generally the local currency of their country. Accordingly, we translate the assets and liabilities at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income, net of related deferred income taxes and noncontrolling interest. We recognize currency transaction gains and losses in income. In December 2012 we sold CompX’s Furniture Components business, which comprised all of CompX’s subsidiaries whose functional currency was not the U.S. dollar. See Note 2.

Cash and cash equivalents—We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Restricted cash equivalents—We classify cash equivalents that have been segregated or are otherwise limited in use as restricted. To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability. To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset. See Note 10.

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

We accumulate unrealized gains and losses on available-for-sale securities as part of accumulated other comprehensive income, net of related deferred income taxes and noncontrolling interest. We calculate realized gains and losses by the specific identification of securities sold. See Note 6.

Accounts receivable—We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales—We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. We generally base inventory costs for all inventory categories on an average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overhead based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Investment in Kronos Worldwide, Inc.—We account for our 30% non-controlling interest in Kronos by the equity method. See Note 7.

Goodwill and other intangible assets; amortization expense—Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations. Goodwill is not subject to periodic amortization. We amortize other intangible assets, consisting principally of certain acquired patents and tradenames, using the straight-line method over their estimated lives and state them net of accumulated amortization. We evaluate goodwill for impairment annually, or when circumstances indicate the carrying value may not be recoverable. We evaluate other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. See Notes 8 and 10.

Property and equipment; depreciation expense—We state property and equipment, including purchased computer software for internal use, at cost. We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software. We use accelerated depreciation methods for income tax purposes, as permitted. Depreciation expense was $4.0 million in 2010, $3.6 million in 2011, and $3.2 million in 2012. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform impairment tests by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine whether impairment exists.

Employee benefit plans—Accounting and funding policies for our retirement and post retirement benefits other than pensions (OPEB) plans are described in Note 16.

Income taxes—We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 19. We are party to a tax sharing agreement with Valhi and Contran pursuant to which we generally compute our provision for income taxes on a separate-company basis and we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the individual company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis. The separate company provisions and payments are computed using the tax elections made by Contran. We received net income tax refunds from Valhi of $.7 million in 2010, $.4 million in 2011 and $.2 million in 2012.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not permanently reinvested. In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. At December 31, 2011, we had no earnings of non-U.S. subsidiaries subject to permanent reinvestment plans. In December 2012, we sold CompX’s Furniture Components operations, which comprised all of CompX’s non-U.S. operating subsidiaries. See Note 2. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets which we believe do not meet the more-likely-than-not recognition criteria.

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

Environmental remediation costs—We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to present value. We recognize any recoveries of remediation costs from other parties when we deem their receipt probable. We expense any environmental remediation related legal costs as incurred. At December 31, 2011 and 2012, we had not recognized any receivables for recoveries. See Note 19.

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

Selling, general and administrative expenses; advertising costs; research and development costs—Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, legal and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Advertising costs related to continuing operations are expensed as incurred and were approximately $.3 million in 2010 and $.4 million in each of 2011 and 2012. Research, development and certain sales technical support costs related to continuing operations, expensed as incurred, were not material in 2010, 2011 or 2012.

Corporate expenses—Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Earnings per share—Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock reflects the diluted effect (if any) of our outstanding stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive was not material in each of 2010, 2011 and 2012. During 2010 and 2011, 10,350 and 25,950 options were exercised, respectively. All outstanding options had been exercised or expired by the end of 2011, and no options were issued during 2012.

Note 2—Discontinued operations:

On December 28, 2012, we completed the sale of CompX’s Furniture Components operations to a competitor of that business for proceeds, net of expenses, of approximately $58.0 million in cash. We recognized a pre-tax gain of $23.7 million on the disposal of these operations ($14.5 million, or $.30 per basic and diluted share, net of income taxes and noncontrolling interest in CompX, as shown in the table below). Such pre-tax gain includes income of $10.4 million associated with the reclassification out of accumulated other comprehensive income related to foreign currency translation. The income taxes associated with the pre-tax gain on disposal is less than the U.S. statutory income tax rate of 35% principally due to the utilization of foreign tax credits, the benefit of which had previously not been recognized under the “more-likely-than-not” recognition criteria. The Furniture Components operations primarily sold products with lower average margins and higher commodity raw material content than other operations of CompX’s business. Disposing of this business is expected to enable us to focus more effort on continuing to develop the remaining portion of CompX’s business that we believe has greater opportunity for higher returns and with less volatility relating to changes in the cost of commodity raw materials.

Selected financial data for the operations of the disposed Furniture Components business is presented below:

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Income statement:
Net sales	$59,125	$59,021	$60,722

Income from operations	$3,447	$9,061	$7,364

Income (loss) from discontinued operations:
Income before taxes	$3,490	$9,045	$7,284
Income tax expense	4,040	4,974	3,484

Income (loss) from discontinued operations, net of tax	(550)	4,071	3,800

Gain on sale of discontinued operations:
Gain on sale	—	—	23,674
Income tax expense	—	—	5,581

Gain on sale discontinued operations, net of tax	—	—	18,093

Total discontinued operations, net of tax	(550)	4,071	21,893

Noncontrolling interest in income (loss) from discontinued operations, net of tax	(50)	542	494
Noncontrolling interest in gain on sale of discontinued operations, net of tax	—	—	3,593

Total noncontrolling interest in discontinued operations, net of tax	(50)	542	4,087

Total discontinued operations, net of tax and noncontrolling interest	$(500)	$3,529	$17,806

In accordance with generally accepted accounting principles, the assets and liabilities relating to the Furniture Components business were eliminated from the 2012 Consolidated Balance Sheet at the date of sale. We have reclassified our Consolidated Statements of Income to reflect the disposed business as discontinued operations for all periods presented. We have not reclassified our Consolidated Balance Sheet or our Consolidated Statement of Cash Flows to reflect discontinued operations.

Major classes of assets and liabilities of discontinued operations included in our balance sheet at December 31, 2011 are as follows (in thousands):

December 31, 2011
(in thousands)
Cash	$6,337
Accounts receivables	6,087
Inventory	7,568
Other current assets	570
Goodwill	15,599
Property and equipment, net	17,424
Other noncurrent assets	312

Total assets	$53,897

Current liabilities	$7,858
Noncurrent liabilities	3,294

Total liabilities	$11,152

In conjunction with the sale of CompX’s Furniture Components business, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by our Taiwanese Furniture Component business. We had no additional use for the undeveloped land in Taiwan and therefore expected the land to be sold to a third party with CompX receiving the net proceeds. Based on the legal form of how we completed the disposal transaction, our interest in such land is represented by a $3.0 million promissory note receivable at December 31, 2012, issued to us by our former Taiwanese business which retained legal ownership in the land to facilitate the future sale of the land to a third party. The proceeds from the future sale of the land are required to be used to settle the note receivable. During the first quarter of 2013, an agreement was entered into with a third party to sell the land which is expected to be substantially completed by the end of the first quarter. The value of the note receivable as of December 31, 2012 represents the expected net proceeds less disposal costs based on the land sale agreement with the third party which represents a Level 2 input as defined by ASC 820-10-35. Such note receivable is classified as part of accounts receivable in our Consolidated Balance Sheet at December 31, 2012.

Note 3—Geographic information:

We operate in the security products industry and marine components industry through our majority ownership of CompX. CompX manufactures and sells security products including locking mechanisms and other security products for sale to the transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and other industries with a facility in South Carolina and a facility shared with marine components in Illinois. CompX also manufactures and distributes stainless steel exhaust systems, gauges and throttle controls primarily for recreational boats.

For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer, and property and equipment are attributable to their physical location. At December 31, 2011 and 2012, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $36.8 million and $3.1 million, respectively.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Net sales—point of destination:
United States	$72.0	$75.6	$78.3
Canada	1.9	2.0	2.2
Other	2.2	2.2	2.7

Total	$76.1	$79.8	$83.2

	December 31,
	2011	2012
	(In millions)
Identifiable assets—
Net property and equipment:
United States	$34.4	$34.3
Canada*	9.7	—
Taiwan*	7.7	—

Total	$51.8	$34.3

*	Denotes disposed operations. See Note 2.

Note 4—Accounts and other receivables, net:

	December 31,
	2011	2012
	(In thousands)
Trade receivables	$14,647	$8,696
Promissory note receivable	—	3,034
Accrued insurance recoveries*	586	476
Other receivables	106	51
Refundable income taxes	8	8
Allowance for doubtful accounts	(401)	(216)

Total**	$14,946	$12,049

*	The accrued insurance recoveries are discussed in Note 19.
**	Includes amounts related to disposed operations at December 31, 2011. See Note 2.

Note 5—Inventories, net:

	December 31,
	2011	2012
	(In thousands)
Raw materials	$6,757	$3,253
In process products	7,437	5,902
Finished products	5,384	2,068

Total*	$19,578	$11,223

*	Includes amounts related to disposed operations at December 31, 2011. See Note 2.

Note 6—Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(In thousands)
December 31, 2011:
Noncurrent assets (available-for-sale):
Valhi common stock	1	$289,711	$24,347	$265,364
TIMET common stock	1	21,708	7,351	14,357

Total		$311,419	$31,698	$279,721

December 31, 2012:
Noncurrent assets (available-for-sale):
Valhi common stock	1	$179,662	$24,347	$155,315

Our marketable securities consist of investments in the publicly-traded shares of our related parties: Valhi and Titanium Metals Corporation (TIMET). We account for our investments in Valhi and TIMET common stocks as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income. All of our marketable securities at December 31, 2011 and 2012 were carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.

At December 31, 2011 and 2012, we held approximately 14.4 million shares of Valhi’s common stock. At December 31, 2011 and 2012, the quoted market prices of Valhi common stock were $20.16 and $12.50 per share, respectively. In May 2012, Valhi implemented a 3-for-1 split of its common stock. We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to May 2012 to give effect to the stock split. The stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split.

At December 31, 2011, we held approximately 1.4 million, or .8%, of the outstanding common stock of TIMET, and Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons (including us) owned a majority of TIMET’s outstanding common stock. At December 31, 2011, the quoted market price of TIMET common stock was $14.98. In December 2012, we sold all of our shares of TIMET common stock for $23.9 million ($16.50 per share) pursuant to a cash tender offer by a third party, and all of our affiliates also sold their shares of TIMET common stock for the same price. Securities transactions in 2012 consist of a $16.6 million pre-tax gain we recognized on the sale of these TIMET shares.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 7—Investment in Kronos Worldwide, Inc.:

At December 31, 2011 and 2012, we owned approximately 35.2 million shares of Kronos common stock. The per share quoted market price of Kronos at December 31, 2011 and 2012 was $18.04 and $19.50 per share, respectively, or an aggregate market value of $635.3 million and $686.8 million, respectively.

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

At December 31, 2012, we had an aggregate of 450,000 shares of our Kronos common stock pledged in connection with certain liabilities incurred in environmental-related settlement obligations, of which 150,000 shares were released to us in January 2013 pursuant to the terms of the applicable settlement agreement discussed in Note 19.

The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Year ended December 31,
	2010	2011	2012
	(In millions)
Balance at the beginning of the year	$112.8	$231.7	$281.3
Equity in earnings of Kronos	45.6	97.6	66.4
Gain on reduction in ownership interest in Kronos	78.9	—	—
Dividends received from Kronos	(4.4)	(37.9)	(21.1)
Other, principally equity in Kronos’ other comprehensive loss	(1.2)	(10.1)	(3.5)

Balance at the end of the year	$231.7	$281.3	$323.1

Selected financial information of Kronos is summarized below:

	December 31,
	2011	2012
	(In millions)
Current assets	$865.0	$1,223.4
Property and equipment, net	485.5	522.5
Investment in TiO2 joint venture	89.2	109.9
Other noncurrent assets	384.2	171.2

Total assets	$1,823.9	$2,027.0

Current liabilities	$328.0	$328.4
Long-term debt	362.9	378.9
Accrued pension and post retirement benefits	140.3	203.3
Other non-current liabilities	68.4	54.3
Stockholders’ equity	924.3	1,062.1

Total liabilities and stockholders’ equity	$1,823.9	$2,027.0

	Year ended December 31,
	2010	2011	2012
	(In millions)
Net sales	$1,449.7	$1,943.3	$1,976.3
Cost of sales	1,104.4	1,194.9	1,415.9
Income from operations	178.4	546.5	359.6
Net income	130.6	321.0	218.5

Note 8—Goodwill:

Substantially all of our goodwill is related to our component products operations and was generated from CompX’s acquisitions of certain business units. Prior to December 31, 2012, we also had approximately $6.4 million of goodwill which resulted from our acquisition of EWI Re, Inc., (EWI), an insurance brokerage subsidiary. EWI brokers certain insurance policies for Contran and certain of its affiliates, including us and Kronos, as well as certain third parties. See Note 17.

We have assigned goodwill related to the component products operations to three reporting units (as that term is defined in ASC Topic 350-20-20 Goodwill): one consisting of CompX’s security products operations, one consisting of CompX’s furniture components operations and one consisting of CompX’s marine component operations. Prior to 2010, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired. Our gross goodwill at December 31, 2012 was $43.7 million.

We test for goodwill impairment at the reporting unit level. In accordance with the requirements of ASC Topic 350-20-20, we test for goodwill impairment at each of our component products reporting units as well as the goodwill associated with the EWI reporting unit during the third quarter of each year or when circumstances arise that indicate impairment might be present. In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows. Such discounted cash flows are a Level 3 input. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

During 2010 and 2011, we tested our goodwill for impairment only in the third quarter of the year in connection with our annual goodwill impairment test. We also tested our goodwill for impairment in connection with our annual goodwill impairment test during the third quarter of 2012. No impairment was indicated as part of such 2010, 2011 or 2012 annual review of goodwill. However, as a result of the December 2012 disposition of CompX’s furniture components business and the December 2012 sale of all common stock of TIMET owned by Contran Corporation and its affiliates (including us), a significant portion of EWI’s insurance brokerage business was lost. Consequently, we reevaluated goodwill associated with EWI due to the triggering event caused by the significant impact these dispositions had on EWI’s business and concluded that all of our goodwill related to EWI was impaired. Accordingly, we recognized a $6.4 million goodwill impairment in December 2012. In addition, we had goodwill of approximately $14.3 million attributable to the disposed CompX furniture components operations, see Note 2.

Changes in the carrying amount of our goodwill related to CompX’s two reporting units as well as the goodwill related to EWI during the past three years are presented in the table below. Goodwill acquired in 2011 relates to the acquisition of an ergonomic components product business included in CompX’s disposed operations.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Balance at the beginning of the year	$44.3	$44.8	$47.6
Goodwill acquired during the year	—	3.1	—
Sale of disposed operations	—	—	(14.3)
Goodwill impairment	—	—	(6.4)
Changes in currency exchange rates	.5	(.3)	.3

Total	$44.8	$47.6	$27.2

Note 9—Assets held for sale:

	December 31,
	2011	2012
	(In thousands)
Byron Center facility	$4,444	$—
River Grove facility	1,775	1,535
Neenah land	430	430

Total assets held for sale	$6,649	$1,965

At December 31, 2012 our assets held for sale consisted of the River Grove facility (land, building and building improvements) and the Neenah land, all of which were formerly used in CompX’s operations. These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP. In the third quarter of 2012 we obtained updated independent appraisals of the Byron Center and River Grove facilities. Based on these appraisals, we recognized write-downs in the third quarter of $.2 million on the Byron Center facility and $.2 million on the River Grove facility to reduce the carrying value of the assets to their estimated fair value less cost to sell. We sold the Byron Center facility in December 2012 for net proceeds of $3.6 million, which was less than the carrying amount of the assets and we therefore recognized a loss on the sale of the facility of approximately $.8 million during the fourth quarter of 2012.

In the fourth quarter of 2012, we entered into an agreement to sell the River Grove facility. The transaction closed during the first quarter of 2013. The net proceeds from the sale approximate the carrying value of the assets as of December 31, 2012. The valuation of the River Grove facility as of December 31, 2012 is based on a sales contract with a third party which represents a Level 2 input as defined by ASC 820-10-35.

The write-downs on assets held for sale together with the loss on the sale of the Byron Center facility as of December 31, 2012 totaled $1.2 million for 2012. We also recognized asset held for sale write-downs of $.5 million in 2010 and $1.1 million in 2011 related to these properties, associated with obtaining updated appraisals on the properties. These appraisals represent a Level 2 input as defined by ASC 820-10-35.

Note 10—Other assets:

	December 31,
	2011	2012
	(In thousands)
Patents and other intangible assets, net	$2,045	$154
Restricted cash	1,551	1,694
Other	662	41

Total	$4,258	$1,889

Other intangible assets are stated net of accumulated amortization of $3.8 million at December 31, 2011 and 2012. The decrease in intangible assets in 2012 is the result of the sale of CompX’s Furniture Component’s operations. See Note 2.

Amortization of intangible assets related to continuing operations was $.6 million in 2010, $.4 million in 2011, and $.3 million 2012. Estimated aggregate intangible asset amortization over the next five years is not significant.

Note 11—Accrued liabilities:

	December 31,
	2011	2012
	(In thousands)
Employee benefits	$8,954	$7,611
Professional fees and settlements	2,704	2,805
Other	2,316	1,805

Total	$13,974	$12,221

Note 12—Other noncurrent liabilities:

	December 31,
	2011	2012
	(In thousands)
Insurance claims and expenses	$594	$586
Reserve for uncertain tax positions	16,832	16,832
Other	1,789	1,154

Total	$19,215	$18,572

Our reserve for uncertain tax positions is discussed in Note 15.

Note 13—Long-term debt:

	December 31,
	2011	2012
	(In thousands)
NL:
Promissory note payable to Valhi	$4,100	$—
Promissory note issued in conjunction with litigation settlement	9,000	—

Subtotal	13,100	—

Subsidiary debt:
CompX credit facility	1,955	—
CompX note payable to TIMET Finance Management Company	22,230	18,480

Subtotal	24,185	18,480

Total debt	37,285	18,480
Less current maturities	10,000	1,000

Total long-term debt	$27,285	$17,480

NL—We have a revolving promissory note with Valhi that, as amended, allows us to borrow up to $40 million. Our borrowings from Valhi under this revolving note are unsecured, bear interest at prime rate plus 2.75% (6.00% at December 31, 2012) with all principal due on demand, but in any event no earlier than March 31, 2014 and no later than December 31, 2014. The amount of the outstanding borrowings at any time is solely at the discretion of Valhi. See Note 17.

The promissory note issued in conjunction with a litigation settlement was paid in full in December 2012 and is discussed in Note 19.

CompX’s revolving bank credit facility—At December 31, 2011 CompX had a $37.5 million revolving bank credit facility that matured in January 2012. In January 2012, we amended and restated the terms of the credit facility to extend the maturity date to January 2015 and reduce the size of the facility from $37.5 million to $30.0 million. The credit facility was collateralized by 65% of the ownership interests in CompX’s first tier non-U.S. subsidiaries. CompX had net borrowings of $3.0 million under the credit facility in 2010, which were repaid in February 2011. In July 2011, CompX borrowed approximately $5.3 million under the credit facility in connection with an acquisition within its Furniture Components business, and subsequently repaid $2.9 million during the remainder of 2011. The interest rate on the $2.0 million outstanding under the credit facility at December 31, 2011 was 4.4%. The $2.0 million outstanding at December 31, 2011 was repaid in the fourth quarter of 2012 prior to the completion of the disposal of CompX’s Furniture Components operations, at which time CompX terminated the credit facility.

CompX’s note payable to TIMET Finance Management Company—Prior to 2010, CompX purchased and/or cancelled certain shares of its Class A common stock from TIMET Finance Management Company (TFMC). TFMC is a wholly-owned subsidiary of TIMET, which was one of our affiliates until December 20, 2012 (See Note 6). We paid for the shares acquired in the form of a promissory note which, as amended, bears interest at LIBOR plus 1% (1.4% at December 31, 2012) and provides for quarterly principal repayments of $250,000, with the balance due at maturity in September 2014. The promissory note is prepayable, in whole or in part, at any time at our option without penalty. The promissory note was subordinated to CompX’s U.S. revolving bank credit facility until such facility was terminated in December 2012. The promissory note was amended in September 2009 resulting in the deferral of interest payments until March 2011 and the postponement of the quarterly principal repayments until March 2011. We had net repayments on this note payable of nil in 2010, $20 million in 2011, (including $15.0 million of prepayments in 2011 using cash we received upon collection of our promissory note receivable discussed in Note 19) and $3.8 million in 2012. We recognized interest expense of approximately $.6 million in 2010, $.5 million in 2011 and $.3 million in 2012 on this promissory note. The scheduled principal repayments of CompX’s promissory note are shown in the table below.

Amount
Years ending December 31,	(In thousands)
2013	$1,000
2014	17,480

Total	$18,480

Note 14—Stockholders’ equity:

The shares of our common stock issued during the past three years consist of employee stock option exercises and stock awards issued annually to members of our board of directors.

	Years ended December 31,
	2010	2011	2012
	(Shares in thousands)
Common stock outstanding at the beginning of the year	48,612	48,631	48,663
Common stock issued	19	32	6

Common stock at end of the year	48,631	48,663	48,669

Long-term incentive compensation plan—The NL Industries, Inc. 1998 Long-Term Incentive Plan provided for the discretionary grant of restricted common stock, stock options, stock appreciation rights (SARs) and other incentive compensation to our officers and other key employees and non-employee directors, including individuals who are employed by Kronos. All options under this plan expired or were exercised in 2011. In 2012, we adopted the NL Industries, Inc. 2012 Director Stock Plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to members of our board of directors, and the 1998 Long-Term Incentive Plan was terminated. At December 31, 2012, 200,000 shares were available for future grants under the 2012 Director Stock Plan.

Stock option plan of subsidiaries and affiliates—CompX and Kronos each have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors. At December 31, 2012, 200,000 shares were available for award under each of these plans.

Accumulated other comprehensive income (loss)—Changes in accumulated other comprehensive income for 2010, 2011 and 2012 are presented in the table below.

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Accumulated other comprehensive income (loss), net of tax:
Marketable securities:
Balance at beginning of year	$38,577	$68,147	$186,451
Other comprehensive income (loss):
Unrealized gain (loss) arising during the year	29,570	118,304	(71,184)
Less reclassification adjustment for amounts included in realized gain	—	—	(9,848)

Balance at end of year	$68,147	$186,451	$105,419

Currency translation:
Balance at beginning of year	$(128,753)	$(127,032)	$(133,041)
Other comprehensive income (loss):
Arising during the year	1,721	(6,009)	6,605
Less reclassification adjustment for amounts included in gain on disposal	—	—	(8,729)

Balance at end of year	$(127,032)	$(133,041)	$(135,165)

Defined benefit pension plans:
Balance at beginning of year	$(52,574)	$(51,534)	$(59,478)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	1,970	1,824	2,254
Net actuarial loss arising during year	(400)	(9,768)	(9,178)
Plan amendment	(530)	—	—

Balance at end of year	$(51,534)	$(59,478)	$(66,402)

OPEB plans:
Balance at beginning of year	$(661)	$1,592	$1,344
Other comprehensive income (loss):
Amortization of prior service credit and net losses included in net periodic OPEB cost	(140)	(581)	(552)
Net actuarial gain (loss) arising during year	(772)	333	103
Plan amendment	3,165	—	—

Balance at end of year	$1,592	$1,344	$895

Total accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	$(143,411)	$(108,827)	$(4,724)
Other comprehensive income (loss)	34,584	104,103	(90,529)

Balance at end of year	$(108,827)	$(4,724)	$(95,253)

The marketable securities reclassification adjustment in 2012 consists principally of the securities transaction gain related to the sale of TIMET common stock discussed in Note 6. The currency translation reclassification adjustment in 2012 relates to CompX’s disposition of its furniture components operations discussed in Note 2. See Note 16 for amounts related to our defined benefit pension plans and OPEB plans.

Note 15—Income taxes:

The provision for income taxes attributable to continuing operations, the difference between such provision for income taxes, the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below. All of our pre-tax income attributable to continuing operations relates to operations in the U.S.

	Years ended December 31,
	2010	2011	2012
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$37.7	$34.4	$27.0
Incremental U.S. tax and rate differences on equity in earnings	(1.3)	(13.3)	(7.4)
U.S. state income taxes, net	.6	.3	(.7)
Tax rate changes	—	(1.4)	—
Nondeductible goodwill impairment	—	—	2.2
Other, net	(.6)	(.2)	(1.2)

Provision for income taxes	$36.4	$19.8	$19.9

	Years ended December 31,
	2010	2011	2012
	(In millions)
Components of income tax expense:
Currently payable (receivable)	$(1.8)	$.9	$(15.0)
Deferred income taxes	38.2	18.9	34.9

Provision for income taxes	$36.4	$19.8	$19.9

	Years ended December 31,
	2010	2011	2012
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income from continuing operations	$36.4	$19.8	$19.9
Discontinued operations	4.1	4.9	9.1
Other comprehensive income (loss):
Marketable securities	16.2	63.8	(43.6)
Currency translation	.3	(3.1)	3.0
Pension liabilities	.6	(4.3)	(3.7)
OPEB plans	1.2	(.1)	(.2)

Total	$58.8	$81.0	$(15.5)

The components of the net deferred tax liability at December 31, 2011 and 2012 are summarized in the following table.

	December 31,
	2011		2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$.9	$—	$1.0	$—
Marketable securities	—	(89.0)	—	(62.5)
Property and equipment	—	(4.0)	—	(3.8)
Accrued OPEB costs	1.8	—	1.6	—
Accrued pension cost	5.9	—	4.9	—
Accrued environmental liabilities	14.4	—	16.9	—
Other accrued liabilities and deductible differences	5.0	—	3.0	—
Other taxable differences	—	(9.8)	—	(8.7)
Investments in subsidiaries and affiliates	—	(113.0)	—	(120.0)
Tax loss and tax credit carryforwards	2.8	—	.1	—
Valuation allowance	(.3)	—	(.1)	—

Adjusted gross deferred tax assets (liabilities)	30.5	(215.8)	27.4	(195.0)
Netting of items by tax jurisdiction	(23.3)	23.3	(23.1)	23.1

	7.2	(192.5)	4.3	(171.9)
Less net current deferred tax asset	7.2	—	4.3	—

Net noncurrent deferred tax liability	$—	$(192.5)	$—	$(171.9)

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

In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. Kronos objects to the re-assessments and believes the position is without merit. Accordingly, the re-assessments are being appealed. If the full amount of the proposed adjustment were ultimately to be assessed against Kronos the cash tax liability would be approximately $16.0 million. Kronos believes that it has adequate accruals for this matter.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2010, 2011 and 2012 was not material, and at December 31, 2011 and 2012, we had an immaterial amount accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2010, 2011 and 2012:

	December 31,
	2010	2011	2012
	(In millions)
Unrecognized liabilities:
Balance at the beginning of the period	$17.0	$16.8	$16.8
Settlements with taxing authorities—cash paid	(.1)	—	—
Lapse of applicable statute of limitations	(.1)	—	—

Balance at the end of the period	$16.8	$16.8	$16.8

If our uncertain tax positions were recognized, a benefit of $15.2 million would affect our effective income tax rate in each of 2010, 2011 and 2012. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions. Prior to 2012, we also filed income tax returns in various non-U.S. jurisdictions, principally in Canada and Taiwan. Our U.S. income tax returns prior to 2009 are generally considered closed to examination by applicable tax authorities.

Note 16—Employee benefit plans:

Defined contribution plans—We maintain various defined contribution pension plans worldwide. Company contributions are based on matching or other formulas. Defined contribution plan expense attributable to continuing operations approximated $1.6 million in 2010, $1.8 million in 2011 and $1.9 million in 2012.

Accounting for defined benefit pension and postretirement benefits other than pension (OPEB) plans—We recognize all changes in the funded status of these plans through other income. Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.

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

We currently expect to contribute approximately $1.6 million to all of our defined benefit pension plans during 2013. Benefit payments to plan participants out of plan assets are expected to be the equivalent of (in millions):

2013	$3.5
2014	3.6
2015	3.6
2016	3.7
2017	3.8
Next 5 years	19.5

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2011	2012
	(In thousands)
Change in projected benefit obligations (PBO):
Balance at beginning of the year	$52,643	$57,000
Interest cost	2,615	2,379
Participant contributions	6	7
Actuarial losses, net	4,881	2,874
Change in currency exchange rates	(19)	454
Benefits paid	(3,126)	(3,299)

Benefit obligation at end of the year	57,000	59,415

Change in plan assets:
Fair value at beginning of the year	43,923	40,087
Actual return on plan assets	(1,272)	6,083
Employer contributions	578	2,247
Participant contributions	6	7
Change in currency exchange rates	(22)	373
Benefits paid	(3,126)	(3,299)

Fair value of plan assets at end of year	40,087	45,498

Funded status	$(16,913)	$(13,917)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(170)	$(170)
Noncurrent	(16,743)	(13,747)

	$(16,913)	$(13,917)

Accumulated other comprehensive loss—actuarial losses, net	$32,027	$31,100

Accumulated benefit obligation (ABO)	$57,000	$59,415

The amounts shown in the table above for unrecognized actuarial losses at December 31, 2011 and 2012 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2011 and 2012. We expect that $1.2 million of the unrecognized actuarial losses at December 31, 2012 will be recognized as a component of our periodic defined benefit pension cost in 2013. The table below details the changes in other comprehensive income during 2010, 2011 and 2012.

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$2,479	$(10,360)	$(426)
Amortization of unrecognized net actuarial loss	1,326	900	1,353

Total	$3,805	$(9,460)	$927

The components of our net periodic defined benefit pension cost are presented in the table below. The amount shown below for the amortization of unrecognized actuarial losses in 2010, 2011 and 2012, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income at December 31, 2009, 2010 and 2011, respectively.

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Net periodic pension cost (income):
Interest cost on PBO	$2,674	$2,615	$2,379
Expected return on plan assets	(3,371)	(3,905)	(3,658)
Amortization of unrecognized net actuarial loss	1,326	900	1,353

Total	$629	$(390)	$74

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2011	2012
	(In thousands)
PBO at end of the year:
U.S. plan	$47,638	$50,022
U.K. plan	9,362	9,393

Total	$57,000	$59,415

Fair value of plan assets at end of the year:
U.S. plan	$32,567	$36,346
U.K. plan	7,520	9,152

Total	$40,087	$45,498

Plans for which the accumulated benefit obligation exceeds plan assets:
PBO	$57,000	$59,415
ABO	57,000	59,415
Fair value of plan assets	40,087	45,498

The weighted-average rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2011 and 2012 are 4.3% and 3.7%, respectively. Such weighted-average rates were determined using the projected benefit obligations at each date. Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable. Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2011 and 2012.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2010, 2011 and 2012 are presented in the table below. Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2010	2011	2012
Discount rate	5.7%	5.2%	4.3%
Long-term return on plan assets	9.2%	9.3%	9.2%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2011 and 2012, substantially all of the assets attributable to our U.S. plans were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.

The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return. Prior to December 2012, the CMRT had an investment in TIMET common stock; however, in December, 2012 the CMRT sold its shares of common stock in conjunction with the tender offer discussed in Note 6. During the history of the CMRT from its inception in 1988 through December 31, 2012, the average annual rate of return has been 14%. For the years ended December 31, 2010, 2011 and 2012, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at any time based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 83% of the assets of the CMRT at December 31, 2011 and 2012 as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2011	2012
	(In millions)
CMRT asset value	$659.5	$726.4

CMRT fair value input:
Level 1	82%	82%
Level 2	1	1
Level 3	17	17

	100%	100%

CMRT asset mix:
Domestic equities, principally publically traded	75%	43%
International equities, publically traded	2	2
Fixed income securities, publically traded	14	12
Privately managed limited partnerships	8	8
Other, primarily cash	1	35

	100%	100%

The increase in the relative portion of the CMRT invested in cash and other assets at December 31, 2012 is the result of the CMRT’s December 2012 disposition of its shares of TIMET common stock, which generated aggregate proceeds to the CMRT of $254.7 million (or approximately 35% of the CMRT’s total asset value at December 31, 2012), and which funds were invested in a cash equivalent at the end of 2012. Subsequently in January 2013, the CMRT redeployed such proceeds into other investments.

The composition of our December 31, 2011 and 2012 pension plan assets by fair value level is shown in the table below. The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S. pension plan which is not part of the plans investment in the CMRT.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
December 31, 2011:
CMRT	$32.6	$.3	$32.3
Other	7.5	7.5	—

Total	$40.1	$7.8	$32.3

December 31, 2012:
CMRT	$36.3	$—	$36.3
Other	9.2	9.2	—

Total	$45.5	$9.2	$36.3

Postretirement benefits other than pensions—We provide certain health care and life insurance benefits for eligible retired employees. These plans are closed to new participants, and no additional benefits accrue to existing plan participants. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. We have no OPEB plan assets, rather, we fund postretirement benefits as they are incurred, net of any contributions by the retiree. At December 31, 2012, we currently expect to contribute approximately $.6 million to all OPEB plans during 2013. Contribution to our OPEB plans to cover benefit payments, net of estimated Medicare Part D subsidy of approximately $50,000 per year, expected to be paid to OPEB plan participants are summarized in the table below:

2013	$.6 million
2014	.6 million
2015	.5 million
2016	.5 million
2017	.4 million
Next 5 years	1.5 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2011	2012
	(In thousands)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$6,348	$5,106
Interest cost	236	157
Actuarial gain	(949)	(282)
Net benefits paid	(529)	(476)

Obligations at end of the year	5,106	4,505

Fair value of plan assets at end of year	—	—

Funded status	$(5,106)	$(4,505)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(733)	$(644)
Noncurrent	(4,373)	(3,861)

Total	$(5,106)	$(4,505)

Accumulated other comprehensive income (loss):
Unrecognized net actuarial losses	$741	$558
Unrecognized prior service credit	(3,192)	(2,494)

Total	$(2,451)	$(1,936)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2011 and 2012 have not been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. These amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income at December 31, 2011 and 2012. We expect to recognize approximately $.7 million of the prior service credit and approximately $.1 million of actuarial gains as a component of our periodic OPEB cost in 2013.

The table below details the changes in other comprehensive income during 2010, 2011 and 2012.

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$(839)	$949	$282
Plan amendment	3,646	—	—
Amortization of unrecognized:
Actuarial gain	—	—	(99)
Prior service credit	(179)	(800)	(698)

Total	$2,628	$149	$(515)

In the fourth quarter of 2010, we amended our benefit formula for most participants of the plan effective January 1, 2011, resulting in a prior service credit of approximately $3.6 million as of December 31, 2010. Key assumptions including the health care cost trend rate as of December 31, 2010 now reflect these plan revisions to the benefit formula.

The components of our periodic OPEB cost are presented in the table below. The amounts shown below for the amortization of unrecognized actuarial losses and prior service credit in 2011 and 2012, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2010, 2011 and 2012 respectively.

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Net periodic OPEB cost (income):
Interest cost	$436	$236	$157
Amortization of actuarial gain	—	—	(99)
Amortization of prior service credit	(179)	(800)	(698)

Total	$257	$(564)	$(640)

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2011 and 2012 follows:

	2011	2012
Health care inflation:
Initial rate	8.0%	7.5%
Ultimate rate	5.0%	5.0%
Year of ultimate rate achievement	2018	2018

Discount rate	3.3%	2.5%

The assumed health care cost trend rates have an effect on the amount we report for health care plans. A one-percent change in assumed health care cost trend rates would not have a material effect on the net periodic OPEB cost for 2012 or on the accumulated OPEB obligation at December 31, 2012.

	1% Increase	1% Decrease
	(In thousands)
Effect on net OPEB cost during 2012	$3	$(3)
Effect at December 31, 2012 on Postretirement obligation	127	(117)

The weighted average discount rate used in determining the net periodic OPEB cost for 2012 was 3.3% (the rate was 4.0% in 2011 and 4.9% in 2010). The weighted average rate was determined using the projected benefit obligation as of the beginning of each year.

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

Current receivables from and payables to affiliates are summarized in the table below:

	December 31,
	2011	2012
	(In thousands)
Current receivables from affiliates:
Income taxes receivable from Valhi	$214	$—

Current payables to affiliates:
Income taxes payable to Valhi	$—	$270
Other—trade items	20	258

Total	$20	$528

From time to time, we will have loans and advances outstanding between us and various related parties, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. In this regard, in June 2010, we entered into a promissory note with Valhi, whereby, as subsequently amended, we may borrow up to $40 million. As of December 31, 2012 we had no borrowings under this note (December 31, 2011 - $4.1 million). See Note 13. Interest expense on our promissory note to Valhi aggregated approximately $.2 million in 2010 and approximately $.3 million in each of 2011 and 2012.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the Contran employees to our affairs and the compensation and other expenses associated with those persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods), approved by the independent members of the applicable board of directors, aggregated approximately $16.3 million, $18.2 million and $21.2 million in 2010, 2011 and 2012, respectively. This agreement is renewed annually, and we expect to pay approximately $24.0 million under the ISA during 2013.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites. We expect these relationships with Tall Pines and EWI will continue in 2013.

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

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable. Substantially all of the insurance recoveries received in 2012 are reimbursement for ongoing litigation defense costs. See Note 19.

In addition to insurance recoveries discussed above, our insurance recoveries in 2010 include an insurance recovery recognized in the first quarter in connection with the litigation settlement discussed in Note 19. We had insurance coverage for a portion of the litigation settlement expense, and a substantial portion of the insurance recoveries we recognized in 2010 relates to such coverage.

The litigation settlement gains we recognized in 2010 and 2012 are discussed in Note 19. Other operating income, net, in 2012 includes $3.2 million from the sale of certain real property owned by us for which we had a nominal carrying value.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2011 and 2012, we have not recognized any receivables for recoveries.

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

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Balance at the beginning of the year	$45,846	$40,400	$41,637
Additions charged to expense, net	425	11,326	14,467
Settlement agreement	(1,979)	—	—
Payments, net	(3,892)	(10,089)	(8,098)

Balance at the end of the year	$40,400	$41,637	$48,006

Amounts recognized in the balance sheet:
Current liability	$8,206	$7,301	$5,667
Noncurrent liability	32,194	34,336	42,339

Total	$40,400	$41,637	$48,006

Of the $11.3 million net additions charged to expense in 2011, $5.6 million relates to certain payments which have been discounted to their present value because the timing and amounts of such payments are fixed and determinable. Such payments aggregate $6.0 million on an undiscounted basis ($2.0 million that was paid in 2012 and $1.0 million due in each of 2013 through 2016) and were discounted to present value using a 3.0% discount rate. The aggregate $.4 million discount is being charged to expense using the interest method in 2011 through 2016, and the amount of such discount charged to expense in any individual year is not material.

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations. At December 31, 2012, we had accrued approximately $48 million related to approximately 50 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $144 million, including the amount currently accrued. Other than as indicated above, these accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites. At December 31, 2012, there were approximately 5 sites for which we are not currently able to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

In February 2006, we were served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of ours, sought a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff with respect to certain lead pigment lawsuits. This case is currently stayed.

Prior to 2010, we reached partial settlements with the plaintiffs in the two cases discussed above, pursuant to which the two former insurance carriers paid us an aggregate of approximately $7.2 million in settlement of certain counter-claims related to past lead pigment and asbestos defense costs. In connection with these partial settlements, we agreed to dismiss the case captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (District Court for Dallas County, Texas, Case No. 05-11347), and in January 2009 we filed a notice of non-suit without prejudice in that matter. In March 2010, we filed a complaint in NL Industries, Inc. v. OneBeacon America Insurance Company (Supreme Court of the State of New York, County of New York, Index No. 108881-2009), to address the remaining claims from the New York state cases. This case is proceeding in the trial court.

Other litigation

In 2005, certain real property we owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey. The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey. Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes. In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing. At the initial October 2008 closing, we received aggregate proceeds of $54.6 million, comprising $39.6 million in cash plus a promissory note in the amount of $15.0 million in exchange for the release of our equitable lien on a portion of the property. The $15.0 million promissory note bore interest at LIBOR plus 2.75%, with interest payable monthly and all principal due no later than October 2011. In April 2009, the second closing was completed, pursuant to which we received an aggregate of $11.8 million in cash. In October 2011, we collected the full $15.0 million due to us under the promissory note issued in connection with the first closing.

In May 2012, we reached an agreement with the New Jersey governmental authority and the real estate developer pursuant to which we received an aggregate of $15.6 million cash for the third and final closing contemplated by the October 2008 settlement agreement associated with certain real property NL formerly owned in New Jersey. Upon receipt of these cash proceeds, our equitable lien on a portion of such property was released. For financial reporting purposes, we have accounted for the consideration received in each of the first, second and third closings contemplated by the October 2008 settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds of our former real property in New Jersey). Under this method, we recognized a pre-tax gain of $15 million in the second quarter of 2012 related to the third and final closing, based on the excess of the $15.6 million cash received over our carrying value of the property from which our equitable lien was released. Similarly, the cash consideration we received in each closing is reflected as an investing activity in our Consolidated Statement of Cash Flows.

In June 2010, the case captioned Contran Corporation, et al. v. Terry S. Casey, et al. (Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) was dismissed with prejudice in accordance with the previously-reported settlement agreement. In May 2010, pursuant to such agreement, we paid $26.0 million in cash and we issued an $18.0 million principal amount promissory note, of which $9.0 million principal amount was repaid in each of 2011 and 2012. For financial reporting purposes, we classified $32.2 million of the aggregate amount payable under the settlement agreement as a litigation settlement expense in respect of certain claims made by plaintiffs in the litigation. We had insurance coverage for a portion of such litigation settlement, and a substantial portion of the insurance recoveries we recognized in the first quarter of 2010 relates to such coverage. With respect to the other claim of the plaintiffs as it relates to the repurchase of their EMS noncontrolling interest, the resulting $2.5 million increase over our previous estimate of such payment is accounted for as a reduction in additional paid-in capital in accordance with GAAP.

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 1,125 of these types of cases pending, involving a total of approximately 1,945 plaintiffs. In addition, the claims of approximately 8,125 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

•	facts concerning historical operations,

•	the rate of new claims,

•	the number of claims from which we have been dismissed and

•	our prior experience in the defense of these matters.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our continuing operations accounted for approximately 38% in 2010, 39% in 2011 and 38% in 2012. Harley Davidson, a customer of CompX’s Security Products business, accounted for approximately 12%, 13%, 12% of total sales in 2010, 2011 and 2012, respectively. San Mateo Postal Data, also a customer of CompX’s Security Products business, accounted for 11% in 2010.

Other

Rent expense related to continuing operations, principally for CompX operating facilities and equipment was $.2 million in each of 2010 and 2011 and $.1 million in 2012. At December 31, 2012, future minimum rentals under noncancellable operating leases are not significant.

Income taxes

We and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Valhi has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability computed in accordance with the tax allocation policy.

Note 20—Financial instruments:

The following table summarizes the valuation of our short-term investments and marketable securities, all classified as a noncurrent asset, by the ASC Topic 820 categories as of December 31, 2011 and 2012:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
December 31, 2011—
Marketable securities	$311.4	$311.4	—	—
December 31, 2012 —
Marketable securities	179.7	179.7	—	—

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2011 and 2012:

	December 31, 2011		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, restricted cash equivalents and current marketable securities	$16.5	$16.5	$85.0	$85.0
CompX promissory note payable to TFMC	22.2	22.2	18.5	18.5
CompX bank credit facility	2.0	2.0	—	—
Promissory note payable	9.0	9.0	—	—
Noncontrolling interest in CompX common stock	11.0	24.0	13.3	23.4
NL stockholders’ equity	415.0	631.2	374.8	557.3

The fair value of our noncurrent marketable securities, noncontrolling interest in CompX and NL stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by ASC Topic 820-10-35. The fair value of our promissory notes payable and our variable interest rate debt represent Level 2 inputs and are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 21—Recent accounting pronouncements:

In June 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. In accordance with ASU 2011-05, we now present our comprehensive income in a separate Condensed Consolidated Statement of Comprehensive Income. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material effect on our Consolidated Financial Statements.

In February 2013 the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change current financial reporting requirements, instead an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income. In addition, ASU 2013-02 requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. Adoption of this standard is required for periods beginning after December 15, 2013; however, as permitted by the standard, we have elected to adopt ASU 2013-02 beginning with this report, see Note 14. The adoption of ASU 2013-02 did not have a material effect on our Consolidated Financial Statements.

Note 22—Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during each period. A reconciliation of the numerator used in the calculation of earnings per share is presented in the following table:

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Net income attributable to NL stockholders	$70,381	$81,657	$74,536
Paid-in capital adjustment	(2,513)	—	—

Adjusted net income attributable to NL stockholders	$67,868	$81,657	$74,536

The paid-in capital adjustment is discussed in Note 19.

Note 23—Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2011
Net sales	$19.9	$21.1	$20.1	$18.7
Gross margin	6.1	6.5	6.0	5.5

Net income	17.7	17.1	27.8	20.1

Amounts attributable to NL stockholders:
Income from continuing operations	$14.6	$16.7	$27.1	$19.7
Income from discontinued operations	2.6	.2	.6	.2

Net income attributable to NL stockholders	$17.2	$16.9	$27.7	$19.9

Earnings per share:
Income from continuing operations	$.30	$.35	$.56	$.40
Discontinued operations	.05	—	.01	.01

Net income attributable to NL stockholders	$.35	$.35	$.57	$.41

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2012
Net sales	$20.4	$22.2	$21.3	$19.3
Gross margin	6.0	6.5	6.3	5.5

Net income	21.2	26.2	10.3	21.4

Amounts attributable to NL stockholders:
Income from continuing operations	$20.5	$25.1	$8.4	$2.6
Income from discontinued operations	.5	.9	1.6	14.9

Net income attributable to NL stockholders	$21.0	$26.0	$10.0	$17.5

Earnings per share:
Income from continuing operations	$.42	$.51	$.18	$.05
Discontinued operations	.01	.02	.03	.31

Net income attributable to NL stockholders	$.43	$.53	$.21	$.36

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

We recognized the following amounts in 2011 related to continuing operations:

•	$1.1 million pre-tax write-down on assets held for sale, see Note 9 and

•	$16.0 pre-tax million in the third quarter of 2011 relates to a new settlement we reached with one of our insurance carriers in which they agreed to reimburse us for a portion of our past litigation defense costs, see Note 19.

We recognized the following amounts in 2011 related to discontinued operations:

•	$7.5 million pre-tax patent litigation settlement in the first quarter 2011, see Note 19 and

•	$2.0 million pre-tax in facility consolidation costs.

We recognized the following amounts in 2012 related to continuing operations:

•	$15.0 million pre-tax gain in the second quarter related to a settlement agreement for certain environmental properties, see Note 19,

•	$1.4 million ($.9 million net of tax) included in our equity in net income of Kronos in the second quarter related to Kronos’ charge for the early extinguishment of its remaining 6.5% Senior Notes due 2013,

•	$3.2 million pre-tax gain on the sale of certain real property in the fourth quarter, see Note 18,

•	$16.6 million pre-tax gain on the sale of TIMET common stock in the fourth quarter, See Note 6 and

•	$6.4 million pre-tax loss on the write-off of goodwill related to our insurance brokerage subsidiary in the fourth quarter, see Note 8.

We recognized the following amounts in 2012 related to discontinued operations:

•	$21.9 million pretax gain on the sale of CompX’s Furniture Components operations in the fourth quarter, See Note 2.