Form 10-Q
period 2013-03-31
NL INDUSTRIES INC
filed 2013-05-08
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of the registrant’s common stock outstanding on April 30, 2013: 48,668,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	March 31, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,987	$72,593
Restricted cash and cash equivalents	5,354	4,713
Accounts and other receivables, net	12,049	12,530
Inventories, net	11,223	11,890
Prepaid expenses and other	1,769	1,514
Deferred income taxes	4,271	4,271

Total current assets	112,653	107,511

Other assets:
Marketable securities	179,662	230,686
Investment in Kronos Worldwide, Inc.	323,128	298,955
Goodwill	27,156	27,156
Other assets, net	3,854	2,255

Total other assets	533,800	559,052

Property and equipment:
Land	5,138	5,138
Buildings	20,791	20,791
Equipment	59,010	56,660
Construction in progress	1,442	1,686

	86,381	84,275
Less accumulated depreciation	52,052	50,307

Net property and equipment	34,329	33,968

Total assets	$680,782	$700,531

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2012	March 31, 2013
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,000	$1,000
Accounts payable	5,363	4,434
Accrued and other current liabilities	12,749	9,420
Accrued environmental remediation and related costs	5,667	5,115
Income taxes	6	4

Total current liabilities	24,785	19,973

Noncurrent liabilities:
Long-term debt	17,480	17,230
Accrued pension costs	13,747	13,061
Accrued postretirement benefit (OPEB) costs	3,861	3,718
Accrued environmental remediation and related costs	42,339	43,374
Deferred income taxes	171,915	175,787
Other	18,572	18,522

Total noncurrent liabilities	267,914	271,692

Equity:
NL Stockholders’ equity:
Common stock	6,083	6,083
Additional paid-in capital	300,227	300,230
Retained earnings	163,758	155,557
Accumulated other comprehensive loss	(95,253)	(66,187)

Total NL stockholders’ equity	374,815	395,683

Noncontrolling interest in subsidiary	13,268	13,183

Total equity	388,083	408,866

Total liabilities and equity	$680,782	$700,531

Commitments and contingencies (Notes 13 and 14)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2012	2013
	(unaudited)
Net sales	$20,428	$21,453
Cost of sales	14,416	15,433

Gross margin	6,012	6,020
Selling, general and administrative expense	4,429	4,586
Other operating income (expense):
Insurance recoveries	1,125	630
Other income	220	—
Corporate expense and other, net	(16,387)	(4,917)

Loss from operations	(13,459)	(2,853)
Equity in earnings (loss) of Kronos Worldwide, Inc.	41,612	(12,487)
Other income (expense):
Securities transaction gains	—	5
Interest and dividends	711	738
Interest expense	(283)	(59)

Income (loss) from continuing operations before income taxes	28,581	(14,656)
Income tax expense (benefit)	7,994	(12,658)

Income (loss) from continuing operations	20,587	(1,998)
Income from discontinued operations, net of tax	660	—

Net income (loss)	21,247	(1,998)
Noncontrolling interest in net income of subsidiary	198	120

Net income (loss) attributable to NL stockholders	$21,049	$(2,118)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In thousands, except per share data)

	Three months ended March 31,
	2012	2013
	(unaudited)
Amounts attributable to NL stockholders:
Income (loss) from continuing operations	$20,475	$(2,118)
Income from discontinued operations	574	—

Net income (loss) attributable to NL stockholders	$21,049	$(2,118)

Net income (loss) per share:
Income (loss) from continuing operations	$.42	$(.04)
Discontinued operations	.01	—

Net income (loss) per share	$.43	$(.04)

Cash dividend per share	$.125	$.125

Basic and diluted weighted average shares outstanding	48,663	48,669

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended March 31,
	2012	2013
	(unaudited)
Net income (loss)	$21,247	$(1,998)

Other comprehensive income (loss), net of tax:
Marketable securities	(25,875)	33,901
Currency translation	4,137	(5,390)
Defined benefit pension plans	565	699
Other postretirement benefit plans	(138)	(144)

Total other comprehensive income (loss)	(21,311)	29,066

Comprehensive income (loss)	(64)	27,068
Comprehensive income attributable to noncontrolling interest	313	120

Comprehensive income (loss) attributable to NL stockholders	$(377)	$26,948

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2013

(In thousands)

	NL Stockholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest in subsidiary	Total equity
				(unaudited)
Balance at December 31, 2012	$6,083	$300,227	$163,758	$(95,253)	$13,268	$388,083
Net loss	—	—	(2,118)	—	120	(1,998)
Other comprehensive income, net	—	—	—	29,066	—	29,066
Dividends	—	—	(6,083)	—	(205)	(6,288)
Other, net	—	3	—	—	—	3

Balance at March 31, 2013	$6,083	$300,230	$155,557	$(66,187)	$13,183	$408,866

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$21,247	$(1,998)
Depreciation and amortization	1,445	851
Deferred income taxes	8,218	(11,781)
Equity in (earnings) loss of Kronos Worldwide, Inc.	(41,612)	12,487
Distributions from Kronos Worldwide, Inc.	5,283	5,283
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	45	(119)
Other postretirement benefits	(160)	(182)
Securities transactions gains, net	—	(5)
Other, net	70	214
Change in assets and liabilities:
Accounts and other receivables, net	(999)	(1,431)
Inventories, net	(9)	(734)
Prepaid expenses and other	(278)	104
Accounts payable and accrued liabilities	(4,255)	(3,759)
Income taxes	(1,264)	2
Accounts with affiliates	369	(1,150)
Accrued environmental remediation and related costs	12,116	483
Other noncurrent assets and liabilities, net	(1,293)	(490)

Net cash used in operating activities	(1,077)	(2,225)

Cash flows from investing activities:
Capital expenditures	(656)	(672)
Change in restricted cash equivalents, net	(162)	647
Collection of note receivable	—	1,828
Proceeds from disposal of:
Assets held for sale	—	1,559
Marketable securities	—	100
Property, plant and equipment and other assets	9	2
Purchase of marketable securities	—	(95)

Net cash provided by (used in) investing activities	(809)	3,369

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three months ended March 31,
	2012	2013
	(unaudited)
Cash flows from financing activities:
Cash dividends paid	$(6,083)	$(6,083)
Distributions to noncontrolling interests in subsidiary	(204)	(205)
Indebtedness:
Borrowings	8,200	—
Repayments	(6,800)	(250)
Other, net	(27)	—

Net cash used in financing activities	(4,914)	(6,538)

Cash and cash equivalents—net change from:
Operating, investing and financing activities	(6,800)	(5,394)
Effect of exchange rate changes on cash	111	—
Cash and cash equivalents at beginning of period	11,652	77,987

Cash and cash equivalents at end of period	$4,963	$72,593

Supplemental disclosures:
Cash paid (received) for:
Interest	$218	$95
Income taxes, net	1,301	272
Non-cash investing activity:
Accrual for capital expenditures	311	(233)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Note 1—Organization and basis of presentation:

Organization—At March 31, 2013, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries held an aggregate of approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation—Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own 30% of Kronos Worldwide, Inc. CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the SEC on March 12, 2013 (the 2012 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2012 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2012) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2013 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2012 Consolidated Financial Statements contained in our 2012 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2—Discontinued operations:

On December 28, 2012, we completed the sale of CompX’s Furniture Components operations to a competitor of that business. Selected financial data for the operations of the disposed Furniture Components operations is presented below:

Three months ended
March 31, 2012
Net sales	$15,103

Income from operations	$1,326

Income from discontinued operations:
Income before taxes	$1,289
Income tax expense	(629)

Income from discontinued operations, net of tax	660
Noncontrolling interest in income from discontinued operations, net of tax	86

Total discontinued operations, net of tax and noncontrolling interest	$574

In accordance with generally accepted accounting principles, the assets and liabilities relating to the Furniture Components business were eliminated from the 2012 Condensed Consolidated Balance Sheet at the date of sale. We have reclassified our March 31, 2012 Condensed Consolidated Statements of Operations to reflect the disposed operations as discontinued operations. We have not reclassified our March 31, 2012 Condensed Consolidated Statement of Cash Flows to reflect discontinued operations.

In conjunction with the sale of CompX’s Furniture Components business, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by CompX’s Taiwanese Furniture Component subsidiary. We had no additional use for the undeveloped land in Taiwan and therefore sold the land to a third party with CompX receiving the net proceeds. Based on the legal form of how we completed the disposal transaction, our interest in such land was represented by a $3.0 million promissory note receivable at December 31, 2012, issued to CompX by its former Taiwanese subsidiary which retained legal ownership in the land to facilitate the future sale of the land to a third party. The proceeds from the sale of the land were required to be used to settle the note receivable. During the first quarter of 2013, an agreement was entered into with a third party to sell the land for $3.0 million, $1.8 million of which was received during the first quarter of 2013 and the remaining $1.2 million received in April 2013. Such note receivable is classified as part of accounts receivable in our Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2013, see Note 3.

Note 3—Accounts and other receivables, net:

	December 31, 2012	March 31, 2013
	(In thousands)
Trade receivables—CompX	$8,696	$9,744
Promissory note receivable	3,034	1,206
Accrued insurance recoveries	476	847
Affiliate receivables—taxes	—	881
Other receivables	51	64
Refundable income taxes	8	4
Allowance for doubtful accounts	(216)	(216)

Total	$12,049	$12,530

Accrued insurance recoveries are discussed in Note 14.

Note 4—Inventories, net:

	December 31, 2012	March 31, 2013
	(In thousands)
Raw materials	$3,253	$3,678
Work in process	5,902	6,054
Finished goods	2,068	2,158

Total	$11,223	$11,890

Note 5—Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(In thousands)
December 31, 2012:
Noncurrent assets
Valhi common stock	1	$179,662	$24,347	$155,315

March 31, 2013:
Noncurrent assets
Valhi common stock	1	$230,686	$24,347	$206,339

At December 31, 2012 and March 31, 2013, we held approximately 14.4 million shares of Valhi’s common stock with a market price of $12.50 and $16.05 per share, respectively. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of Valhi’s outstanding common stock. We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes. Our marketable securities at December 31, 2012 and March 31, 2013 were carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6—Investment in Kronos Worldwide, Inc.:

At December 31, 2012 and March 31, 2013, we owned approximately 35.2 million shares of Kronos common stock. At March 31, 2013, the quoted market price of Kronos’ common stock was $15.65 per share, or an aggregate market value of $551.2 million. At December 31, 2012, the quoted market price was $19.50 per share, or an aggregate market value of $686.8 million.

The change in the carrying value of our investment in Kronos during the first three months of 2013 is summarized below:

Amount
(In millions)
Balance at the beginning of the period	$323.1
Equity in loss of Kronos	(12.5)
Dividends received from Kronos	(5.3)
Other, principally equity in Kronos’ other comprehensive loss	(6.3)

Balance at the end of the period	$299.0

Selected financial information of Kronos is summarized below:

	December 31, 2012	March 31, 2013
	(In millions)
Current assets	$1,223.4	$1,035.5
Property and equipment, net	522.5	503.2
Investment in TiO2 joint venture	109.9	100.1
Other noncurrent assets	171.2	221.5

Total assets	$2,027.0	$1,860.3

Current liabilities	$328.4	$329.8
Long-term debt	378.9	278.6
Accrued pension and postretirement benefits	203.3	195.5
Other noncurrent liabilities	54.3	73.9
Stockholders’ equity	1,062.1	982.5

Total liabilities and stockholders’ equity	$2,027.0	$1,860.3

	Three months ended March 31,
	2012	2013
	(In millions)
Net sales	$561.3	$463.6
Cost of sales	299.8	459.7
Income (loss) from operations	209.4	(46.9)
Net income (loss)	136.9	(41.1)

Note 7—Other noncurrent assets, net:

	December 31, 2012	March 31, 2013
	(In thousands)
Assets held for sale	$1,965	$430
Restricted cash	1,694	1,688
Other	195	137

Total	$3,854	$2,255

In the fourth quarter of 2012, CompX entered into an agreement to sell one of its facilities classified as an asset held for sale. The transaction closed during the first quarter of 2013. The net proceeds from the sale of $1.6 million approximated the carrying value of the assets as of the date of the sale.

Note 8—Accrued and other current liabilities:

	December 31, 2012	March 31, 2013
	(In thousands)
Employee benefits	$7,611	$4,214
Professional fees and legal settlements	2,805	3,128
Income taxes payable to Valhi	270	—
Other	2,063	2,078

Total	$12,749	$9,420

Note 9—Long-term debt:

	December 31, 2012	March 31, 2013
	(In thousands)
Subsidiary debt:
CompX note payable to TIMET Finance Management Company	$18,480	$18,230
Less current maturities	1,000	1,000

Total long-term debt	$17,480	$17,230

The average interest rate on the promissory note payable to TIMET Finance Management Company as of and for the three-month period ended March 31, 2013 was 1.3%.

During the first three months of 2013, we had no borrowings under our promissory note with Valhi, and at March 31, 2013, the full $40 million was available for borrowing under this facility.

Note 10—Other noncurrent liabilities:

	December 31, 2012	March 31, 2013
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	586	586
Other	1,154	1,104

Total	$18,572	$18,522

Note 11—Employee benefit plans:

Defined benefit plans—The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended March 31,
	2012	2013
	(In thousands)
Interest cost	$628	$572
Expected return on plan assets	(914)	(1,000)
Recognized actuarial losses	331	309

Total	$45	$(119)

Postretirement benefits—The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended March 31,
	2012	2013
	(In thousands)
Interest cost	$39	$26
Amortization of prior service credit	(174)	(171)
Recognized actuarial gain	(25)	(37)

Total	$(160)	$(182)

Contributions—We currently expect our 2013 contributions to our defined benefit pension plans and other postretirement plans to be approximately $2.2 million.

Note 12—Other comprehensive income (loss):

Changes in accumulated other comprehensive income attributable to NL stockholders for the three months ended March 31, 2012 and 2013 are presented in the table below.

	Three months ended March 31,
	2012	2013
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of year	$186,451	$105,419
Other comprehensive income (loss)—unrealized gains (losses) arising during the year	(25,875)	33,901

Balance at end of period	$160,576	$139,320

Currency translation:
Balance at beginning of year	$(133,041)	$(135,165)
Other comprehensive income (loss)—	4,022	(5,390)

Balance at end of period	$(129,019)	$(140,555)

Defined benefit pension plans:
Balance at beginning of year	$(59,478)	$(66,402)
Other comprehensive income (loss)—amortization of prior service cost and net losses included in net periodic pension cost	565	699

Balance at end of period	$(58,913)	$(65,703)

OPEB plans:
Balance at beginning of year	$1,344	$895
Other comprehensive income (loss)—amortization of prior service credit and net losses included in net periodic OPEB cost	(138)	(144)

Balance at end of period	$1,206	$751

Total accumulated other comprehensive loss—
Balance at beginning of year	$(4,724)	$(95,253)
Other comprehensive income (loss)	(21,426)	29,066

Balance at end of period	$(26,150)	$(66,187)

See Note 11 for amounts related to our defined benefit pension plans and OPEB plans.

Note 13—Income taxes:

	Three months ended March 31,
	2012	2013
	(In millions)
Expected tax provision (benefit) at U.S. federal statutory income tax rate of 35%	$10.0	$(5.2)
Incremental U.S. tax and rate differences on equity in earnings	(1.9)	(7.4)
Other, net	(.1)	(.1)

Total	$8.0	$(12.7)

	Three months ended March 31,
	2012	2013
	(In millions)
Comprehensive provision (benefit) for income taxes allocable to:
Continuing operations	$8.0	$(12.7)
Discontinued operations	.6	—
Other comprehensive income (loss):
Marketable securities	(13.9)	18.3
Currency translation	2.0	(2.9)
Pension plans	.3	.4
OPEB plans	(.1)	(.1)

Total	$(3.1)	$3.0

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

In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. Kronos objects to the re-assessments and believes the position is without merit. If the full amount of the proposed adjustment were ultimately to be assessed against Kronos, the cash tax liability would be approximately $15.7 million. Kronos believes that it has adequate accruals for this matter.

We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

Note 14—Commitments and contingencies:

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

•	no final, non-appealable adverse verdicts have ever been entered against us and

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At March 31, 2013 and December 31, 2012, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2013 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$48,006
Additions charged to expense, net	1,228
Payments, net	(745)

Balance at the end of the period	$48,489

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$5,115
Noncurrent liability	43,374

Total	$48,489

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At March 31, 2013, we had accrued approximately $48 million related to approximately 50 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $139 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2013, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2012 Annual Report.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 1,125 of these types of cases pending, involving a total of approximately 1,643 plaintiffs. In addition, the claims of approximately 8,298 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

•	facts concerning historical operations,

•	the rate of new claims,

•	the number of claims from which we have been dismissed and

•	our prior experience in the defense of these matters.

We believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material). Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity. We have sought and will continue to vigorously seek, dismissal and/or a finding of no liability from each claim. In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from us. For a discussion of other legal proceedings to which we are a party, refer to our 2012 Annual Report.

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

Note 15—Financial instruments and fair value measurements:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2012 and March 31, 2013:

	December 31, 2012		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash, cash equivalents and restricted cash	$85,035	$85,035	$78,994	$78,994
CompX promissory note payable to TIMET Finance Management Company	18,480	18,480	18,230	18,230
Noncontrolling interest in CompX common stock	13,268	23,409	13,183	20,741
NL stockholders’ equity	374,815	557,259	395,683	604,954

The fair value of our noncurrent marketable securities, noncontrolling interest in CompX and NL stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by ASC Topic 820-10-35. The fair value of CompX’s promissory note payable represents a Level 2 input and is deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

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

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. Through its Security Products division, CompX manufactures mechanical and electrical cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the recreational marine industry through its Marine Components division.

We account for our 30% non-controlling interest in Kronos by the equity method. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications including coatings, plastics, paper and other industrial and specialty products.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represents management’s beliefs and assumptions based on currently available information. Statements found in this report including, but not limited to, the statements found in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC, which include, but are not limited to, the following:

•	Future supply and demand for our products

•	The extent of the dependence of certain of our businesses on certain market sectors

•	The cyclicality of our businesses (such as Kronos’ TiO2 operations)

•	Customer and producer inventory levels

•	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry)

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

•	Competitive pricing, products and substitute products

•	Customer and competitor strategies

•	Uncertainties associated with the development of new product features

•	Potential consolidation of Kronos’ competitors

•	Potential consolidation of Kronos’ customers

•	The impact of pricing and production decisions

•	Competitive technology positions

•	Potential difficulties in integrating future acquisitions

•	Potential difficulties in implementing new manufacturing and accounting software systems

•	The introduction of trade barriers

•	Possible disruption of Kronos’ or CompX’s business, or increases in our cost of doing business resulting from terrorist activities or global conflicts

•	The impact of current or future government regulations (including employee healthcare benefit related regulations)

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

Results of Operations

Net income overview

Quarter ended March 31, 2013 compared to quarter ended March 31, 2012

Our net loss from continuing operations attributable to NL stockholders was $2.1 million, or $.04 per share in the first quarter of 2013 compared to net income from continuing operations attributable to NL stockholders of $20.5 million, or $.42 per share in the first quarter of 2012.

As more fully described below, the decrease in our earnings per share from 2012 to 2013 is primarily due to the net effect of:

•	equity in losses from Kronos in 2013 compared to equity in earnings from Kronos in 2012,

•	lower environmental remediation and related costs in 2013 and

•	lower insurance recoveries in 2013.

Our 2013 net loss from continuing operations attributable to NL stockholders includes:

•	income of $.01 per share, net of income taxes, related to insurance recoveries we recognized and

•

a charge of $.02 per share included in our equity in Kronos consisting of the write-off of unamortized original issue discount costs and deferred financing costs related to the voluntary prepayment of $290 million of its term loan.

Our 2012 net income from continuing operations includes income of $.02 per share, net of income taxes, related to insurances recoveries we recognized.

In December 2012, CompX completed the sale of its Furniture Components business. See Note 2 to our Condensed Consolidated Financial Statements. Unless otherwise noted, the results of operations in management’s discussion and analysis is focused on our continuing operations.

Loss from operations attributable to continuing operations

The following table shows the components of our loss from operations attributable to continuing operations.

	Three months ended
	March 31,
	2012	2013	% Change
	(In millions)
CompX	$1.6	$1.4	(13)%
Insurance recoveries	1.1	.6	(45)%
Other income	.2	—	(100)%
Corporate expense	(16.4)	(4.9)	(70)%

Loss from operations	$(13.5)	$(2.9)	(79)%

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes attributable to continuing operations exclusive of our loss from operations.

	Three months ended
	March 31,
	2012	2013	% Change
	(In millions)
Equity in earnings (losses) of Kronos	$41.6	$(12.5)	(130)%
Interest and dividend income	.7	.7	—
Interest expense	(.3)	(.1)	(67)%

CompX International Inc.

	Three months ended
	March 31,
	2012	2013	% Change
	(In millions)
Net sales	$20.4	$21.4	5%
Cost of sales	14.4	15.4	7%

Gross margin	6.0	6.0
Operating costs and expenses	(4.4)	(4.6)	5%

Income from continuing operations	$1.6	$1.4	(13)%

Percentage of net sales:
Cost of sales	71%	72%
Gross margin	29%	28%
Income from continuing operations	8%	7%

Net sales—Net sales increased $1.0 million in the first quarter of 2013 compared to the same period of 2012 principally due to higher postal market demand within Security Products and an increase in Marine Components sales outside of the high performance boat market achieved through gains in market share. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin—Cost of sales as a percentage of sales increased by 1% in the first quarter of 2013 compared to the same period in 2012. As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin is primarily due to higher self-insured medical costs in 2013.

Operating costs and expenses—Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment. As a percentage of net sales, operating costs and expenses for the first quarter of 2013 are comparable to the same period in 2012.

Income from continuing operations—As a percentage of net sales, income from continuing operations decreased by 1% in 2013 compared to 2012 and was primarily impacted by the factors affecting cost of sales and gross margin mentioned above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended March 31,		%
	2012	2013	Change
	(In thousands)
Net sales:
Security Products	$18,195	$18,974	4%
Marine Components	2,233	2,479	11%

Total net sales	$20,428	$21,453	5%

Gross margin:
Security Products	$5,690	$5,638	(1)%
Marine Components	322	382	19%

Total gross margin	$6,012	$6,020	—%

Income (loss) from operations:
Security Products	$3,471	$3,193	(8)%
Marine Components	(250)	(110)	56%
Corporate operating expenses	(1,638)	(1,649)	(1)%

Total income from operations	$1,583	$1,434	(9)%

Security Products—Security Products net sales increased 4% in the first quarter of 2013 compared to the same period last year. The increase in sales is primarily due to an increase in sales to postal market customers in 2013 due to a general improvement in demand within that market. Gross margin decreased approximately 1% in the first quarter of 2013 compared to the same period in 2012 primarily due to higher self-insured medical expenses of $.3 million in 2013 which impacted cost of sales and $.1 million which impacted selling and administration expenses. As a result, income from operations as a percentage of net sales for the Security Products unit decreased 2% for the first quarter of 2013 compared to the first quarter of 2012.

Marine Components—Marine Components net sales increased 11% in the first quarter of 2013 as compared to the same period last year. The increase in sales is primarily due to gains in market share for products sold to the ski/wakeboard market and other non-high performance marine markets. Gross margin and operating loss percentage improved in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increased leverage of fixed costs as a result of higher sales.

Outlook—Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced a total increase in sales in the first quarter of 2013, this was the net result of sales growth in certain markets and flat or slightly down sales in other markets. As a result, it is uncertain to the extent that total sales will continue to grow for the remainder of 2013. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to broaden our sales base and mitigate the impact of changes in demand.

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

General corporate and other items

Insurance recoveries—We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts we received from these insurance carriers.

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable. See Note 14 to our Condensed Consolidated Financial Statements.

Corporate expense—Corporate expenses were $4.9 million in the first quarter of 2013, $11.5 million lower than in the first quarter of 2012 primarily due to lower environmental remediation and related costs in 2013. Included in corporate expense in the first quarters of 2012 and 2013 are:

•	litigation and related costs of $2.0 million in 2013 compared to $1.9 million in 2012 and

•	environmental remediation and related costs of $1.2 million in 2013, compared to $12.8 million in 2012.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 14 to the Condensed Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2013 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2013, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 14 to the Condensed Consolidated Financial Statements.

Overall, we currently expect that our net general corporate expenses in 2013 will be lower than 2012, as higher expected litigation and related expenses would be more than offset by lower environmental remediation and related costs. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2013, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Provision for income taxes—We recognized an income tax benefit of $12.7 million in the first quarter of 2013 as compared to income tax expense of $8.0 million in the first quarter of 2012. See Note 13 to the Condensed Consolidated Financial Statements for more information about our 2013 income tax items and a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest—Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in each of the three month periods ended March 31, 2012 and 2013. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Discontinued operations—On December 28, 2012, we completed the sale of CompX’s Furniture Components operations. See Note 2 to our Condensed Consolidated Financial Statements.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended March 31,
	2012	2013	% Change
	(In millions)
Kronos:
Net sales	$561.3	$463.6	(17)%
Cost of sales	299.8	459.7	53%

Gross margin	$261.5	$3.9

Income (loss) from operations	$209.4	$(46.9)	(122)%
Interest and dividend income	2.3	.3	(87)%
Loss on prepayment of debt	—	(6.6)	n.m.
Interest expense	(6.3)	(6.4)	2%

	205.4	(59.6)
Income tax expense (benefit)	68.5	(18.5)	(127)%

Net income (loss)	$136.9	$(41.1)

Percentage of net sales:
Cost of sales	53%	99%
Income (loss) from operations	37%	(10)%
TiO2 operating statistics:
Sales volumes*	130	132	1%
Production volumes*	140	122	(13)%
Percentage change in TiO2 net sales:
Ti02 product pricing			(21)%
Ti02 sales volume			1
Ti02 product mix			3

Total			(17)%

*	Thousands of metric tons

n.m.—not meaningful

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Current industry conditions—The TiO2 industry has experienced decreased selling prices and production volumes as the majority of TiO2 producers and consumers have been undertaking inventory correction initiatives in response to continued global economic weakness and uncertainty. While Kronos operated its production facilities at full practical capacity rates in the first quarter of 2012, Kronos operated its facilities at reduced rates during the remainder of 2012 (approximately 86% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) to align production levels and inventories to current and anticipated near-term customer demand levels. Kronos continued to operate its production facilities at reduced capacity rates in the first quarter of 2013 (approximately 92% of practical capacity).

Kronos’ average selling prices declined during the second half of 2012, and continued to decline during the first quarter of 2013. Kronos’ average selling prices at the end of the first quarter of 2013 were 7% lower than at the end of 2012, and were 22% lower than at the end of the first quarter of 2012.

Kronos experienced significantly higher costs for its raw materials such as third-party feedstock ore and petroleum coke in 2012. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two ilmenite mines in Norway which provide all of the feedstock for its European sulfate process facilities. Overall, the cost per metric ton of TiO2 Kronos produced during 2012 was approximately 50% higher as compared to 2011, primarily due to the higher feedstock ore costs procured from third parties and unabsorbed fixed production costs resulting from reduced production volumes. However, as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2012 were produced with lower-cost feedstock ore purchased in 2011, Kronos’ cost of sales per metric ton in the first quarter of 2012 was significantly lower as compared to the cost per metric ton for products it sold in the second, third and fourth quarters of 2012. Kronos experienced some moderation in the cost of TiO2 feedstock ore procured from third parties in 2013, however its cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than what Kronos expects its cost of sales per metric ton of TiO2 to be in the remainder of 2013, as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2013 was produced with the higher-cost feedstock ore procured in 2012.

Net sales—Kronos’ net sales in the first quarter of 2013 decreased 17%, or $97.7 million, compared to the first quarter of 2012 primarily due to a 21% decrease in average TiO2 selling prices (which decreased net sales by approximately $118 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 1% in the first quarter of 2013 as compared to the first quarter of 2012 due to increased customer demand in export markets offset in part by slightly lower demand in North American and European markets. Kronos’ sales volumes in the first quarter of 2013 set a new record for a first quarter. Kronos estimates that changes in currency exchange rates increased net sales by approximately $1 million as compared to the first quarter of 2012.

Cost of sales—Kronos’ cost of sales increased $159.9 million or 53% in the first quarter of 2013 compared to 2012 primarily due to the net impact of higher raw material costs of approximately $110 million (primarily feedstock ore) and a 13% decrease in TiO2 production volumes. Kronos’ cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than TiO2 sold in the first quarter of 2012, as a substantial portion of the TiO2 products it sold in the first quarter of 2012 was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products it sold in 2013 was produced with higher-cost feedstock ore purchased in 2012. Overall and as discussed above, the cost per metric ton of TiO2 Kronos produced during 2012 was approximately 50% higher as compared to 2011, primarily due to the higher feedstock ore costs and unabsorbed fixed production costs resulting from reduced production volumes. Cost of sales as a percentage of net sales increased to 99% in the first quarter of 2013 compared to 53% in the same period of 2012 primarily due to the effects of higher raw materials costs as discussed above.

Gross margin and income (loss) from operations—Kronos’ income (loss) from operations decreased by $256.3 million from income of $209.4 million in the first quarter of 2012 to a loss of $46.9 million in the first quarter of 2013. Income (loss) from operations as a percentage of net sales decreased to (10)% in the first quarter of 2013 from 37% in the same period of 2012. This decrease was driven by the decline in gross margin, which decreased to 1% for the first quarter of 2013 compared to 47% for the first quarter of 2012. As discussed and quantified above, Kronos’ gross margin decreased primarily due to the effects of lower selling prices and higher manufacturing costs (primarily raw materials). Additionally, changes in currency exchange rates have negatively affected Kronos’ gross margin and income from operations. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $6 million in the first quarter of 2013 as compared to the same period in 2012.

Other non-operating income (expense)—Kronos recognized an aggregate $6.6 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first quarter of 2013 related to the voluntary prepayment of $290 million of its term loan.

Interest and dividend income decreased $2.0 million to $.3 million in the first quarter of 2013 primarily due to lower balances available for investment, principally related to its loan to Valhi which was completely repaid in December 2012. Interest income on Kronos’ loan to Valhi was $1.6 million in the first quarter of 2012.

Income tax provision—Kronos recognized an income tax benefit of $18.5 million in the first quarter of 2013 compared to a provision of $68.5 million in the same period last year. This difference is primarily due to Kronos’ decreased earnings.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $744 million and $100 million for German corporate and trade tax purposes, respectively, at December 31, 2012). At March 31, 2013, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period, and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if Kronos were to generate losses in its German operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates Three months ended March 31, 2013 vs. March 31, 2012
	Transaction gains recognized			Translation loss - impact of	Total currency impact 2013 vs.
	2012	2013	Change	rate changes	2012
	(in millions)
Impact on:
Net sales	$—	$—	$—	$1	$1
Income from operations	—	2	2	(8)	(6)

Outlook

During the first quarter of 2013, Kronos operated its production facilities at 92% of practical capacity, which was a higher utilization rate as compared to its utilization rates during the last three quarters of 2012. If economic conditions improve in the various regions of the world in the remainder of 2013, Kronos expects demand for its TiO2 products would increase and its sales volumes would be expected to be higher in 2013 as compared to 2012. During 2013, Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos experienced some moderation in the cost of TiO2 feedstock ore procured in 2013, however its cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than what Kronos expects its cost of sales per metric ton of TiO2 to be in the remainder of 2013, as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2013 was produced with the higher-cost feedstock ore procured in 2012. Although the cost of feedstock ore has moderated recently, such reductions have been inadequate to compensate for the decline in selling prices for Kronos’ products. Kronos started 2013 with selling prices 16% lower than as compared to the start of 2012, and prices declined by an additional 7% in the first quarter of 2013. Kronos expects to implement increases in its selling prices during 2013 in order to adequately compensate for its raw material production costs, and in this regard, in February 2013 Kronos announced certain price increases for all of its markets, implementation of which would begin in the second quarter of 2013. Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased. In addition, we believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis. Shortages of certain TiO2 grades have recently occurred, and lead times for delivery are increasing. We also believe TiO2 prices have generally stabilized, and price increases have been realized in some accounts. The extent to which Kronos will be able to achieve these and other possible additional price increases during 2013 will depend on market conditions.

Overall, Kronos expects that income from operations in 2013 will be significantly lower as compared to 2012. The first quarter of 2012 income from operations was positively affected by the sale of TiO2 produced with lower-cost feedstock ore purchased in 2011, as compared to Kronos’ first quarter 2013 loss from operations, which was negatively impacted by the sale of TiO2 produced with higher-cost feedstock ore purchased in 2012. This negative fluctuation in operating income between the first quarter of 2012 and the first quarter of 2013 would more than offset any favorable effect of higher sales and production volumes that would result assuming demand levels continue to improve, as well as the favorable impact of increases in Kronos’ selling prices that it may be able to achieve during the remainder of 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income (loss) from operations. Net cash used in operating activities was $2.2 million in the first three months of 2013 compared to $1.1 million in the first three months of 2012. The $1.1 million increase in cash used in operating activities includes the net effect of:

•	the $1.3 million of income from operations in the first quarter of 2012 attributable to CompX’s disposed operations,

•	higher amount of net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2013 of $.7 million and

•	lower cash paid for income taxes in 2013 of $1.0 million.

We expect our operating cash flow comparisons for the remainder of 2013 will continue to be negatively impacted by the sale of CompX’s disposed operations, since the operating cash flows of the disposed operations are included in our total cash flows from operating activities in 2012, through the December 2012 date of sale. See Note 2 to our Condensed Consolidated Financial Statements.

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

	Three months ended March 31,
	2012	2013
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$(2.9)	$(14.6)
NL Parent and wholly-owned subsidiaries	3.1	13.7
Eliminations	(1.3)	(1.3)

Total	$(1.1)	$(2.2)

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding was comparable from December 31, 2012 to March 31, 2013. Overall, our March 31, 2013 days sales outstanding compared to December 31, 2012 is in line with our expectations. Our total average number of days in inventory decreased from December 31, 2012 to March 31, 2013. Our overall March 31, 2013 days in inventory compared to December 31, 2012 is in line with our expectations. For comparative purposes, we have provided December 31, 2011 and March 31, 2012 numbers below.

	December 31, 2011	March 31, 2012	December 31, 2012	March 31, 2013
Days sales outstanding	40 days	40 days	40 days	40 days
Days in inventory	83 days	74 days	74 days	70 days

Investing and financing activities

Net cash provided by investing activities totaled $3.4 million in the first three months of 2013. During 2013:

•	we paid $.7 million for capital expenditures, substantially all of which is related to CompX,

•	we collected $1.8 million in principal payments on a note receivable and

•	we received $1.6 million in net proceeds from the sale of assets held for sale.

Net cash used in financing activities totaled $6.5 million in the first quarter of 2013. During 2013:

•	CompX paid $.3 million in principal repayments on long-term debt and

•	we paid $6.1 million, or $.125 per share, in dividends. Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

At March 31, 2013, our consolidated indebtedness consisted of CompX’s note payable to TIMET Finance Management Company, of which $18.3 million principal amount remained outstanding.

Provisions contained in Kronos’ credit agreements could result in the acceleration of any indebtedness prior to its stated maturity for reasons other than defaults from failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

Kronos is in compliance with all of its respective debt covenants at March 31, 2013. Kronos’ ability to borrow funds under its credit facility in the future will, in some instances, depend in part on compliance with specified financial covenants and restrictions contained in the applicable credit agreements. We believe that Kronos will be able to comply with its financial covenants through the maturity of its facility; however if future operating results differ materially from our predictions Kronos may be unable to maintain compliance. In such an event, Kronos believes it has alternate sources of liquidity, including cash on hand and borrowings under its North American revolver or additional borrowings from Contran (neither of which contain any financial maintenance covenants) in order to adequately address any compliance issues which might arise.

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

At March 31, 2013, we had aggregate cash, cash equivalents and restricted cash of $79 million, substantially all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$50.1
NL Parent and wholly-owned subsidiaries	28.9

Total	$79.0

In addition, at March 31, 2013 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $230.7 million. See Note 5 to the Condensed Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at March 31, 2013 with an aggregate market value of $551.2 million. See Note 6 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2014). If actual developments differ from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis. At March 31, 2013, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing. The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion. We currently do not expect to be required to borrow any amounts from Valhi during 2013 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2013 approximated $.4 million. CompX’s 2013 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain or improve its facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we would expect to receive from our subsidiaries and affiliates in 2013, based on the number of shares of common stock of these affiliates we own as of March 31, 2013 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at March 31, 2013 (in millions)	Quarterly Dividend Rate	Annual Expected Dividend
			(in millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.125	5.4
Valhi	14.4	.05	2.9

Total expected annual dividends			$29.4

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

Off-balance sheet financing arrangements

Other than operating lease commitments discussed in our 2012 Annual Report, we are not party to any material off-balance sheet financing arrangements.

Commitments and contingencies

We are subject to certain commitments and contingencies, as more fully described to our 2012 Annual Report, or in Note 14 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2012 Annual Report, and we refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2012 Annual Report. See also Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures—We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Internal control over financial reporting—We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting—There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements and to our 2012 Annual Report.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657). In the first quarter of 2013, NL filed a motion for summary judgment.

New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County). In March 2013, 244 third-party defendants entered into a Consent Judgment with the State of New Jersey that, if approved by the Court, will resolve certain of the claims alleged in the third-party complaint. NL is one of approximately 25 Third-Party Defendants that did not join the Consent Judgment. In April 2013, NL received a settlement offer from the Third-Party Plaintiffs. NL is continuing to defend the matter.

ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). In the first quarter of 2013, NL’s motion was granted and the court entered an indefinite stay.

ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). In the first quarter of 2013, the court granted NL’s motion and entered an indefinite stay, but has allowed limited discovery on liability issues to proceed.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In March 2013, the appellate court agreed with the trial court’s rationale regarding legislative requirements to screen children’s blood lead levels and remanded the case for further proceedings in the trial court.

In March 2013, NL received Special Notice from EPA for OU 1 (residential area) at the Big River Mine Tailings Superfund Site in St. Francois County, Missouri. The site encompasses approximately eight former mine and mill areas, only one of which is associated with former NL operations, as well as adjacent residential areas.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2012 Annual Report. There have been no material changes to such risk factors during the three months ended March 31, 2013.

Item 6.	Exhibits

10.1*	Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2012 – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kronos Worldwide, Inc. (File No. 001-31763) for the quarter ended March 31, 2013.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: May 8, 2013	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date: May 8, 2013	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)