Form 10-Q
period 2013-06-30
NL INDUSTRIES INC
filed 2013-08-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of the registrant’s common stock outstanding on July 31, 2013: 48,673,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	June 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,987	$71,735
Restricted cash and cash equivalents	5,354	4,339
Accounts and other receivables, net	12,049	13,883
Inventories, net	11,223	12,257
Prepaid expenses and other	1,769	706
Deferred income taxes	4,271	4,271

Total current assets	112,653	107,191

Other assets:
Marketable securities	179,662	197,485
Investment in Kronos Worldwide, Inc.	323,128	285,099
Goodwill	27,156	27,156
Other assets, net	3,854	2,255

Total other assets	533,800	511,995

Property and equipment:
Land	5,138	5,138
Buildings	20,791	20,791
Equipment	59,010	57,184
Construction in progress	1,442	2,003

	86,381	85,116
Less accumulated depreciation	52,052	51,015

Net property and equipment	34,329	34,101

Total assets	$680,782	$653,287

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2012	June 30, 2013
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,000	$1,000
Accounts payable	5,363	3,630
Accrued and other current liabilities	12,749	10,763
Accrued environmental remediation and related costs	5,667	4,754
Income taxes	6	5

Total current liabilities	24,785	20,152

Noncurrent liabilities:
Long-term debt	17,480	16,980
Accrued pension costs	13,747	12,260
Accrued postretirement benefit (OPEB) costs	3,861	3,631
Accrued environmental remediation and related costs	42,339	55,037
Deferred income taxes	171,915	158,400
Other	18,572	18,415

Total noncurrent liabilities	267,914	264,723

Equity:
NL stockholders’ equity:
Common stock	6,083	6,084
Additional paid-in capital	300,227	300,368
Retained earnings	163,758	135,217
Accumulated other comprehensive loss	(95,253)	(86,603)

Total NL stockholders’ equity	374,815	355,066

Noncontrolling interest in subsidiary	13,268	13,346

Total equity	388,083	368,412

Total liabilities and equity	$680,782	$653,287

Commitments and contingencies (Notes 13 and 14)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(unaudited)
Net sales	$22,147	$24,039	$42,575	$45,492
Cost of sales	15,638	16,429	30,054	31,862

Gross margin	6,509	7,610	12,521	13,630
Selling, general and administrative expense	4,351	4,667	8,780	9,253
Other operating income (expense):
Insurance recoveries	282	946	1,407	1,576
Litigation settlement gain	14,964	—	14,964	—
Other income	170	14	390	14
Corporate expense and other, net	(5,119)	(16,325)	(21,506)	(21,242)

Income (loss) from operations	12,455	(12,422)	(1,004)	(15,275)
Equity in earnings (loss) of Kronos Worldwide, Inc.	19,624	(10,303)	61,236	(22,790)
Other income (expense):
Securities transaction gains, net	—	6	—	11
Interest and dividends	831	735	1,542	1,473
Interest expense	(219)	(58)	(502)	(117)

Income (loss) from continuing operations before income taxes	32,691	(22,042)	61,272	(36,698)
Income tax expense (benefit)	7,335	(8,024)	15,329	(20,682)

Income (loss) from continuing operations	25,356	(14,018)	45,943	(16,016)
Income from discontinued operations, net of tax	889	—	1,549	—

Net income (loss)	26,245	(14,018)	47,492	(16,016)
Noncontrolling interest in net income of subsidiary	272	237	470	357

Net income (loss) attributable to NL stockholders	$25,973	$(14,255)	$47,022	$(16,373)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(unaudited)
Amounts attributable to NL stockholders:
Income (loss) from continuing operations	$25,199	$(14,255)	$45,674	$(16,373)
Income from discontinued operations	774	—	1,348	—

Net income (loss) attributable to NL stockholders	$25,973	$(14,255)	$47,022	$(16,373)

Net income (loss) per share:
Continuing operations	$.51	$(.29)	$.94	$(.34)
Discontinued operations	.02	—	.03	—

Net income (loss) per share	$.53	$(.29)	$.97	$(.34)

Cash dividend per share	$.125	$.125	$.250	$.250

Basic and diluted weighted average shares outstanding	48,666	48,671	48,664	48,670

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(unaudited)
Net income (loss)	$26,245	$(14,018)	$47,492	$(16,016)

Other comprehensive income (loss), net of tax:
Marketable securities	(52,742)	(22,075)	(78,617)	11,826
Currency translation	(8,527)	1,116	(4,390)	(4,274)
Defined benefit pension plans	566	687	1,131	1,386
Other postretirement benefit plans	(138)	(144)	(276)	(288)

Total other comprehensive income (loss)	(60,841)	(20,416)	(82,152)	8,650

Comprehensive loss	(34,596)	(34,434)	(34,660)	(7,366)
Comprehensive income attributable to noncontrolling interest	(173)	(237)	(486)	(357)

Comprehensive loss attributable to NL stockholders	$(34,769)	$(34,671)	$(35,146)	$(7,723)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2013

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest in subsidiary	Total equity
				(unaudited)
Balance at December 31, 2012	$6,083	$300,227	$163,758	$(95,253)	$13,268	$388,083
Net loss	—	—	(16,373)	—	357	(16,016)
Other comprehensive income, net	—	—	—	8,650	—	8,650
Issuance of NL common stock	1	58	—	—	—	59
Dividends	—		(12,168)	—	(287)	(12,455)
Other, net	—	83	—	—	8	91

Balance at June 30, 2013	$6,084	$300,368	$135,217	$(86,603)	$13,346	$368,412

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$47,492	$(16,016)
Depreciation and amortization	2,889	1,689
Deferred income taxes	15,822	(18,185)
Equity in (earnings) loss of Kronos Worldwide, Inc.	(61,236)	22,790
Distributions from Kronos Worldwide, Inc.	10,566	10,566
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	104	(229)
Other postretirement benefits	(320)	(364)
Litigation settlement gain	(14,964)	—
Securities transactions gains, net	—	(11)
Other, net	282	1,118
Change in assets and liabilities:
Accounts and other receivables, net	(2,734)	(2,333)
Inventories, net	150	(1,154)
Prepaid expenses and other	127	148
Accounts payable and accrued liabilities	(2,349)	(3,291)
Income taxes	(1,576)	(5)
Accounts with affiliates	592	(2,782)
Accrued environmental remediation and related costs	12,042	11,785
Other noncurrent assets and liabilities, net	(2,387)	(1,097)

Net cash provided by operating activities	4,500	2,629

Cash flows from investing activities:
Capital expenditures	(2,211)	(1,553)
Proceeds from real estate-related litigation settlement	15,603	—
Change in restricted cash equivalents	(284)	1,021
Collection of note receivable	—	3,034
Proceeds from the disposal of:
Assets held for sale	—	1,559
Marketable securities	—	272
Property, plant and equipment and other assets	30	2
Purchase of marketable securities	—	(261)

Net cash provided by investing activities	13,138	4,074

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six months ended June 30,
	2012	2013
	(unaudited)
Cash flows from financing activities:
Dividends paid	$(12,166)	$(12,168)
Distributions to noncontrolling interests in subsidiary	(409)	(287)
Indebtedness:
Borrowings	13,050	—
Repayments	(22,300)	(500)
Other, net	(57)	—

Net cash used in financing activities	(21,882)	(12,955)

Cash and cash equivalents—net change from:
Operating, investing and financing activities	(4,244)	(6,252)
Effect of exchange rate changes on cash	72	—
Cash and cash equivalents at beginning of period	11,652	77,987

Cash and cash equivalents at end of period	$7,480	$71,735

Supplemental disclosures:
Cash paid for:
Interest	$431	$155
Income taxes, net	1,977	289
Non-cash investing activity:
Accrual for capital expenditures	510	(161)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Note 1—Organization and basis of presentation:

Organization—At June 30, 2013, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries held an aggregate of approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation—Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own 30% of Kronos Worldwide, Inc. CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the SEC on March 12, 2013 (the 2012 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2012 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2012) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended June 30, 2013 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2012 Consolidated Financial Statements contained in our 2012 Annual Report.

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

Note 2—Discontinued operations:

On December 28, 2012, we completed the sale of CompX’s Furniture Components operations to a competitor of that business. Selected financial data for the operations of the disposed Furniture Components operations is presented below:

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
	(In thousands)
Net sales	$15,452	$30,554

Income from operations	$1,771	$3,097

Income from discontinued operations:
Income before taxes	$1,747	$3,036
Income tax expense	(858)	(1,487)

Income from discontinued operations, net of tax	889	1,549
Noncontrolling interest in income from discontinued operations, net of tax	115	201

Total discontinued operations, net of tax and noncontrolling interest	$774	$1,348

In accordance with generally accepted accounting principles, the assets and liabilities relating to the Furniture Components business were eliminated from the 2012 Condensed Consolidated Balance Sheet at the date of sale. We have reclassified our June 30, 2012 Condensed Consolidated Statements of Operations to reflect the disposed operations as discontinued operations. We have not reclassified our June 30, 2012 Condensed Consolidated Statement of Cash Flows to reflect discontinued operations.

In conjunction with the sale of CompX’s Furniture Components business, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by CompX’s Taiwanese Furniture Component subsidiary. We had no additional use for the undeveloped land in Taiwan and therefore expected the land to be sold to a third party with CompX receiving the net proceeds. Based on the legal form of how we completed the disposal transaction, our interest in such land was represented by a $3.0 million promissory note receivable at December 31, 2012, issued to CompX by its former Taiwanese subsidiary which retained legal ownership in the land to facilitate the future sale of the land to a third party. The proceeds from the sale of the land were required to be used to settle the note receivable. During the first quarter of 2013, an agreement was entered into with a third party to sell the land for $3.0 million, $1.8 million of which was received during the first quarter of 2013 and the remaining $1.2 million was received in the second quarter 2013. Such note receivable is classified as part of accounts receivable in our Consolidated Balance Sheets at December 31, 2012. See Note 3.

Note 3—Accounts and other receivables, net:

	December 31, 2012	June 30, 2013
	(In thousands)
Trade receivables—CompX	$8,696	$10,904
Promissory note receivable	3,034	—
Accrued insurance recoveries	476	562
Income taxes receivable from Valhi	—	2,513
Other receivables	51	59
Refundable income taxes	8	8
Allowance for doubtful accounts	(216)	(163)

Total	$12,049	$13,883

Accrued insurance recoveries are discussed in Note 14.

Note 4—Inventories, net:

	December 31, 2012	June 30, 2013
	(In thousands)
Raw materials	$3,253	$3,926
Work in process	5,902	6,295
Finished goods	2,068	2,036

Total	$11,223	$12,257

Note 5—Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(In thousands)
December 31, 2012:
Noncurrent assets
Valhi common stock	1	$179,662	$24,347	$155,315

June 30, 2013:
Noncurrent assets
Valhi common stock	1	$197,485	$24,347	$173,138

At December 31, 2012 and June 30, 2013, we held approximately 14.4 million shares of Valhi’s common stock with a market price of $12.50 and $13.74 per share, respectively. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of Valhi’s outstanding common stock. We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes. Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6—Investment in Kronos Worldwide, Inc.:

At December 31, 2012 and June 30, 2013, we owned approximately 35.2 million shares of Kronos common stock. At June 30, 2013, the quoted market price of Kronos’ common stock was $16.24 per share, or an aggregate market value of $572.0 million. At December 31, 2012, the quoted market price was $19.50 per share, or an aggregate market value of $686.8 million.

The change in the carrying value of our investment in Kronos during the first six months of 2013 is summarized below:

Amount
(In millions)
Balance at the beginning of the period	$323.1
Equity in loss of Kronos	(22.8)
Dividends received from Kronos	(10.6)
Other, principally equity in Kronos’ other comprehensive loss	(4.6)

Balance at the end of the period	$285.1

Selected financial information of Kronos is summarized below:

	December 31, 2012	June 30, 2013
	(In millions)
Current assets	$1,223.4	$925.5
Property and equipment, net	522.5	507.9
Investment in TiO2 joint venture	109.9	95.2
Other noncurrent assets	171.2	213.7

Total assets	$2,027.0	$1,742.3

Current liabilities	$328.4	$275.7
Long-term debt	378.9	286.9
Accrued pension and postretirement benefits	203.3	194.1
Other noncurrent liabilities	54.3	48.7
Stockholders’ equity	1,062.1	936.9

Total liabilities and stockholders’ equity	$2,027.0	$1,742.3

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(In millions)
Net sales	$545.3	$481.1	$1,106.6	$944.7
Cost of sales	382.0	471.5	681.8	931.2
Income (loss) from operations	110.6	(47.7)	320.0	(94.6)
Net income (loss)	64.5	(33.9)	201.4	(75.0)

Note 7—Other noncurrent assets, net:

	December 31, 2012	June 30, 2013
	(In thousands)
Assets held for sale	$1,965	$430
Restricted cash	1,694	1,688
Other	195	137

Total	$3,854	$2,255

In the fourth quarter of 2012, CompX entered into an agreement to sell one of its facilities classified as an asset held for sale. The transaction closed during the first quarter of 2013. The net proceeds from the sale of $1.6 million approximated the carrying value of the assets as of the date of the sale.

Note 8—Accrued and other current liabilities:

	December 31, 2012	June 30, 2013
	(In thousands)
Employee benefits	$7,611	$5,562
Professional fees and legal settlements	2,805	3,155
Income taxes payable to Valhi	270	—
Other	2,063	2,046

Total	$12,749	$10,763

Note 9—Long-term debt:

	December 31, 2012	June 30, 2013
	(In thousands)
Subsidiary debt:
CompX note payable to TIMET Finance Management Company	$18,480	$17,980
Less current maturities	1,000	1,000

Total long-term debt	$17,480	$16,980

The average interest rate on the promissory note payable to TIMET Finance Management Company as of and for the six-month period ended June 30, 2013 was 1.3%. In July 2013, CompX prepaid the remaining outstanding principal amount of the note, plus accrued interest without penalty.

During the first six months of 2013, we had no borrowings under our promissory note with Valhi, and at June 30, 2013, the full $40 million was available for borrowing under this facility.

Note 10—Other noncurrent liabilities:

	December 31, 2012	June 30, 2013
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	586	585
Other	1,154	998

Total	$18,572	$18,415

Note 11—Employee benefit plans:

Defined benefit plans—The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(In thousands)
Interest cost	$643	$526	$1,271	$1,098
Expected return on plan assets	(915)	(986)	(1,829)	(1,986)
Recognized actuarial losses	331	306	662	615

Total	$59	$(154)	$104	$(273)

Postretirement benefits—The components of net periodic postretirement benefits other than pension cost (income) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(In thousands)
Interest cost	$40	$26	$79	$52
Amortization of prior service credit	(175)	(171)	(349)	(342)
Recognized actuarial gain	(25)	(37)	(50)	(74)

Total	$(160)	$(182)	$(320)	$(364)

Contributions—We currently expect our 2013 contributions to our defined benefit pension plans and other postretirement plans to be approximately $2.4 million.

Note 12—Other comprehensive income (loss):

Changes in accumulated other comprehensive income attributable to NL stockholders for the three and six months ended June 30, 2012 and 2013 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$160,576	$139,320	$186,451	$105,419
Other comprehensive income (loss)—unrealized gains (losses)arising during the year	(52,742)	(22,075)	(78,617)	11,826

Balance at end of period	$107,834	$117,245	$107,834	$117,245

Currency translation:
Balance at beginning of period	$(129,019)	$(140,555)	$(133,041)	$(135,165)
Other comprehensive income (loss)	(8,428)	1,116	(4,406)	(4,274)

Balance at end of period	$(137,447)	$(139,439)	$(137,447)	$(139,439)

Defined benefit pension plans:
Balance at beginning of period	$(58,913)	$(65,703)	$(59,478)	$(66,402)
Other comprehensive income—amortization of net losses included in net periodic pension cost	566	687	1,131	1,386

Balance at end of period	$(58,347)	$(65,016)	$(58,347)	$(65,016)

OPEB plans:
Balance at beginning of period	$1,206	$751	$1,344	$895
Other comprehensive loss—amortization of prior service credit and net gains included in net periodic OPEB cost	(138)	(144)	(276)	(288)

Balance at end of period	$1,068	$607	$1,068	$607

Total accumulated other comprehensive loss:
Balance at beginning of period	$(26,150)	$(66,187)	$(4,724)	$(95,253)
Other comprehensive income (loss)	(60,742)	(20,416)	(82,168)	8,650

Balance at end of period	$(86,892)	$(86,603)	$(86,892)	$(86,603)

See Note 11 for amounts related to our defined benefit pension plans and OPEB plans.

Note 13—Income taxes:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(In millions)
Expected tax provision (benefit) at U.S. federal statutory income tax rate of 35%	$11.4	$(7.7)	$21.4	$(12.8)
Incremental U.S. tax and rate differences on equity in earnings	(4.0)	—	(5.9)	(7.4)
Nontaxable income	(.3)	(.5)	(.7)	(.7)
U.S. state income taxes and other, net	.2	.2	.5	.2

Total	$7.3	$(8.0)	$15.3	$(20.7)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
	(In millions)
Comprehensive provision (benefit) for income taxes allocable to:
Continuing operations	$7.3	$(8.0)	$15.3	$(20.7)
Discontinued operations	.9	—	1.5	—
Other comprehensive income (loss):
Marketable securities	(28.4)	(11.9)	(42.3)	6.4
Currency translation	(4.4)	.6	(2.4)	(2.3)
Pension plans	.3	.3	.6	.7
OPEB plans	—	—	(.2)	(.1)

Total	$(24.3)	$(19.0)	$(27.5)	$(16.0)

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

In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004. Kronos objects to the re-assessments and believes the position is without merit. If the full amount of the proposed adjustment were ultimately to be assessed against Kronos, the cash tax liability would be approximately $15.6 million. Kronos believes that it has adequate accruals for this matter.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At June 30, 2013 and December 31, 2012, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2013 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$48,006
Additions charged to expense, net	13,041
Payments, net	(1,256)

Balance at the end of the period	$59,791

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$4,754
Noncurrent liability	55,037

Total	$59,791

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At June 30, 2013, we had accrued approximately $60 million related to approximately 50 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $156 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2013, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2012 and June 30, 2013:

	December 31, 2012		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash, cash equivalents and restricted cash	$85,035	$85,035	$77,762	$77,762
CompX promissory note payable to TIMET Finance Management Company	18,480	18,480	17,980	17,980
Noncontrolling interest in CompX common stock	13,268	23,409	13,346	22,922
NL stockholders’ equity	374,815	557,259	355,066	549,958

The fair value of our noncontrolling interest in CompX and NL stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by ASC Topic 820-10-35. The fair value of CompX’s promissory note payable represents a Level 2 input and is deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

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

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. Through its Security Products division, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the recreational marine and other industries through its Marine Components division. In December 2012, CompX completed the sale of its Furniture Components business. See Note 2 to our Condensed Consolidated Financial Statements. Unless otherwise noted, the discussion of our results of operations in Management’s Discussion and Analysis is focused on our continuing operations.

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

Results of Operations

Net income (loss) overview

Quarter ended June 30, 2013 compared to quarter ended June 30, 2012

Our net loss from continuing operations attributable to NL stockholders was $14.3 million, or $.29 per share, in the second quarter of 2013 compared to net income from continuing operations attributable to NL stockholders of $25.2 million, or $.51 per share, in the second quarter of 2012.

As more fully described below, the decrease in our earnings per share from 2012 to 2013 is primarily due to the net effect of:

•	Equity in losses from Kronos in 2013 compared to equity in earnings from Kronos in 2012,

•	litigation settlement gain of $15.0 million recognized in the second quarter of 2012 related to the settlement of condemnation proceedings on real property we formerly owned, and

•	higher environmental remediation and related costs of $10.6 million in the second quarter of 2013.

Our 2013 net loss from continuing operations attributable to NL stockholders includes income of $.01 per share, net of income taxes, related to insurance recoveries we recognized.

Our 2012 net income from continuing operations attributable to NL stockholders includes:

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

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our net loss from continuing operations attributable to NL stockholders was $16.4 million or $.34 per share in the first six months of 2013 compared to net income from continuing operations attributable to NL stockholders of $45.7 million, or $.94 per share, in the first six months of 2012.

As more fully described below, the decrease in our earnings per share from 2012 to 2013 is primarily due to the net effect of:

•	Equity in losses from Kronos in 2013 compared to equity in earnings from Kronos in 2012, and

•	litigation settlement gain of $15.0 million recognized in 2012 related to the settlement of condemnation proceedings on real property we formerly owned.

Our 2013 net loss from continuing operations attributable to NL stockholders includes the following:

•	income of $.02 per share, net of income taxes, related to insurance recoveries we recognized, and

•

a charge of $.02 per share included in our equity in Kronos consisting of the write-off of unamortized original issue discount costs and deferred financing costs related to the voluntary prepayment of $290 million of its term loan.

Our 2012 net income from continuing operations attributable to NL stockholders includes the following:

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

Income (loss) from operations attributable to continuing operations

The following table shows the components of our income (loss) from operations attributable to continuing operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2012	2013	Change	2012	2013	Change
	(In millions)
CompX	$2.1	$2.9	36%	$3.7	$4.4	19%
Insurance recoveries	.3	.9	200%	1.4	1.5	7%
Litigation settlement gain	15.0	—	(100)%	15.0	—	(100)%
Other income	.2	—	(100)%	.4	—	(100)%
Corporate expense and other, net	(5.1)	(16.2)	(219)%	(21.5)	(21.2)	(1)%

Income (loss) from operations	$12.5	$(12.4)		$(1.0)	$(15.3)

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes attributable to continuing operations exclusive of our loss from operations.

	Three months ended June 30,			Six months ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(In millions)
Equity in earnings (losses) of Kronos	$19.6	$(10.3)	(153)%	$61.2	$(22.8)	(137)%
Interest and dividend income	.8	.8	—	1.5	1.5	—
Interest expense	(.2)	(.1)	(74)%	(.5)	(.1)	(77)%

CompX International Inc.

	Three months ended June 30,			Six months ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(In millions)
Net sales	$22.1	$24.0	9%	$42.6	$45.5	7%
Cost of sales	15.6	16.4	5%	30.1	31.9	6%

Gross margin	6.5	7.6		12.5	13.6
Operating costs and expenses	(4.3)	(4.7)	9%	(8.8)	(9.2)	5%

Income from continuing operations	$2.2	$2.9		$3.7	$4.4

Percentage of net sales:
Cost of sales	70%	68%		71%	70%
Gross margin	29%	32%		29%	30%
Income from continuing operations	10%	12%		9%	10%

Net sales—Net sales increased 9% in the second quarter of 2013 and 7% in the first six months of 2013 as compared to the respective periods in 2012. Net sales increased principally due to higher demand for postal products within Security Products, and to a lesser extent, from an increase in Marine Component sales outside of the high performance boat market through gains in market share. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin—Cost of sales as a percentage of sales decreased by approximately 2% in the second quarter of 2013 compared to the second quarter of 2012. As a result, gross margin increased over the same period. The increase in gross margin is primarily due to the improved cost efficiencies from higher sales and the impact of lower self-insured medical insurance costs in the second quarter of 2013 compared to 2012. Cost of sales as a percentage of sales decreased by approximately 1% for the first six months of 2013, primarily due to the improved efficiencies from higher sales. As a result, gross margin also increased over the same period.

Operating costs and expenses—Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment. As a percentage of net sales, operating costs and expenses for the second quarter and first six months of 2013 are comparable to the same periods in 2012.

Income from operations—As a percentage of net sales, income from operations increased by approximately 2% for the second quarter of 2013, and increased by approximately 1% for the first six months of 2013. These increases were primarily impacted by the factors affecting cost of sales and gross margin noted above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended June 30,		%	Six months ended June 30,		%
	2012	2013	Change	2012	2013	Change
	(In thousands)
Net sales:
Security Products	$19,248	$20,826	8%	$37,442	$39,800	6%
Marine Components	2,899	3,213	11%	5,133	5,692	11%

Total net sales	$22,147	$24,039	9%	$42,575	$45,492	7%

Gross margin:
Security Products	$5,912	$6,800	15%	$11,601	$12,439	7%
Marine Components	597	810	36%	920	1,191	29%

Total gross margin	$6,509	$7,610	17%	$12,521	$13,630	9%

Income (loss) from operations:
Security Products	$3,669	$4,475	22%	$7,141	$7,667	7%
Marine Components	102	312	206%	(148)	202	236%
Corporate operating expense	(1,613)	(1,844)	(14%)	(3,252)	(3,492)	(7%)

Total income from operations	$2,158	$2,943	36%	$3,741	$4,377	17%

Gross margin:
Security Products	31%	33%		31%	31%
Marine Components	21%	25%		18%	21%
Total gross margin	29%	32%		29%	30%
Income from operations margin:
Security Products	19%	21%		19%	19%
Marine Components	4%	10%		(3%)	4%
Total income from operations margin	10%	12%		9%	10%

Security Products—Security Products net sales increased 8% in the second quarter and 6% in the first six months of 2013 compared to the same periods last year. The increase in sales is primarily due to an increase in sales to postal market customers of $1.8 million and $3.1 million in the second quarter and six month period, respectively, due to an increase in the installation of postal boxes as the U.S. Postal Service transitions to more centralized delivery as part of their cost reduction initiatives.

Gross margin and income from operations as a percentage of sales increased approximately 2% in the second quarter of 2013 compared to the same period in 2012 primarily due to improved cost efficiencies from higher sales and the impact of lower self-insured medical expenses of $.2 million in 2013 which impacted cost of sales and selling and administration expenses. Gross margin and income from operations as a percentage of sales were comparable for the first six months of 2013 and 2012.

Marine Components—Marine Components net sales increased 11% for the second quarter and six month periods in 2013 compared to the same periods in the prior year. The increase in sales is primarily due to gains in market share for products sold to the ski/wakeboard towboat market and other non-high performance marine markets. Gross margin for the second quarter of 2013 increased 4% compared to the second quarter of 2012 and improved 3% for the six month period as compared to the prior year. Income from operations margin increased for the second quarter and six month periods of 2013 by 6% and 7%, respectively, compared to the same periods in 2012 primarily due to increased leverage of fixed costs as a result of the higher sales.

Outlook—Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced a total increase in sales in the first half of 2013, this was the net result of sales growth in certain markets and flat or slightly down sales in other markets. As a result, we are uncertain as to the extent that total sales will continue to grow for the remainder of 2013. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to broaden our sales base and mitigate the impact of changes in demand.

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

Litigation settlement gain—In May 2012, we reported a $15 million pre-tax gain related to the third and final closing associated with certain real property we formerly owned in New Jersey. See our 2012 Annual Report for a discussion of such gain.

Corporate expense—Corporate expenses were $16.3 million in the second quarter of 2013, $11.2 million higher than in the second quarter of 2012 primarily due to higher environmental remediation and related costs in 2013. Included in corporate expense in the second quarters of 2012 and 2013 are:

•	litigation and related costs of $2.2 million in 2013 compared to $2.1 million in 2012, and

•	environmental remediation and related costs of $11.8 million in 2013 compared to $1.2 million in 2012.

Corporate expenses were $21.2 million in the first six months of 2013, which approximated corporate expenses of $21.5 million in the first six months of 2012. Included in corporate expense in the first six months of 2012 and 2013 are:

•	litigation and related costs of $4.3 million in 2013 compared to $4.0 million in 2012, and

•	environmental remediation and related costs of $13.0 million in 2013 compared to $14.0 million in 2012.

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

Overall, we currently expect that our net general corporate expenses in 2013 will be comparable to 2012. If our current expectations regarding the number of cases or sites in which we expect to be involved during 2013, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Income tax expense (benefit)—We recognized an income tax benefit of $8.0 million in the second quarter of 2013 compared to income tax expense of $7.3 million in the second quarter of 2012, and an income tax benefit of $20.7 million in the first six months of 2013 as compared to income tax expense of $15.3 million in the first six months of 2012 primarily due to lower earnings in 2013. See Note 13 to the Condensed Consolidated Financial Statements for more information about our 2013 income tax items and a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest—Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in each of the three and six month periods ended June 30, 2013 and 2012. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Discontinued operations—On December 28, 2012, we completed the sale of CompX’s Furniture Components operations. See Note 2 to our Condensed Consolidated Financial Statements.

Equity in earnings (loss) of Kronos Worldwide, Inc.

	Three months ended			Six months ended
	June 30,			June 30,
	2012	2013	% Change	2012	2013	% Change
	(In millions)
Kronos:
Net sales	$545.3	$481.1	(12)%	$1,106.6	$944.7	(15)%
Cost of sales	382.0	471.5	23%	681.8	931.2	37%

Gross margin	$163.3	$9.6		$424.8	$13.5

Income (loss) from operations	$110.6	$(47.7)	(143)%	$320.0	$(94.6)	(130)%
Interest and dividend income	2.0	.3	(85)%	4.3	.6	(86)%
Loss on prepayment of debt	(7.2)	—	(100)%	(7.2)	(6.6)	(8)%
Interest expense	(6.7)	(5.7)	(15)%	(13.0)	(12.1)	(7)%

	98.7	(53.1)		304.1	(112.7)
Income tax expense (benefit)	34.2	(19.2)	(156)%	102.7	(37.7)	(137)%

Net income (loss)	$64.5	$(33.9)		$201.4	$(75.0)

Percentage of net sales:
Cost of sales	70%	98%		62%	99%
Income (loss) from operations	20%	(10)%		29%	(10)%
Equity in earnings (loss) of Kronos Worldwide, Inc.	$19.6	$(10.3)		$61.2	$(22.8)

TiO2 operating statistics:
Sales volumes*	123	144	17%	253	276	9%
Production volumes*	118	124	5%	258	246	(5)%
Percentage change in Ti02 net sales:
Ti02 product pricing			(24)%			(22)%
Ti02 sales volumes			17			9
Ti02 product mix			(5)			(2)

Total			(12)%			(15)%

*	Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Current industry conditions—In May 2013, Kronos announced price increases for its TiO2 products in all of its markets, implementation of which began in June 2013. As a result, after about a year of decreasing selling prices within the TiO2 industry, Kronos’ selling prices have generally stabilized, with increases in some accounts. Kronos’ average selling prices at the end of the second quarter of 2013 were 1% lower than at the end of the first quarter of 2013, and were 8% lower than at the end of 2012. Demand for TiO2 products has increased in the second quarter, primarily in European and export markets, as customers have generally depleted their inventories during the second half of 2012 and the first quarter of 2013 in response to general global economic uncertainty.

While Kronos operated its production facilities at full practical capacity rates in the first quarter of 2012, it operated its facilities at reduced rates during the remainder of 2012 (approximately 86% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) to align production levels and inventories to current and anticipated near-term customer demand levels. Kronos continued to operate its production facilities at reduced capacity rates in the first half of 2013 (approximately 92% of practical capacity in the first quarter and approximately 90% in the second quarter).

Kronos experienced significantly higher costs for its raw materials such as third party feedstock ore and petroleum coke in 2012. Kronos operates two ilmenite mines in Norway, the production from which provides all of the feedstock for its European sulfate process facilities as well as third party ilmenite ore sales. Overall, the cost per metric ton of TiO2 Kronos produced during 2012 was approximately 50% higher as compared to 2011, primarily due to the higher feedstock ore costs procured from third parties and unabsorbed fixed production costs resulting from reduced production volumes. However, as a substantial portion of the TiO2 products Kronos sold in the first half of 2012 was produced with lower-cost feedstock ore purchased in 2011, its cost of sales per metric ton in the first quarter of 2012 (and to a lesser-extent the second quarter of 2012) was significantly lower as compared to the cost per metric ton for products Kronos sold in the third and fourth quarters of 2012. Kronos has seen some moderation in the cost of TiO2 feedstock ore procured from third parties in 2013, but such reductions will not be fully reflected in its cost of sales until the second half of 2013. Consequently, Kronos cost of sales per metric ton of TiO2 sold in the first half of 2013 (particularly in the first quarter) was significantly higher than what it expects its cost of sales per metric ton of TiO2 to be in the remainder of 2013, as a substantial portion of the TiO2 products it sold in the first quarter (and to a lesser-extent the second quarter) of 2013 was produced with the higher-cost feedstock ore procured in 2012.

Net sales—Kronos’ net sales in the second quarter of 2013 decreased 12%, or $64.2 million, compared to the second quarter of 2012 primarily due to the net effects of a 24% decrease in average TiO2 selling prices (which decreased net sales by approximately $131 million) and a 17% increase in sales volumes (which increased net sales by approximately $93 million).

Kronos’ net sales in the six months ended June 30, 2013 decreased 15%, or $161.9 million, compared to the six months ended June 30, 2012 primarily due to the net effects of a 22% decrease in average TiO2 selling prices (which decreased net sales by approximately $243 million) and a 9% increase in sales volumes (which increased net sales by approximately $100 million).

TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 17% in the second quarter of 2013 as compared to the second quarter of 2012 and increased 9% in the first six months of 2013 as compared to the first six months of 2012 due to higher customer demand, primarily in European and certain export markets. Kronos’ sales volumes in the first six months of 2013 were a new record for a first-half year. Kronos estimates the unfavorable effect of changes in currency exchange rates decreased its net sales by approximately $3 million as compared to the second quarter of 2012 and by approximately $2 million as compared to the first six months of 2012.

Cost of sales—Kronos’ cost of sales increased $89.5 million or 23% in the second quarter of 2013 compared to 2012 due to the net impact of higher raw material costs of approximately $26 million (primarily feedstock ore), a 17% increase in sales volumes, a 5% increase in TiO2 production volumes and currency fluctuations (primarily the euro). Kronos’ cost of sales per metric ton of TiO2 sold in the second quarter of 2013 was somewhat higher than TiO2 sold in the second quarter of 2012, as a portion of the TiO2 products it sold in the second quarter of 2012 was produced with lower-cost feedstock ore purchased in 2011, while a portion of the TiO2 products it sold in the second quarter of 2013 was produced with higher-cost feedstock ore purchased in 2012.

Kronos’ cost of sales increased $249.4 million or 37% in the six months ended June 30, 2013 compared to this same period in 2012 due to the net impact of higher raw material costs of approximately $136 million (primarily feedstock ore), a 9% increase in sales volumes, a 5% decrease in TiO2 production volumes and currency fluctuations (primarily the euro). Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products it sold in the first quarter of 2012 (and a portion of the TiO2 products it sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products it sold in the first quarter of 2013 (and a portion of the TiO2 products it sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.

Overall, and as discussed above, the cost per metric ton of TiO2 Kronos produced during 2012 was approximately 50% higher as compared to 2011, primarily due to the higher feedstock ore costs and unabsorbed fixed production costs resulting from reduced production volumes.

Cost of sales as a percentage of net sales increased to 98% in the second quarter of 2013 compared to 70% in the same period of 2012 primarily due to the effects of lower average selling prices and higher raw materials costs, as discussed and quantified above. Cost of sales as a percentage of net sales increased to 99% in the first six months of 2013 compared to 62% in the same period of 2012 primarily due to the effects of higher raw materials costs as discussed above and a 5% decrease in TiO2 production volumes.

Unionized employees in Kronos’ Canadian TiO2 production facility are covered by a collective bargaining agreement that expired June 15, 2013. The Canadian facility represents approximately 19% of Kronos’ worldwide TiO2 production capacity. The union employees represented by the Confederation des Syndicat National (CSN) rejected Kronos’ revised global offer, and Kronos declared a lockout of unionized employees upon the expiration of the existing contract. As of the date of this report, no agreement has been reached with the CSN and the unionized employees remain locked out. Kronos is currently operating its Canadian plant at approximately 15% of the plant’s capacity with non-union management employees, and has implemented a strategy to reduce the financial impact of operating the plant during the lockout. Kronos currently expects minimal interruptions in meeting customer demand, as orders are being filled with inventory on hand or through production from its other facilities. There is no assurance that Kronos will able to reach an agreement with the CSN on the terms of a new collective bargaining agreement, or reach an agreement on terms that will not have a material adverse effect on its results of operations.

Gross margin and income (loss) from operations—Kronos’ income (loss) from operations decreased by $158.3 million from income of $110.6 million in the second quarter of 2012 to a loss of $47.7 million in the second quarter of 2013. Income (loss) from operations as a percentage of net sales decreased to (10)% in the second quarter of 2013 from 20% in the same period of 2012. This decrease was driven by the decline in gross margin, which decreased to 2% for the second quarter of 2013 compared to 30% for the second quarter of 2012. Kronos’ gross margin in the second quarter has decreased primarily due to the net effects of lower selling prices, higher manufacturing costs (primarily raw materials), higher sales volumes and higher production volumes.

Kronos’ income (loss) from operations decreased by $414.6 million from income of $320.0 million in the first six months of 2012 to a loss of $94.6 million in the first six months of 2013. Income (loss) from operations as a percentage of net sales decreased to (10)% in the first six months of 2013 from 29% in the same period of 2012. This decrease was driven by the decline in gross margin, which decreased to 1% for the first six months of 2013 compared to 38% for the same period in 2012. Kronos’ gross margin in the first six months of 2013 has decreased primarily due to the net effects of lower selling prices, higher manufacturing costs (primarily raw materials), higher sales volumes and lower production volumes.

Additionally, changes in currency exchange rates have negatively affected its gross margin and income from operations. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $2 million in the second quarter of 2013 as compared to the same period in 2012 and decreased income from operations by approximately $8 million in the first six months of 2013 as compared to the same period in 2012.

Other non-operating income (expense)—In June 2012, Kronos entered into a new $400 million term loan. Kronos used a portion of the net proceeds of the term loan to redeem the remaining outstanding 6.5% Senior Secured Notes due April 2013 (€279.2 million principal amount outstanding). As a result, Kronos recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of debt, consisting of the call premium paid, interest from the June 14, 2012 indenture discharge date to the July 20, 2012 redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Secured Notes. In the first quarter of 2013, Kronos recognized an aggregate $6.6 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, related to the voluntary prepayment of $290 million of its term loan.

Kronos’ interest expense decreased $1.0 million from $6.7 million in the second quarter of 2012 to $5.7 million in the second quarter of 2013 and decreased $.9 million from $13.0 million in the six months ended June 30, 2012 to $12.1 million in the six months ended June 30, 2013 primarily due to lower average debt levels in 2013.

Kronos’ interest and dividend income decreased $1.7 million to $.3 million in the second quarter of 2013 and decreased $3.7 million to $.6 million in the six months ended June 30, 2013 primarily due to lower balances available for investment, principally related to its loan to Valhi which was completely repaid in December 2012. Interest income on Kronos’ loan to Valhi was $1.7 million in the second quarter of 2012 and $3.4 million in the six months ended June 30, 2012.

Income tax expense (benefit)—Kronos recognized an income tax benefit of $19.2 million in the second quarter of 2013 compared to an income tax provision of $34.2 million in the same period last year and an income tax benefit of $37.7 million in the first six months of 2013 compared to an income tax provision of $102.7 million in the same period last year. This difference is primarily due to Kronos’ decreased earnings.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $744 million and $100 million for German corporate and trade tax purposes, respectively, at December 31, 2012). At June 30, 2013, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, particularly if Kronos were to generate losses in its German operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point it would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates three months ended June 30, 2013 vs June 30, 2012
	Transaction gains recognized			Translation gain/loss - impact of	Total currency impact 2013 vs
	2012	2013	Change	rate changes	2012
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(3)	$(3)
Income from operations	1	(3)	(4)	2	(2)

Impact of changes in currency exchange rates six months ended June 30, 2013 vs June 30, 2012
	Transaction gains recognized			Translation gain/loss - impact of	Total currency impact 2013 vs
	2012	2013	Change	rate changes	2012
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(2)	$(2)
Income from operations	1	(1)	(2)	(6)	(8)

Outlook

During the first half of 2013 Kronos operated its production facilities at 91% of practical capacity, which was a higher utilization rate as compared to its utilization rates during the last three quarters of 2012. If economic conditions improve in the various regions of the world in the remainder of 2013, Kronos expects demand for its TiO2 products would continue to increase and it would expect its sales volumes to be higher in 2013 as compared to 2012. During 2013, Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos saw some moderation in the cost of TiO2 feedstock ore procured in 2013, but such reductions will not be fully reflected in its cost of sales until the second half of 2013. Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than what it expects its cost of sales per metric ton of TiO2 to be in the remainder of 2013, as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2013 (and a portion of the TiO2 products it sold in the second quarter of 2013) was produced with the higher-cost feedstock ore procured in 2012. Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for Kronos’ products over the past year. Kronos started 2013 with selling prices 16% lower than as compared to the beginning of 2012, and prices declined by an additional 7% in the first quarter of 2013 and 1% in the second quarter. In May 2013, Kronos announced price increases for its TiO2 products in all of its markets, implementation of which began in June 2013. As a result, Kronos’ selling prices have generally stabilized, with increases in some accounts. Kronos expects to implement additional increases in selling prices during the second half of 2013. Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis. As a result, shortages of certain TiO2 grades have begun to occur, and lead times for delivery are increasing. With the record sales volumes levels experienced in the first half of the year, Kronos continues to see evidence of improvement in demand for its TiO2 products, which it believes will support implementation of additional selling price increases in the near term. The extent to which Kronos will be able to achieve these and other possible additional price increases during 2013 will depend on market conditions.

Overall, Kronos expects that income (loss) from operations in 2013 will be significantly lower as compared to 2012, but it also expects income (loss) from operations in the second half of 2013 will improve from the first half of 2013. Kronos’ income from operations in the first half of 2012 was positively affected by the sale of TiO2 produced with lower-cost feedstock ore purchased in 2011, while its loss from operations in the first half of 2013 was negatively impacted by the sale of TiO2 produced with higher-cost feedstock ore purchased in 2012. The negative effect of such higher-cost feedstock ore on Kronos’ full year 2013 operating results is expected to more than offset any favorable effect of higher sales and production volumes that would result assuming demand levels continue to improve, as well as the favorable impact of increases in its selling prices that Kronos may be able to achieve during the remainder of 2013.

Due to the constraints, high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand. As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely. Given the lead time required for such production capacity expansions, Kronos expects a prolonged shortage of TiO2 products will occur as economic conditions improve and global demand levels for TiO2 continue to increase.

Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances. If actual developments differ materially from its expectations, Kronos’ results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations. Net cash provided by operating activities was $2.6 million in the first six months of 2013 compared to $4.5 million in the first six months of 2012.

The $1.9 million decrease in cash provided by operating activities includes the net effects of:

•	the $3.1 million of income from operations in 2012 attributable to CompX’s disposed operations,

•	higher amount of net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2013 of $1.8 million,

•	lower amounts paid for environmental remediation and related costs in 2013 of $.7 million, and

•	lower cash paid for income taxes in 2013 of $1.7 million.

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

	Six months ended June 30,
	2012	2013
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$1.6	$(11.5)
NL Parent and wholly-owned subsidiaries	5.6	16.0
Eliminations	(2.7)	(1.9)

Total	$4.5	$2.6

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding was comparable from December 31, 2012 to June 30, 2013. Overall, our June 30, 2013 days sales outstanding and days in inventory compared to December 31, 2012 is in line with our expectations. For comparative purposes, we have provided December 31, 2011 and June 30, 2012 numbers below.

	December 31, 2011	June 30, 2012	December 31, 2012	June 30, 2013
Days sales outstanding	40 days	40 days	40 days	41 days
Days in inventory	83 days	66 days	74 days	68 days

Investing and financing activities

Net cash provided by investing activities totaled $4.1 million in the first six months of 2013. During 2013:

•	we paid $1.6 million in capital expenditures, substantially all of which related to CompX,

•	we collected $3.0 million in principal payments on a note receivable, and

•	we received $1.6 million in net proceeds from the sale of assets held for sale.

Net cash used in financing activities totaled $13.0 million in the first six months of 2013. During 2013:

•	CompX paid $.5 million in principal repayments on long-term debt, and

•	we paid $12.2 million, or $.25 per share, in dividends. Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

In July 2013, CompX prepaid the remaining outstanding principal amount of the long-term debt, plus accrued interest, without penalty. See Note 9 to the Condensed Consolidated Financial Statements.

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

Kronos is in compliance with all of its respective debt covenants at June 30, 2013. Kronos’ ability to borrow funds under its credit facility in the future will, in some instances, depend in part on compliance with specified financial covenants and restrictions contained in the applicable credit agreements. We believe that Kronos will be able to comply with its financial covenants through the maturity of its facility; however if future operating results differ materially from our predictions Kronos may be unable to maintain compliance. In such an event, Kronos believes it has alternate sources of liquidity, including cash on hand and borrowings under its North American revolver or additional borrowings from Contran (neither of which contain any financial maintenance covenants) in order to adequately address any compliance issues which might arise.

In July 2013, Kronos voluntarily prepaid the remaining $100 million principal amount outstanding under its term loan, using $50 million of cash on hand as well as borrowings of $50 million under its revolving North American credit facility. Kronos expects to recognize a non-cash pre-tax interest charge of approximately $2.3 million in the third quarter of 2013 consisting of the write-off of the remaining unamortized original issue discount and deferred financing costs associated with such payment.

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

At June 30, 2013, we had aggregate cash, cash equivalents and restricted cash of $77.8 million, substantially all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$52.7
NL Parent and wholly-owned subsidiaries	25.1

Total	$77.8

In addition, at June 30, 2013 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $197.5 million. See Note 5 to the Condensed Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at June 30, 2013 with an aggregate market value of $572.0 million. See Note 6 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2014). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis. At June 30, 2013, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing. The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion. We currently do not expect to be required to borrow any amounts from Valhi during 2013 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2013 approximated $1.1 million. CompX’s 2013 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain or improve facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we would expect to receive from our subsidiaries and affiliates in 2013, based on the number of shares of common stock of these affiliates we own as of June 30, 2013 and their current regular quarterly dividend rate, is presented in the table below. In May 2013, CompX’s board of directors reduced its regular quarterly dividend from $.125 per share to $0.05 per share, effective with its second quarter 2013 dividend. The amount shown in the table below for CompX reflects the $.125 per share and $.05 per share dividends we actually received from CompX in the first and second quarters, respectively, and $.05 per share we would expect to receive in each of the third and fourth quarters of 2013.

	Shares held at June 30, 2013 (in millions)	Current Quarterly Dividend Rate	Annual Expected Dividend
			(in millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	3.0
Valhi	14.4	.05	2.9

Total expected annual dividends			$27.0

Investments in our subsidiaries and affiliates and other acquisitions

We have in the past and may in the future, purchase the securities of our subsidiaries and affiliates or third-parties in market or privately-negotiated transactions. We base our purchase decisions on a variety of factors, including an analysis of the optimal use of our capital, taking into account the market value of the securities and the relative value of expected returns on alternative investments. In connection with these activities, we may consider issuing additional equity securities or increasing our indebtedness. We may also evaluate the restructuring of ownership interests of our businesses among our subsidiaries and related companies.

Off-balance sheet financing arrangements

Other than operating lease commitments discussed in our 2012 Annual Report, we are not party to any material off-balance sheet financing arrangements.

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2012 Annual Report (other than the prepayment of CompX’s outstanding long-term debt in July 2013, as discussed above), and we refer you to that report for a complete description of these commitments.

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

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2012 Annual Report, and we refer you to Part I, Item 7A.—“Quantitative and Qualitative Disclosure About Market Risk” in our 2012 Annual Report. See also Note 15 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures—We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Vice Chairman and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2013.

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

Changes in internal control over financial reporting—There has been no change to our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, to our 2012 Annual Report and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657). In May 2013, the judge denied NL’s motion for summary judgment. In June 2013, the judge set a trial date of July 15, 2013, and trial began that day.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In July 2013, plaintiffs moved to vacate the decertification.

Circuit Court Cases in Milwaukee County, Wisconsin. In July 2013, we notified the U.S. 7th Circuit Court of Appeals in Gibson of the new Wisconsin statute making the Collins DES criteria for risk contribution apply to all cases asserting risk contribution. In July 2013, we filed a motion in Clark to lift the stay and dismiss the case based on the new Wisconsin statute.

Williams v. Goodwin, et al. (Circuit Court, Milwaukee County, Case No. 2011-CV-1045). In July 2013, we filed a motion to lift the stay and dismiss the case based on the new Wisconsin statute.

Raritan Bay Slag Superfund Site, Old Bridge Township, New Jersey. In May 2013, EPA issued its Record of Decision for the site. In June 2013, NL filed NL Industries, Inc. vs. Old Bridge Township, et. al., a contribution suit under CERCLA and the New Jersey Spill Act against the current owner of the site, Old Bridge Township, and several federal and state entities who NL alleges designed and operated the site and who have significant potential liability as compared to NL who is alleged to have been a potential source of material placed at the site by others. NL’s suit also names certain former NL customers of the former NL facility alleged to be the source of some of the materials.

Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. In the second quarter of 2013, NL’s motion to stay the case was denied and the court has issued a scheduling order pursuant to which the case will proceed.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2012 Annual Report. There have been no material changes to such risk factors during the six months ended June 30, 2013.

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

NL INDUSTRIES, INC.
(Registrant)

Date: August 7, 2013	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: August 7, 2013	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)