Form 10-Q
period 2013-09-30
NL INDUSTRIES INC
filed 2013-11-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of the Registrant’s common stock outstanding on October 31, 2013: 48,673,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	September 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,987	$52,175
Restricted cash and cash equivalents	5,354	3,354
Accounts and other receivables, net	12,049	14,914
Inventories, net	11,223	12,926
Prepaid expenses and other	1,769	838
Deferred income taxes	4,271	4,271
Total current assets	112,653	88,478
Other assets:
Marketable securities	179,662	286,884
Investment in Kronos Worldwide, Inc.	323,128	280,100
Goodwill	27,156	27,156
Other assets, net	3,854	2,345
Total other assets	533,800	596,485
Property and equipment:
Land	5,138	5,138
Buildings	20,791	20,791
Equipment	59,010	57,414
Construction in progress	1,442	2,558
	86,381	85,901
Less accumulated depreciation	52,052	51,611
Net property and equipment	34,329	34,290
Total assets	$680,782	$719,253

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2012	September 30, 2013
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,000	$—
Accounts payable	5,363	6,268
Accrued and other current liabilities	12,749	11,471
Accrued environmental remediation and related costs	5,667	4,657
Income taxes	6	6
Total current liabilities	24,785	22,402
Noncurrent liabilities:
Long-term debt	17,480	—
Accrued pension costs	13,747	11,189
Accrued postretirement benefit (OPEB) costs	3,861	3,551
Accrued environmental remediation and related costs	42,339	53,356
Deferred income taxes	171,915	189,547
Other	18,572	18,372
Total noncurrent liabilities	267,914	276,015
Equity:
NL stockholders’ equity:
Common stock	6,083	6,084
Additional paid-in capital	300,227	300,223
Retained earnings	163,758	123,193
Accumulated other comprehensive loss	(95,253)	(22,184)
Total NL stockholders’ equity	374,815	407,316
Noncontrolling interest in subsidiary	13,268	13,520
Total equity	388,083	420,836
Total liabilities and equity	$680,782	$719,253

Commitments and contingencies (Notes 13 and 14)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Net sales	$21,281	$24,209	$63,856	$69,701
Cost of sales	14,971	16,695	45,025	48,557
Gross margin	6,310	7,514	18,831	21,144
Selling, general and administrative expense	4,270	4,537	13,050	13,790
Other operating income (expense):
Insurance recoveries	1,197	2,198	2,604	3,774
Litigation settlement gain	—	—	14,964	—
Other income	—	9	390	23
Assets held for sale write-down	(405)	—	(405)	—
Corporate expense and other, net	(3,438)	(5,627)	(24,944)	(26,869)
Loss from operations	(606)	(443)	(1,610)	(15,718)
Equity in earnings (loss) of Kronos Worldwide, Inc.	10,715	(9,101)	71,951	(31,891)
Other income (expense):
Securities transaction gains, net	—	—	—	11
Interest and dividends	829	725	2,371	2,198
Interest expense	(218)	(10)	(720)	(127)
Income (loss) from continuing operations before income taxes	10,720	(8,829)	71,992	(45,527)
Income tax expense (benefit)	2,097	(3,145)	17,426	(23,827)
Income (loss) from continuing operations	8,623	(5,684)	54,566	(21,700)
Income from discontinued operations, net of tax	1,724	—	3,273	—
Net income (loss)	10,347	(5,684)	57,839	(21,700)
Noncontrolling interest in net income of subsidiary	340	256	810	613
Net income (loss) attributable to NL stockholders	$10,007	$(5,940)	$57,029	$(22,313)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Amounts attributable to NL stockholders:
Income (loss) from continuing operations	$8,508	$(5,940)	$54,182	$(22,313)
Income from discontinued operations	1,499	—	2,847	—
Net income (loss) attributable to NL stockholders	$10,007	$(5,940)	$57,029	$(22,313)
Net income (loss) per share:
Continuing operations	$.18	$(.12)	$1.11	$(.46)
Discontinued operations	.03	—	.06	—
Net income (loss) per share	$.21	$(.12)	$1.17	$(.46)

Cash dividend per share	$.125	$.125	$.375	$.375
Basic and diluted weighted average shares outstanding	48,669	48,674	48,666	48,671

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(unaudited)
Net income (loss)	$10,347	$(5,684)	$57,839	$(21,700)
Other comprehensive income (loss), net of tax:
Marketable securities	(482)	59,716	(79,099)	71,542
Currency translation	8,405	4,155	4,015	(119)
Defined benefit pension plans	556	692	1,687	2,078
Other postretirement benefit plans	(138)	(144)	(414)	(432)
Total other comprehensive income (loss)	8,341	64,419	(73,811)	73,069
Comprehensive income (loss)	18,688	58,735	(15,972)	51,369
Comprehensive income attributable to noncontrolling interest	(459)	(256)	(945)	(613)
Comprehensive income (loss) attributable to NL stockholders	$18,229	$58,479	$(16,917)	$50,756

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2013

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest in subsidiary	Total equity
	(unaudited)
Balance at December 31, 2012	$6,083	$300,227	$163,758	$(95,253)	$13,268	$388,083
Net loss	—	—	(22,313)	—	613	(21,700)
Other comprehensive income, net	—	—	—	73,069	—	73,069
Issuance of NL common stock	1	58	—	—	—	59
Dividends	—	—	(18,252)	—	(369)	(18,621)
Other, net	—	(62)	—	—	8	(54)
Balance at September 30, 2013	$6,084	$300,223	$123,193	$(22,184)	$13,520	$420,836

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2012	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$57,839	$(21,700)
Depreciation and amortization	4,346	2,513
Deferred income taxes	18,332	(21,651)
Equity in (earnings) loss of Kronos Worldwide, Inc.	(71,951)	31,891
Distributions from Kronos Worldwide, Inc.	15,849	15,849
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	149	(348)
Other postretirement benefits	(480)	(547)
Litigation settlement gain	(14,964)	—
Reversal of contingent consideration	(778)	—
Assets held for sale write-down	405	—
Securities transactions gains, net	—	(11)
Other, net	383	274
Change in assets and liabilities:
Accounts and other receivables, net	(2,825)	(3,661)
Inventories, net	338	(1,884)
Prepaid expenses and other	(442)	171
Accounts payable and accrued liabilities	(1,404)	100
Income taxes	(1,432)	(6)
Accounts with affiliates	800	(2,467)
Accrued environmental remediation and related costs	7,820	10,007
Other noncurrent assets and liabilities, net	(2,571)	(1,169)
Net cash provided by operating activities	9,414	7,361
Cash flows from investing activities:
Capital expenditures	(3,172)	(2,589)
Proceeds from real estate-related litigation settlement	15,603	—
Change in restricted cash equivalents, net	(1,736)	2,007
Collection of note receivable	—	3,034
Proceeds from the disposal of:
Asset held for sale	—	1,559
Marketable securities	—	272
Property, plant and equipment and other assets	48	5
Purchase of marketable securities	—	(261)
Other	—	(99)
Net cash provided by investing activities	10,743	3,928

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine months ended September 30,
	2012	2013
	(unaudited)
Cash flows from financing activities:
Dividends paid	$(18,250)	$(18,252)
Distributions to noncontrolling interests in subsidiary	(613)	(369)
Indebtedness:
Borrowings	25,350	—
Repayments	(29,500)	(18,480)
Other, net	(60)	—
Net cash used in financing activities	(23,073)	(37,101)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(2,916)	(25,812)
Effect of exchange rate changes on cash	46	—
Cash and cash equivalents at beginning of period	11,652	77,987
Cash and cash equivalents at end of period	$8,782	$52,175
Supplemental disclosures:
Cash paid for:
Interest	$684	$222
Income taxes, net	2,181	296
Non-cash investing activity:
Accrual for capital expenditures	546	(198)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

Note 1—Organization and basis of presentation:

Organization—At September 30, 2013, (i) Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries held an aggregate of approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation—Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own 30% of Kronos Worldwide, Inc., CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the SEC on March 12, 2013 (the 2012 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2012 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2012) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended September 30, 2013 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2012 Consolidated Financial Statements contained in our 2012 Annual Report.

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

Note 2—Discontinued operations:

On December 28, 2012, we completed the sale of CompX’s Furniture Components operations to a competitor of that business.  Selected financial data for the operations of the disposed Furniture Components operations is presented below:

	Three months ended September 30,	Nine months ended September 30,
	2012	2012
	(In thousands)
Net sales	$15,828	$46,382
Income from operations	$2,710	$5,807
Income from discontinued operations:
Income before taxes	$2,693	$5,729
Income tax expense	969	2,456
Income from discontinued operations, net of tax	1,724	3,273
Noncontrolling interest in income from discontinued operations, net of tax	225	426
Total discontinued operations, net of tax and noncontrolling interest	$1,499	$2,847

In accordance with generally accepted accounting principles, the assets and liabilities relating to the Furniture Components business were eliminated from the 2012 Condensed Consolidated Balance Sheet at the date of sale. We have reclassified our September 30, 2012 Condensed Consolidated Statements of Operations to reflect the disposed operations as discontinued operations. We have not reclassified our September 30, 2012 Condensed Consolidated Statement of Cash Flows to reflect discontinued operations.

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

Note 3—Accounts and other receivables, net:

	December 31, 2012	September 30, 2013
	(In thousands)
Trade receivables—CompX	$8,696	$10,815
Promissory note receivable	3,034	—
Accrued insurance recoveries	476	1,900
Income taxes receivable from Valhi	—	2,197
Other receivables	51	127
Refundable income taxes	8	14
Allowance for doubtful accounts	(216)	(139)
Total	$12,049	$14,914

Accrued insurance recoveries are discussed in Note 14.

Note 4—Inventories, net:

	December 31, 2012	September 30, 2013
	(In thousands)
Raw materials	$3,253	$3,994
Work in process	5,902	6,707
Finished goods	2,068	2,225
Total	$11,223	$12,926

Note 5—Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(In thousands)
December 31, 2012:
Noncurrent assets
Valhi common stock	1	$179,662	$24,347	$155,315
September 30, 2013:
Noncurrent assets
Valhi common stock	1	$286,884	$24,347	$262,537

At December 31, 2012 and September 30, 2013, we held approximately 14.4 million shares of Valhi’s common stock with a market price of $12.50 and $19.96 per share, respectively. Contran, Mr. Harold Simmons and persons and other entities related to Mr. Simmons own a majority of Valhi’s outstanding common stock. We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes. Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6—Investment in Kronos Worldwide, Inc.:

At December 31, 2012 and September 30, 2013, we owned approximately 35.2 million shares of Kronos common stock. At September 30, 2013, the quoted market price of Kronos’ common stock was $15.49 per share, or an aggregate market value of $545.5 million. At December 31, 2012, the quoted market price was $19.50 per share, or an aggregate market value of $686.8 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2013 is summarized below:

Amount
(In millions)
Balance at the beginning of the period	$323.1
Equity in loss of Kronos	(31.9)
Dividends received from Kronos	(15.8)
Other, principally equity in Kronos’ other comprehensive income	4.7
Balance at the end of the period	$280.1

Selected financial information of Kronos is summarized below:

	December 31, 2012	September 30, 2013
	(In millions)
Current assets	$1,223.4	$821.5
Property and equipment, net	522.5	524.0
Investment in TiO2 joint venture	109.9	105.9
Other noncurrent assets	171.2	222.4
Total assets	$2,027.0	$1,673.8
Current liabilities	$328.4	$297.4
Long-term debt	378.9	203.3
Accrued pension and postretirement benefits	203.3	198.4
Other noncurrent liabilities	54.3	54.2
Stockholders’ equity	1,062.1	920.5
Total liabilities and stockholders’ equity	$2,027.0	$1,673.8

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Net sales	$472.9	$419.1	$1,579.5	$1,363.8
Cost of sales	386.9	371.9	1,068.7	1,303.1
Income (loss) from operations	38.5	(37.0)	358.5	(131.6)
Net income (loss)	35.2	(29.9)	236.6	(104.9)

Note 7—Other noncurrent assets, net:

	December 31, 2012	September 30, 2013
	(In thousands)
Assets held for sale	$1,965	$529
Restricted cash	1,694	1,687
Other	195	129
Total	$3,854	$2,345

In the fourth quarter of 2012, CompX entered into an agreement to sell one of its facilities classified as an asset held for sale. The transaction closed during the first quarter of 2013. The net proceeds from the sale of $1.6 million approximated the carrying value of the assets as of the date of the sale.

Note 8—Accrued and other current liabilities:

	December 31, 2012	September 30, 2013
	(In thousands)
Employee benefits	$7,611	$6,569
Professional fees and legal settlements	2,805	2,748
Income taxes payable to Valhi	270	—
Other	2,063	2,154
Total	$12,749	$11,471

Note 9—Long-term debt:

	December 31, 2012	September 30, 2013
	(In thousands)
Subsidiary debt:
CompX note payable to TIMET Finance Management Company	$18,480	$—
Less current maturities	1,000	—
Total long-term debt	$17,480	$—

In July 2013, CompX prepaid the remaining outstanding principal amount of the note payable to TIMET Finance Management Company, plus accrued interest without penalty.  The average interest rate on the promissory note payable for the year-to-date period ended July 18, 2013 (the pay-off date) was 1.3%.

During the first nine months of 2013, we had no borrowings under our promissory note with Valhi, and at September 30, 2013, the full $40 million was available for borrowing under this facility.

Note 10—Other noncurrent liabilities:

	December 31, 2012	September 30, 2013
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	586	584
Other	1,154	956
Total	$18,572	$18,372

Note 11—Employee benefit plans:

Defined benefit plans—The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In thousands)
Interest cost	$627	$609	$1,898	$1,707
Expected return on plan assets	(914)	(990)	(2,743)	(2,976)
Recognized actuarial losses	332	306	994	921
Total	$45	$(75)	$149	$(348)

Postretirement benefits—The components of net periodic postretirement benefits other than pension cost (income) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In thousands)
Interest cost	$39	$26	$118	$78
Amortization of prior service credit	(175)	(172)	(524)	(514)
Recognized actuarial gain	(24)	(37)	(74)	(111)
Total	$(160)	$(183)	$(480)	$(547)

Contributions—We currently expect our 2013 contributions to our defined benefit pension plans and other postretirement plans to be approximately $2.4 million.

Note 12—Other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to NL stockholders for the three and nine months ended September 30, 2012 and 2013 are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$107,834	$117,245	$186,451	$105,419
Other comprehensive income (loss)—unrealized gains (losses) arising during the year	(482)	59,716	(79,099)	71,542
Balance at end of period	$107,352	$176,961	$107,352	$176,961
Currency translation:
Balance at beginning of period	$(137,447)	$(139,439)	$(133,041)	$(135,165)
Other comprehensive income (loss)	8,286	4,155	3,880	(119)
Balance at end of period	$(129,161)	$(135,284)	$(129,161)	$(135,284)
Defined benefit pension plans:
Balance at beginning of period	$(58,347)	$(65,016)	$(59,478)	$(66,402)
Other comprehensive income—amortization of net losses included in net periodic pension cost	556	692	1,687	2,078
Balance at end of period	$(57,791)	$(64,324)	$(57,791)	$(64,324)
OPEB plans:
Balance at beginning of period	$1,068	$607	$1,344	$895
Other comprehensive loss—amortization of prior service credit and net gains included in net periodic OPEB cost	(138)	(144)	(414)	(432)
Balance at end of period	$930	$463	$930	$463
Total accumulated other comprehensive loss:
Balance at beginning of period	$(86,892)	$(86,603)	$(4,724)	$(95,253)
Other comprehensive income (loss)	8,222	64,419	(73,946)	73,069
Balance at end of period	$(78,670)	$(22,184)	$(78,670)	$(22,184)

See Note 11 for amounts related to our defined benefit pension plans and OPEB plans.

Note 13—Income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Expected tax provision (benefit) at U.S. federal statutory income tax rate of 35%	$3.8	$(3.1)	$25.2	$(15.9)
Incremental U.S. tax and rate differences on equity in earnings	(1.7)	—	(7.6)	(7.4)
Nontaxable income	(.1)	(.1)	(.8)	(.8)
U.S. state income taxes and other, net	.1	.1	.6	.3
Total	$2.1	$(3.1)	$17.4	$(23.8)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(In millions)
Comprehensive provision (benefit) for income taxes allocable to:
Continuing operations	$2.1	$(3.1)	$17.4	$(23.8)
Discontinued operations	1.0	—	2.5	—
Other comprehensive income (loss):
Marketable securities	(.3)	32.1	(42.6)	38.5
Currency translation	4.4	2.2	2.0	(.1)
Pension plans	.3	.4	.9	1.1
OPEB plans	—	(.1)	(.2)	(.2)
Total	$7.5	$31.5	$(20.0)	$15.5

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At September 30, 2013 and December 31, 2012, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2013 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$48,006
Additions charged to expense, net	12,749
Payments, net	(2,742)
Balance at the end of the period	$58,013
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$4,657
Noncurrent liability	53,356
Total	$58,013

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At September 30, 2013, we had accrued approximately $58 million related to approximately 50 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $154 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2013, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 1,130 of these types of cases pending, involving a total of approximately 1,643 plaintiffs. In addition, the claims of approximately 8,298 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2012 and September 30, 2013:

	December 31, 2012		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash, cash equivalents and restricted cash	$85,035	$85,035	$57,216	$57,216
CompX promissory note payable to TIMET Finance Management Company	18,480	18,480	—	—
Noncontrolling interest in CompX common stock	13,268	23,409	13,520	21,313
NL stockholders’ equity	374,815	557,259	407,316	552,449

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represents management’s beliefs and assumptions based on currently available information.  Statements found in this report including, but not limited to, the statements found in Item 2—"Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC, which include, but are not limited to, the following:

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

Results of operations

Net income (loss) overview

Quarter ended September 30, 2013 compared to quarter ended September 30, 2012

Our net loss from continuing operations attributable to NL stockholders was $5.9 million, or $.12 per share, in the third quarter of 2013 compared to net income from continuing operations attributable to NL stockholders of $8.5 million, or $.18 per share, in the third quarter of 2012.

As more fully described below, the decrease in our earnings per share from 2012 to 2013 is primarily due to:

•	equity in losses from Kronos in 2013 compared to equity in earnings from Kronos in 2012, and
•	higher litigation and related costs.

Our 2013 net loss from continuing operations attributable to NL stockholders includes:

•	income of $.03 per share, net of income taxes, related to insurance recoveries we recognized, and
•	a charge of $.09 per share included in our equity in Kronos related to Kronos’ third quarter litigation settlement charge.

Our 2012 net income from continuing operations attributable to NL stockholders includes income of $.02 per share, net of income taxes, related to insurance recoveries we recognized.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our net loss from continuing operations attributable to NL stockholders was $22.3 million or $.46 per share in the first nine months of 2013 compared to net income from continuing operations attributable to NL stockholders of $54.2 million, or $1.11 per share, in the first nine months of 2012.

As more fully described below, the decrease in our earnings per share from 2012 to 2013 is primarily due to the net effect of:

•	equity in losses from Kronos in 2013 compared to equity in earnings from Kronos in 2012, and
•	litigation settlement gain of $15.0 million recognized in 2012 related to the settlement of condemnation proceedings on real property we formerly owned.

Our 2013 net loss from continuing operations attributable to NL stockholders includes:

•	income of $.05 per share, net of income taxes, related to insurance recoveries we recognized,
•	a charge of $.09 per share included in our equity in Kronos related to Kronos’ third quarter litigation settlement charge, and
•

an aggregate charge of $.02 per share included in our equity in Kronos related to Kronos’ voluntary prepayments of its term loan ($290 million principal amount in the first quarter and the remaining $100 million outstanding in the third quarter) consisting of the write-off of original issue discount costs and deferred financing costs associated with such prepayments.

Our 2012 net income from continuing operations attributable to NL stockholders includes:

•	income of $.20 per share, net of income taxes, related to the litigation settlement gain,
•	income of $.03 per share, net of income taxes, related to insurance recoveries we recognized, and
•

a charge of $.02 per share included in our equity in Kronos related to Kronos’ charge for the early extinguishment of its remaining 6.5% Senior Notes due 2013 consisting of a call premium, interest from the indenture discharge date to the redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.

Loss from operations attributable to continuing operations

The following table shows the components of our loss from operations attributable to continuing operations.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2012	2013		2012	2013
	(In millions)
CompX	$1.6	$3.0	88%	$5.3	$7.3	38%
Insurance recoveries	1.2	2.2	83%	2.6	3.8	46%
Litigation settlement gain	—	—	—	15.0	—	(100)%
Other income	—	—	—	.4	—	(100)%
Corporate expense and other, net	(3.4)	(5.6)	65%	(24.9)	(26.8)	8%
Loss from operations	$(.6)	$(.4)		$(1.6)	$(15.7)

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes attributable to continuing operations exclusive of our loss from operations.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2012	2013		2012	2013
	(In millions)
Equity in earnings (losses) of Kronos	$10.7	$(9.1)	(185)%	$72.0	$(31.9)	(144)%
Interest and dividend income	.8	.7	(13)%	2.3	2.2	(4)%
Interest expense	(.2)	—	(100)%	(.7)	(.1)	(86)%

CompX International Inc.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2012	2013		2012	2013
	(In millions)
Net sales	$21.3	$24.2	14%	$63.8	$69.7	9%
Cost of sales	15.0	16.7	11%	45.0	48.6	8%
Gross margin	6.3	7.5		18.8	21.1
Operating costs and expenses	(4.3)	(4.5)	5%	(13.1)	(13.8)	5%
Assets held for sale write-down	(.4)	—	(100)%	(.4)	—	(100)%
Income from continuing operations	$1.6	$3.0		$5.3	$7.3
Percentage of net sales:
Cost of sales	70%	69%		71%	70%
Gross margin	30%	31%		29%	30%
Income from continuing operations	8%	12%		8%	10%

Net sales—Net sales increased 14% in the third quarter of 2013 and 9% in the first nine months of 2013 as compared to the respective periods in 2012. Net sales increased principally due to higher demand for high security pin tumbler locks  products within Security Products, and to a lesser extent from an increase in Marine Component sales outside of the high performance boat market through gains in market share. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin—Cost of sales as a percentage of sales decreased by approximately 1% in the third quarter and for the first nine months of 2013 compared to the respective periods in 2012.  As a result, gross profit and related margin increased over the same periods. The increase in gross profit is primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical expenses in 2013 as discussed below.

Operating costs and expenses—Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment. As a percentage of net sales, operating costs and expenses for the third quarter and first nine months of 2013 are comparable to the same periods in 2012.

Asset held for sale write-down—  During the third quarter of 2012, we recorded a write-down on assets held for sale totaling $.4 million based on updated independent appraisals of the property.

Income from operations—As a percentage of net sales, income from operations increased by approximately 4% for the third quarter of 2013, and increased by approximately 2% for the first nine months of 2013. These increases were primarily impacted by the factors affecting cost of sales and gross margin noted above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2012	2013		2012	2013
	(In thousands)
Net sales:
Security Products	$18,873	$21,457	14%	$56,315	$61,258	9%
Marine Components	2,408	2,752	14%	7,541	8,443	12%
Total net sales	$21,281	$24,209	14%	$63,856	$69,701	9%
Gross margin:
Security Products	$6,012	$7,037	17%	$17,613	$19,476	11%
Marine Components	298	477	60%	1,218	1,668	37%
Total gross margin	$6,310	$7,514	19%	$18,831	$21,144	12%
Income (loss) from operations:
Security Products	$3,758	$4,578	22%	$10,899	$12,245	12%
Marine Components	(181)	(17)	91%	(330)	185	156%
Corporate operating expense	(1,942)	(1,584)	18%	(5,193)	(5,076)	2%
Total income from operations	$1,635	$2,977	82%	$5,376	$7,354	37%
Gross margin:
Security Products	32%	33%		31%	32%
Marine Components	12%	17%		16%	20%
Total gross margin	30%	31%		29%	30%
Income from operations margin:
Security Products	20%	21%		19%	20%
Marine Components	(8)%	(1)%		(4)%	2%
Total income from operations margin	8%	12%		8%	10%

Security Products—Security Products net sales increased 14% in the third quarter and 9% in the first nine months of 2013 compared to the same periods last year. The increase in sales is primarily due to an increase in sales to certain high security pin tumbler lock customers of $2.2 million and $5.3 million in the third quarter and nine month period.  Growth of Security Products was aided by our ongoing efforts to diversify our products and customers.

Gross margin and income from operations as a percentage of sales increased approximately 1% in the third quarter and in the first nine months of 2013 compared to the same periods in 2012 primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical expenses over both comparative periods.  Medical expense increased $.1 million in the third quarter of 2013 and $.3 million in the first nine months of 2013.

Marine Components—Marine Components net sales increased 14% and 12% in the third quarter and in the first nine month of 2013 compared to the same periods in the prior year. The increase in sales is primarily due to gains in market share for products sold to the ski/wakeboard towboat market and other non-high performance marine markets. Gross margin in the third quarter of 2013 increased 5% compared to the third quarter of 2012 and improved 4% in the first nine months of 2013 compared to the prior year. Income from operations margin increased in the third quarter and first nine months of 2013 by 7% and 6%, respectively, compared to the same periods in 2012.  The gross profit margin and the income from operations margin increased primarily due to increased leverage of fixed costs as a result of the higher sales.

Outlook—Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced a total increase in sales in the first nine months of 2013, this was the net result of sales growth in certain markets and flat or slightly decreased sales in other markets. As a result, we are uncertain as to the extent that total sales will continue to grow for the remainder of 2013 and into 2014. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to broaden our sales base and mitigate the impact of changes in demand.

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

Corporate expense—Corporate expenses were $5.6 million in the third quarter of 2013, $2.2 million higher than in the third quarter of 2012 primarily due to higher litigation and related costs in 2013.  Included in corporate expense in the third quarters of 2012 and 2013 are:

•	litigation and related costs of $3.9 million in 2013 compared to $1.6 million in 2012, and
•	an environmental remediation credit of $.3 million in 2013 compared to an expense of $.1 million in 2012.

Corporate expenses were $26.8 million in the first nine months of 2013, compared to corporate expenses of $24.9 million in the first nine months of 2012.  Included in corporate expense in the first nine months of 2012 and 2013 are:

•	litigation and related costs of $8.1 million in 2013 compared to $5.6 million in 2012, and
•	environmental remediation and related costs of $12.7 million in 2013 compared to $14.1 million in 2012.

The level of our litigation and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 14 to our Condensed Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expect to be involved during 2013 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2013, our corporate expenses would be higher than we currently estimate.  In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase in our accrued environmental costs.  See Note 14 to our Condensed Consolidated Financial Statements.

Overall, we expect that our general corporate expenses for all of calendar 2013 will be higher than 2012 primarily due to higher litigation and related costs.  If our current expectations regarding the number of cases or sites in which we expect to be involved during 2013, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Income tax expense (benefit)—We recognized an income tax benefit of $3.1 million in the third quarter of 2013 compared to income tax expense of $2.1 million in the third quarter of 2012, and an income tax benefit of $23.8 million in the first nine months of 2013 compared to income tax expense of $17.4 million in the first nine months of 2012 primarily due to lower earnings in 2013.  See Note 13 to our Condensed Consolidated Financial Statements for more information about our 2013 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest—Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in the third quarter periods of 2012 and 2013 and decreased from $.8 million in the first nine months of 2012 to $.6 million in the first nine months of 2013.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Discontinued operations—On December 28, 2012, we completed the sale of CompX’s Furniture Components operations.  See Note 2 to our Condensed Consolidated Financial Statements.

Equity in earnings (loss) of Kronos Worldwide, Inc.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2012	2013		2012	2013
	(In millions)
Kronos:
Net sales	$472.9	$419.1	(11)%	$1,579.5	$1,363.8	(14)%
Cost of sales	386.9	371.9	(4)%	1,068.7	1,303.1	22%
Gross margin	$86.0	47.2		$510.8	$60.7
Income (loss) from operations	$38.5	$(37.0)	(196)%	$358.5	$(131.6)	(137)%
Interest and dividend income	2.3	.3	(87)%	6.6	.9	(86)%
Loss on prepayment of debt	—	(2.3)	100%	(7.2)	(8.9)	24%
Interest expense	(7.0)	(4.5)	(36)%	(20.0)	(16.6)	(17)%
	33.8	(43.5)		337.9	(156.2)
Income tax expense (benefit)	(1.4)	(13.6)	(871)%	101.3	(51.3)	(151)%
Net income (loss)	$35.2	$(29.9)		$236.6	$(104.9)
Percentage of net sales:
Cost of sales	82%	89%		68%	96%
Income (loss) from operations	8%	(9)%		23%	(10)%
Equity in earnings (loss) of Kronos Worldwide, Inc.	$10.7	$(9.1)		$72.0	$(31.9)
TiO2 operating statistics:
Sales volumes*	116	121	4%	368	397	8%
Production volumes*	98	113	15%	356	359	1%
Percentage change in Ti02 net sales:
TiO2 product pricing			(18)%			(21)%
TiO2 sales volumes			4			8
TiO2 product mix			1			(2)
Changes in currency exchange rates			2			1
Total			(11)%			(14)%

*	Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Current industry conditions—In the second quarter of 2013, Kronos announced price increases for its TiO2 products in all of its markets, implementation of which began in June 2013.  In the third quarter of 2013, Kronos notified customers of additional price increases to be implemented beginning in October 2013.  As a result, after about a year of decreasing selling prices within the TiO2 industry, Kronos’ selling prices have generally stabilized.  Kronos’ average selling prices at the end of the third quarter of 2013 were 1% higher than at the end of the second quarter of 2013, and were 7% lower than at the end of 2012.  Demand for TiO2 products has generally been strong in 2013, primarily in European and export markets as customers have generally depleted their inventories in response to general global economic uncertainty.

While Kronos operated its production facilities at full practical capacity rates in the first quarter of 2012, it operated its facilities at reduced rates during the remainder of 2012 (approximately 86% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) to align production levels and inventories to current and anticipated near-term customer demand levels. Kronos continued to operate its production facilities at reduced capacity rates in the first nine months of 2013 (approximately 92% of practical capacity in the first quarter, approximately 90% in the second quarter and approximately 82% in the third quarter).

Kronos experienced significantly higher costs for its raw materials such as third party feedstock ore and petroleum coke in 2012.  Kronos operates two ilmenite mines in Norway, the production from which provides all of the feedstock for its European sulfate process facilities as well as third party ilmenite ore sales.  Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012 as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2012 (and a portion of the TiO2 Kronos sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products Kronos sold in the first quarter of 2013 (and a portion of the TiO2 products Kronos sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  Kronos has seen some moderation in the cost of TiO2 feedstock ore procured from third parties in 2013, but such reductions did not begin to be significantly reflected in its cost of sales until the third quarter of 2013.  As expected, Kronos’ cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012, primarily due to the lower feedstock ore costs.

Net sales—Kronos’ net sales in the third quarter of 2013 decreased 11%, or $53.8 million, compared to the third quarter of 2012 primarily due to the net effects of an 18% decrease in average TiO2 selling prices (which decreased net sales by approximately $85 million) and a 4% increase in sales volumes (which increased net sales by approximately $19 million).

Kronos’ net sales in the nine months ended September 30, 2013 decreased 14%, or $215.7 million, compared to the nine months ended September 30, 2012 primarily due to the net effects of a 21% decrease in average TiO2 selling prices (which decreased net sales by approximately $332 million) and an 8% increase in sales volumes (which increased net sales by approximately $126 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 4% in the third quarter and 8% in the first nine months of 2013 as compared to the third quarter of 2012 due to higher customer demand in European markets partially offset by lower sales in export and North American markets.  In addition, Kronos estimate the favorable effect of changes in currency exchange rates increased its net sales by approximately $12 million as compared to the third quarter and $10 million as compared to the first nine months of 2012.

Cost of sales—Kronos’ cost of sales decreased $15.0 million or 4% in the third quarter of 2013 compared to 2012 due to the net impact of lower raw material costs of approximately $28 million (primarily feedstock ore), a 4% increase in sales volumes, a 15% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  As expected, the cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012 primarily due to the lower feedstock ore costs.  In the third quarter of 2012 Kronos operated its facilities at a reduced rate in an effort to align inventory levels with lower demand.  The reduction in its TiO2 production volumes during that time resulted in approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales.  Cost of sales as a percentage of net sales increased to 89% in the third quarter of 2013 compared to 82% in the in the same period of 2012 primarily due to the net effects of lower average selling prices, lower raw materials costs and lower unabsorbed fixed costs, as discussed and quantified above.

Kronos’ cost of sales increased $234.4 million or 22% in the nine months ended September 30, 2013 compared to the same period in 2012 due to the net impact of higher raw material costs of approximately $108 million (primarily feedstock ore), an 8% increase in sales volumes, a 1% increase in production volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products it sold in the first quarter of 2012 (and a portion of the TiO2 products it sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products Kronos sold in the first quarter of 2013 (and a portion of the TiO2 products it sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  As expected, the cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012 primarily due to the lower feedstock ore costs as discussed and quantified above.  Cost of sales as a percentage of net sales increased to 96% in the first nine months of 2013 compared to 68% in the same period of 2012 primarily due to the net effects of higher raw materials costs and to approximately $25 million of unabsorbed fixed production costs which were charged directly to cost of sales in 2012, as discussed above.

Unionized employees in Kronos’ Canadian TiO2 production facility are covered by a collective bargaining agreement that expired June 15, 2013.  The Canadian facility represents approximately 19% of our worldwide TiO2 production capacity.  The union employees represented by the Confederation des Syndicat National (CSN) rejected Kronos’ revised global offer, and Kronos declared a lockout of unionized employees upon the expiration of the existing contract.  As of the date of this report, no agreement has been reached with the CSN and the unionized employees remain locked out.  Kronos is currently operating its Canadian plant at approximately 15% of the plant’s capacity with non-union management employees, and have implemented a strategy to reduce the financial impact of operating the plant during the lockout.  Since the lockout began, Kronos has been able to fill customer orders with inventory on hand or through production from its other facilities, and Kronos expects to similarly continue meeting customer demand for the foreseeable future.  There is no assurance that Kronos will be able to reach an agreement with the CSN on the terms of a new collective bargaining agreement, or reach an agreement on terms that will not have a material adverse effect on its results of operations.

Other operating expense, net—Kronos’ other operating expense in the third quarter and first nine months of 2013 includes a $35 million litigation settlement charge.

Gross margin and income (loss) from operations—Kronos’ income (loss) from operations decreased by $75.5 million from income of $38.5 million in the third quarter of 2012 to a loss of $37.0 million in the third quarter of 2013.  Income (loss) from operations as a percentage of net sales decreased to (9)% in the third quarter of 2013 from 8% in the same period of 2012.  This decrease was driven by the decline in gross margin, which decreased to 11% for the third quarter of 2013 compared to 18% for the third quarter of 2012, and by the 2013 litigation settlement charge discussed above.  As discussed and quantified above, Kronos’ gross margin has decreased primarily due to the net effects of lower selling prices, lower manufacturing costs (primarily raw materials), higher sales volumes and higher production volumes.  Additionally, changes in currency exchange rates have positively affected Kronos’ gross margin and income from operations.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $1 million in the third quarter of 2013 as compared to the same period in 2012.

Kronos’ income (loss) from operations decreased by $490.1 million from income of $358.5 million in the first nine months of 2012 to a loss of $131.6 million in the first nine months of 2013.  Income (loss) from operations as a percentage of net sales decreased to (10)% in the first nine months of 2013 from 23% in the same period for 2012.  This decrease was driven by the decline in gross margin, which decreased to 4% for the first nine months of 2013 compared to 32% for the same period in 2012, and the third quarter 2013 litigation settlement charge discussed above.  As discussed and quantified above, Kronos’ gross margin has decreased primarily due to the net effects of lower selling prices, higher manufacturing costs (primarily raw materials), higher sales volumes and lower unabsorbed fixed costs related to higher production volumes in 2013 over 2012.  Additionally, changes in currency exchange rates have negatively affected Kronos’ gross margin and income from operations.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $7 million in the first nine months of 2013 as compared to the same period in 2012.

Other non-operating income (expense)—Kronos recognized an aggregate non-cash pre-tax interest charge of $6.6 million in the first quarter of 2013 and a $2.3 million pre-tax interest charge in the third quarter of 2013, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, related to the voluntary prepayment of its term loan by $290 million principal amount in the first quarter and the remaining $100 million in the third quarter.  Kronos recognized an aggregate $7.2 million pre-tax interest charge in the second quarter of 2012 relating to the early extinguishment of its remaining Senior Secured Notes.

Kronos’ interest expense decreased $2.5 million from $7.0 million in the third quarter of 2012 to $4.5 million in the third quarter of 2013 and decreased $3.4 million from $20.0 million in the nine months ended September 30, 2012 to $16.6 million in the nine months ended September 30, 2013 primarily due to lower average debt levels in 2013.

Kronos’ interest and dividend income decreased $2.0 million to $.3 million in the third quarter of 2013 and decreased $5.7 million to $.9 million in the nine months ended September 30, 2013 primarily due to lower balances available for investment, principally related to its loan to Valhi which was completely repaid in December 2012.  Interest income on Kronos’ loan to Valhi was $1.8 million in the third quarter of 2012 and $5.2 million in the nine months ended September 30, 2012.

Income tax expense (benefit)—Kronos recognized an income tax benefit of $13.6 million in the third quarter of 2013 compared to a benefit of $1.4 million in the same period last year and recognized an income tax benefit of $51.3 million in the first nine months of 2013 compared to an income tax provision of $101.3 million in the same period last year. This difference is due in part to Kronos’ decreased earnings in 2013.  In addition, Kronos’ income tax benefit in the third quarter of 2012 includes an incremental tax benefit of $11.1 million as Kronos determined that due to global changes in the business it would not remit certain dividends from non-U.S. jurisdictions.  As a result, certain tax attributes were available for carryback to offset prior year tax expense.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $744 million and $100 million for German corporate and trade tax purposes, respectively, at December 31, 2012).  At September 30, 2013, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) it has utilized a portion of such carryforwards during the most recent three-year period and (iii) it currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if Kronos were to generate losses in its German operations for an extended period of time, it is possible that it might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates three months ended September 30, 2013 vs. September 30, 2012
	Transaction gains recognized			Translation gain/loss - impact of rate changes	Total currency impact 2013 vs. 2012
	2012	2013	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$12	$12
Income from operations	(1)	—	1	—	1

Impact of changes in currency exchange rates nine months ended September 30, 2013 vs. September 30, 2012
	Transaction gains recognized			Translation gain/loss - impact of rate changes	Total currency impact 2013 vs. 2012
	2012	2013	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$10	$10
Income from operations	—	(1)	(1)	(6)	(7)

Outlook

During the first nine months of 2013 Kronos operated its production facilities at 88% of practical capacity, which was a higher utilization rate as compared to the last three quarters of 2012.  Assuming economic conditions do not deteriorate in the various regions of the world in the remainder of 2013, Kronos would expect its sales volumes to continue to be higher in 2013 as compared to 2012.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos has seen some moderation in the cost of TiO2 feedstock ore procured in 2013, however, these reductions did not begin to be significantly reflected in its cost of sales until the third quarter of 2013.  As expected, Kronos’ cost of sales per metric ton of TiO2 sold in the third quarter of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the third quarter of 2012, primarily due to lower feedstock ore costs, and Kronos’ cost of sales per metric ton of TiO2 sold in the fourth quarter of 2013 is similarly expected to be lower than the cost of sales per metric ton of TiO2 sold in the fourth quarter of 2012.  Consequently, its cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than what Kronos expects its cost of sales per metric ton of TiO2 to be in the second half of 2013, as a substantial portion of the TiO2 products Kronos sold in the first half of 2013 was produced with the higher-cost feedstock ore procured in 2012.  Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for its products over the past year.  Kronos started 2013 with selling prices 16% lower than the beginning of 2012, and prices declined by an additional 7% in the first quarter of 2013.  After only moderate movement in the second and third quarters of 2013, Kronos’ average selling prices at the end of the third quarter are 7% below prices at the end of 2012.  In the second quarter of 2013, Kronos announced price increases for its TiO2 products in all of its markets, implementation of which began in June 2013.  In the third quarter of 2013, Kronos notified customers of additional price increases to be implemented beginning in October 2013.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased and Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result lead times for delivery are increasing.  With the strong sales volumes experienced in the first nine months of the year, Kronos continues to see evidence of improvement in demand for its TiO2 products, which Kronos believes will support implementation of additional selling price increases in the near term.  The extent to which Kronos will be able to achieve these and other possible additional price increases during the remainder of 2013 and into 2014 will depend on market conditions.

Overall, Kronos expects that income (loss) from operations in 2013 will be significantly lower as compared to 2012, but Kronos also expects income from operations in the fourth quarter of 2013 will improve from the quarterly levels in the first nine months of the year.  Kronos’ income from operations in the first nine months of 2012 was positively affected by the sale in the first half of 2012 of TiO2 produced with lower-cost feedstock ore purchased in 2011, while its loss from operations in the first nine months of 2013 was negatively impacted by the sale in the first half of 2013 of TiO2 produced with higher-cost feedstock ore purchased in 2012, as well as the third quarter litigation settlement charge.  The negative effect of such higher-cost feedstock ore and the legal settlement charge on Kronos’ full year 2013 operating results is expected to more than offset any favorable effect of higher sales and production volumes that would result assuming demand levels continue to improve, as well as the favorable impact of increases in its selling prices that Kronos may be able to achieve during the remainder of 2013.

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

Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances.  If actual developments differ materially from Kronos’ expectations, its results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Net cash provided by operating activities was $7.4 million in the first nine months of 2013 compared to $9.4 million in the first nine months of 2012.

The $2.0 million decrease in cash provided by operating activities includes the net effects of:

•	the $5.8 million of income from operations in 2012 attributable to CompX’s disposed operations,
•	higher amount of net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2013 of $1.6 million,
•	lower amounts paid for environmental remediation and related costs in 2013 of $3.5 million,
•	lower cash paid for interest in 2013 of $.5 million, and
•	lower cash paid for income taxes in 2013 of $1.9 million.

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

	Nine months ended September 30,
	2012	2013
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$6.4	$(7.8)
NL Parent and wholly-owned subsidiaries	7.0	17.6
Eliminations	(4.0)	(2.4)
Total	$9.4	$7.4

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding was comparable from December 31, 2012 to September 30, 2013. Overall, our September 30, 2013 average days sales outstanding and days in inventory compared to December 31, 2012 is in line with our expectations. For comparative purposes, we have provided December 31, 2011 and September 30, 2012 numbers below.

	December 31, 2011	September 30, 2012	December 31, 2012	September 30, 2013
Days sales outstanding	40 days	41 days	40 days	40 days
Days in inventory	83 days	69 days	74 days	70 days

Investing and financing activities

Net cash provided by investing activities totaled $3.9 million in the first nine months of 2013.  During 2013:

•	we spent $2.6 million on capital expenditures, substantially all of which related to CompX,
•	we collected $3.0 million in principal payments on a note receivable,
•	we received $1.6 million in net proceeds from the sale of assets held for sale, and
•	we reduced restricted cash by $2.0 million due to lower requirements for us to maintain such restricted cash balances in connection with our environmental remediation activities.

Net cash used in financing activities totaled $37.1 million in the first nine months of 2013.  During 2013 we paid $18.3 million, or $.375 per share, in dividends.  Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.  CompX made $18.5 million repayments on its outstanding long-term debt, including the July 2013 prepayment of the remaining outstanding principal balance plus accrued interest without penalty.  See Note 9 to our Condensed Consolidated Financial Statements.

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

Kronos is in compliance with all of its respective debt covenants at September 30, 2013.  Kronos’ ability to borrow funds under its credit facilities in the future will, in some instances, depend in part on compliance with specified financial covenants and restrictions contained in the applicable credit agreements. We believe that Kronos will be able to comply with its financial covenants through their maturities; however, if future operating results differ materially from our predictions Kronos may be unable to maintain compliance.  In such an event, Kronos believes it has alternate sources of liquidity, including cash on hand and borrowings under its North American revolver or additional borrowings from Contran (neither of which contain any financial maintenance covenants) in order to adequately address any compliance issues which might arise.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities and credit facilities with affiliates and banks as further discussed below.  We generally use these amounts to (i) fund capital expenditures (substantially all of which relate to CompX), (ii) pay ongoing environmental remediation and litigation costs and (iii) provide for the payment of debt service and dividends (if declared).

At September 30, 2013, we had aggregate cash, cash equivalents and restricted cash of $57.2 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$36.6
NL Parent and wholly-owned subsidiaries	20.6
Total	$57.2

In addition, at September 30, 2013 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $286.9 million.  See Note 5 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at September 30, 2013 with an aggregate market value of $545.5 million.  See Note 6 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2014).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At September 30, 2013, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any amounts from Valhi during the remainder of 2013 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at September 30, 2013 approximated $.1 million.  CompX’s 2013 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain or improve facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2013, based on the number of shares of common stock of these affiliates we own as of September 30, 2013 and their current regular quarterly dividend rate, is presented in the table below.  In May 2013, CompX’s board of directors reduced its regular quarterly dividend from $.125 per share to $0.05 per share, effective with its second quarter 2013 dividend.  The amount shown in the table below for CompX reflects the $.125 per share we received in the first quarter, $.05 per share we received in the second and third quarters and the $.05 per share we expect to receive in the fourth quarter of 2013.

	Shares held at September 30, 2013	Current Quarterly Dividend Rate	Annual Expected Dividend
	(in millions)		(in millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	3.0
Valhi	14.4	.05	2.9
Total expected annual dividends			$27.0

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

We are subject to certain commitments and contingencies, as more fully described to our 2012 Annual Report, or in Note 14 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-

based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2013.

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

Evaluation of disclosure controls and procedures—We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Vice Chairman and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2013.

Internal control over financial reporting—We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of our assets,
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

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to equity method investees did include our controls over the recording of amounts related to our investments that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in internal control over financial reporting—There has been no change to our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, to our 2012 Annual Report and to our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657).  In July and August 2013, the case was tried. In September 2013, Proposed Statement of Decision briefs were filed by the parties followed by oral arguments, with a tentative Statement of Decision to be issued by the judge within 90 days thereafter.

Lewis, et al. v. Lead Industries Association, et al.  (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In October 2013, the judge denied plaintiffs’ motion to vacate the decertification of the class but set a status conference for November 2013.

Circuit Court Cases in Milwaukee County, Wisconsin.  In July 2013, the plaintiff in Burton moved to amend his complaint to add a request for declaratory judgment that the new Wisconsin statute is unconstitutional and NL responded asking for the stay to remain in place. In September 2013, the U.S. 7th Circuit Court of Appeals in Gibson sought and received briefing on whether the new Wisconsin statute is applicable in this case and whether the Court should decide its constitutionality before addressing the original Eastern Enterprises question.

Bullock, et al. v. Weed Property Management, LLC., et al (District of Oklahoma County, Oklahoma, Case No. CJ-2011-8912).  In July 2013, the plaintiffs dismissed their case against NL and one other defendant.

Unilateral Administrative Order with Doe Run, formerly-owned mine/mill in Park Hills, Missouri.  Doe Run is completing the remainder of the construction work not completed in 2012. A Removal Action Report and Post-Removal Site Control plan will be submitted to the EPA after completion of the work which is expected in the first half of 2014.

New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County).  In August 2013, NL entered into a settlement agreement with Third-Party Plaintiffs.  This settlement agreement concludes the matter.

Los Angeles Unified School District v. Pozas Brothers Trucking Co., et al. (Los Angeles Superior Court, Central Civil West, LASC Case No. BC 391342).  In August 2013, NL entered into a settlement agreement with the plaintiff which was entered with and approved by the court.  This settlement agreement concludes the matter.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2012 Annual Report. There have been no material changes to such risk factors during the nine months ended September 30, 2013.

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

NL INDUSTRIES, INC.
(Registrant)

Date: November 6, 2013	/s/	Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: November 6, 2013	/s/	Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)