Form 10-K
period 2013-12-31
NL INDUSTRIES INC
filed 2014-03-12
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934:

For the fiscal year ended December 31, 2013

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 6.8 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2013 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $76.9 million.

As of February 28, 2014, 48,673,884 shares of the Registrant’s common stock were outstanding.

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

Business summary

We are primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  (NYSE MKT: CIX).  We operate in the chemicals industry through our non-controlling interest in Kronos Worldwide, Inc.  CompX and Kronos (NYSE: KRO), each file periodic reports with the Securities and Exchange Commission (SEC).

Organization

At December 31, 2013, (i) Valhi, Inc.  (NYSE: VHI) held approximately 83% of our outstanding common stock and Contran Corporation and its subsidiaries own an aggregate of 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.    Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into in February 2014 by all of the voting stockholders of Contran, the size of the board of directors of Contran was fixed at five members, each of Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons have the right to designate one of the five members of the Contran board and the other two members of the Contran board must consist of members of Contran management.   Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi and us.

Forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products
•	The extent of the dependence of certain of our businesses on certain market sectors

•	The cyclicality of our businesses (such as Kronos’ TiO2 operations)
•	Customer inventory levels
•	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry)
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

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks)
•	Decisions to sell operating assets other than in the ordinary course of business
•	Kronos’ ability to renew or refinance debt
•	Our ability to maintain sufficient liquidity
•	The timing and amounts of insurance recoveries
•	The extent to which our subsidiaries or affiliates were to become unable to pay us dividends
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
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

Operations and equity investment

Information regarding our operations and the companies conducting such operations is set forth below.  Geographic financial information is included in Note 3 to our Consolidated Financial Statements, which is incorporated herein by reference.

Component Products CompX International Inc. - 87% owned at December 31, 2013

CompX manufactures engineered components that are sold to a variety of industries including recreational transportation (including boats), postal, office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment.  CompX has production facilities in the United States.

Chemicals Kronos Worldwide, Inc. - 30% owned at December 31, 2013

Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, food,  cosmetics and other industrial and consumer “quality-of-life” products.  Kronos has production facilities in Europe and North America.  Sales of TiO2 represented about 90% of Kronos’ net sales in 2013, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

Industry overview - Through our majority-owned subsidiary, CompX, we manufacture engineered components that are used in a variety of applications and industries including recreational transportation (including boats), postal, office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment.  We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, operations and products - CompX’s Security Products business, with one manufacturing facility in South Carolina and one in Illinois shared with the Marine Components business, manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments and gas station security.  We believe that CompX is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  These products include:

—	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
—

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure) and TuBar®; and

—

our innovative CompX eLock® and Stealthlock® electrical locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

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

CompX’s Marine Components business, with a facility in Wisconsin and a facility shared with the Security Products business in Illinois, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance and ski/wakeboard boats.  CompX’s specialty marine component products are high-precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

—	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
—	high-performance gauges such as GPS speedometers and tachometers;
—	mechanical and electronic controls and throttles;
—	steering wheels and other billet aluminum accessories and
—	dash panels, LED lighting, wire harnesses and other accessories.

CompX operated three manufacturing facilities at December 31, 2013.

Security Products	Marine Components
Mauldin, SC	Neenah, WI
Grayslake, IL	Grayslake, IL

Raw materials - The primary raw materials used in CompX’s manufacturing processes are:

—	zinc and brass (used in the Security Products business for the manufacture of locking mechanisms) and
—	stainless steel (used primarily in the Marine Components business for the manufacture of exhaust headers and pipes and other components).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 11% of our total cost of sales for 2013.

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

Patents and trademarks - CompX holds a number of patents relating to component products, certain of which are believed to be important to CompX and its continuing business activity.  Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than 1 year to 18 years at December 31, 2013.  CompX’s major trademarks and brand names include:

Security Products	Marine Components
CompX® Security Products™	Custom Marine®
National Cabinet Lock®	Livorsi® Marine
Fort Lock®	Livorsi II® Marine
Fort®	CMI™ Industrial Mufflers
Timberline®	Custom Marine® Stainless Exhaust
Chicago Lock®	The #1 Choice in Performance Boating®
STOCK LOCKS®	Mega Rim®
KeSet®	Race Rim®
TuBar®	CompX Marine®
StealthLock®	Vantage View®
ACE®	GEN-X®
ACE® II
CompX eLock®
Lockview®
System64®
SlamCAM®
RegulatoR®
CompXpress®
GEM®

Sales, marketing and distribution - A majority of CompX’s component sales are sold directly to large OEM customers through our factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturer’s representatives.  We select manufacturer’s representatives based on special skills in certain markets or relationships with current or potential customers.

In addition to sales to large OEM customers, a significant portion of CompX’s Security Products sales are made through distributors.  We have a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel.  We support our locksmith distributor sales with a line of standardized products used by the largest businesses of the marketplace.  These products are packaged and merchandised for easy availability and handling by distributors and end users.

In 2013, CompX’s ten largest customers, all Security Products customers, accounted for approximately 42% of our total sales.  San Mateo Postal Data and Harley Davidson accounted for approximately 13% and 12%, respectively, of total sales for the year ended December 31, 2013.  Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

Competition - The markets in which CompX participates are highly competitive.  CompX competes primarily on the basis of product design, including space utilization and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support.  CompX focuses its efforts on the middle and high-end businesses of the market, where product design, quality, durability and service are valued by the customer.  The Security Products business competes against a number of U.S. and non-U.S. manufacturers.  The Marine Components business competes with small U.S. manufacturers and is minimally affected by non-U.S. competitors.

Regulatory and environmental matters - CompX’s operations are subject to federal, state and local  environmental laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes.  CompX’s operations are also subject to federal, state and local regulations relating to worker health and safety.  We believe that CompX is in substantial compliance with all such laws and regulations.  To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results of operations.  We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Discontinued operations - On December 28, 2012, we completed the sale of CompX’s Furniture Components operations to a competitor for proceeds, net of expenses, of approximately $58.0 million in cash.  We recognized a pre-tax gain of approximately $23.7 million on the disposal of these operations.  See Note 2 to our Consolidated Financial Statements.

Employees - As of December 31, 2013, CompX employed 506 people, all in the United States.  We believe our labor relations are good at all of our facilities.

CHEMICALS - KRONOS WORLDWIDE, INC.

Business overview - Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications.  Kronos, along with its distributors and agents, sells and provides technical services for its products to over 4,000 customers in approximately 100 countries with the majority of sales in Europe and North America.  We believe that Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

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

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment.  In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation.  Although there are other white pigments on the market, Kronos believes that there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner.  Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets.  However, these products are not able to duplicate the opacity performance characteristics of TiO2 and Kronos believes that these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product.  Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2.9% since 1990.  Per capita consumption of TiO2 in Western Europe and the United States far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis.  Kronos believes that Western Europe and North America currently account for approximately 20% and 17% of global TiO2 consumption, respectively.  Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and Kronos believes these are significant markets where it expects continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has increased primarily due to debottlenecking existing production facilities in the western world and construction of new plants in China.  However, during 2008 and 2009, several TiO2 manufacturers permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues.  Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories.  As a result of these factors, TiO2 selling prices began to increase in the second half of 2009 and continued to increase throughout 2010 and 2011.  As demand weakened in 2012 as a result of global economic weakness and uncertainty, TiO2 selling prices decreased.  Demand improved in 2013, particularly in Europe, and selling prices began to stabilize.  Kronos expects that demand for TiO2 products will continue to increase as economic conditions improve in the various regions of the world.

Products and end-use markets - Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 90 years.  We believe that Kronos is the largest producer of TiO2 in Europe with approximately one-half of its sales volumes attributable to markets in Europe.

The table below shows Kronos’ market share for its significant markets, Europe and North America, for the last three years.

	2011	2012	2013
Europe	19%	19%	18%
North America	17%	19%	18%

We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2013.  Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that includes over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements.  Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  Kronos ships TiO2 to customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of its core TiO2 pigments represented approximately 90% of Kronos’ net sales in 2013.  Kronos and its agents and distributors primarily sell and provide technical services for Kronos’ products in three major end-use markets: coatings, plastics and paper.  The following tables show Kronos’ approximate sales volume by geographic region and end use for the year ended December 31, 2013:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End-use
Europe	49%	Coatings	54%
North America	33%	Plastics	33%
Asia Pacific	4%	Other	8%
Rest of world	14%	Paper	5%

Some of the principal applications for Kronos’ products include the following.

TiO2 for coatings – Kronos’ TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for home interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings.  The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired.  In general, the higher the opacity requirement of the coating, the greater the TiO2 content.

TiO2 for plastics - Kronos produces TiO2 pigments that improve the optical and physical properties in plastics, including whiteness and opacity.  TiO2 is used to provide opacity in items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding.  TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages.  TiO2’s high brightness along with its opacity is used in some engineering plastics to help mask their undesirable natural color.  TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market.  In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles, packaging and agricultural films.

TiO2 for paper – Kronos’ TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability.  Although Kronos sells its TiO2 to all segments of the paper end-use market, its primary focus is on the TiO2 grades used in paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure.  The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns.  Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard.  TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

TiO2 for other applications – Kronos produces TiO2 to improve the opacity and hiding power of printing inks.  TiO2 allows inks to achieve very high print quality while not interfering with the technical requirements of printing machinery, including low abrasion, high printing speed and high temperatures.  Kronos’ TiO2 is also used in textile applications where TiO2 functions as an opacifying and delustering agent.  In man-made fibers such as rayon and polyester, TiO2 corrects an otherwise undesirable glossy and translucent appearance.  Without the presence of TiO2, these materials would be unsuitable for use in many textile applications.

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

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of its net sales in 2013:

—

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

—

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

—

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

Manufacturing, operations and properties - Kronos produces TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and in 2013, chloride process production facilities represented approximately 47% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

—

Chloride process - The chloride process is a continuous process in which chlorine is used to extract rutile TiO2.  The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used.  The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force.  The chloride process produces an intermediate base pigment with a wide range of properties.

—

Sulfate process - The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag.  After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatment.

Kronos produced 474,000 metric tons of TiO2 in 2013, up from the 469,000 metric tons produced in 2012.  Kronos’ production amounts include its share of the output produced by its TiO2 manufacturing joint-venture discussed below in “TiO2  Manufacturing Joint Venture.”  Kronos’ average production capacity utilization rates were near full capacity in 2011, and approximately 85% and 86% of capacity in 2012 and 2013, respectively.  Kronos’s production utilization rates in 2013 were impacted by a labor lockout at its Canadian production facility that began in June 2013 and ended in November 2013, as discussed below in “Employees.”  Kronos operated its Canadian plant at approximately 15% of the plant’s capacity with non-union management employees during the lockout.

Kronos operates four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2  Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Kronos’ production capacity in 2013 was 550,000 metric tons, approximately three-fourths of which was from the chloride production process.  The following table presents the division of Kronos’ expected 2014 manufacturing capacity by plant location and type of manufacturing process:

		% of Capacity by TiO2 Manufacturing Process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	39%	25%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	40
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	21	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	22
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	21	13
Lake Charles, Louisiana (3)	TiO2 production, chloride process	19	-
Total		100%	100%
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

(2)	The Fredrikstad plant is located on public land and is leased until 2063.
(3)

Kronos operates the Lake Charles facility in a joint venture with Tioxide Americas, LLC (Tioxide), a subsidiary of Huntsman Corporation and the amount indicated in the table above represents the share of the TiO2 produced by the joint venture to which Kronos is entitled.  See in “TiO2  Manufacturing Joint Venture.”

Kronos owns the land underlying all of its principle production facilities unless otherwise indicated in the table above.

Kronos’ production capacity has increased by approximately 17% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that Kronos’ annual attainable production capacity for 2014 is approximately 555,000 metric tons.  While we currently expect Kronos’ production capacity for 2014 will be higher in 2014 as compared to 2013, we expect that Kronos will operate at less-than-full production capacity for the 2014,  due principally to the ramp-up of operations at its Canadian facility following the end of the lockout in November 2013 when the terms of a new collective bargaining agreement were reached as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.

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

TiO2 Manufacturing Joint Venture - Kronos and Tioxide each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P. or LPC.  LPC owns and operates a chloride process TiO2 facility located in Lake Charles, Louisiana.  Kronos shares production from the plant equally with Huntsman pursuant to separate offtake agreements.

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

The joint venture is not consolidated in Kronos’ financial statements, because Kronos does not control it.  Kronos accounts for its interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore Kronos does not have any equity in earnings of the joint venture.  Kronos is required to purchase one half of the TiO2 produced by the joint venture.  Kronos shares all costs and capital expenditures equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced.  Kronos’ share of net costs is reported as cost of sales as the TiO2 is sold.

Raw materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Tronox Mineral Sands (PTY) LTD under a supply contract that expires in December 2015.  Kronos purchases upgraded slag from Q.I.T.  Fer et Titane Inc.  (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015.  Kronos purchases natural rutile ore under contracts primarily from Iluka Resources, Limited and Sierra Rutile Limited (under a new supply contract entered into in January 2014) that expire in 2014.  In the past Kronos has been, and expects to continue to be successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into in the near term, will meet its chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2013.  Kronos expects ilmenite production from its mines to meet its European sulfate process feedstock requirements for the foreseeable future.  For its Canadian sulfate process plant, Kronos also purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a supply contract that expires at the end of 2014.  Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into in the near term, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which Kronos is required to purchase.  The pricing under these agreements is generally negotiated quarterly.

The following table summarizes Kronos’ raw materials purchased or mined in 2013.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants:
Purchased slag or rutile ore	390
Sulfate process plants:
Ilmenite ore mined and used internally	310
Purchased slag	25

Sales and marketing - Kronos’ marketing strategy is aimed at developing and maintaining strong customer relationships with new and existing accounts.  Because TiO2 represents a significant raw material cost for Kronos’ customers, the purchasing decisions are often made by customers’ senior management.  Kronos works to maintain close relationships with the key decision makers, through in-depth and frequent in-person meetings.  Kronos endeavors to extend these commercial and technical relationships to multiple levels within its customers’ organization by using its direct sales force and technical service group to accomplish this objective.  We believe this has helped build customer loyalty to Kronos and strengthen its competitive position.  Close cooperation and strong customer relationships enable Kronos to stay closely attuned to trends in its customers’ businesses.  Where appropriate, Kronos works in conjunction with customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades.  Kronos also focuses its sales and marketing efforts on those geographic and end-use market businesses where Kronos believes it can realize higher selling prices.  This focus includes continuously reviewing and optimizing customer and product portfolios.

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

Kronos sells to a diverse customer base with only one customer representing 10% or more of its sales in 2013 (Behr Process Corporation – 10%).  Kronos’ largest ten customers accounted for approximately 34% of sales in 2013.

Neither Kronos’ business as a whole nor any of its principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons.  With certain exceptions, Kronos has historically operated its production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize its per-unit production costs.  As a result, Kronos normally will build inventories during the first and fourth quarters of each year, in order to maximize product availability during the higher demand periods normally experienced in the second and third quarters.

Competition - The TiO2 industry is highly competitive.  Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers.  Although certain TiO2 grades are considered specialty pigments, the majority of Kronos’ grades and substantially all of its production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service.  During 2013, Kronos had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volumes, we believe that Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox Incorporated; and Sachtleben Chemie GmbH.  The top six TiO2 producers account for approximately 60% of the world’s production capacity.   In September 2013, Huntsman announced its intent to purchase Sachtleben’s TiO2 business as well as certain other assets from Sachtleben’s parent company, which acquisition Huntsman has indicated it expects to be completed by June 2014.  Concurrently, Huntsman also announced its intent to spin-off the consolidated TiO2 business within two years of the acquisition.  In October 2013, DuPont announced its intent to spin-off its TiO2 operations into a separate publicly-traded company by April 2015.

The following chart shows Kronos’ estimate of worldwide production capacity in 2013:

Worldwide Production Capacity - 2013
DuPont	18%
Cristal	11%
Kronos	9%
Huntsman	9%
Tronox	7%
Sachtleben	5%
Other	41%

DuPont has over one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor

Over the past ten years, Kronos and its competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shutdown of various TiO2 plants in France, the United States and China.  In addition, in May 2011, DuPont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity in the next three years.  Although overall industry demand is expected to be generally higher in 2014 as compared to 2013 as a result of improving worldwide economic conditions, Kronos does not expect any other significant efforts will be undertaken by it or its competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects.  If actual developments differ from its expectations, the TiO2 industry’s performance and that of Kronos own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity.  In addition, Kronos believes the suppliers of titanium-containing feedstock do not currently have the ability to supply the raw materials that would be required to operate any such new TiO2 production capacity until they have invested in additional infrastructure required to expand their own production capacity, which Kronos’ believes will take a few years to complete.  Kronos believes it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development - Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new applications.  Kronos’ expenditures for these activities were approximately $20 million in 2011, $19 million in 2012 and $18 million in 2013. Kronos expects to spend $21 million on research and development in 2014.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles.  Since 2008, Kronos has added four new grades for pigments and other applications.

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

Patents - Kronos has obtained patents and has numerous patent applications pending that cover its products and the technology used in the manufacture of its products.  Kronos’ patent strategy is important to Kronos and its continuing business activities.  In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe.  U.S. patents are generally in effect for 20 years from the date of filing.  Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from one year to 18 years.

Trademarks and trade secrets - Kronos’ trademarks, including Kronos®, are covered by issued and or pending registrations, including in Canada and the United States.  Kronos protects the marks that it uses in connection with the products it manufactures and sells and has developed goodwill in connection with the long-term use of its trademarks.  Kronos conducts research activities in secret and it protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures.  Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position.  Kronos’ proprietary chloride production process is an important part of its technology and its business could be harmed if Kronos fails to maintain confidentiality of its trade secrets used in this technology.

Employees - As of December 31, 2013, Kronos employed the following number of people:

Europe	2,065
Canada	335
United States (1)	50
Total	2,450
(1)	Excludes employees of Kronos’ Louisiana joint venture.

Certain employees at each of Kronos’ production facilities are organized by labor unions.  In Europe, union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  Unionized employees in Kronos’ Canadian production facility were covered by a collective bargaining agreement that expired June 15, 2013.  The union employees represented by the Confederation des

Syndicat National (CSN) rejected Kronos’ revised global offer, and Kronos declared a lockout of unionized employees upon the expiration of the existing contract.  Effective the end of November 2013, Kronos reached an agreement on the terms of a new collective bargaining agreement with the CSN and the unionized employees that expires in June 2018.  The unionized employees began to return to work in December 2013, and production resumed in February 2014.  Among other things, the new agreement provides for the reduction in Kronos’ Canadian workforce and the freezing of the defined benefit pension plan for hourly workers effective at the end of 2013 (which was replaced with a new defined contribution benefit plan.)  These and other provisions of the new agreement are intended to reduce the operating costs of such facility going forward.  At December 31, 2013, approximately 86% of Kronos’ worldwide workforce is organized under collective bargaining agreements.  It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect Kronos’ business, results of operations, financial position or liquidity.

Regulatory and environmental matters - Kronos’ operations and properties are governed by various environmental laws and regulations, which are complex, change frequently and have tended to become stricter over time.  These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of employees.  Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage.  Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks.  Kronos’ policy is to comply with applicable environmental laws and regulations at all of its facilities and to strive to improve environmental performance.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect Kronos’ operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect its consolidated financial position and results of operations or liquidity.

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

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $24.8 million in 2013 and are currently expected to be approximately $14 million in 2014.

Other

In addition to our 87% ownership of CompX and our 30% ownership of Kronos at December 31, 2013, we also own 100% of EWI RE, Inc., an insurance brokerage and risk management services company.  We also hold certain marketable securities and other investments.  See Notes 6 and 16 to our Consolidated Financial Statements.

Regulatory and environmental matters - We discuss regulatory and environmental matters in the respective business sections contained elsewhere herein and in Item 3 - “Legal Proceedings.” In addition, the information included in Note 18 to our Consolidated Financial Statements under the captions “Lead pigment litigation” and “Environmental matters and litigation” is incorporated herein by reference.

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

We and other entities that may be affiliated with Contran routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace.  These companies may or may not be engaged in businesses related to our current businesses.  In some instances, we have actively managed the businesses acquired with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets.  In other instances, we have disposed of the acquired interest in a company prior to gaining control.  We intend to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing our indebtedness.

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

Future acquisitions of CompX could subject us to a number of operational risks.

A key component of CompX’s strategy is to grow and diversify its business through targeted acquisitions.  CompX’s ability to successfully execute this component of its strategy entails a number of risks, including:

—	the identification of suitable growth opportunities;
—	an inaccurate assessment of acquired liabilities that were undisclosed or not properly disclosed;
—	the entry into markets in which we may have limited or no experience;
—	the diversion of management’s attention from our core businesses;
—	the potential loss of key employees or customers of the acquired businesses;
—	the potential of not identifying that acquired products infringe on the intellectual property rights of others;
—	difficulties in realizing projected efficiencies, synergies and cost savings; and
—	an increase in our indebtedness and a limitation in our ability to access additional capital when needed.

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

—	Competitors may be able to drive down prices for our products because their costs are lower than our costs, especially products sourced from Asia.
—	Competitors’ financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
—	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
—	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.
—	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
—	We may not be able to sustain a cost structure that enables us to be competitive.
—	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

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

CompX operates production facilities in the United States and Kronos operates production facilities in several countries.  We believe that all production facilities are in substantial compliance with applicable environmental laws.  Legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means including emissions permits and/or energy taxes.  In several production facilities, Kronos consumes large amounts of energy, including electricity and natural gas.  To date the climate change legislation in effect has not had a material adverse effect on our financial results.  However, if greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements.  If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, income from operations and results of operations.

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

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in its TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which Kronos purchases raw material supplies could adversely affect their availability.  If Kronos’ worldwide vendors were unable to meet their contractual obligations and it was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels.  Kronos experienced significantly higher ore costs in 2012 which carried over into 2013.  Although Kronos’ purchase cost of third-party feedstock ore has and continues to moderate, such reductions did not begin to be significantly reflected in Kronos’ cost of sales until the third quarter of 2013.  Kronos may also experience higher operating costs such as energy costs, which could affect its profitability.  Kronos may not always be able to increase selling prices to offset the impact of any higher costs or reduced production levels, which could reduce its earnings and decrease its liquidity.

Kronos has long-term supply contracts that provide for its TiO2 feedstock requirements that currently expire through 2016.  While Kronos believes it will be able to renew these contracts, there can be no assurance it will be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration.  Kronos’ current agreements (including those entered into in January 2014) require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $820 million in years subsequent to December 31, 2013.  In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services.  These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $123 million at December 31, 2013.  Kronos’ commitments under these contracts could adversely affect its financial results if it significantly reduced production and was unable to modify the contractual commitments.

Demand for, and prices of, certain of Kronos’ products are influenced by changing market conditions for its products, which may result in reduced earnings or in operating losses.

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

The TiO2 industry is concentrated and highly competitive and Kronos faces price pressures in the markets in which it operates, which may result in reduced earnings or in operating losses.

The global market in which Kronos operates is concentrated, with the top six TiO2 producers accounting for 60% of the world’s production capacity and is highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of Kronos’ competitors may be able to drive down prices for its products if their costs are lower than Kronos’ costs.  In addition, some of the competitors’ financial, technological and other resources may be greater than Kronos’ resources and such competitors may be better able to withstand changes in market conditions.  Kronos’ competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.  Further, consolidation of competitors or customers may result in reduced demand for Kronos’ products or make it more difficult for Kronos to compete with competitors.  The occurrence of any of these events could result in reduced earnings or operating losses.

Kronos’ leverage may impair our financial condition or limit our ability to operate our businesses.

As of December 31, 2013, Kronos had consolidated debt of approximately $183.5 million, which relates primarily to a note payable to Contran entered into in 2013 (after giving effect to Kronos’ new term loan entered into in February 2014, a portion of the proceeds of which were used to prepay such note payable to Contran, Kronos’ consolidated debt would have been approximately $363.5 million).  Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:

—	making it more difficult for Kronos to satisfy its obligations with respect to its liabilities;
—	increasing its vulnerability to adverse general economic and industry conditions;
—

requiring that a portion of Kronos’ cash flows from operations be used for the payment of interest on its debt, which reduces its ability to use cash flow to fund working capital, capital expenditures, dividends on its common stock, acquisitions or general corporate requirements;

—	limiting its ability to obtain additional financing to fund future working capital, capital expenditures, dividends on its common stock, acquisitions or general corporate requirements;
—	limiting its flexibility in planning for, or reacting to, changes in Kronos’ business and the industry in which it operates and
—	placing it at a competitive disadvantage relative to other less leveraged competitors.

In addition to Kronos’ indebtedness, at December 31, 2013, Kronos is party to various lease and other agreements (including feedstock ore purchase contracts as previously described) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $472 million in 2014.  Such $472 million amount reflects the impact of a new term loan Kronos incurred in February 2014, and the application of the proceeds of such term loan.  Kronos’ ability to make payments on and refinance its debt, and to fund planned capital expenditures, depends on Kronos’ future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, Kronos’ ability to borrow funds under its or its subsidiaries’ credit facilities in the future will in some instances depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

We are involved in various legal proceedings.  In addition to information that is included below, we have included certain of the information called for by this Item in Note 18 to our Consolidated Financial Statements, and we are incorporating that information here by reference.

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are generally unspecified.  In some cases, the damages are unspecified pursuant to the requirements of applicable state law.  A number of cases are inactive or have been dismissed or withdrawn.  Most of the remaining cases are in various pre-trial stages.  Some are on appeal following dismissal or summary judgment rulings or a trial verdict in favor of either the defendants or the plaintiffs.

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

—

we have never settled any of the market share, risk contribution, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

—	no final, non-appealable adverse verdicts have ever been entered against us, and
—

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

In April 2000, we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting attorney jurisdictions and seeks its abatement.  In July and August 2013, the case was tried.  In January 2014, the Judge issued a judgment finding us, The Sherwin Williams Company and ConAgra jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the State of California to fund such abatement. NL believes that this judgment is inconsistent with

California law and is unsupported by the evidence, and we will appeal in the first quarter of 2014.   In February 2014, we filed a motion for a new trial.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800.)  Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more.  The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases and a fund for a public education campaign.  In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening.  In March 2012, the trial court judge decertified the class.  In June 2012, the trial court judge granted plaintiffs the right to appeal his decertification order, and in August 2012 the appellate court granted plaintiffs permission to appeal.  In March 2013, the appellate court agreed with the trial court’s rationale regarding legislative requirements to screen children’s blood lead levels and remanded the case for further proceedings in the trial court.  In July 2013, plaintiffs moved to vacate the decertification.  In October 2013, the judge denied plaintiffs’ motion to vacate the decertification of the class.  The next hearing is scheduled for March 2014.

Between January 2007 and May 2011, we were served with nine complaints filed in  the Circuit Court in Milwaukee County, Wisconsin or in the United District Court, Eastern District of Wisconsin.  The plaintiffs are 173 minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided.  Plaintiffs seek compensatory and punitive damages.  The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company and The Sherwin-Williams Company.  Property owners are also defendants in each of the cases.  Two of the cases remain pending in State Court (Clark and Williams); four have been removed to Federal court (Burton, Owens, B. Stokes, and Gibson); and three were filed in Federal Court (Sifuentes, Allen and Valoe).  In November 2010, Gibson was dismissed as to all defendants in a ruling holding that application of Wisconsin’s risk contribution doctrine deprived defendants of due process.  In December 2010, the plaintiff appealed to the U.S. 7th Circuit Court of Appeals.  In light of the Gibson ruling and appeal, all other cases were stayed pending action by the 7th Circuit. In July 2013, we notified the 7th Circuit in Gibson of the new 2013 Wisconsin statute making the Collins DES criteria for risk contribution apply to all cases asserting risk contribution.  No decision has yet been issued by the 7th Circuit Court.  In July 2013, we filed motions in Clark and Williams (both in State Court) to lift the stays and dismiss the cases based on the new 2013 Wisconsin statute. In July 2013, the plaintiff in Burton (in Federal Court) moved to amend his complaint to add a request for declaratory judgment that the new Wisconsin statute is unconstitutional and NL responded asking for the stay to remain in place. In December 2013, Williams and Clark were consolidated for the sole purpose of ruling on the motions to dismiss.  Williams is stayed awaiting a decision in Clark.

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

Obligations associated with environmental remediation and related matters are difficult to assess and estimate for numerous reasons including the:

—	complexity and differing interpretations of governmental regulations,
—	number of PRPs and their ability or willingness to fund such allocation of costs,
—	financial capabilities of the PRPs and the allocation of costs among them,
—	solvency of other PRPs,
—	multiplicity of possible solutions,
—	number of years of investigatory, remedial and monitoring activity required,
—

uncertainty over the extent, if any, to which our former operations might have contributed to the conditions allegedly giving rise to such personal injury, property damage, natural resource and related claims and

—	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2012 and 2013, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations.  At December 31, 2013, we had accrued approximately $114 million related to approximately 45 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $154 million, including the amount currently accrued.  Other than as indicated above, these accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2013, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

In June 2006, we and several other PRPs received a Unilateral Administrative Order (UAO) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri.  The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936.  Doe Run is also named in the Order.  In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order and in May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement.  In the fourth quarter of 2010, NL reached its capped payment obligation under the cost sharing agreement with Doe Run.  In the fourth quarter of 2013, Doe Run completed the remainder of the construction work. A Removal Action Report and Post-Removal Site Control plan will be submitted to the EPA in the first half of 2014.

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

In May 2013, EPA issued its Record of Decision for the site.  In June 2013, NL filed a contribution suit under CERCLA and the New Jersey Spill Act titled NL Industries, Inc. v. Old Bridge Township, et al. (United States District Court for the District of New Jersey, Civil Action No. 3:13-cv-03493-MAS-TJB) against the current owner, Old Bridge Township, and several federal and state entities NL alleges designed and operated the site and who have significant potential liability as compared to NL which is alleged to have been a potential source of material placed at the site by others.  NL’s suit also names certain former NL customers of the former NL facility alleged to be the source of some of the materials.  In January 2014, EPA issued a UAO to NL for clean-up of the site based on the EPA’s preferred remedy set forth in the Record of Decision.   NL is in discussions with EPA about NL’s performance of a defined amount of the work at the site and is otherwise taking actions necessary to respond to the UAO.  If these discussions and actions are unsuccessful, NL will defend vigorously against all claims while continuing to seek contribution from other PRPs.

In September 2008, we received a Special Notice letter from the EPA for liability associated with the Tar Creek Superfund site in Ottawa County (Tar Creek) and a demand for related past and future costs.  We responded with a good-faith offer to pay certain of the past costs and to complete limited work in the areas in which we operated.  We are involved in an ongoing dialogue with the EPA regarding a potential settlement.  In October 2008, we received a claim from the State of Oklahoma for past, future and relocation costs in connection with the site.  The state continues to monitor for a potential settlement between the EPA and us and may subsequently attempt to pursue a separate settlement with us.

In June 2009, we were served with a complaint in Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No.  5:09-CV-00191-FL).  The complaint seeks to recover against NL and roughly 170 other defendants under CERCLA for past and future response costs.  The plaintiffs allege that NL’s former Albany operation allegedly sent three PCB-containing transformers to the Ward Transformer Superfund Site.  In December 2012, NL received a notice of potential responsibility for past costs from the EPA.  We have denied liability and will defend vigorously against all claims.

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc.  d/b/a NY/NJ Baykeeper et al. v.  NL Industries, Inc.  et al.  (United States District Court, District of New Jersey, Case No.  3:09-cv-04117).  This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities.  The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River.  The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP.  The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs.  We have denied liability and will defend vigorously against all claims

In June 2011, we were served in ASARCO LLC v.  NL Industries, Inc., et al.  (United States District Court, Western District of Missouri, Case No.  4:11-cv-00138-DGK).  The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S.  Government during its Chapter 11 bankruptcy in relation to the Tar Creek site, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri and the Newton County Mine Tailing Site in Newton County, Missouri.  We have denied liability and will defend vigorously against all of the claims.  In the second quarter of 2012, NL filed a motion to stay the case.  In the first quarter of 2013, NL’s motion was granted and the court entered an indefinite stay.

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

In March 2013, NL received Special Notice from EPA for Operable Unit 1, residential area, at the Big River Mine Tailings Superfund Site in St. Francois County, Missouri.  The site encompasses approximately eight former mine and mill areas, only one of which is associated with former NL operations, as well as adjacent residential areas.  NL initiated a dialog with EPA regarding a potential settlement for this operable unit.

In September 2013, EPA issued to NL and 34 other PRPs general notice of potential liability and a demand for payment of past costs and performance of a Remedial Design for the Gowanus Canal Superfund Site in Brooklyn, New York.  We intend to deny liability and will defend vigorously against all of the claims.

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

Insurance coverage claims

We are involved in certain legal proceedings with a number of our former insurance carriers regarding the nature and extent of the carriers’ obligations to us under insurance policies with respect to certain lead pigment and asbestos lawsuits.  The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment and asbestos litigation depends upon a variety of factors and we cannot assure you that such insurance coverage will be available.  In addition to information that is included below, we have included certain of the information called for by this Item in Note 18 to our Consolidated Financial Statements, and we are incorporating that information here by reference.

We have agreements with four former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.  See Note 18 to our Consolidated Financial Statements.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers.  We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL).  As of February 28, 2014, there were approximately 2,686 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods.  On February 28, 2014 the closing price of our common stock was $11.23.

	High	Low	Cash dividends paid
Year ended December 31, 2012
First Quarter	$15.81	$13.04	.125
Second Quarter	15.00	11.87	.125
Third Quarter	12.58	11.40	.125
Fourth Quarter	11.76	10.09	.125
Year ended December 31, 2013
First Quarter	$13.52	$12.16	.125
Second Quarter	12.64	10.40	.125
Third Quarter	11.89	10.57	.125
Fourth Quarter	11.74	10.10	.125
January 1, 2014 through February 28, 2014	11.76	10.19	-

In February 2014, our Board of Directors deferred consideration of a first quarter 2014 cash dividend.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2008 through December 31, 2013.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2008 and the reinvestment of dividends.

	2008	2009	2010	2011	2012	2013
NL common stock	$100	$55	$94	$113	$104	$106
S&P 500 Composite Stock Price Index	100	126	146	149	172	228
S&P 500 Industrial Conglomerates Index	100	110	131	132	158	222

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2013, 195,000 shares are available for award under this plan.  See Note 13 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2009	2010	2011	2012	2013
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$67.9	$76.1	$79.8	$83.2	$92.0
Income from component products operations	$.7	$5.9	$6.4	$5.4	$9.3
Equity in earnings (losses) of Kronos	$(12.5)	$45.6	$97.6	$66.4	$(31.0)
Net income (loss)	$(12.0)	$70.8	$82.7	$79.1	$(54.5)
Net income (loss) attributable to NL stockholders:
Continuing operations	$(13.2)	$70.9	$78.1	$56.7	$(55.3)
Discontinued operations(1)	1.4	(.5)	3.6	17.8	-
Net income (loss) attributable to NL stockholders	$(11.8)	$70.4	$81.7	$74.5	$(55.3)
DILUTED EARNINGS PER SHARE DATA:
Net income (loss) attributable to NL stockholders:
Continuing operations	$(.21)	$1.41	$1.61	$1.16	$(1.14)
Discontinued operations(1)	(.03)	(.01)	.07	.37	-
	$(.24)	$1.40	$1.68	$1.53	$(1.14)
Cash dividends per share	$.50	$.50	$.50	$.50	$.50
Weighted average common shares outstanding	48,609	48,627	48,658	48,667	48,672
BALANCE SHEET DATA (at year end):
Total assets	$403.0	$553.7	$761.2	$680.8	$685.8
Long-term debt, including current maturities	42.2	74.5	37.3	18.5	-
NL stockholders’ equity	174.6	252.9	415.0	374.8	355.4
Total equity	185.7	263.9	426.0	388.1	369.0
STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$1.4	$5.4	$48.2	$18.0	$14.9
Investing activities	32.4	2.8	9.8	92.2	3.0
Financing activities	(25.9)	(17.8)	(61.5)	(44.1)	(43.3)

(1)	See Note 2 to our Consolidated Financial Statements.

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

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through its Security Products operations, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications.  CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the recreational marine and other industries through its Marine Components operations.  In December 2012, CompX completed the sale of its Furniture Components business. See Note 2 to our Condensed Consolidated Financial Statements. Unless otherwise noted, the discussion of our results of operations in Management’s Discussion and Analysis is focused on our continuing operations.

We account for our 30% non-controlling interest in Kronos by the equity method. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments. TiO2 is used for a variety of manufacturing applications including coatings, plastics, paper and other industrial products.

Income from continuing operations overview

Our net loss from continuing operations attributable to NL stockholders was $55.3 million, or $1.14 per share, in 2013 compared to net income from continuing operations attributable to NL stockholders of $56.7 million, or $1.16 per share in 2012 and $78.1 million, or $1.61 per share in 2011.

As more fully discussed below, the decrease in our earnings per share attributable to continuing operations from 2012 to 2013 is primarily due to the net effect of:

•	equity in losses from Kronos in 2013 compared to equity in earnings from Kronos in 2012,
•	higher environmental remediation and related costs in 2013 of $54.4 million,
•	a pre-tax gain on the sale of the shares of the Titanium Metals Corporation (TIMET) common stock we owned in 2012 of $16.6 million,
•	a real-estate litigation settlement gain of $15.0 million recognized in 2012 related to the settlement of condemnation proceedings on real property we formerly owned,
•	higher income from operations from components products in 2013 of $3.9 million, and
•	higher litigation and related costs in 2013 of $2.7 million.

As more fully discussed below, the decrease in our earnings per share attributable to continuing operations from 2011 to 2012 is primarily due to the net effects of:

•	lower equity in earnings of Kronos in 2012 due to Kronos’ lower income from operations,
•	a pre-tax gain on the sale of the shares of the TIMET common stock we owned in 2012 of $16.6 million,
•	a real-estate litigation settlement gain of $15.0 million recognized in 2012 related to the settlement of condemnation proceedings on real property we formerly owned,
•	lower insurance recoveries in 2012 of $13.6 million due to an insurance recovery settlement in 2011 for certain past defense costs,
•	goodwill impairment related to our acquisition of EWI of $6.4 million in 2012,
•	higher environmental remediation and related costs in 2012 of $3.2 million, and

•	lower income from operations from components products in 2012 of $1.0 million.

Our 2013 net loss from continuing operations attributable to NL stockholders includes:

•	income of $.13 per share, net of income taxes, related to insurance recoveries we recognized,
•

an aggregate charge of $.09 per share included in our equity in Kronos related to unabsorbed fixed production and other costs as a result of Kronos’ Canadian plant lockout, and costs associated with the terms of a new collective bargaining agreement reached with its Canadian workforce,

•	a charge of $.09 per share included in our equity in Kronos related to Kronos’ third quarter litigation settlement charge, and
•

an aggregate charge of $.02 per share included in our equity in Kronos related to Kronos’ voluntary prepayments of $390 million of its term loan consisting of the write-off of original issue discount costs and deferred financing costs associated with such prepayments.

Our 2012 income from continuing operations attributable to NL stockholders includes the following:

—

a charge of $.02 per share included in our equity in Kronos related to Kronos’ charge for the early extinguishment of its remaining 6.5% Senior Notes due 2013 consisting of a call premium, interest from the indenture discharge date to the redemption date and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes,

—	a charge of $.13 per share related to the goodwill impairment,
—	income of $.04 per share related to certain insurance recoveries we recognized,
—	income of $.22 per share related to the gain on the sale of our TIMET shares in 2012,
—	income of $.20 per share related to the real-estate litigation settlement gain,
—	income of $.04 per share related to the sale of certain real property owned by us, and
—	a charge for the write-down of assets held for sale of $.02 per share.

Our 2011 income from continuing operations attributable to NL stockholders includes the following:

—	income of $.23 per share related to certain insurance recoveries we recognized,
—

a charge of $.01 per share included in our equity in Kronos in 2011 consisting of a call premium and the write-off of unamortized deferred financing costs and original issue discount associated with Kronos’ redemption of Senior Notes,

—

a charge of $.07 included in our equity in Kronos in 2011 related to Kronos’ provision for U.S. incremental income taxes on earnings repatriated from its German subsidiary of $17.2 million which earnings were used to fund a portion of the repurchases of Kronos’ Senior Secured Notes, and

—	a charge for the write-down of assets held for sale of $.02 per share.

Outlook for 2014

We currently expect our income from continuing operations attributable to NL stockholders in 2014 to be higher than in 2013 primarily due to higher expected equity in earnings from Kronos and lower expected environmental and related costs.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

—

Investments - We own investments in Valhi, Inc. that we account for as marketable securities carried at fair value or that we account for under the equity method. For these investments, we evaluate the fair value at each balance sheet date. We use quoted market prices, Level 1 inputs as defined in Accounting Standards Codification (ASC) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our marketable debt securities and publicly traded investees. We record an impairment charge when we believe an investment has experienced an other-than-temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees). Further adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future.

At December 31, 2013, the carrying value (which equals fair value) of all of our marketable securities equaled or exceeded the cost basis of such investments. At December 31, 2013, the $19.05 per share quoted market price of our investment in Kronos (our only equity method investee) exceeded its per share net carrying value by over 236%.

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

As a result of continued losses in CompX’s Marine Components reporting unit, we evaluated the recoverability of the Marine Components long-lived assets during the third quarter of 2013.  We determined that the undiscounted cash flows exceed the current net asset value and therefore the Marine Components long-lived assets are not impaired.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 85% below our expectations for each of the Custom Marine and Livorsi Marine reporting units), it is reasonably likely we would conclude an impairment was present.  At December 31, 2013, the net asset carrying values of Custom Marine and Livorsi Marine were $3.4 million and $2.8 million, respectively.  No other long-lived assets in our other reporting unit were tested for impairment during 2013 because there were no circumstances indicating an impairment might exist.

•

Goodwill - Our net goodwill totaled $27.2 million at December 31, 2013.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  All of our net goodwill at December 31, 2013 is related to CompX.  In September 2011, the Financial Accounting Standards Board issued ASU No. 2011-08, which provided new guidance on testing goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment considering the totality of relevant events and circumstances, that it is more likely than not that its fair value of the reporting unit is less than its carrying amount.  We adopted this accounting standard in the third quarter of 2013.

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

—

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

We record a reserve for uncertain tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. It is possible that we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made. See Note 14 to our Consolidated Financial Statements.

—

Contingencies - We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Income from operations of CompX and Kronos is impacted by certain significant judgments and estimates, as summarized below:

—	Chemicals (Kronos) - allowance for doubtful accounts, impairment of equity method investments, long-lived assets, defined benefit pension and OPEB plans, loss accruals and income taxes, and
—	Component products (CompX) - impairment of goodwill and long-lived assets, loss accruals and income taxes.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investments, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Loss from operations attributable to continuing operations

The following table shows the components of our loss from operations attributable to continuing operations.

	Year ended December 31,			% Change
	2011	2012	2013	2011-12	2012-13
	(Dollars in millions)
CompX	$6.4	$5.4	$9.3	(16)%	72%
Insurance recoveries	16.9	3.3	9.4	(80)%	185%
Litigation settlement gain	-	15.0	-	n.m.	(100)%
Other income, net	1.0	3.6	.1	260%	(99)%
Goodwill impairment	-	(6.4)	-	n.m.	(100)%
Corporate expense	(25.0)	(29.0)	(87.0)	16%	201%
Loss from operations	$(.7)	$(8.1)	$(68.2)	n.m.	747%

n.m. - not meaningful

The following table shows the components of our income before income taxes attributable to continuing operations exclusive of our income from operations.

	Year ended December 31,			% Change
	2011	2012	2013	2011-12	2012-13
	(Dollars in millions)
Equity in earnings (losses) of Kronos	$97.6	$66.4	$(31.0)	(32)%	(147)%
Interest and dividend income	3.0	3.2	2.9	8%	(9)%
Interest expense	(1.6)	(1.0)	(.1)	(34)%	(88)%

CompX International Inc.

	Years ended December 31,			% Change
	2011	2012	2013	2011-12	2012-13
	(Dollars in millions)
Net sales	$79.8	$83.2	$92.0	4%	11%
Cost of sales	55.7	58.9	64.4	6%	10%
Gross margin	24.1	24.3	27.6	1%	13%
Operating costs and expenses	16.6	17.7	18.3	7%	3%
Write-down and loss on disposal of assets held for sale	1.1	1.2	-	9%	(100)%
Income from continuing operations	$6.4	$5.4	$9.3	(16)%	72%
Percentage of net sales:
Cost of sales	70%	71%	70%
Gross margin	30%	29%	30%
Operating costs and expenses	21%	21%	20%
Assets held for sale write-down	1%	1%	-
Income from operations	8%	7%	10%

Net sales - Net sales increased approximately $8.8 million in 2013 principally due to higher demand for high security pin tumbler locks within the Security Products business, and to a lesser extent from an increase in Marine Component sales outside of the high performance boat market through gains in market share.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales increased approximately $3.4 million in 2012 principally due to growth in customer demand within both of CompX’s businesses resulting from somewhat improved economic conditions in North America. Additionally, the Marine Components business experienced a $.1 million increase in sales to the ski/wakeboard boat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin - Cost of sales and gross margin both increased from 2012 to 2013 primarily due to increased sales volumes.  As a percentage of sales, cost of sales decreased 1% resulting in an increase in gross margin of 1% primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical costs in 2013 as discussed below.

Cost of sales and gross margin both increased from 2011 to 2012 primarily due to increased sales volumes. As a percentage of sales, cost of sales increased 1% resulting in a decrease in gross margin of 1% primarily due to the net effects of the increase in sales partially offset by higher self-insured medical costs as discussed below.

Operating costs and expenses - Operating costs and expenses consists primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on property, plant and equipment.  Operating costs and expenses increased in 2013 compared to 2012, and increased in 2012 as compared to 2011, as a result of increased administrative support costs relating to the higher sales.  Additionally, in 2012 we incurred higher costs relating to the assets held for sale.

Write-down and loss on disposal of assets held for sale - We recorded write-downs on assets held for sale of $1.1 million and $1.2 million (including a $.8 million loss on disposal of assets held for sale) in 2011 and 2012, respectively, relating to certain facilities held for sale that were no longer in use.  The write-downs are included in corporate operating expense.  See Note 9 to the Consolidated Financial Statements.

Income from operations - As a percentage of net sales, CompX’s income from operations increased by 3% in 2013 compared to 2012 and decreased by 1% in 2012 compared to 2011 and was primarily impacted by the factors affecting cost of sales, gross margin and operating costs discussed above.

  General - CompX’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprising labor costs and materials. The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 44% of our cost of sales in 2013, with commodity related raw materials accounting for approximately 11% of our cost of sales. Worldwide commodity raw material costs increased throughout 2011, although during 2012 and 2013 they were mostly stable.   We occasionally enter into short-term commodity related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which helps us to stabilize commodity related raw material purchase prices to a certain extent. We enter into such arrangements for zinc and brass. We expect commodity related raw material prices to increase in 2014 in conjunction with higher demand as a result of the expected growth in the world wide economy. These raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset cost increases for these raw materials with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products. Consequently, overall operating margins may be affected by raw material cost pressures.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2011	2012	2013	2011–12	2012–13
	(In millions)
Net sales:
Security Products	$71.4	$73.7	$81.5	3%	11%
Marine Components	8.4	9.5	10.5	13%	11%
Total net sales	$79.8	$83.2	$92.0	4%	11%
Gross margin:
Security Products	$23.1	$23.0	$25.8	-	12%
Marine Components	1.0	1.3	1.8	31%	43%
Total gross margin	$24.1	$24.3	$27.6	1%	13%
Income (loss) from operations:
Security Products	$14.4	$14.1	$16.1	(2)%	14%
Marine Components	(1.2)	(.8)	(.1)	33%	82%
Corporate operating expenses	(6.8)	(7.9)	(6.7)	(18)%	16%
Total income from operations	$6.4	$5.4	$9.3	(16)%	72%
Income (loss) from operations margin:
Security Products	20%	19%	20%
Marine Components	(15)%	(9)%	(1)%
Total income from operations margin	8%	7%	10%

Security Products - Security Products net sales increased 11% to $81.5 million in 2013 compared to $73.7 million in 2012.  The increase in sales is primarily due to an increase in sales to certain high security pin tumbler lock customers of $7.6 million.  Growth of our Security Products operations was aided by our ongoing efforts to diversify our products and customers.  Income from operations margin percentages increased in 2013 compared to 2012 by 1% primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical costs of $.6 million in 2013, $.5 million of which impacted cost of sales and $.1 million of which impacted selling and administration expenses.

Security Products net sales increased 3% to $73.7 million in 2012 compared to $71.4 million in 2011.  The increase in sales is primarily due to somewhat improved economic conditions in North America resulting in higher order rates across most markets.  Income from operations margin percentages decreased in 2012 compared to 2011 by 1% primarily due to higher self-insured medical costs of $.9 million in 2012, $.8 million of which impacted cost of goods sold and $.1 million of which impacted selling and administration expenses.  The impact of the higher medical costs on cost of sales was partially offset by a $.3 million decrease in depreciation expense relating to the timing of historical capital expenditures and retirements.  The 2012 medical costs were more in line with the historical average annual medical costs as compared to an unusually favorable 2011.

Marine Components – Marine Components net sales increased 11% in 2013 as compared to 2012.  The increase was primarily the result of a $.8 million increase in sales to the ski/wakeboard boat market and other non-high performance marine markets.  As a percentage of net sales, loss from operations margin percentage improved in 2013 compared to 2012 primarily due to increased leverage of fixed costs as a result of the higher sales.

Marine Components net sales increased 13% in 2012 as compared to 2011. The increase was primarily the result of a $.9 million increase in sales to the ski/wakeboard boat market in connection with new products developed for that market. As a percentage of net sales, loss from operations margin percentage improved in 2012 compared to 2011 primarily due to increased leverage of fixed costs as a result of the higher sales and lower intangible amortization expense due to intangibles that became fully amortized in the first six months of 2011.

Outlook - Consistent with the current state of the North American economy, overall demand from our customers continues to be subject to instability. While we experienced some increase in customer demand across most markets in 2013, it is uncertain the extent that sales will continue to grow during 2014. While changes in market demand are not within our control, we are focused on the areas we can impact. Staffing levels are continuously evaluated in relation to sales order rates which may result in headcount adjustments, to the extent possible, to match staffing levels with demand. We expect our continuous lean manufacturing and cost improvement initiatives to positively impact our productivity and result in a more efficient infrastructure. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

Volatility in the costs of commodity raw materials is ongoing. Our primary commodity raw materials are zinc, brass and stainless steel, which together represent approximately 11% of our total cost of sales. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

General corporate items, interest and dividend income, interest expense, provision for income taxes, noncontrolling interest and related party transactions

Insurance recoveries - We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers. Substantially all of the $16.9 million of insurance recoveries we recognized in 2011 relate to a new settlement we reached with one of our insurance carriers in September 2011 in which they agreed to reimburse us for a portion of our past litigation defense costs.

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Accordingly, these insurance recoveries are recognized when receipt is probable and the amount is determinable. Substantially all of the insurance recoveries recognized in 2012 and 2013 relate to reimbursement of ongoing litigation defense costs.  See Note 18 to our Consolidated Financial Statements.

Litigation settlement gains and other operating income - In 2012, we reported a $15.0 million pre-tax gain related to the third and final closing associated with certain real property we formerly owned in New Jersey.  See Note 18 to our Consolidated Financial Statements.

Other operating income in 2012 includes $3.2 million from the sale of certain real property owned by us for which we had a nominal carrying value.

Litigation settlement expense and corporate expense - Corporate expenses were $87.0 million in 2013, $58.0 million or 201% higher than in 2012 primarily due to higher environmental and related costs.  Included in 2013 corporate expenses are:

—	litigation and related costs of $10.2 million compared to $7.5 million in 2012 and
—	environmental and related costs of $68.9 million compared to $14.5 million in 2012.

Corporate expenses were $29.0 million in 2012, $4.0 million or 16% higher than in 2011 primarily due to higher environmental and related costs and offset by slightly lower litigation and related costs.  Included in 2012 corporate expenses are:

—	litigation and related costs of $7.5 million compared to $7.9 million in 2011 and
—	environmental and related costs of $14.5 million compared to $11.4 million in 2011.

Overall, we currently expect that our net general corporate expenses in 2014 will be lower than in 2013 primarily due to lower expected environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 18 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2014 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2014, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 18 to our Consolidated Financial Statements.

Goodwill impairment – In 2012, we recognized a $6.4 goodwill impairment related to our EWI insurance brokerage business.  See Note 8 to our Consolidated Financial Statements.

Marketable securities transactions - We recognized a $16.6 million pre-tax gain in the fourth quarter of 2012 on the sale, pursuant to a tender offer, of our 1.4 million shares of TIMET stock for $23.9 million. See Note 6 to our Consolidated Financial Statements.

Interest and dividend income - Interest income decreased in 2012 compared 2011 primarily due to the maturity of our $15.0 million promissory note receivable in October 2011 and lower cash balances available for investment.

Dividend income decreased $.4 million in 2013 compared to 2012 due to the sale of our TIMET stock in December 2012.  Dividend income increased $.5 million in 2012 due to an increase in the quarterly dividend rate of Valhi from $.125 per share to $.05 per share in the second quarter of 2012 and increased $.1 million due to the resumption of TIMET’s quarterly dividend in the second quarter of 2011.

Interest expense - We recognized interest expense on a promissory note related to a 2010 litigation settlement of $.6 million in 2011 and $.2 million in 2012. Such promissory note was repaid in full in December 2012. See Note 18 to our Consolidated Financial Statements.

In addition, interest expense decreased in 2013 compared to 2012 principally due to the prepayment of the remaining outstanding principal amount of CompX’s note payable to TIMET Financial Management Company (TFMC) in July of 2013.  Interest expense decreased in 2012 compared to 2011 as a result of the significant reduction in the principal balance of the note payable to TFMC of $15.0 million in October of 2011 upon collection of our $15.0 million promissory note receivable in October 2011.  The average interest rate on the note payable at December 31, 2012 was 1.5%.  See Note 12 to the Consolidated Financial Statements.  CompX’s outstanding balance on the credit facility through October of 2012 was $2.0 million which was repaid in full in November of 2012 and terminated as of December 31, 2012.  During 2011, we averaged $2.4 million outstanding on the revolving credit facility (4.4% at December 31, 2011).  We expect our interest expense in 2014 to be immaterial.

Income tax expense (benefit) - We recognized an income tax expense of $19.8 million in 2011, $19.9 million in 2012, and an income tax benefit of $41.9 million in 2013.  In 2012, there is no income tax benefit associated with the $6.4 million goodwill impairment charge attributable to EWI because such impairment charge is not deductible for income tax purposes. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos.

See Note 14 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling interest - Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in each of 2011, 2012 and 2013. Noncontrolling interest in net income of CompX attributable to discontinued operations (exclusive of the gain on sale of the discontinued operations) was consistent in 2012 compared to 2011. The noncontrolling interest related to the sale of such operations in 2012 is $3.6 million.

Discontinued operations - On December 28, 2012, we completed the sale of CompX’s Furniture Components operations to a competitor for proceeds, net of expenses, of approximately $58.0 million in cash. We recognized a pre-tax gain of approximately $23.7 million in the fourth quarter of 2012 ($14.5 million, net of income taxes and noncontrolling interest). Discontinued operations also includes income related to the operations of such disposed unit, net of income taxes and noncontrolling interest, of $3.6 million in 2011 and $3.3 million in 2012. See Note 2 to our Consolidated Financial Statements.

Related party transactions - We are a party to certain transactions with related parties. See Notes 1 and 16 to our Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Equity in Earnings of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2011	2012	2013	2011-2012	2012-2013
	(Dollars in millions)
Net sales	$1,943.3	$1,976.3	$1,732.4	2%	(12)%
Cost of sales	1,194.9	1,415.9	1,620.2	18%	14%
Gross margin	$748.4	$560.4	$112.2
Income (loss) from operations	$546.5	$359.6	$(132.6)	(34)%	(137)%
Other, net	3.3	(2.1)	(7.7)
Interest expense	(32.7)	(26.7)	(19.6)
Income (loss) before income taxes	517.1	330.8	(159.9)
Income tax expense (benefit)	196.1	112.3	(57.9)
Net income (loss)	$321.0	$218.5	$(102.0)
Percentage of net sales:
Cost of sales	61%	72%	94%
Income (loss) from operations	28%	18%	(8)%
Equity in earnings (loss) of Kronos Worldwide, Inc.	$97.6	$66.4	$(31.0)
TiO2 operating statistics:
Sales volumes*	503	470	498	(6)%	6%
Production volumes*	550	469	474	(15)%	1%
Change in TiO2 net sales:
TiO2 product pricing				10%	(19)%
TiO2 sales volumes				(6)%	6%
TiO2 product mix				2%	-%
Changes in currency exchange rates				(4)%	1%
Total				2%	(12)%

*	Thousands of metric tons

Industry conditions and 2013 overview - In the second quarter of 2013, Kronos announced price increases for its TiO2 products in all of its markets, implementation of which began in June 2013.  In the third and fourth quarters of 2013, Kronos notified customers of additional price increases to be implemented as contract terms and market conditions allow.  As a result, after about a year of decreasing selling prices within the TiO2 industry, Kronos’ selling prices have generally stabilized.  Kronos’ average selling prices have remained stable through the last three quarters of 2013, and its average selling prices in the fourth quarter of 2013 were 1% higher as compared to the third quarter of 2013.  Demand for TiO2 products has generally been strong in 2013, primarily in European and export markets, as customers have generally depleted their inventories in response to general global economic uncertainty.

While Kronos operated its production facilities at full practical capacity rates in the first quarter of 2012, it operated its facilities at reduced rates during the remainder of 2012 (approximately 86% of practical capacity in the second quarter, approximately 71% in the third quarter and approximately 80% in the fourth quarter) to align production levels and inventories to current and anticipated near-term customer demand levels.  Kronos continued to operate its production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  Kronos’ production capacity utilization rates in the second half of 2013 were impacted by the lockout at its Canadian production facility, as discussed below.

Kronos experienced significantly higher costs for its raw materials such as third party feedstock ore and petroleum coke in 2012.  Kronos operates two ilmenite mines in Norway, the production from which provides all of the feedstock for its European sulfate process facilities as well as third party ilmenite ore sales.  Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of

2012, as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2012 (and a portion of the TiO2 products Kronos sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products it sold in the first quarter of 2013 (and a portion of the TiO2 products it sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  Kronos saw some moderation in the cost of TiO2 feedstock ore procured from third parties in 2013, but such reductions did not begin to be significantly reflected in its cost of sales until the third quarter of 2013.  As expected, Kronos’ cost of sales per metric ton of TiO2 sold in the second half of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the second half of 2012, primarily due to the lower feedstock ore costs.  If third-party feedstock ore costs reflected in Kronos’ cost of sales in 2013 had been based on its current cost of third-party feedstock ore, its cost of sales for 2013 would have been approximately $218 million lower.

Net sales – Kronos’ net sales decreased 12% or $243.9 million in 2013 compared to 2012, primarily due to the net effects of a 19% decrease in average TiO2 selling prices (which decreased net sales by approximately $375 million) and a 6% increase in sales volumes (which increased net sales by approximately $119 million).

Kronos’ net sales increased 2% or $33.0 million in 2012 compared to 2011, primarily due to the net effects of a 10% increase in average TiO2 selling prices (which increased net sales by approximately $194 million) and a 6% decrease in sales volumes (which decreased net sales by approximately $117 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 6% in 2013 as compared to 2012 due to increased customer demand primarily in European and certain export markets, partially offset by decreased demand in North American markets.  In addition, Kronos estimates the favorable effect of changes in currency exchange rates increased its net sales by approximately $18 million, or 1%, as compared to 2012.

Kronos’ sales volumes decreased 6% in 2012 as compared to 2011 due to decreased customer demand in European markets partially offset by higher sales in U.S. and export markets. In addition, Kronos estimates the unfavorable effect of changes in currency exchange rates decreased its net sales by approximately $82 million, or 4%, as compared to 2011.

Cost of sales – Kronos’ cost of sales increased $204.3 million or 14% in 2013 compared to 2012 due to the net impact of higher raw materials and other production costs of approximately $115 million (primarily caused by the higher third-party feedstock ore costs), a 6% increase in sales volumes, a 1% increase in production volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products it sold in the first quarter of 2012 (and a portion of the TiO2 products it sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products Kronos sold in the first quarter of 2013 (and a portion of the TiO2 products it sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  As expected, the cost of sales per metric ton of TiO2 sold in the second half of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the second half of 2012 primarily due to the lower feedstock ore costs as discussed and quantified above.  Cost of sales as a percentage of net sales increased to 94% in 2013 compared to 72% in 2012 primarily due to the combined effects of higher raw materials and other production costs and the lower average TiO2 selling prices as discussed above.  In addition, cost of sales in 2013 includes approximately $19 million of unabsorbed fixed production and other manufacturing costs associated with the lockout at Kronos’ Canadian TiO2 production facility and approximately $9 million of one-time costs resulting from the terms of the new collective bargaining agreement for its Canadian workforce, each of which were charged directly to cost of sales as discussed below.

Unionized employees in Kronos’ Canadian TiO2 production facility were covered by a collective bargaining agreement that expired June 15, 2013.  The Canadian facility represents approximately 19% of Kronos’ worldwide TiO2 production capacity.  The union employees represented by the Confederation des Syndicat National (CSN) rejected Kronos’ revised global offer, and Kronos declared a lockout of unionized employees upon the expiration of the existing contract.  Effective the end of November 2013, a new collective bargaining agreement was reached with CSN and production at the facility resumed in February 2014.  During the lockout Kronos operated its

Canadian plant at approximately 15% of the plant’s capacity with non-union management employees.  The reduction in its TiO2 production volumes at its Canadian facility resulted in approximately $19 million of unabsorbed fixed production and other manufacturing costs that were charged directly to cost of sales.  In addition, Kronos recognized approximately $9 million in expenses associated with reaching a new collective bargaining agreement, consisting of a net $7 million non-cash charge due to the curtailment of one of its Canadian defined benefit pension plans and its Canadian other postretirement benefit plan and approximately $2 million of severance and other back-to-work expenses.

Kronos’ cost of sales increased $221.0 million or 18% in 2012 compared to 2011 due to the net impact of higher raw material and other production costs of approximately $331 million (primarily feedstock ore and petroleum coke), a 6% decrease in sales volumes, a 15% decrease in production volumes and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 72% in 2012 compared to 61% in 2011 primarily due to the net effects of higher raw material costs, the unfavorable effects of unabsorbed fixed production costs resulting from reduced production volumes and higher average selling prices. Kronos reduced its TiO2 production volumes during 2012 in order to align inventory levels with lower demand, which resulted in approximately $25 million of unabsorbed fixed production costs that were charged directly to cost of sales. Additionally, 2012 reflects the benefit of lower raw material costs in the first quarter of 2012(as compared to current costs) as lower cost raw materials purchased at the end of 2011 were used in the 2012 production process.

Other operating expense, net – Kronos’ other operating expense in 2013 includes a litigation settlement charge of $35 million.

Gross margin and income from operations – Kronos’ income from operations decreased by $492.2 million from income of $359.6 million in 2012 to a loss of $132.6 million in 2013.  Income (loss) from operations as a percentage of net sales decreased to (8)% in 2013 from 18% in 2012.  This decrease was driven by the decline in gross margin, which decreased to 6% in 2013 compared to 28% in 2012, and the 2013 litigation settlement charge discussed above.  As discussed and quantified above, Kronos’ gross margin has decreased primarily due to the net effects of lower selling prices, higher manufacturing costs (primarily raw materials), higher sales volumes, costs associated with reaching a new Canadian collective bargaining agreement, and lower unabsorbed fixed costs charged directly to cost of sales.

Kronos’ income from operations decreased by $186.9 million from $546.5 million in 2011 to $359.6 million in the 2012. Income from operations as a percentage of net sales decreased to 18% in 2012 from 28% in 2011. This decrease was driven by the decline in gross margin, which decreased to 28% in 2012 compared to 39% in 2011. As discussed and quantified above, Kronos’ gross margin has decreased primarily due to the net effects of higher manufacturing costs (primarily raw materials), higher selling prices, lower sales volumes and unabsorbed fixed costs related to lower production volumes.

Additionally, changes in currency exchange rates have negatively affected its gross margin and income from operations. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $2 million in 2013 compared to 2012. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $10 million in 2012 compared to 2011.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 11%, 9% and 10% for 2011, 2012 and 2013 respectively.

Other non-operating income (expense) – Kronos recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in 2013 related to the voluntary prepayment of its term loan by $290 million in the first quarter of 2013 and the remaining $100 million in the third quarter of 2013.

Kronos recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of its remaining Senior Secured Notes. Kronos also recognized a $3.9 million securities transaction loss in the fourth quarter of 2012 on the sale, pursuant to a tender offer, of its 4.2 million shares of TIMET stock for $70.0 million.

Kronos’ interest expense decreased $7.1 million from $26.7 million in 2012 to $19.6 million in 2013 primarily due to lower average debt levels in 2013.

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

Kronos’ interest and dividend income decreased $7.8 million to $1.2 million in 2013 primarily due to lower balances available for investment, principally related to its loan to Valhi which was completely repaid in December 2012.  Interest income on its loan to Valhi was $7.1 million in 2012.

Income tax provision – Kronos recognized an income tax benefit of $57.9 million in 2013 compared to an income tax provision of $112.3 million in 2012.  The difference is primarily due to Kronos’ decreased earnings in 2013.  Kronos recognized an income tax provision of $112.3 million in 2012 compared to a $196.1 million in 2011.  This decrease in provision for income taxes was primarily due to lower income from operations in 2012 compared to 2011.  Some of the more significant items are summarized below.

—

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

—

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

Impact of changes in currency exchange rates - 2013 vs. 2012
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of rate changes	Total currency impact 2013 vs.2012
	2012	2013	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$18	$18
Income from operations	(1)	(4)	(3)	1	(2)

Impact of changes in currency exchange rates - 2012 vs. 2011
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of rate changes	Total currency impact 2012 vs.2011
	2011	2012	Change

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(82)	$(82)
Income from operations	3	(1)	(4)	(6)	(10)

Outlook

During 2013 Kronos operated its production facilities at 86% of practical capacity.  Kronos’ production utilization rates in 2013 were impacted by the lockout at its Canadian production facility that began in June 2013, as it operated its Canadian plant at approximately 15% of the plant’s capacity with non-union management employees during the lockout.  Kronos believes that its annual attainable production capacity for 2014 is approximately 555,000 metric tons.  While Kronos expects its production volumes to be higher in 2014 as compared to 2013, it expects that it will operate at less-than-full production capacity for 2014, due principally to the ramp-up of operations at its Canadian facility following the end of the lockout in December 2013 as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.  Assuming economic conditions do not deteriorate in the various regions of the world, Kronos expects its sales volumes to be higher in 2014 as compared to 2013.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos saw some moderation in the cost of TiO2 feedstock ore procured in 2013; however, these reductions did not begin to be significantly reflected in its cost of sales until the third quarter of 2013.  As expected, Kronos’ cost of sales per metric ton of TiO2 sold in the second half of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the second half of 2012, primarily due to the lower feedstock ore costs.  Given the time lag between when Kronos procures third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in its cost of sales, Kronos expects its cost of sales per metric ton of TiO2 sold in 2014 will be lower than the cost of sales per metric ton of TiO2 sold in 2013.  Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for Kronos’ products over the past year.  Kronos started 2013 with selling prices 16% lower than the beginning of 2012, and its average selling prices at the end of 2013 were 7% below prices at the end of 2012 (with most of the decline during 2013 occurring in the first quarter).  In addition, Kronos’ average selling prices at the end of 2013 were slightly higher as compared to its average selling prices during the year 2013.  In the second quarter of 2013, Kronos announced price increases for its TiO2 products in all of its markets, implementation of which began in June 2013.  In the third and fourth quarters of 2013, Kronos notified customers of additional price increases to be implemented as contract terms and market conditions allow.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased and Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result, lead times for delivery are increasing.  With the strong sales volumes experienced in 2013, Kronos continues to see evidence of improvement in demand for its TiO2 products, which Kronos believes will support implementation of additional selling price increases in the near term.

Overall, Kronos expects that income from operations in 2014 will be higher as compared to 2013, as a result of:

•	the favorable effect of lower-cost feedstock ore,
•	the favorable effects of anticipated higher sales and production volumes in 2014 (in part from the resumption of production at its Canadian TiO2 production facility),
•	the litigation settlement charge recognized in 2013, and
•	the favorable impact of increases in its selling prices that Kronos would be able to achieve during 2014.

Due to the constraints, high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely. Given the lead time required for such production capacity expansions, Kronos expects a prolonged shortage of TiO2 products will occur as economic conditions improve and global demand levels for TiO2 continue to increase

Kronos’ expectations for its future operating results are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances.  If actual developments differ from Kronos’ expectations, its results of operations could be unfavorably affected.

Assumptions on defined benefit pension plans and OPEB plans

Defined benefit pension plans - We maintain various defined benefit pension plans in the U.S. and the U.K., and Kronos maintains various defined benefit pension plans in the U.S., Europe and Canada.  See Note 15 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan income of $.4 million in 2011, pension plan expense of $.1 million in 2012 and pension plan income of $.6 million in 2013.  The funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes.  We made contributions to all of our plans of approximately $.6 million in 2011, $2.2 million in 2012 and $1.5 million in 2013.

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

At December 31, 2013, our projected benefit obligations for defined benefit plans comprised $44.9 million related to U.S.  plans and $9.8 million for the U.K.  plan, which is associated with a former disposed business.  We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K.  as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2011 and expense in 2012	Obligations at December 31, 2012 and expense in 2013	Obligations at December 31, 2013 and expense in 2014
United States	4.2%	3.6%	4.5%
United Kingdom	5.0%	4.5%	4.5%

The assumed long-term rate of return on plan assets represents the estimated average rate of return expected to be earned on the funds invested or to be invested from the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations.  Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual short-term performance of the plan assets in any given year.  Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan, the actual fair value of the plan assets as of the beginning of the year and an estimate of the amount of contributions to and distributions from the plan during the year.  Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans in which benefits are not still being earned by active employees).

At December 31, 2013, approximately 80% of the plan assets related to plan assets for our plans in the U.S., with the remainder related to the U.K. plan.  We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets of each of our plans and the expected long-term rates of return for such asset components as well as the historical rates of return achieved.  At December 31, 2012 and 2013, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices).  Prior to December 2012, the CMRT had an investment in TIMET common stock; however, in December, 2012 the CMRT sold its shares of common stock in conjunction with the tender offer discussed in Note 6.  During the history of the CMRT from its inception in 1988 through December 31, 2013, the average annual rate of return has been 14%.

The CMRT weighted-average asset allocation by asset category was as follows:

	December 31,
	2012	2013
Equity securities and limited partnerships	53%	64%
Fixed income securities	12	35
Other, mainly cash	35	1
Total	100%	100%

The relatively high percentage of the CMRT invested in cash and other assets at December 31, 2012 is the result of the CMRT’s December 2012 disposition of its shares of TIMET common stock, which generated aggregate proceeds to the CMRT of $254.7 million (or approximately 35% of the CMRT’s total asset value at December 31, 2012).  Subsequently in January 2013, the CMRT redeployed such proceeds into other investments.

We regularly review our actual asset allocation for our U.K. plan, and will periodically rebalance the investments in the plan to more accurately reflect the targeted allocation.  The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.

Our assumed long-term rates of return on plan assets for 2011, 2012 and 2013 were as follows:

	2011	2012	2013
United States	10.0%	10.0%	10.0%
United Kingdom	5.8%	5.8%	5.8%

We currently expect to utilize 7.5% as the rate of return on plan assets in the United States (for reasons discussed in Note 15 to our Consolidated Financial Statements), and the same long-term rate of return on plan asset assumptions in 2014 as we used in 2013 in the United Kingdom for purposes of determining the 2014 defined benefit pension plan expense.

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

During 2013, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $5.3 million.  This actuarial gain resulted primarily from the actual return on plan assets during 2013 in excess of the expected return as well as the increase in the discount rate for our U.S. plan from December 31, 2012 to December 31, 2013.

During 2012, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $.4 million.  This actuarial loss resulted primarily from the general reduction in discount rates from

December 31, 2011 to December 31, 2012, partially offset by an actual return on plan assets during 2012 in excess of the expected return.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2014, we expect to recognize defined benefit pension credit of approximately $.1 million in 2014.  In comparison, we expect to be required to contribute approximately $1.7 million to such plans during 2014.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2013, our aggregate projected benefit obligations would have increased by approximately $1.1 million at that date.  Such a change would not materially impact our defined benefit pension income for 2013.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.1 million during 2014.

OPEB plans - We provide certain health care and life insurance benefits for eligible retired employees in the U.S.  See Note 15 to our Consolidated Financial Statements.  Under GAAP, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.  We recognize the full unfunded status of our OPEB plans as a liability.

We recognized consolidated OPEB income of $.6 million in each of 2011 and 2012, and $.7 million in 2013.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $.5 million in each of 2011, 2012 and 2013.  Substantially all of our accrued OPEB cost relates to benefits being paid to retirees and their dependents, and no OPEB benefits are being earned by current employees.  As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year.  Accordingly, the amount of accrued OPEB expense is expected to decline gradually over time.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries.  In certain cases, we have the right to pass on to retirees all or a portion of increases in health care costs.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide and plan-design cost containment initiatives.  For example, at December 31, 2013 the expected rate of increase in future health care costs ranges from 7.0% in 2014, declining to 5.0% in 2018 and thereafter.

Based on the actuarial assumptions and amended benefit formula described above, we expect to recognize consolidated OPEB income of approximately $.7 million in 2014.  In comparison, we expect to be required to make approximately $.7 million of contributions to such plans during 2014.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2013, our aggregate projected benefit obligations would have increased by less than $.1 million at that date, and the change to OPEB expense would not have been material for 2014.  Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by $.1 million at December 31, 2013 and the change to OPEB expense would not have been material.

Non-U.S. Operations

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates.  At December 31, 2013, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian krone and British pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income (loss) from operations. Our Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2012 have not been revised for discontinued operations resulting from the sale of CompX's Furniture Components business.  See Note 2 to our Consolidated Financial Statements.  Cash flows provided by operating activities decreased from $18.0 million in 2012 to $14.9 million in 2013.  The $3.1 million decrease in cash provided by operating activities includes the net effects of:

•	the $7.4 million of income from operations in 2012 attributable to CompX’s disposed operations,
•	higher income from continuing operations attributable to CompX’s continuing operations in 2013 of $3.9 million,
•	higher amount of net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2013 of $8.3 million,
•	lower cash paid for environmental remediation and related costs in 2013 of $4.8 million,
•	lower cash paid for interest in 2013 of $.8 million and
•	lower cash paid for income taxes in 2013 of $2.2 million.

Cash flows provided by operating activities decreased from $48.2 million in 2011 to $18.0 million in 2012.  The $30.2 million decrease in cash provided by operating activities includes the net effect of:

—	lower dividends received from Kronos in 2012 of $16.7 million primarily due to Kronos’ special dividend of $.50 per share in 2011,
—	lower income from operations attributable to CompX’s continuing operations in 2012 of $1.0 million and lower income from operations attributable to CompX’s discontinued operations of $1.7 million,
—	higher net corporate expenses in 2012 of $4.0 million,
—	lower cash received from insurance recoveries in 2012 of $13.0 million,
—	higher net cash provided by relative changes in receivables, inventories, payables and accrued liabilities in 2012 of $6.0 million,
—	higher cash paid for income taxes in 2012 of $.8 million and
—	lower cash paid for interest in 2012 of $1.4 million due to the interest payment on CompX’s note payable to affiliate in March 2011 which included deferred interest for all of 2010.

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

	Years ended December 31,
	2011	2012	2013
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$16.0	$13.8	$(4.1)
NL Parent and wholly-owned subsidiaries	37.6	9.6	22.0
Eliminations	(5.4)	(5.4)	(3.0)
Total	$48.2	$18.0	$14.9

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding decreased from December 31, 2012 to December 31, 2013 primarily as a result of the timing of sales and collections in the last month of 2013 compared to 2012.  Our overall December 31, 2013 days in inventory compared to December 31, 2012 is consistent and is in line with our expectations.  For comparative purposes, we have provided 2011 numbers below.

	2011	2012	2013
Days sales outstanding	39 days	40 days	35 days
Days in inventory	71 days	71 days	76 days

Investing activities

Net cash provided by investing activities totaled $9.8 million in 2011, $92.2 million in 2012, and $3.0 million in 2013.  Capital expenditures, substantially all of which relate to CompX, have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency.  The significant items impacting cash provided by investing activities are as follows:

During 2013:

•	we collected $3.0 million in principal payments on a note receivable,
•	we received $1.6 million in net proceeds from the sale of assets held for sale and
•	we reduced restricted cash by $2.0 million due to lower requirements for us to maintain such restricted cash balances in connection with our environmental remediation activities.

During 2012:

—	we received $15.6 million from the final closing contained in a settlement agreement related to condemnation proceedings on certain real property we formerly owned in New Jersey,
—	we sold CompX’s Furniture Components operations for net proceeds of $58.0 million less cash of the disposed operations of $5.4 million,
—	we sold our 1.4 million shares of common stock of TIMET for $24.1 million and
—

we received $6.8 million in proceeds from the sale of certain real property we owned in North Carolina and from the sale of CompX’s assets held for sale which was previously included in assets held for sale.

During 2011:

—	CompX acquired an ergonomic component products business for $4.8 million and
—	we collected the $15 million due to us on our promissory note related to the settlement of condemnation proceedings.

Financing activities

Net cash used in financing activities totaled $61.5 million in 2011, $44.1 million in 2012, and $43.3 million in 2013.  We paid cash dividends of $24.3 million ($.50 per share) and CompX paid $.8 million in cash dividends to noncontrolling interests.  Other financing activities over the past three years include:

During 2013:

•	CompX made $18.5 million repayments on its outstanding long-term debt, including the July 2013 prepayment of the remaining outstanding principal balance plus accrued interest without penalty.

During 2012:

—	CompX repaid an aggregate of $3.8 million on its promissory note payable,
—	CompX repaid $2.0 million that was outstanding under its revolving credit facility,
—	we paid an aggregate and final $9.0 million on a promissory note issued in conjunction with a litigation settlement and
—	we had net repayments of $4.1 million on our promissory note with Valhi.

During 2011:

—	CompX repaid $20.0 million in principal payments on its promissory note payable,
—	CompX had net repayments of $.6 million under its revolving credit facility,
—	we paid $9.0 million in 2011 on a promissory note in conjunction with a litigation settlement and
—	we had net repayments of $7.2 million on our promissory note with Valhi.

Outstanding debt obligations and borrowing availability

At December 31, 2013, NL and CompX did not have outstanding debt obligations.

Provisions contained in Kronos’ credit agreements could result in the acceleration of any indebtedness prior to its stated maturity for reasons other than defaults from failure to comply with typical financial or payment  covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

The terms of Kronos’ indebtedness contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios.  At both September 30, 2013 and December 31, 2013, and based on the current earnings before income tax, interest, depreciation and amortization expense (EBITDA) of the borrowers, Kronos would not have met the financial test if the borrowers had any net debt outstanding at such dates.  In December 2013, the lenders under the European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but Kronos’ ability to borrow any amounts under the facility is subject to the requirement that the borrowers maintain a specified level of EBITDA.  Kronos is in compliance with all of its respective debt covenants at December 31, 2013, as amended by the waiver with respect to the European revolving credit facility discussed above.  We believe that Kronos will be able to comply with its financial covenants through their maturities, including the requirement to maintain a specified level of EBITDA with respect to its European revolving credit facility consistent with the waiver; however, if future operating results differ materially from our predictions Kronos may be unable to maintain compliance.  In such an event, Kronos believes it has alternate sources of liquidity, including cash on hand and borrowings under its North American revolver (which does not contain any financial maintenance covenants) in order to adequately address any compliance issues which might arise.

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

At December 31, 2013, we had aggregate cash, cash equivalents and restricted cash of $57.6 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

CompX	$38.7
NL Parent and wholly-owned subsidiaries	18.9
Total	$57.6

In addition, at December 31, 2013 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $252.7 million.  See Note 6 to our Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at December 31, 2013 with an aggregate market value of $670.9 million.  See Note 7 to our Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2014).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At December 31, 2013, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any material amounts from Valhi during 2014 under this facility.

Capital expenditures

Capital expenditures, substantially all of which relate to CompX, were $3.3 million in 2011, $4.6 million in 2012, and $3.5 million in 2013.  Capital expenditures have primarily emphasized improvements to CompX’s manufacturing facilities and investments in manufacturing equipment, which utilize new technologies and increase automation of the manufacturing process to provide for increased productivity and efficiency.  Capital expenditures for 2011 and 2012 include amounts attributable to our disposed operations.  Approximately $.6 million and $.8 million of our 2012 and 2013 capital expenditures, respectively, relates to the implementation of a new manufacturing and accounting system for our Security Products and Marine Components operations that was implemented in January of 2014.  Our capital expenditures over all three years were primarily related to expenditures required to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital spending for 2014 is expected to be funded through cash on hand and cash generated from operations and relates to expenditures required to meet expected customer demand and properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In May 2013, CompX’s board of directors reduced its regular quarterly dividend from $.125 per share to $0.05 per share, effective with its second quarter 2013 dividend.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2014, based on the number of shares of common stock of these affiliates we own as of December 31, 2013 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at December 31, 2013	Quarterly dividend rate	Annual expected dividend
	(In millions)		(In thousands)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.05	2.9
Total expected annual dividends			$26.2

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

Summary of other contractual commitments

As more fully described in the notes to our Consolidated Financial Statements, we are party to various lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 18 to our Consolidated Financial Statements.  The following table summarizes our contractual commitments as of December 31, 2013 by the type and date of payment.

	Payment due date
Contractual commitment	2014	2015/2016	2017/2018	2019 and after	Total
	(In millions)
Operating leases	$.1	$.2	$-	$-	$.3
Purchase obligations	16.3	-	-	-	16.3
Fixed asset acquisitions	.4	-	-	-	.4
Other	1.0	2.0	-	-	3.0
	$17.8	$2.2	$-	$-	$20.0

The amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments.  Fixed asset acquisitions include firm purchase commitments for capital projects.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  We expect to fund an aggregate of $2.3 million to our defined benefit pension and OPEB plans during 2014, as discussed in further detail above.

The above table also does not reflect any amounts that we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Note 14 to our Consolidated Financial Statements.

Commitments and contingencies

We are subject to certain commitments and contingencies, as more fully described in Note 18 to our Consolidated Financial Statements or in Part I, Item 3 of this report.  In addition to those legal proceedings described in Note 18 to our Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Off balance sheet financing arrangements

Other than operating lease commitments disclosed in Note 18 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - We are exposed to market risk from changes in currency exchange rates, interest rates, raw materials and equity security prices.

Marketable security prices - We are exposed to market risk due to changes in prices of the marketable securities which we own.  The fair value of our equity securities at December 31, 2012 and 2013 was $179.6 million and $252.7 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $18.0 million and $25.3 million at December 31, 2012 and 2013, respectively.

Raw materials - CompX will occasionally enter into short-term raw material arrangements to mitigate the impact of future increases in raw material costs.  Otherwise, we generally do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the price to be stable or because long-term supply agreements for those materials are generally not available.  We do not engage in commodity hedging programs.

Other - The above discussion and sensitivity analysis presented above include forward-looking statements of market risk which assume hypothetical changes in market prices.  Actual future market conditions will likely differ materially from such assumptions.  Accordingly, such forward-looking statements should not be considered to be projections of future events, gains or losses.  Such forward-looking statements are subject to certain risks and uncertainties some of which are listed in “Business."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report.  See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2013.

Scope of management report on internal control over financial reporting

We also maintain internal control over financial reporting.  The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

—	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
—

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

—

provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002, requires us to include a management report on internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2013.  Our independent registered public accounting firm is also required to annually attest to our internal control over financial reporting.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (commonly referred to as the “1992 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2013, our chief executive officer filed such annual certification with the NYSE.  The 2013 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2013 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our 2013 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our 2014 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our 2014 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our 2014 proxy statement.  See also Note 16 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to our 2014 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements

The Registrant

The consolidated financial statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (30%-owned at December 31, 2013) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.  Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1.  The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)Exhibits

We have included as exhibits the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2013 will be furnished to the Commission upon request.

We will also furnish, without charge, a copy of our amended and restated Code of Business Conduct and Ethics, as adopted by the board of directors on February 15, 2013, upon request.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

Item No.	Exhibit Index
3.1

Certificate of Amended and Restated Certificate of Incorporation dated May 22, 2008 - incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-00640) for the annual meeting held on May 21, 2008.

3.2

Amended and Restated Bylaws of NL Industries, Inc. as of May 23, 2008 - incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-00640) filed with the U.S. Securities and Exchange Commission on May 23, 2008.

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

10.10

Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit 10.9 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

10.11

Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

Item No.	Exhibit Index
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

10.14

Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.3 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.15

Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.4 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.16

Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.5 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

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

10.18

Sixth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 27, 2012 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Titania AS, Kronos Norge AS, and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Current Report on Form 8-K (File No. 001-31763) filed with the U.S. Securities and Exchange Commission on October 3, 2012.

10.19

Credit Agreement, dated June 13, 2012, by and among Kronos Worldwide, Inc. and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc.  Current Report on Form 8-K (File No. 001-31763) dated June 13, 2012 and filed on June 18, 2012.

Item No.	Exhibit Index
10.20

Guaranty and Security Agreement, dated June 13, 2012, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No.  001-31763) of Kronos Worldwide, Inc. dated June 13, 2012 and filed on June 18, 2012.

10.21

Intercreditor Agreement dated as of June 18, 2012, by and between Wells Fargo Capital Finance and Wells Fargo Bank, National Association, and acknowledged by Kronos Worldwide, Inc., Kronos Louisiana, Inc. and Kronos (US), Inc. - incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A (File No. 001-31763) of Kronos Worldwide, Inc. dated June 13, 2012 and filed on June 19, 2012.

10.22

Credit Agreement, dated February 18, 2014, by and among Kronos Worldwide, Inc. and Deutsche Bank AG New York Branch - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated February 18, 2014 and filed on February 18, 2014.

10.23

Guaranty and Security Agreement, dated February 18, 2014, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Deutsche Bank AG New York Branch - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated February 18, 2014 and filed on February 18, 2014.

10.24

Intercreditor Agreement dated as of February 18, 2014, by and between Wells Fargo Capital Finance and Deutsche Bank AG New York Branch, and acknowledged by Kronos Worldwide, Inc., Kronos Louisiana, Inc. and Kronos (US), Inc. - incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated February 18, 2014 and filed on February 18, 2014.

10.25

$50,000,000 Credit Agreement between CompX International Inc. and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 - incorporated by reference to Exhibit 10.9 of CompX International Inc.’s Form 10-K (File No. 1-13905) for the year ended December 31, 2009.

10.26

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

10.27

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

10.28

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

10.29

Fourth Amendment to Credit Agreement dated as of May 10, 2010 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine, Inc., Wells Fargo Bank, National Association, as successor-by-merger to Wachovia Bank, National Association and Comerica Bank - incorporated by reference to Exhibit 10.10 of CompX International Inc.’s Form 8-K filed on May 19, 2010 (File No. 1-13905).

Item No.	Exhibit Index
10.30

Fifth Amendment to Credit Agreement dated as of July 26, 2011 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine, Inc., Wells Fargo Bank, National Association, and Comerica Bank - incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Form 10-Q filed on August 2, 2011 (File No. 1-13905).

10.31

Amended and Restated Credit Agreement dated as of January 13, 2012 between CompX International Inc. and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 of CompX International Inc.’s Current Report on Form 8-K filed on January 17, 2012 (File No. 1-13905).

10.32	Credit Agreement Termination Letter dated December 29, 2012 - incorporated by reference to Exhibit 10.2 of of the CompX International Inc.’s Form 8-K filed on January 4, 2013 (File No. 1-13905).
10.33

Securities Purchase Agreement by and among CompX International Inc., CompX Asia Holding Corporation, Knape & Vogt Canada Inc. and GSlide Corporation dated December 28, 2012 - incorporated by reference to Exhibit 10.1 of the CompX International Inc.’s Form 8-K filed on January 4, 2013 (File No. 1-13905).

10.34 *	Kronos Worldwide, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of Kronos Worldwide, Inc. Registration statement on Form S-8 (File No. 333-113425). Filed on May 31, 2012.
10.35 *

CompX International Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 10.2 of CompX International Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2012.

10.36 *	NL Industries, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of Registrant’s statement on Form S-8 (File No. 001-00640) Filed on May 31, 2012.
10.37

Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1991.

10.38

Insurance Sharing Agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and NL Industries, Inc. - incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2003.

10.39

Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc.  - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q (File No. 001-31763) for the quarter ended March 31, 2004.

10.40

Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 to the CompX International Inc.  Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.41

Intercorporate Services Agreement by and between Contran Corporation and NL Industries, Inc.  effective as of January 1, 2004 - incorporated by reference to Exhibit 10.1 to the NL Industries, Inc.  Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended March 31, 2004.

10.42

Amended and Restated Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. (File No. 001-31763) for the year ended December 31, 2012.

Item No.	Exhibit Index
10.43

Amended and Restated Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective December 1, 2012 incorporated by reference to Exhibit 10.40 to the annual Report on Form 10-K (File No. 001-00640) of the Registrant for the year ended December 31, 2012.

10.44

Sixth Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2013 in the original principal amount of $100.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc. incorporated by reference to Exhibit 10.27 to the Current Report on Form 10-K to the Kronos Worldwide, Inc.

10.45 **

Fourth Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2013 in the original principal amount of $40.0 million executed by NL Industries, Inc. and payable to the order of Valhi, Inc.

10.46

Unsecured Term Loan Promissory Note dated February 15, 2013 in the original principal amount of $290 million executed by Kronos Worldwide, Inc. and payable to the order of Contran Corporation - incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated February 15, 2013.

10.47

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2012 - incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kronos Worldwide, Inc. (File No. 001-31763) for the quarter ended March 31, 2013.

21.1 **	Subsidiaries of the Registrant.
23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.
23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.
31.1 **	Certification
31.2 **	Certification
32.1 **	Certification
99.1	Consolidated financial statements of Kronos Worldwide, Inc. - incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2013.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc. (Registrant)
By:	/s/ Robert D. Graham
Robert D. Graham, March 12, 2014
(Vice Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steven L. Watson	/s/ Robert D. Graham
Steven L. Watson, March 12, 2014	Robert D. Graham, March 12, 2014
(Chairman of the Board)	(Vice Chairman, President and Chief Executive Officer)
/s/ Thomas P. Stafford	/s/ C. H. Moore, Jr.
Thomas P. Stafford, March 12, 2014	C. H. Moore, Jr., March 12, 2014
(Director)	(Director)
/s/ Loretta J. Feehan	/s/ Terry N. Worrell
Loretta J. Feehan, March 12, 2014	Terry N. Worrell, March 12, 2014
(Director)	(Director)
/s/ Tim C. Hafer	/s/ Gregory M. Swalwell
Tim C. Hafer, March 12, 2014	Gregory M. Swalwell, March 12, 2014
(Vice President and Controller, Principal Accounting Officer)	(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NL Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NL Industries, Inc.  and its subsidiaries at December 31, 2012 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2013).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 12, 2014

NL INDUSTRIES, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$77,987	$52,609
Restricted cash and cash equivalents	5,354	3,343
Accounts and other receivables, net	12,049	10,517
Receivable from affiliates	-	115
Inventories, net	11,223	13,235
Prepaid expenses and other	1,769	809
Deferred income taxes	4,271	3,786

Total current assets	112,653	84,414

Other assets:
Marketable securities	179,662	252,677
Investment in Kronos Worldwide, Inc.	323,128	284,523
Goodwill	27,156	27,156
Other assets, net	3,854	2,707
Deferred income taxes	-	19

Total other assets	533,800	567,082

Property and equipment:
Land	5,138	5,138
Buildings	20,791	20,793
Equipment	59,010	58,195
Construction in progress	1,442	2,588

	86,381	86,714
Less accumulated depreciation	52,052	52,385

Net property and equipment	34,329	34,329

Total assets	$680,782	$685,825

NL INDUSTRIES, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2012	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,000	$-
Accounts payable	5,363	3,006
Accrued and other current liabilities	12,221	11,150
Accrued environmental remediation and related costs	5,667	4,859
Payable to affiliates	528	49
Income taxes	6	6

Total current liabilities	24,785	19,070

Noncurrent liabilities:
Long-term debt	17,480	-
Accrued pension costs	13,747	5,453
Accrued postretirement benefits (OPEB) costs	3,861	3,268
Accrued environmental remediation and related costs	42,339	108,777
Deferred income taxes	171,915	161,933
Other	18,572	18,329

Total noncurrent liabilities	267,914	297,760

Equity:
NL stockholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Common stock, $.125 par value; 150,000 shares authorized; 48,669 and 48,674 shares issued and outstanding	6,083	6,084
Additional paid-in capital	300,227	300,223
Retained earnings	163,758	84,089
Accumulated other comprehensive loss	(95,253)	(35,016)

Total NL stockholders’ equity	374,815	355,380

Noncontrolling interest in subsidiary	13,268	13,615

Total equity	388,083	368,995

Total liabilities and equity	$680,782	$685,825

Commitments and contingencies (Notes 14 and 18)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2011	2012	2013
Net sales	$79,815	$83,196	$92,045
Cost of sales	55,708	58,869	64,471

Gross margin	24,107	24,327	27,574

Selling, general and administrative expense	16,560	17,747	18,246
Other operating income (expense):
Insurance recoveries	16,942	3,311	9,427
Litigation settlement gain	-	14,964	-
Assets held for sale write-down	(1,135)	(1,162)	-
Other income, net	952	3,612	29
Goodwill impairment	-	(6,406)	-
Corporate expense and other, net	(24,973)	(28,958)	(87,042)

Loss from operations	(667)	(8,059)	(68,258)

Equity in earnings (loss) of Kronos Worldwide, Inc.	97,577	66,437	(31,007)
Other income (expense):
Securities transaction gains, net	-	16,567	11
Interest and dividends	2,966	3,200	2,927
Interest expense	(1,541)	(1,023)	(127)

Income (loss) from continuing operations before taxes	98,335	77,122	(96,454)

Income tax expense (benefit)	19,751	19,933	(41,911)

Income (loss) from continuing operations	78,584	57,189	(54,543)
Income from discontinued operations, net of tax	4,071	21,893	-

Net income (loss)	82,655	79,082	(54,543)
Noncontrolling interest in net income of subsidiary	998	4,546	790

Net income (loss) attributable to NL stockholders	$81,657	$74,536	$(55,333)

NL INDUSTRIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In thousands, except per share data)

	Years ended December 31,
	2011	2012	2013
Amounts attributable to NL stockholders:
Income (loss) from continuing operations	$78,128	$56,730	$(55,333)
Income from discontinued operations	3,529	17,806	-

Net income (loss) attributable to NL stockholders	$81,657	$74,536	$(55,333)

Basic and diluted net income (loss) per share:
Continuing operations	$1.61	$1.16	$(1.14)
Discontinued operations	.07	.37	-

Net income (loss) per share	$1.68	$1.53	$(1.14)

Cash dividends per share	$.50	$.50	$.50

Weighted average shares used in the calculation of net income (loss) per share	48,658	48,667	48,672

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2011	2012	2013
Net income (loss)	$82,655	$79,082	$(54,543)

Other comprehensive income (loss), net of tax:
Marketable securities	118,304	(81,032)	48,750
Currency translation	(6,105)	(3,606)	1,349
Defined benefit pension plans	(7,944)	(6,924)	9,758
Other postretirement benefit plans	(248)	(449)	380

Total other comprehensive income (loss), net	104,007	(92,011)	60,237

Comprehensive income (loss)	186,662	(12,929)	5,694
Comprehensive income attributable to noncontrolling interest	902	3,064	790
Comprehensive income (loss) attributable to NL stockholders	$185,760	$(15,993)	$4,904

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2011, 2012 and 2013

(In thousands, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest in subsidiary	Total equity
Balance at December 31, 2010	$6,078	$299,469	$56,229	$(108,827)	$10,906	$263,855

Net income	-	-	81,657	-	998	82,655
Other comprehensive income (loss), net of tax	-	-	-	104,103	(96)	104,007
Issuance of common stock	4	560	-	-	18	582
Cash dividends - $.50 per share	-	-	(24,331)	-	(814)	(25,145)
Other, net	-	38	-	-	-	38

Balance at December 31, 2011	6,082	300,067	113,555	(4,724)	11,012	425,992

Net income	-	-	74,536	-	4,546	79,082
Other comprehensive loss, net of tax	-	-	-	(90,529)	(1,482)	(92,011)
Issuance of common stock	1	74	-	-	-	75
Cash dividends - $.50 per share	-	-	(24,333)	-	(818)	(25,151)
Other, net	-	86	-	-	10	96

Balance at December 31, 2012	6,083	300,227	163,758	(95,253)	13,268	388,083

Net loss	-	-	(55,333)	-	790	(54,543)
Other comprehensive income, net of tax	-	-	-	60,237	-	60,237
Issuance of common stock	1	58	-	-	-	59
Cash dividends - $.50 per share	-	-	(24,336)	-	(451)	(24,787)
Other, net	-	(62)	-	-	8	(54)

Balance at December 31, 2013	$6,084	$300,223	$84,089	$(35,016)	$13,615	$368,995

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income (loss)	$82,655	$79,082	$(54,543)
Depreciation and amortization	6,829	5,826	3,335
Deferred income taxes	21,002	27,433	(41,891)
Provision for inventory reserves	255	454	228
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(245)	209	(495)
Other postretirement benefit plans	(564)	(640)	(729)
Equity in (earnings) loss of Kronos Worldwide, Inc.	(97,577)	(66,437)	31,007
Distributions from Kronos Worldwide, Inc.	37,861	21,132	21,132
Net gains from:
Real estate-related litigation settlement	-	(14,964)	-
Securities transaction	-	(16,567)	(11)
Sale of business unit	-	(23,674)	-
Reversal of accrued contingent consideration	-	(778)	-
Goodwill impairment	-	6,406	-
Assets held for sale write-down	1,135	1,162	-
Other, net	339	(3,103)	81
Change in assets and liabilities:
Accounts and other receivables, net	57	(476)	(1,461)
Inventories, net	(439)	174	(2,240)
Prepaid expenses and other	(126)	(1,871)	166
Accounts payable and accrued liabilities	(4,403)	1,550	(3,347)
Income taxes	463	(1,450)	-
Accounts with affiliates	1,087	729	(369)
Accrued environmental remediation and related costs	1,237	6,369	65,630
Other noncurrent assets and liabilities, net	(1,332)	(2,566)	(1,588)

Net cash provided by operating activities	48,234	18,000	14,905

Cash flows from investing activities:
Capital expenditures	(3,276)	(4,564)	(3,541)
Acquisition, net of cash acquired	(4,752)	-	-
Proceeds from real estate-related litigation settlement	-	15,603	-
Collection of promissory notes receivable	15,000	-	3,034
Change in restricted cash equivalents, net	2,524	(2,159)	2,018
Net proceeds from disposal of:
Assets held for sale	-	3,555	1,559
Marketable securities	239	24,146	272
Property, plant and equipment and other assets	184	3,290	5
Proceeds from disposal of operations	-	58,027	-
Cash of disposed business unit	-	(5,426)	-
Purchase of marketable securities	(104)	(227)	(261)
Other	-	-	(102)

Net cash provided by investing activities	9,815	92,245	2,984

NL INDUSTRIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2011	2012	2013
Cash flows from financing activities:
Cash dividends paid	$(24,331)	$(24,333)	$(24,336)
Distributions to noncontrolling interests in subsidiary	(814)	(818)	(451)
Proceeds from issuance of stock:
NL common stock	342	-	-
CompX common stock	58	-	-
Indebtedness:
Borrowings	31,494	40,550	-
Repayments	(68,298)	(59,406)	(18,480)
Deferred financing costs paid	-	(79)	-
Other	4	-	-

Net cash used in financing activities	(61,545)	(44,086)	(43,267)

Net change for the year	$(3,496)	$66,159	$(25,378)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$(3,496)	$66,159	$(25,378)
Effect of exchange rate changes on cash	(313)	176	-
Cash and cash equivalents at beginning of year	15,461	11,652	77,987

Cash and cash equivalents at end of year	$11,652	$77,987	$52,609

Supplemental disclosures:
Cash paid (received) for:
Interest	$2,430	$982	$222
Income taxes, net	1,737	2,525	302
Non-cash investing and financing activities - accrual for capital expenditures	$178	$484	$(313)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1 - Summary of significant accounting policies:

Nature of our business - NL Industries, Inc. (NYSE: NL) is primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  (NYSE MKT: CIX).  We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc.  (NYSE: KRO).

Organization - At December 31, 2013, (i) Valhi, Inc.  (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) Contran Corporation and its subsidiaries own an aggregate of 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.    Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into in February 2014 by all of the voting stockholders of Contran, the size of the board of directors of Contran was fixed at five members, each of Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons have the right to designate one of the five members of the Contran board and the other two members of the Contran board must consist of members of Contran management.   Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi and us.

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

Currency translation - The financial statements of Kronos’ non-U.S. subsidiaries (and prior to December 2012, our non-U.S. consolidated subsidiaries) are translated to U.S. dollars.  The functional currency of our non-U.S. subsidiaries is generally the local currency of their country.  Accordingly, we translate the assets and liabilities at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income, net of related deferred income taxes and noncontrolling interest.  We recognize currency transaction gains and losses in income.  In December 2012 we sold CompX’s Furniture Components business, which comprised all of CompX’s consolidated subsidiaries whose functional currency was not the U.S.  dollar.  See Note 2.

Cash and cash equivalents - We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Restricted cash equivalents - We classify cash equivalents that have been segregated or are otherwise limited in use as restricted.  To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability.  To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset.  See Note 9.

Marketable securities and securities transactions - We carry marketable securities at fair value.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and, with certain exceptions, this framework is generally applied to all financial statement items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

—	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
—	Level 2 - Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
—	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

We classify all of our marketable securities as available-for-sale and unrealized gains or losses on these securities are recognized through other comprehensive income, net of related deferred income taxes.  We base realized gains and losses upon the specific identification of securities sold.  See Note 6.

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

Investment in Kronos Worldwide, Inc.  - We account for our 30% non-controlling interest in Kronos by the equity method.  See Note 7.

Goodwill and other intangible assets; amortization expense - Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We amortize other intangible assets, consisting principally of certain acquired patents and tradenames, using the straight-line method over their estimated lives and state them net of accumulated amortization.  We evaluate goodwill for impairment annually, or when circumstances indicate the carrying value may not be recoverable.  In September 2011, the Financial Accounting Standards Board issued ASU No. 2011-08, which provided new guidance on testing goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment considering the totality of relevant events and circumstances, that it is more likely than not that its fair value of the reporting unit is less than its carrying amount.  We adopted this accounting standard in the third quarter of 2013.  See Note 8.

Property and equipment; depreciation expense - We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $3.6 million in 2011, $3.2 million in 2012, and $3.3 million in 2013.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform impairment tests by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine whether impairment exists.

Employee benefit plans - Accounting and funding policies for our retirement and post retirement benefits other than pensions (OPEB) plans are described in Note 15.

Income taxes - We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S.  federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 18.  We are party to a tax sharing agreement with Valhi and Contran pursuant to which we generally compute our provision for income taxes on a separate-company basis and we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the individual company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis.  The separate company provisions and payments are computed using the tax elections made by Contran.  We received net income tax refunds from Valhi of $.4 million in 2011 and $.2 million in 2012, and we made net payments to Valhi for income taxes of $.3 million in 2013.

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

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  The amount of the benefit associated with our uncertain tax positions that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%.  We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes.  We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  See Note 14.

Environmental remediation costs - We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust these accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to present value.  We recognize any recoveries of remediation costs from other parties when we deem their receipt probable.  We expense any environmental remediation related legal costs as incurred.  At December 31, 2012 and 2013, we had not recognized any receivables for recoveries.  See Note 18.

Net sales - We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer.  Amounts charged to customers for shipping and handling costs are not material.  We state sales net of price, early payment and distributor discounts and volume rebates.  We report taxes assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue producing activities (such as sales and use taxes) on a net basis (meaning we do not recognize these taxes in either our revenues or in our costs and expenses).

Selling, general and administrative expenses; advertising costs; research and development costs - Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Advertising costs related to continuing operations, expensed as incurred, were approximately not material in each of 2011, 2012 and 2013.  Research, development and certain sales technical support costs related to continuing operations, expensed as incurred, were not material in 2011, 2012 or 2013.

Corporate expenses - Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Earnings per share - Basic and diluted earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period.  A nominal number of stock options were outstanding during 2011 the dilutive effect of which was not material.

Note 2 - Discontinued operations:

In December 2012, we completed the sale of CompX’s Furniture Components operations for proceeds, net of expenses, of approximately $58.0 million in cash.  We recognized a pre-tax gain of $23.7 million on the disposal of these operations ($14.5 million, or $.30 per basic and diluted share, net of income taxes and noncontrolling interest in CompX, as shown in the table below).  Such pre-tax gain includes income of $10.4 million associated with the reclassification out of accumulated other comprehensive income related to currency translation.  The income taxes associated with the pre-tax gain on disposal is less than the U.S. statutory income tax rate of 35% principally due to the utilization of foreign tax credits, the benefit of which had previously not been recognized under the “more-likely-than-not” recognition criteria.  The Furniture Components operations primarily sold products with lower average margins and higher commodity raw material content than other operations of CompX’s business.  We believe disposing of CompX’s Furniture Components operations has enabled us to focus more effort on continuing to develop the remaining portion of CompX’s business that we believe has greater opportunity for higher returns and with less volatility relating to changes in the cost of commodity raw materials.

Selected financial data for the operations of the disposed Furniture Components business is presented below:

	Years ended December 31,
	2011	2012
	(In thousands)

Net sales	$59,021	$60,722
Income from operations	$9,061	$7,364
Income from discontinued operations:
Income before taxes	$9,045	$7,284
Income tax expense	4,974	3,484
Income from discontinued operations, net of tax	4,071	3,800
Gain on sale of discontinued operations:
Gain on sale	-	23,674
Income tax expense	-	5,581
Gain on sale discontinued operations, net of tax	-	18,093
Total discontinued operations, net of tax	4,071	21,893
Noncontrolling interest in income from discontinued operations, net of tax	542	494
Noncontrolling interest in gain on sale of discontinued operations, net of tax	-	3,593
Total noncontrolling interest in discontinued operations, net of tax	542	4,087
Total discontinued operations, net of tax and noncontrolling interest	$3,529	$17,806

In accordance with generally accepted accounting principles, the assets and liabilities relating to the Furniture Components business were eliminated from the 2012 Consolidated Balance Sheet at the date of sale.  We have reclassified our Consolidated Statements of Operations to reflect the disposed business as discontinued operations for all periods presented.  We have not reclassified our December 31, 2011 or 2012 Consolidated Statement of Cash Flows to reflect discontinued operations.

In conjunction with the sale of CompX’s Furniture Components business, the buyer was not interested in retaining certain undeveloped land located in Taiwan owned by our Taiwanese Furniture Component business.  We had no additional use for the undeveloped land in Taiwan and therefore expected the land to be sold to a third party with CompX receiving the net proceeds.  Based on the legal form of how we completed the disposal transaction, our interest in such land was represented by a $3.0 million promissory note receivable at December 31, 2012, issued to us by our former Taiwanese business which retained legal ownership in the land to facilitate the future sale of the land to a third party.  The proceeds from the sale of the land were required to be used to settle the note receivable.  In 2013, an agreement was entered into with a third party to sell the land for $3.0 million, all of which was received during 2013.  The note receivable was classified as part of accounts receivable in our Consolidated Balance Sheet at December 31, 2012.

Note 3 - Geographic information:

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

For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer.

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Net sales - point of destination:
United States	$75,594	$78,268	$87,307
Canada	1,982	2,194	2,195
Other	2,239	2,734	2,543
Total	$79,815	$83,196	$92,045

All of our net property and equipment is located in the United States at December 31, 2012 and 2013.

At December 31, 2012, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $3.1 million.

Note 4 - Accounts and other receivables, net:

	December 31,
	2012	2013
	(In thousands)
Trade receivables	$8,696	$8,706
Promissory note receivable	3,034	-
Accrued insurance recoveries*	476	1,877
Other receivables	51	54
Refundable income taxes	8	8
Allowance for doubtful accounts	(216)	(128)
Total	$12,049	$10,517

*Accrued insurance recoveries are discussed in Note 18.

Note 5 - Inventories, net:

	December 31,
	2012	2013
	(In thousands)
Raw materials	$3,253	$3,565
Work in process	5,902	6,696
Finished products	2,068	2,974
Total	$11,223	$13,235

Note 6 - Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains
	(In thousands)
December 31, 2012
Noncurrent assets
Valhi common stock	1	$179,662	$24,347	$155,315
December 31, 2013
Noncurrent assets
Valhi common stock	1	$252,677	$24,347	$228,330

At December 31, 2012 and 2013, we held approximately 14.4 million shares of our immediate parent company, Valhi. See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy. At December 31, 2012 and 2013, the quoted market prices of Valhi common stock were $12.50 and $17.58 per share, respectively.

Prior to December 2012, we held approximately 1.4 million shares, or .8%, of Titanium Metals Corporation’s (TIMET) outstanding common stock.  TIMET was also an affiliate of ours, as Contran, Mr.  Harold Simmons and persons and other entities related to Mr.  Simmons (including us) owned a majority of TIMET’s outstanding common stock.  In December 2012, we sold all of our shares of TIMET common stock for $23.9 million ($16.50 per share) pursuant to a cash tender offer by a third party, and all of our affiliates also sold their shares of TIMET common stock for the same price.  Securities transactions in 2012 consist of a $16.6 million pre-tax gain we recognized on the sale of these TIMET shares.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 7 - Investment in Kronos Worldwide, Inc.:

At December 31, 2012 and 2013, we owned approximately 35.2 million shares of Kronos common stock.  The per share quoted market price of Kronos at December 31, 2012 and 2013 was $19.50 and $19.05 per share, respectively, or an aggregate market value of $686.8 million and $670.9 million, respectively.

At December 31, 2013, we had an aggregate of 275,000 shares of our Kronos common stock pledged in connection with certain liabilities incurred in environmental-related settlement obligations, of which 25,000 shares were released to us in January 2014 pursuant to the terms of the applicable settlement agreement.

The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Year ended December 31,
	2011	2012	2013
	(In millions)
Balance at the beginning of the year	$231.7	$281.3	$323.1
Equity in earnings (loss) of Kronos	97.6	66.4	(31.0)
Dividends received from Kronos	(37.9)	(21.1)	(21.1)
Other, principally equity in Kronos’ other comprehensive income (loss)	(10.1)	(3.5)	13.5
Balance at the end of the year	$281.3	$323.1	$284.5

Selected financial information of Kronos is summarized below:

	December 31,
	2012	2013
	(In millions)
Current assets	$1,223.4	$781.2
Property and equipment, net	522.5	536.3
Investment in TiO2 joint venture	109.9	102.3
Other noncurrent assets	171.2	199.3
Total assets	$2,027.0	$1,619.1

Current liabilities	$328.4	$278.0
Long-term debt	378.9	180.4
Accrued pension and post retirement benefits	203.3	171.6
Other non-current liabilities	54.3	54.0
Stockholders’ equity	1,062.1	935.1
Total liabilities and stockholders’ equity	$2,027.0	$1,619.1

	Year ended December 31,
	2011	2012	2013
	(In millions)
Net sales	$1,943.3	$1,976.3	$1,732.4
Cost of sales	1,194.9	1,415.9	1,620.2
Income (loss) from operations	546.5	359.6	(132.6)
Net income (loss)	321.0	218.5	(102.0)

Note 8 - Goodwill:

Substantially all of our goodwill is related to our component products operations and was generated from CompX’s acquisitions of certain business units.  Prior to December 31, 2012, we also had approximately $6.4 million of goodwill which resulted from our acquisition of our subsidiary, EWI Re, Inc., (EWI), an insurance brokerage and risk management services company.  EWI brokers certain insurance policies for Contran and certain of its affiliates, including us and Kronos, as well as certain third parties. See Note 16.

We have assigned goodwill related to the component products operations to three reporting units (as that term is defined in ASC Topic 350-20-20 Goodwill): one consisting of CompX’s security products operations, one consisting of CompX’s furniture components operations and one consisting of CompX’s marine component operations.  Prior to 2011, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired. Our gross goodwill at December 31, 2013 was $43.7 million.

We test for goodwill impairment at the reporting unit level.  In accordance with the requirements of ASC Topic 350-20-20, we test for goodwill impairment during the third quarter of each year or when circumstances arise that indicate impairment might be present.  Prior to 2013, we used a quantitative assessment in determining the estimated fair value of the reporting units, using appropriate valuation techniques such as discounted cash flows. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.  In 2013 we adopted the guidance in ASU No. 2011-08 for testing goodwill for impairment by assessing qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.   Based on our qualitative assessment, a quantitative assessment was not required for 2013.

During 2011, 2012 and 2013, no impairment was indicated as part of such annual review of goodwill.  However, as a result of the December 2012 disposition of CompX’s furniture components business and the December 2012 sale of all common stock of TIMET owned by Contran Corporation and its affiliates (including us), a significant portion of EWI’s insurance brokerage business was lost.  Consequently, we reevaluated goodwill associated with EWI due to the triggering event caused by the significant impact these dispositions had on EWI’s business and concluded that all of our goodwill related to EWI was impaired.  Accordingly, we recognized a $6.4 million goodwill impairment in December 2012.  In addition, we had goodwill of approximately $14.3 million attributable to the disposed CompX furniture components operations, see Note 2.

Changes in the carrying amount of our goodwill related to CompX’s two reporting units as well as the goodwill related to EWI during the past three years are presented in the table below.  Goodwill acquired in 2011 relates to the acquisition of an ergonomic components product business included in CompX’s disposed operations.

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Balance at the beginning of the year	$44,819	$47,553	$27,156
Goodwill acquired during the year	3,111	-	-
Sale of disposed operations	-	(14,286)	-
Goodwill impairment	-	(6,406)	-
Changes in currency exchange rates	(377)	295	-
Total	$47,553	$27,156	$27,156

Note 9 - Other assets:

	December 31,
	2012	2013
	(In thousands)
Restricted cash	$1,694	$1,687
Assets held for sale	1,965	532
Pension asset	-	364
Other	195	124
Total	$3,854	$2,707

Prior to 2012, our assets held for sale consisted of two facilities (land, building and building improvements) and certain unimproved land, all of which were formerly used in CompX’s operations.  These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under U.S. GAAP.  During 2012, we obtained updated independent appraisals of the significant assets.  Based on these appraisals, we recognized a write-down in the third quarter of $.4 million to reduce the carrying value of the assets to their estimated fair value less cost to sell.  Subsequently, we sold one of the facilities in December 2012 for net proceeds of $3.6 million, which net proceeds were less than the carrying amount of the assets and we therefore recognized a loss on the sale of the facility of approximately $.8 million in 2012.  At December 31, 2012 our assets held for sale consisted of the remaining facility and the unimproved land.  In 2013, we sold the remaining facility for net proceeds of $1.6 million, which approximated the carrying value of the assets as of the date of the sale.  At December 31, 2013, our assets held for sale consisted only of the unimproved land.

We also recognized an asset held for sale write-down of $1.1 million in 2011 related to these properties, associated with obtaining updated appraisals on the properties.  These appraisals represent a Level 2 input as defined by ASC 820-10-35.

The write-downs on assets held for sale in 2011 and 2012 and loss on the sale of the facility are included in loss from operations.

Note 10 - Accrued liabilities:

	December 31,
	2012	2013
	(In thousands)
Employee benefits	$7,611	$7,653
Professional fees and settlements	2,805	1,855
Other	1,805	1,642
Total	$12,221	$11,150

Note 11 - Other noncurrent liabilities:

	December 31,
	2012	2013
	(In thousands)
Insurance claims and expenses	$586	$575
Reserve for uncertain tax positions	16,832	16,832
Other	1,154	922
Total	$18,572	$18,329

Our reserve for uncertain tax positions is discussed in Note 14.

Note 12 - Long-term debt:

	December 31,
	2012	2013
	(In thousands)
Subsidiary debt:
CompX note payable to TIMET Finance Management Company	$18,480	$-
Less current maturities	1,000	-
Total long-term debt	$17,480	$-

NL - We have a revolving promissory note with Valhi that, as amended, allows us to borrow up to $40 million.  Our borrowings from Valhi under this revolving note are unsecured bear interest at prime rate plus  2.75% with all principal due on demand, but in any event no earlier than March 31, 2015 and no later than December 31, 2015.  The amount of the outstanding borrowings at any time is solely at the discretion of Valhi.  See Note 16.

CompX - Prior to 2011, CompX purchased and/or cancelled certain shares of its Class A common stock from Timet Finance Management Company (TFMC) a former affiliate.  We paid for the shares acquired in the form of a promissory note which, as amended, bore interest at LIBOR plus 1% and provided for quarterly principal repayments of $.3 million, with the balance due at maturity in September 2014. The promissory note was prepayable, in whole or in part, at any time at our option without penalty.   In July of 2013, we prepaid the remaining outstanding principal amount of the note, plus accrued interest, without penalty.  We had net repayments on the note payable of $20 million in 2011 (including $15.0 million of repayments using cash we received upon collection of our promissory note receivable discussed in Note 18), $3.8 million in 2012 and $18.5 million in 2013 (including the amount paid upon final payment).   The average interest rate on the promissory note payable was 1.3% in 2011, 1.5% in 2012 and 1.3% for the year-to-date period ended July 18, 2013 (the pay-off date).  We recognized interest expense of approximately $.5 million in 2011, $.3 million in 2012, and $.1 million in 2013 on this promissory note.

Note 13 - Stockholders’ equity:

Changes in our outstanding stock for the periods ended December 31, 2011, 2012, and 2013 are presented in the table below.

	Years ended December 31,
	2011	2012	2013
	(Shares in thousands)
Common stock outstanding at the beginning of the year	48,631	48,663	48,669
Common stock issued	32	6	5
Common stock at end of the year	48,663	48,669	48,674

Long-term incentive compensation plan - The NL Industries, Inc. 1998 Long-Term Incentive Plan provided for the discretionary grant of restricted common stock, stock options, stock appreciation rights (SARs) and other incentive compensation to our officers and other key employees and non-employee directors, including individuals who are employed by Kronos.  All options under this plan expired or were exercised in 2011.  In 2012, we adopted the NL Industries, Inc. 2012 Director Stock Plan pursuant to which an aggregate of up to 200,000 shares of our common stock can be awarded to members of our board of directors, and the 1998 Long-Term Incentive Plan was terminated.  At December 31, 2013, 195,000 shares were available for future grants under the 2012 Director Stock Plan.

Long-term incentive compensation plan of subsidiaries and affiliates - CompX and Kronos each have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors.  At December 31, 2013, Kronos had 193,000 shares available for award and CompX had 195,000 shares available for award.

Accumulated other comprehensive income (loss) - Changes in accumulated other comprehensive income (loss) attributable to NL stockholders for 2011, 2012 and 2013 are presented in the table below.

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Accumulated other comprehensive income (loss), net of tax:
Marketable securities:
Balance at beginning of year	$68,147	$186,451	$105,419
Other comprehensive income (loss):
Unrealized gain (loss) arising during the year	118,304	(71,184)	48,514
Less reclassification adjustment for amounts included in realized gain	-	(9,848)	236
Balance at end of year	$186,451	$105,419	$154,169
Currency translation:
Balance at beginning of year	$(127,032)	$(133,041)	$(135,165)
Other comprehensive income (loss):
Arising during the year	(6,009)	6,605	1,349
Less reclassification adjustment for amounts included in gain on disposal	-	(8,729)	-
Balance at end of year	$(133,041)	$(135,165)	$(133,816)
Defined benefit pension plans:
Balance at beginning of year	$(51,534)	$(59,478)	$(66,402)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	1,824	2,254	2,776
Net actuarial gain (loss) arising during year	(9,768)	(9,178)	5,952
Plan curtailment	-	-	1,030
Balance at end of year	$(59,478)	$(66,402)	$(56,644)
OPEB plans:
Balance at beginning of year	$1,592	$1,344	$895
Other comprehensive income (loss):
Amortization of prior service credit and net losses included in net periodic OPEB cost	(581)	(552)	(663)
Net actuarial gain arising during year	333	103	395
Plan amendment	-	-	648
Balance at end of year	$1,344	$895	$1,275
Total accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	$(108,827)	$(4,724)	$(95,253)
Other comprehensive income (loss)	104,103	(90,529)	60,237
Balance at end of year	$(4,724)	$(95,253)	$(35,016)

The marketable securities reclassification adjustment in 2012 consists principally of the securities transaction gain related to the sale of TIMET common stock discussed in Note 6.  The currency translation reclassification adjustment in 2012 relates to CompX’s disposition of its furniture components operations discussed in Note 2.  See Note 15 for amounts related to our defined benefit pension plans and OPEB plans.

Note 14 - Income taxes:

 The provision for income taxes attributable to continuing operations, the difference between such provision for income taxes, the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below.

	Years ended December 31,
	2011	2012	2013
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$34.4	$27.0	$(33.8)
Incremental U.S. tax and rate differences on equity in earnings	(13.3)	(7.4)	(7.4)
Tax rate changes	(1.4)	-	-
Nondeductible goodwill impairment	-	2.2	-
U.S. state income taxes other, net	.1	(1.9)	(.7)
Income tax expense (benefit)	$19.8	$19.9	$(41.9)

	Years ended December 31,
	2011	2012	2013
	(In millions)
Components of income tax expense (benefit):
Currently payable (receivable)	$.9	$(15.0)	$-
Deferred income taxes (benefit)	18.9	34.9	(41.9)
Income tax expense (benefit)	$19.8	$19.9	$(41.9)

	Years ended December 31,
	2011	2012	2013
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from continuing operations	$19.8	$19.9	$(41.9)
Discontinued operations	4.9	9.1	-
Other comprehensive income (loss):
Marketable securities	63.8	(43.6)	26.2
Currency translation	(3.1)	3.0	.7
Pension liabilities	(4.3)	(3.7)	5.3
OPEB plans	(.1)	(.2)	.2
Total	$81.0	$(15.5)	$(9.5)

The components of the net deferred tax liability at December 31, 2012 and 2013 are summarized in the following table.

	December 31,
	2012		2013
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$1.0	$-	$.9	$-
Marketable securities	-	(62.5)	-	(88.1)
Property and equipment	-	(3.8)	-	(4.1)
Accrued OPEB costs	1.6	-	1.3	-
Accrued pension cost	4.9	-	1.7	-
Accrued environmental liabilities	16.9	-	40.1	-
Other accrued liabilities and deductible differences	3.0	-	2.5	-
Other taxable differences	-	(8.7)	-	(7.7)
Investment in Kronos Worldwide, Inc.	-	(120.0)	-	(106.5)
Tax loss and tax credit carryforwards	.1	-	1.8	-
Valuation allowance	(.1)	-	-	-
Adjusted gross deferred tax assets(liabilities)	27.4	(195.0)	48.3	(206.4)
Netting of items by tax jurisdiction	(23.1)	23.1	(44.5)	44.5
	4.3	(171.9)	3.8	(161.9)
Less net current deferred tax asset	4.3	-	3.8	-
Net noncurrent deferred tax liability	$-	$(171.9)	$-	$(161.9)

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

In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004.  Kronos objects to the re-assessments and believes the position is without merit.  Accordingly, the re-assessments are being appealed.  If the full amount of the proposed adjustment were ultimately to be assessed against Kronos the cash tax liability would be approximately $15.7 million.  Kronos believes that it has adequate accruals for this matter.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2011, 2012 and 2013 was not material.

At December 31, 2011, 2012, and 2013, the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) was $16.8 million, and there was no change in such amount during the past three years.  We currently estimate that our unrecognized tax position will not change materially during the next twelve months.  If our uncertain tax positions were recognized, a benefit of $15.2 million would affect our effective income tax rate in each of 2011, 2012 and 2013.

We file income tax returns in various U.S. federal, state and local jurisdictions.  Prior to 2012, we also filed income tax returns in various non-U.S. jurisdictions, principally in Canada and Taiwan.  Our U.S. income tax returns prior to 2010 are generally considered closed to examination by applicable tax authorities.

Note 15 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans worldwide.  Company contributions are based on matching or other formulas. Defined contribution plan expense attributable to continuing operations approximated $1.8 million in 2011, $1.9 million in 2012 and $2.1 million in 2013.

Accounting for defined benefit pension and postretirement benefits other than pension (OPEB) plans - We recognize all changes in the funded status of these plans through other income. Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.

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

We expect to contribute approximately $1.7 million to all of our defined benefit pension plans during 2014. Benefit payments to all plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2014	$3.6
2015	3.7
2016	3.8
2017	3.9
2018	3.9
Next 5 years	20.1

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2012	2013
	(In thousands)
Change in projected benefit obligations (PBO):
Balance at beginning of the year	$57,000	$59,415
Interest cost	2,379	2,161
Participant contributions	7	7
Actuarial losses (gains)	2,874	(3,696)
Change in currency exchange rates	454	223
Benefits paid	(3,299)	(3,452)
Benefit obligation at end of the year	59,415	54,658
Change in plan assets:
Fair value at beginning of the year	40,087	45,498
Actual return on plan assets	6,083	5,589
Employer contributions	2,247	1,510
Participant contributions	7	7
Change in currency exchange rates	373	250
Benefits paid	(3,299)	(3,452)
Fair value of plan assets at end of year	45,498	49,402
Funded status	$(13,917)	$(5,256)
Amounts recognized in the consolidated balance sheets:
Noncurrent pension asset	$-	$364
Accrued pension costs:
Current	(170)	(167)
Noncurrent	(13,747)	(5,453)
	$(13,917)	$(5,256)
Accumulated other comprehensive loss – actuarial losses, net	$31,100	$24,557
Accumulated benefit obligation (ABO)	$59,415	$54,658

The amounts shown in the table above for actuarial losses at December 31, 2012 and 2013 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2012 and 2013. We expect that $.9 million of the unrecognized actuarial losses at December 31, 2013 will be recognized as a component of our periodic defined benefit pension cost in 2014.

 The table below details the changes in other comprehensive income during 2011, 2012 and 2013.

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$(10,360)	$(426)	$5,305
Amortization of unrecognized net actuarial loss	900	1,353	1,238
Total	$(9,460)	$927	$6,543

The components of our net periodic defined benefit pension cost are presented in the table below. The amount shown below for the amortization of unrecognized actuarial losses in 2011, 2012 and 2013, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income (loss) at December 31, 2010, 2011 and 2012, respectively.

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Net periodic pension cost (income):
Interest cost on PBO	$2,615	$2,379	$2,161
Expected return on plan assets	(3,905)	(3,658)	(3,975)
Recognized net actuarial loss	900	1,353	1,238
Total	$(390)	$74	$(576)

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2012	2013
	(In thousands)
PBO at end of the year:
U.S. plan	$50,022	$44,850
U.K. plan	9,393	9,808
Total	$59,415	$54,658
Fair value of plan assets at end of the year:
U.S. plan	$36,346	$39,230
U.K. plan	9,152	10,172
Total	$45,498	$49,402
Plans for which the accumulated benefit obligation exceeds plan assets:
PBO	$59,415	$44,850
ABO	59,415	44,850
Fair value of plan assets	45,498	39,230

The weighted-average discount rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2012 and 2013 are 3.7% and 4.5%, respectively. Such weighted-average rates were determined using the projected benefit obligations at each date. Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable. Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2012 and 2013.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2011, 2012 and 2013 are presented in the table below. Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2011	2012	2013
Discount rate	5.2%	4.3%	3.7%
Long-term return on plan assets	9.3%	9.2%	9.2%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2012 and 2013, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates.  The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons (prior to his death in December 2013). Prior to his death, Mr. Simmons was the sole trustee of the CMRT, and he, along with the CMRT’s investment committee, of which Mr. Simmons was a member, actively managed the investments of the CMRT.

The CMRT trustee and investment committee did not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically changed the asset mix of the CMRT based upon, among other things, advice they received from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix would generate the greatest overall return.  Prior to December 2012, the CMRT had an investment in TIMET common stock; however, in December 2012 the CMRT sold its shares of common stock in conjunction with the tender offer discussed in Note 6.  During the history of the CMRT from its inception in 1988 through December 31, 2013, the average annual rate of return has been 14%. For the years ended December 31, 2011, 2012 and 2013, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily relied on the historical rates of return achieved by the CMRT, although we considered other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns would in the future continue to be achieved over the long-term.

Following the death of Mr. Simmons in December 2013, the Contran board of directors in January 2014 appointed a financial institution as the new directed trustee of the CMRT, and the Contran board appointed five individuals (all executive officers of Contran) as the new investment committee of the CMRT.   The new investment committee intends to reallocate to current and/or new investment managers or various mutual funds the portion of the CMRT assets that had previously been under the direct and active management by Mr. Simmons.  Such reallocation will be done prudently over a period of time, given the asset composition of this portion of the portfolio.   Concurrent with this change in investment strategy in which there is no longer a portion of the CMRT’s assets under the direct and active management by Mr. Simmons, and considering the long-term asset mix for the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries, beginning in 2014 the assumed long-term rate of return for plan assets invested in the CMRT will be reduced to 7.5%.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at any time based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 83% of the assets of the CMRT at each of December 31, 2012 and 2013 as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2012	2013
	(In thousands)
CMRT asset value	$726,410	$722,764
CMRT fair value input:
Level 1	82%	79%
Level 2	1	4
Level 3	17	17
	100%	100%

	December 31,
	2012	2013
	(In thousands)
CMRT asset mix:
Domestic equities, principally publicly traded	43%	53%
International equities, publicly traded	2	-
Fixed income securities, publicly traded	12	35
Privately managed limited partnerships	8	11
Other, primarily cash	35	1
	100%	100%

The relatively large percentage of the CMRT invested in cash and other assets at December 31, 2012 is the result of the CMRT’s December 2012 disposition of its shares of TIMET common stock, which generated aggregate proceeds to the CMRT of $254.7 million (or approximately 35% of the CMRT’s total asset value at December 31, 2012), and which funds were invested in a cash equivalent at the end of 2012. Subsequently in January 2013, the CMRT redeployed such proceeds into other investments.

The composition of our December 31, 2012 and 2013 pension plan assets by fair value level is shown in the table below. The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S.  pension plan which is not part of the plans investment in the CMRT.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
December 31, 2012:
CMRT	$36,346	$-	$36,346
Other	9,152	9,152	-
Total	$45,498	$9,152	$36,346
December 31, 2013:
CMRT	$39,230	$-	$39,230
Other	10,172	10,172	-
Total	$49,402	$10,172	$39,230

Postretirement benefits other than pensions - We provide certain health care and life insurance benefits for eligible retired employees. These plans are closed to new participants, and no additional benefits accrue to existing plan participants.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. We have no OPEB plan assets, rather, we fund postretirement benefits as they are incurred, net of any contributions by the retiree. At December 31, 2013, we currently expect to contribute approximately $.6 million to all OPEB plans during 2014.  Contribution to our OPEB plans to cover benefit payments, net of estimated Medicare Part D subsidy of approximately $43,000 per year, expected to be paid to OPEB plan participants are summarized in the table below:

Years ending December 31,	Amount
(In millions)
2014	$.6
2015	.5
2016	.5
2017	.4

2018	.4
Next 5 years	1.3

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2012	2013
	(In thousands)
Change in accumulated OPEB obligations:
Balance at beginning of the year	$5,106	$4,505
Interest cost	157	105
Actuarial gain	(282)	(240)
Net benefits paid	(476)	(506)
Obligations at end of the year	4,505	3,864
Fair value of plan assets at end of year	-	-
Funded status	$(4,505)	$(3,864)
Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(644)	$(596)
Noncurrent	(3,861)	(3,268)
Total	$(4,505)	$(3,864)
Accumulated other comprehensive income (loss):
Unrecognized net actuarial losses	$558	$464
Unrecognized prior service credit	(2,494)	(1,806)
Total	$(1,936)	$(1,342)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2012 and 2013 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years. These amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income at December 31, 2012 and 2013. We expect to recognize approximately $.6 million of the prior service credit and approximately $.2 million of actuarial gains as a component of our periodic OPEB cost in 2014.

The table below details the changes in other comprehensive income during 2011, 2012 and 2013.

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain arising during the year	$949	$282	$240
Amortization of unrecognized:
Actuarial gain	-	(99)	(146)
Prior service credit	(800)	(698)	(688)
Total	$149	$(515)	$(594)

The components of our periodic OPEB cost are presented in the table below. The amounts shown below for the amortization of unrecognized actuarial losses and prior service credit in 2012 and 2013, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2011, 2012 and 2013 respectively.

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Net periodic OPEB cost (income):
Interest cost	$236	$157	$105
Amortization of actuarial gain	-	(99)	(146)
Amortization of prior service credit	(800)	(698)	(688)
Total	$(564)	$(640)	$(729)

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2012 and 2013 follows:

	2012	2013
Health care inflation:
Initial rate	7.5%	7.0%
Ultimate rate	5.0%	5.0%
Year of ultimate rate achievement	2018	2018
Discount rate	2.5%	3.2%

The assumed health care cost trend rates have an effect on the amount we report for health care plans. A one-percent change in assumed health care cost trend rates would not have a material effect on the net periodic OPEB cost for 2013 or on the accumulated OPEB obligation at December 31, 2013.

	1% Increase	1% Decrease
	(In thousands)
Effect on net OPEB cost during 2013	$2	$(2)
Effect at December 31, 2013 on Postretirement obligation	98	(91)

The weighted-average discount rate used in determining the net periodic OPEB cost for 2013 was 2.5% (the rate was 3.3% in 2012 and 4.0% in 2011). The weighted-average rate was determined using the projected benefit obligation as of the beginning of each year.

Note 16 - Related party transactions:

We may be deemed to be controlled by Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with such individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling interest in another related party.  While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Current receivables from and payables to affiliates are summarized in the table below:

	December 31,
	2012	2013
	(In thousands)
Current receivables from affiliates:
Income taxes receivable from Valhi	$-	$54
Other - trade items	-	61
Total	$-	$115
Current payables to affiliates:
Income taxes payable to Valhi	$270	$-
Other - trade items	258	49
Total	$528	$49

From time to time, we will have loans and advances outstanding between us and various related parties, pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments.  While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans.  When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.  In this regard, in June 2010, we entered into a promissory note with Valhi, whereby, as subsequently amended, we may borrow up to $40 million.  Interest expense on our promissory note to Valhi aggregated approximately $.3 million in each of 2011 and 2012.  During 2013 we had no borrowings under this note.  See Note 12.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.  The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods), approved by the independent members of the applicable board of directors, aggregated approximately $18.2 million in 2011, $21.2 million in 2012 and $24.1 million in 2013.  This agreement is renewed annually, and we expect to pay approximately $21.9 million under the ISA during 2014.

Tall Pines Insurance Company and EWI RE, Inc.  provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M.  Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2014.

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

Note 17 - Other operating income (expense):

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

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable.  Substantially all of the insurance recoveries received in 2012 and 2013 are reimbursement for ongoing litigation defense costs.  See Note 18.

The litigation settlement gain we recognized in 2012 is discussed in Note 18.  Other operating income, net, in 2012 includes $3.2 million from the sale of certain real property owned by us for which we had a nominal carrying value.

Note 18 - Commitments and contingencies:

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are generally unspecified.  In some cases, the damages are unspecified pursuant to the requirements of applicable state law.  A number of cases are inactive or have been dismissed or withdrawn.  Most of the remaining cases are in various pre-trial stages.  Some are on appeal following dismissal or summary judgment rulings or a trial verdict in favor of either the defendants or the plaintiffs.

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

—

we have never settled any of the market share, risk contribution, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

—	no final, non-appealable adverse verdicts have ever been entered against us, and
—

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

In one of these lead pigment cases, in April 2000 we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting attorney jurisdictions and seeks its abatement.  In July and August 2013, the case was tried.  In January 2014, the Judge issued a judgment finding us, The Sherwin Williams Company and ConAgra jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the State of California to fund such abatement. NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and we will appeal in the first quarter of 2014.   In February 2014, we filed a motion for a new trial.

The Santa Clara case is unique in that this is the second time that an adverse verdict in the lead pigment litigation has been entered against NL (the first adverse verdict against NL was ultimately overturned on appeal). We have concluded that the likelihood of a loss in this case has not reached a standard of “probable” as contemplated by ASC 450, given (i) the substantive, substantial and meritorious grounds on which the adverse verdict in the Santa Clara case will be appealed (assuming our motion for a new trial is not granted), (ii) the uniqueness of the Santa Clara verdict (i.e. no final, non-appealable verdicts have ever been rendered against us, or any of the other former lead pigment manufacturers, based on the public nuisance theory of liability or otherwise), and (ii) the rejection of the public nuisance theory of liability as it relates to lead pigment matters in many other jurisdictions (no jurisdiction in which a plaintiff has asserted a public nuisance theory of liability has ever successfully been upheld).  In addition, liability that may result, if any, cannot be reasonably estimated, as NL continues to have no basis on which an estimate of liability could be made, as discussed above. However, as with any legal proceeding, there is no assurance that any of any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process, that NL may in the future incur some liability resulting in the recognition of a loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

Obligations associated with environmental remediation and related matters are difficult to assess and estimate for numerous reasons including the:

—	complexity and differing interpretations of governmental regulations,
—	number of PRPs and their ability or willingness to fund such allocation of costs,
—	financial capabilities of the PRPs and the allocation of costs among them,
—	solvency of other PRPs,
—	multiplicity of possible solutions,
—	number of years of investigatory, remedial and monitoring activity required,

—

uncertainty over the extent, if any, to which our former operations might have contributed to the conditions allegedly giving rise to such personal injury, property damage, natural resource and related claims and

—	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2012 and 2013, we have not recognized any receivables for recoveries.

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

The table below presents a summary of the activity in our accrued environmental costs during the past three years.  The amount charged to expense is included in corporate expense on our Consolidated Statements of Operations.

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Balance at the beginning of the year	$40,400	$41,637	$48,006
Additions charged to expense, net	11,326	14,467	68,929
Payments, net	(10,089)	(8,098)	(3,299)
Balance at the end of the year	$41,637	$48,006	$113,636
Amounts recognized in the balance sheet:
Current liability	$7,301	$5,667	$4,859
Noncurrent liability	34,336	42,339	108,777
Total	$41,637	$48,006	$113,636

Of the $11.3 million net additions charged to expense in 2011, $5.6 million relates to certain payments which have been discounted to their present value because the timing and amounts of such payments are fixed and determinable.  Such payments aggregate $6.0 million on an undiscounted basis ($2.0 million that was paid in 2012 and $1.0 million that was paid in 2013, and $1 million that is due in each of 2014 through 2016) and were discounted to present value using a 3.0% discount rate.  The aggregate $.4 million discount is being charged to expense using the interest method in 2011 through 2016, and the amount of such discount charged to expense in any individual year is not material.

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations.  At December 31, 2013, we had accrued approximately $114 million related to approximately 45 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $154 million, including the amount currently accrued.  Other than as indicated above, these accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2013, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

We have agreements with four former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

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

Prior to 2011, we reached partial settlements with the plaintiffs in the two cases discussed above, pursuant to which the two former insurance carriers paid us an aggregate of approximately $7.2 million in settlement of certain counter-claims related to past lead pigment and asbestos defense costs.  In connection with these partial settlements, we agreed to dismiss the case captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (District Court for Dallas County, Texas, Case No.  05-11347), and in January 2009 we filed a notice of non-suit without prejudice in that matter.  In March 2010, we filed a complaint in NL Industries, Inc. v. OneBeacon America Insurance Company (Supreme Court of the State of New York, County of New York, Index No.  108881-2009), to address the remaining claims from the New York state cases.  In December 2013, we entered into a settlement agreement with OneBeacon, pursuant to which they agreed to reimburse us for certain contested past lead pigment litigation costs in the amount of $3.9 million.

In January 2014, we were served with a complaint in Certain Underwriters at Lloyds, London, et al v. NL Industries, Inc. (Supreme Court of the State of New York, County of New York, Index No. 14/650103).  The plaintiff, a former insurance carrier of ours, is seeking a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff with respect to certain lead pigment lawsuits. The case is now proceeding in the trial court.  We believe the action is without merit and intend to defend NL’s rights in this action vigorously.

In February 2014, we were served with a complaint in Zurich American Insurance Company, as successor-in-interest to Zurich Insurance Company, U.S. Branch vs. NL Industries, Inc, and The People of the State of California, acting by and through county Counsels of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura Counties and the city Attorneys of Oakland, San Diego, and San Francisco, et al (Superior Court of California, County of Santa Clara, Case No.: 1-14-CV-259924). The Plaintiff, a former insurance carrier of ours, is seeking an Order of Deposit Under C.C.P § 572. This case is now proceeding in the trial court.  We intend to defend NL’s coverage rights in this action vigorously.

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

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 1,130 of these types of cases pending, involving a total of approximately 1,643 plaintiffs.  In addition, the claims of approximately 8,298 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

—	facts concerning historical operations,
—	the rate of new claims,
—	the number of claims from which we have been dismissed and
—	our prior experience in the defense of these matters.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers.  The ten largest customers related to our continuing operations accounted for approximately 39% in 2011, 38% in 2012 and 42% in 2013.  San Mateo Postal Data, a customer of CompX’s Security Products business accounted for 13% of total sales in 2013.  Harley Davidson, also a customer of CompX’s Security Products business, accounted for approximately 13% of total sales in 2011 and 12% of total sales in each of 2012 and 2013.

Other

Rent expense related to continuing operations, principally for CompX operating facilities and equipment was not significant in 2011, 2012 or 2013 and at December 31, 2013, future minimum rentals under noncancellable operating leases are also not significant.

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

Note 19 - Financial instruments:

The following table summarizes the valuation of our short-term investments and marketable securities, all classified as a noncurrent asset, by the ASC Topic 820 categories as of December 31, 2012 and 2013:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012 -
Marketable securities	$179,662	$179,662	-	-
December 31, 2013 -
Marketable securities	$252,677	$252,677	-	-

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2012 and 2013:

	December 31, 2012		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents, restricted cash equivalents and current marketable securities	$85,035	$85,035	$57,639	$57,639
CompX promissory note payable to TFMC	18,480	18,480	-	-
Noncontrolling interest in CompX common stock	13,268	23,409	13,615	23,119
NL stockholders’ equity	374,815	557,259	355,380	544,174

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

Note 20 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Year ended December 31, 2012
Net sales	$20,428	$22,147	$21,281	$19,340
Gross margin	6,012	6,509	6,310	5,496
Net income	21,247	26,245	10,347	21,243
Amounts attributable to NL stockholders:
Income from continuing operations	$20,475	$25,199	$8,508	$2,548
Income from discontinued operations	574	774	1,499	14,959
Net income attributable to NL stockholders	$21,049	$25,973	$10,007	$17,507
Earnings per share:
Income from continuing operations	$.42	$.51	$.18	$.05
Discontinued operations	.01	.02	.03	.31
Net income attributable to NL stockholders	$.43	$.53	$.21	$.36

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Year ended December 31, 2013
Net sales	$21,453	$24,039	$24,209	$22,344
Gross margin	6,020	7,610	7,514	6,430
Net loss	(1,998)	(14,018)	(5,684)	(32,843)
Net loss attributable to NL stockholders	$(2,118)	$(14,255)	$(5,940)	$(33,020)
Loss per common share attributable to NL stockholders	$(.04)	$(.29)	$(.12)	$(.68)
The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

We recognized the following amounts in 2012 related to continuing operations:

—

aggregate pre-tax income of $3.3 million ($1.1 million, $.3 million, $1.2 million, and $.7 million in the first, second, third, and fourth quarter, respectively), related to insurance recoveries, see Note 18,

—	$15.0 million pre-tax gain in the second quarter related to a settlement agreement for certain environmental properties, see Note 18,
—

$1.4 million ($.9 million net of tax) included in our equity in net income of Kronos in the second quarter related to Kronos’ charge for the early extinguishment of its remaining 6.5% Senior Notes due 2013,

—

$1.1 million ($.7 million net of tax) included in our equity in net income of Kronos in the fourth quarter represents a correction of Kronos’ income tax provision that should have been recognized in the third quarter 2011 and is not material to any current or prior periods,

—	$3.2 million pre-tax gain on the sale of certain real property in the fourth quarter, see Note 17,
—	$16.6 million pre-tax gain on the sale of TIMET common stock in the fourth quarter, see Note 6 and
—	$6.4 million pre-tax loss on the write-off of goodwill related to our insurance brokerage subsidiary in the fourth quarter, see Note 8.

We recognized the following amounts in 2012 related to discontinued operations:

—	$23.7 million pretax gain on the sale of CompX’s Furniture Components operations in the fourth quarter, see Note 2.

We recognized the following amounts in 2013 related to continuing operations:

•

aggregate pre-tax income of $9.4 million ($.6 million, $.9 million, $2.2 million, and $5.7 million in the first, second, third, and fourth quarter, respectively), related to insurance recoveries, see Note 18,

•	$6.8 million ($4.5 million net of tax) charge included in our equity in net loss of Kronos related to Kronos’ third quarter litigation settlement charge.
•

an aggregate charge of $1.8 million ($1.1 million net of tax) included in our equity in net loss of Kronos related to Kronos’ voluntary prepayments of its term loan ($290 million principal amount in the first quarter and the remaining $100 million outstanding in the third quarter) consisting of the write-off of original issue discount costs and deferred financing costs associated with such prepayments.

•

An aggregate charge of $6.3 million ($4.1 million net of tax) included in our equity in net loss of Kronos related to Kronos’ unabsorbed fixed production and other costs as a result of its Canadian plant lockout in the third and fourth quarters as well as a pension curtailment charge and severance and other back-to-work expenses associated with reaching terms of the new Canadian collective bargaining agreement.  Approximately $1.6 ($1.1 million net of tax) million of the costs (primarily related to unabsorbed fixed production costs) related to the third quarter of 2013 with the remaining costs recognized in the fourth quarter of 2013.