Form 10-Q
period 2014-03-31
NL INDUSTRIES INC
filed 2014-05-08
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of the Registrant’s common stock outstanding on April 30, 2014: 48,673,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2013	March 31, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,609	$52,573
Restricted cash and cash equivalents	3,343	3,244
Accounts and other receivables, net	10,632	13,134
Inventories, net	13,235	15,131
Prepaid expenses and other	809	696
Deferred income taxes	3,786	3,787

Total current assets	84,414	88,565

Other assets:
Marketable securities	252,677	126,770
Investment in Kronos Worldwide, Inc.	284,523	280,130
Goodwill	27,156	27,156
Other assets, net	2,707	2,867
Deferred income taxes	19	19

Total other assets	567,082	436,942

Property and equipment:
Land	5,138	5,138
Buildings	20,793	20,793
Equipment	58,195	60,384
Construction in progress	2,588	1,140

	86,714	87,455
Less accumulated depreciation	52,385	53,262

Net property and equipment	34,329	34,193

Total assets	$685,825	$559,700

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2013	March 31, 2014
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,006	$5,285
Accrued and other current liabilities	11,199	8,798
Accrued environmental remediation and related costs	4,859	4,838
Income taxes	6	14

Total current liabilities	19,070	18,935

Noncurrent liabilities:
Accrued pension costs	5,453	5,005
Accrued postretirement benefit (OPEB) costs	3,268	3,143
Accrued environmental remediation and related costs	108,777	108,389
Deferred income taxes	161,933	117,036
Other	18,329	18,310

Total noncurrent liabilities	297,760	251,883

Equity:
NL stockholders’ equity:
Common stock	6,084	6,084
Additional paid-in capital	300,223	300,223
Retained earnings	84,089	87,844
Accumulated other comprehensive loss	(35,016)	(119,081)

Total NL stockholders’ equity	355,380	275,070

Noncontrolling interest in subsidiary	13,615	13,812

Total equity	368,995	288,882

Total liabilities and equity	$685,825	$559,700

Commitments and contingencies (Notes 12 and 13)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2013	2014
	(unaudited)

Net sales	$21,453	$25,781
Cost of sales	15,433	18,032

Gross margin	6,020	7,749

Selling, general and administrative expense	4,586	4,461
Other operating income (expense):
Insurance recoveries	630	787
Other income	-	131
Corporate expense and other, net	(4,917)	(4,270)

Loss from operations	(2,853)	(64)

Equity in earnings (loss) of Kronos Worldwide, Inc.	(12,487)	4,343
Other income (expense):
Interest and dividends	743	725
Interest expense	(59)	-

Income (loss) before income taxes	(14,656)	5,004

Income tax expense (benefit)	(12,658)	970

Net income (loss)	(1,998)	4,034
Noncontrolling interest in net income of subsidiary	120	279

Net income (loss) attributable to NL stockholders	$(2,118)	$3,755

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.04)	$.08

Cash dividend per share	$.125	$-

Weighted average shares used in the calculation of net income (loss) per share	48,669	48,674

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended March 31,
	2013	2014
	(unaudited)

Net income (loss)	$(1,998)	$4,034

Other comprehensive income (loss), net of tax:
Marketable securities	33,901	(83,931)
Currency translation	(5,390)	(514)
Defined benefit pension plans	699	537
Other postretirement benefit plans	(144)	(157)

Total other comprehensive income (loss)	29,066	(84,065)

Comprehensive income (loss)	27,068	(80,031)
Comprehensive income attributable to noncontrolling interest	120	279
Comprehensive income (loss) attributable to NL stockholders	$26,948	$(80,310)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2014

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest in subsidiary	Total equity
	(unaudited)
Balance at December 31, 2013	$6,084	$300,223	$84,089	$(35,016)	$13,615	$368,995
Net income	-	-	3,755	-	279	4,034
Other comprehensive loss, net of tax	-	-	-	(84,065)	-	(84,065)
Dividends	-	-	-	-	(82)	(82)

Balance at March 31, 2014	$6,084	$300,223	$87,844	$(119,081)	$13,812	$288,882

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,998)	$4,034
Depreciation and amortization	851	895
Deferred income taxes	(11,781)	369
Equity in (earnings) loss of Kronos Worldwide, Inc.	12,487	(4,343)
Distributions from Kronos Worldwide, Inc.	5,283	5,283
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(119)	8
Other postretirement benefits	(182)	(176)
Other, net	209	85
Change in assets and liabilities:
Accounts and other receivables, net	(1,431)	(2,628)
Inventories, net	(734)	(1,970)
Prepaid expenses and other	104	111
Accounts payable and accrued liabilities	(3,759)	(703)
Income taxes	2	8
Accounts with affiliates	(1,150)	706
Accrued environmental remediation and related costs	483	(409)
Other noncurrent assets and liabilities, net	(490)	(571)

Net cash provided by (used in) operating activities	(2,225)	699

Cash flows from investing activities:
Capital expenditures	(672)	(752)
Change in restricted cash equivalents, net	647	99
Collection of note receivable	1,828	-
Proceeds from the disposal of:
Assets held for sale	1,559	-
Marketable securities	100	-
Property, plant and equipment and other assets	2	-
Purchase of marketable securities	(95)	-

Net cash provided by (used in) investing activities	3,369	(653)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three months ended March 31,
	2013	2014
	(unaudited)
Cash flows from financing activities:
Cash dividends paid	$(6,083)	$-
Distributions to noncontrolling interests in subsidiary	(205)	(82)
Repayments of indebtedness	(250)	-

Net cash used in financing activities	(6,538)	(82)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(5,394)	(36)
Cash and cash equivalents at beginning of period	77,987	52,609

Cash and cash equivalents at end of period	$72,593	$52,573

Supplemental disclosures:
Cash paid (received) for:
Interest	$95	$-
Income taxes, net	272	(53)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2014, (i) Valhi, Inc.  (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) a wholly-owned subsidiary of Contran Corporation (“Contran”) held approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise mutually agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own 30% of Kronos Worldwide, Inc. (Kronos). CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on March 12, 2014 (the 2013 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2014 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

In February 2014, our Board of Directors deferred consideration of a first quarter 2014 cash dividend, and no dividend was paid in the first quarter.  In May 2014, after considering our results of operations, financial conditions and cash requirements for our businesses, our Board of Directors suspended our regular quarterly dividend.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31, 2013	March 31, 2014
	(In thousands)
Trade receivables - CompX	$8,706	$12,856
Accrued insurance recoveries	1,877	260
Income taxes receivable from Valhi	54	-
Other receivables	115	149
Refundable income taxes	8	8
Allowance for doubtful accounts	(128)	(139)
Total	$10,632	$13,134

Accrued insurance recoveries are discussed in Note 13.

Note 3 - Inventories, net:

	December 31, 2013	March 31, 2014
	(In thousands)
Raw materials	$3,565	$2,824
Work in process	6,696	9,587
Finished goods	2,974	2,720
Total	$13,235	$15,131

Note 4 - Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(In thousands)
December 31, 2013
Noncurrent assets
Valhi common stock	1	$252,677	$24,347	$228,330

March 31, 2014
Noncurrent assets
Valhi common stock	1	$126,770	$24,347	$102,423

At December 31, 2013 and March 31, 2014, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2013 and March 31, 2014, the quoted market price of Valhi common stock was $17.58 and $8.82 per share, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Investment in Kronos Worldwide, Inc.:

At December 31, 2013 and March 31, 2014, we owned approximately 35.2 million shares of Kronos common stock. At March 31, 2014, the quoted market price of Kronos’ common stock was $16.68 per share, or an aggregate market value of $587.5 million. At December 31, 2013, the quoted market price was $19.05 per share, or an aggregate market value of $670.9 million.

The change in the carrying value of our investment in Kronos during the first quarter of 2014 is summarized below:

Amount
(In millions)
Balance at the beginning of the period	$284.5
Equity in earnings of Kronos	4.3
Dividends received from Kronos	(5.3)
Other, principally equity in Kronos’ other comprehensive loss	(3.4)
Balance at the end of the period	$280.1

Selected financial information of Kronos is summarized below:

	December 31, 2013	March 31, 2014
	(In millions)
Current assets	$781.2	$937.9
Property and equipment, net	536.3	534.4
Investment in TiO2 joint venture	102.3	97.8
Other noncurrent assets	199.3	185.9
Total assets	$1,619.1	$1,756.0

Current liabilities	$278.0	$274.9
Long-term debt	180.4	346.6
Accrued pension and postretirement benefits	171.6	165.7
Other noncurrent liabilities	54.0	48.2
Stockholders’ equity	935.1	920.6
Total liabilities and stockholders’ equity	$1,619.1	$1,756.0

	Three months ended March 31,
	2013	2014
	(In millions)
Net sales	$463.6	$420.1
Cost of sales	459.7	339.6
Income (loss) from operations	(46.9)	26.0
Net income (loss)	(41.1)	14.3

Note 6 - Other noncurrent assets, net:

	December 31, 2013	March 31, 2014
	(In thousands)
Restricted cash	$1,687	$1,687
Assets held for sale	532	532
Pension asset	364	523
Other	124	125
Total	$2,707	$2,867

Note 7 - Accrued and other current liabilities:

	December 31, 2013	March 31, 2014
	(In thousands)
Employee benefits	$7,653	$4,406
Professional fees and legal settlements	1,855	2,085
Income taxes payable to Valhi	-	592
Other	1,691	1,715
Total	$11,199	$8,798

Note 8 - Long-term debt:

During the first three months of 2014, we had no borrowings under our promissory note with Valhi, and at March 31, 2014, the full $40 million was available for borrowing under this facility.  The amount of any such loan Valhi would make to us is at Valhi’s discretion.

Note 9 - Other noncurrent liabilities:

	December 31, 2013	March 31, 2014
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	575	574
Other	922	904
Total	$18,329	$18,310

Note 10 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended March 31,
	2013	2014
	(In thousands)
Interest cost	$572	$628
Expected return on plan assets	(1,000)	(852)
Recognized actuarial losses	309	232
Total	$(119)	$8

Postretirement benefits - The components of net periodic postretirement benefits other than pension income are presented in the table below.

	Three months ended March 31,
	2013	2014
	(In thousands)
Interest cost	$26	$29
Amortization of prior service credit	(171)	(161)
Recognized actuarial gain	(37)	(44)
Total	$(182)	$(176)

Contributions - We currently expect our 2014 contributions to our defined benefit pension plans and other postretirement plans to be approximately $2.3 million.

Note 11 - Other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to NL stockholders for the three months ended March 31, 2013 and 2014 are presented in the table below.

	Three months ended March 31,
	2013	2014
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$105,419	$154,169
Other comprehensive income (loss) - unrealized gains (losses) arising during the year	33,901	(83,931)
Balance at end of period	$139,320	$70,238
Currency translation:
Balance at beginning of period	$(135,165)	$(133,816)
Other comprehensive loss	(5,390)	(514)
Balance at end of period	$(140,555)	$(134,330)
Defined benefit pension plans:
Balance at beginning of period	$(66,402)	$(56,644)
Other comprehensive income - amortization of net losses included in net periodic pension cost	699	537
Balance at end of period	$(65,703)	$(56,107)
OPEB plans:
Balance at beginning of period	$895	$1,275
Other comprehensive loss - amortization of prior service credit and net gains included in net periodic OPEB cost	(144)	(157)
Balance at end of period	$751	$1,118
Total accumulated other comprehensive loss:
Balance at beginning of period	$(95,253)	$(35,016)
Other comprehensive income (loss)	29,066	(84,065)
Balance at end of period	$(66,187)	$(119,081)

See Note 10 for amounts related to our defined benefit pension plans and OPEB plans.

Note 12 - Income taxes:

	Three months ended March 31,
	2013	2014
	(In millions)
Expected tax provision (benefit) at U.S. federal statutory income tax rate of 35%	$(5.2)	$1.8
Incremental U.S. tax and rate differences on equity in earnings	(7.4)	(1.0)
Nontaxable income	(.2)	(.3)
U.S. state income taxes and other, net	.1	.5
Total	$(12.7)	$1.0

	Three months ended March 31,
	2013	2014
	(In millions)
Comprehensive provision (benefit) for income taxes allocable to:
Net income	$(12.7)	$1.0
Other comprehensive income (loss):
Marketable securities	18.3	(45.2)
Currency translation	(2.9)	(.3)
Pension plans	.4	.3
OPEB plans	(.1)	(.1)
Total	$3.0	$(44.3)

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

In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004.  Kronos objects to the re-assessments and believes the position is without merit. If the full amount of the proposed adjustment contained in the re-assessment notices were ultimately to be assessed against Kronos, the cash tax liability would be approximately $15.2 million.  Kronos believes that it has adequate accruals for this matter.

Our 2014 provision for income taxes includes a $.4 million provision which is a correction of amounts that should have been recognized in the fourth quarter of 2012 and is not material to any current or prior periods.

We currently estimate that our unrecognized tax benefits will decrease by approximately $4.6 million during the next twelve months due to the expiration of certain statutes of limitation.

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

In one of these lead pigment cases, in April 2000 we were served with a complaint (County of Santa Clara v. Atlantic Richfield Company, et al, Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs had expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the Court issued a judgment finding us, The Sherwin Williams Company and ConAgra jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement. In February 2014, we filed a motion for a new trial, and in March 2014 the court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California.  NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and we will defend vigorously against all claims.

The Santa Clara case is unique in that this is the second time that an adverse verdict in the lead pigment litigation has been entered against NL (the first adverse verdict against NL was ultimately overturned on appeal). We have concluded that the likelihood of a loss in this case has not reached a standard of “probable” as contemplated by ASC 450, given (i) the substantive, substantial and meritorious grounds on which the adverse verdict in the Santa Clara case will be appealed, (ii) the uniqueness of the Santa Clara verdict (i.e. no final, non-appealable verdicts have ever been rendered against us, or any of the other former lead pigment manufacturers, based on the public nuisance theory of liability or otherwise), and (iii) the rejection of the public nuisance theory of liability as it relates to lead pigment matters in many other jurisdictions (no jurisdiction in which a plaintiff has asserted a public nuisance theory of liability has ever successfully been upheld).  In addition, liability that may result, if any, cannot be reasonably estimated, as NL continues to have no basis on which an estimate of liability could be made, as discussed above. However, as with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process, that NL may in the future incur some liability resulting in the recognition of a loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2013 and March 31, 2014, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first quarter of 2014 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$113,636
Additions charged to expense, net	132
Payments, net	(541)
Balance at the end of the period	$113,227
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$4,838
Noncurrent liability	108,389
Total	$113,227

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At March 31, 2014, we had accrued approximately $113 million related to approximately 45 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $153 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2014, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2013 Annual Report.

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

We believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material). Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity. We have sought and will continue to vigorously seek, dismissal and/or a finding of no liability from each claim. In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us. For a discussion of other legal proceedings to which we are a party, refer to our 2013 Annual Report.

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

Note 14 - Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2013 and March 31, 2014:

	December 31, 2013		March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash, cash equivalents and restricted cash	$57,639	$57,639	$57,504	$57,504
Noncontrolling interest in CompX common stock	13,615	23,119	13,812	16,798
NL stockholders’ equity	355,380	544,174	275,070	527,625

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

RESULTS OF OPERATIONS:

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represents management’s beliefs and assumptions based on currently available information.  Statements in this report including, but not limited to, the statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC, which include, but are not limited to, the following:

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

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks)
•	Decisions to sell operating assets other than in the ordinary course of business
•	Kronos’ ability to renew or refinance debt
•	Our ability to maintain sufficient liquidity
•	The timing and amounts of insurance recoveries
•	The extent to which our subsidiaries or affiliates were to become unable to pay us dividends
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	Uncertainties associated with CompX’s development of new product features
•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
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

Should one or more of these risks materialize (or if the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Results of operations

Net income (loss) overview

Quarter ended March 31, 2014 compared to the quarter ended March 31, 2013

Our net income attributable to NL stockholders was $3.8 million, or $.08 per share, in the first quarter of 2014 compared to a net loss attributable to NL stockholders of $2.1 million, or $.04 per share, in the first quarter of 2013.

As more fully described below, the increase in our earnings per share from 2013 to 2014 is primarily due to:

•	higher income from operations attributable to CompX,
•	equity in earnings from Kronos in 2014 compared to equity in losses from Kronos in 2013, and
•	lower environmental remediation and related costs in 2014.

Our 2014 net income attributable to NL stockholders includes income of $.01 per share, net of income taxes, related to insurance recoveries we recognized.

Our 2013 net loss attributable to NL stockholders includes:

•	income of $.01 per share, net of income taxes, related to insurance recoveries we recognized, and
•

a charge of $.02 per share included in our equity in Kronos consisting of the write-off of unamortized original issue discount costs and deferred financing costs related to the voluntary prepayment of $290 million of its term loan.

Loss from operations

The following table shows the components of our loss from operations.

	Three months ended March 31,		% Change
	2013	2014
	(in millions)
CompX	$1.4	$3.3	136%
Insurance recoveries	.6	.8	33%
Other income	-	.1	n.m.
Corporate expense and other, net	(4.9)	(4.3)	(14)%
Loss from operations	$(2.9)	$(.1)

n.m. - not meaningful

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our loss from operations.

	Three months ended March 31,		% Change
	2013	2014
	(in millions)
Equity in earnings (losses) of Kronos	$(12.5)	$4.3	134%
Interest and dividend income	.7	.7	-
Interest expense	(.1)	-	(100)%

CompX International Inc.

	Three months ended March 31,		% Change
	2013	2014
	(in thousands)
Net sales	$21,453	$25,781	20%
Cost of sales	15,433	18,032	17%
Gross margin	6,020	7,749	29%
Operating costs and expenses	(4,586)	(4,461)	(3)%
Income from operations	$1,434	$3,288	129%
Percentage of net sales:
Cost of sales	72%	70%
Gross margin	28%	30%
Income from operations	7%	13%

Net sales - Net sales increased $4.3 million in the first quarter of 2014 compared to the first quarter of 2013, led by strong demand, within CompX’s Security Products business, including new products for an existing government customer, increased market penetration in electronic locks and strong demand in transportation markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin - Cost of sales as a percentage of net sales decreased by 2% in the first quarter of 2014 compared to the first quarter of 2013.  As a result, gross margin increased over the same periods. The increase in gross margin is primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet the higher demand for our products.

Operating costs and expenses - Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment. Operating costs and expenses decreased slightly in the first quarter of 2014 as compared to the first quarter of 2013 due to reduced administrative personnel costs.

Income from operations - As a percentage of net sales, income from operations increased by 6% in the first quarter of 2014 compared to the first quarter of 2013 and was primarily impacted by the factors affecting gross margin and operating costs and expenses above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended March 31,		% Change
	2013	2014
	(in thousands)
Net sales:
Security Products	$18,974	$22,964	21%
Marine Components	2,479	2,817	14%
Total net sales	$21,453	$25,781	20%
Gross margin:
Security Products	$5,638	$7,254	29%
Marine Components	382	495	30%
Total gross margin	$6,020	$7,749	29%
Income (loss) from operations:
Security Products	$3,193	$4,699	47%
Marine Components	(110)	(16)	(85)%
Corporate operating expense	(1,649)	(1,395)	(15)%
Total income from operations	$1,434	$3,288	129%
Gross margin:
Security Products	30%	32%
Marine Components	15%	18%
Total gross margin	28%	30%
Income from operations margin:
Security Products	17%	20%
Marine Components	(4)%	(1)%
Total income from operations margin	7%	13%

Security Products - Security Products net sales increased 21% in the first quarter of 2014 compared to the first quarter of 2013. The increase in sales is primarily due to an increase of approximately $1.6 million in sales of new products for an existing customer, $1.0 million to transportation market customers as a result of general improvement in demand, and $.9 million to electronic lock customers in 2014 due to two special project installations.  As a percentage of net sales, gross margin increased approximately 2% in the first quarter of 2014 compared to the first quarter of 2013 primarily due to improved coverage of fixed manufacturing costs over increased production volumes.  Additionally, operating costs and expenses increased only slightly from the first quarter of 2013.  As a result, income from operations as a percentage of net sales for Security Products increased 3% in the first quarter of 2014 compared to the first quarter of 2013.

Marine Components - Marine Components net sales increased 14% in the first quarter of 2014 as compared to the first quarter of 2013. The increase in sales is primarily due to gains in market share for products sold to the performance boat and ski/wakeboard marine markets. Gross margin and loss from operations percentage improved in the first quarter of 2014 compared to the first quarter of 2013 primarily due to increased leverage of fixed costs as a result of higher volumes.

Outlook - While the robust demand for our products experienced in the first quarter does not reflect our expectation for full year sales trends due to the impact of one-time projects and seasonal influences for some of our larger customers, we believe that the overall demand signals are currently positive in various markets we serve.  In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications.  And while we cannot attribute current sales levels to perceptible growth in the overall North American economy, we do believe that the markets we serve are benefitting from improved stability in general economic conditions. As in prior periods, we will continue to monitor sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.

Volatility in the costs of commodity raw materials is expected to continue. Our primary commodity raw materials are zinc, brass and stainless steel, which together represent approximately 11% of our total cost of sales. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

General corporate and other items

Insurance recoveries - We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable.  See Note 13 to our Condensed Consolidated Financial Statements.

Corporate expense - Corporate expenses were $4.3 million in the first quarter of 2014, $.6 million lower than in the first quarter of 2013 primarily due to lower environmental remediation and related costs in 2014.  Included in corporate expense in the first quarters of 2013 and 2014 are:

•	litigation and related costs of $2.1 million in 2014 compared to $2.0 million in 2013, and
•	environmental remediation and related costs of $.1 million in 2014 compared to $1.2 million in 2013.

The level of our litigation and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 13 to our Condensed Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expect to be involved during 2014 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2014, our corporate expenses would be higher than we currently estimate.  In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase in our accrued environmental costs.  See Note 13 to our Condensed Consolidated Financial Statements.

Overall, we expect that our general corporate expenses for all of calendar 2014 will be lower than 2013 primarily due to lower expected environmental remediation and related costs.  If our current expectations regarding the number of cases or sites in which we expect to be involved during 2014, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Income tax expense (benefit) - We recognized an income tax expense of $1.0 million in the first quarter of 2014 compared to an income tax benefit of $12.7 million in the first quarter of 2013.  The higher income tax expense recognized during 2014 is primarily attributable to equity in earnings of Kronos in 2014 compared to equity in losses of Kronos in 2013.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2014 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest - Noncontrolling interest in net income of CompX increased from $.1 million in the first quarter of 2013 to $.3 million in the first quarter of 2014.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (loss) of Kronos Worldwide, Inc.

	Three months ended March 31,		% Change
	2013	2014
	(in millions)
Net sales	$463.6	$420.1	(9)%
Cost of sales	459.7	339.6	(26)%
Gross margin	$3.9	80.5
Income (loss) from operations	$(46.9)	$26.0	155%
Interest and dividend income	.3	.2	(33)%
Loss on prepayment of debt	(6.6)	-	(100)%
Interest expense	(6.4)	(4.0)	(38)%
	(59.6)	22.2
Income tax expense (benefit)	(18.5)	7.9	143%
Net income (loss)	$(41.1)	$14.3
Percentage of net sales:
Cost of sales	99%	81%
Income (loss) from operations	(10)%	6%
Equity in earnings (loss) of Kronos Worldwide, Inc.	$(12.5)	$4.3
TiO2 operating statistics:
Sales volumes*	132	122	(7)%
Production volumes*	122	120	(2)%
Percentage change in Ti02 net sales:
TiO2 product pricing			(5)%
TiO2 sales volumes			(7)
TiO2 product mix			1
Changes in currency exchange rates			2
Total			(9)%

*	Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Current industry conditions - As previously discussed, after about a year of decreasing selling prices within the TiO2 industry, Kronos’ TiO2 selling prices generally stabilized during the second half of 2013.  Kronos’ average selling prices at the end of the first quarter of 2014 were 4% lower as compared to the end of 2013, with lower prices primarily in certain export markets that resulted from competitive pressures.  As a result, Kronos experienced significantly lower sales to its generally lower-margin export markets in the first quarter of 2014 as compared to the same period in 2013.  Demand for TiO2 products has generally been strong in 2014 in European and North American markets, as customers have generally depleted their inventories in response to general global economic uncertainty.

Kronos operated its production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While Kronos’ production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at its Canadian production facility, Kronos’ utilization rates were also impacted by the lockout at the Canadian production facility in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.   Kronos operated its production facilities at overall average capacity utilization rates of 90% in the first quarter of 2014 primarily as a result of the restart of production at its Canadian facility

Kronos’ cost of sales per metric ton of TiO2 sold in the first quarter of 2013 was significantly higher than TiO2 sold in the first quarter of 2014, as a substantial portion of the TiO2 products Kronos sold in the first quarter of 2013 was produced with the higher-cost feedstock ore procured in 2012.  Kronos has seen moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and continuing into 2014, but such reductions did not begin to be significantly reflected in its cost of sales until the third quarter of 2013.

Net sales – Kronos’ net sales in the first quarter of 2014 decreased 9%, or $43.5 million, compared to the first quarter of 2013 primarily due to a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $23 million) and to a 7% decrease in sales volumes (which decreased net sales by approximately $32 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 7% in the first quarter of 2014 as compared to the first quarter of 2013 with the lower volumes in export markets offset in part by increased demand in certain European markets.  Kronos estimates that changes in currency exchange rates increased net sales by approximately $7 million as compared to the first quarter of 2013.

Cost of sales – Kronos’ cost of sales decreased $120.1 million or 26% in the first quarter of 2014 compared to 2013 primarily due to the net impact of lower raw materials and other production costs of approximately $93 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), a 7% decrease in sales volumes and a 2% decrease in TiO2 production volumes.  As expected, Kronos’ cost of sales per metric ton of TiO2 sold in the first quarter of 2014 was significantly lower than TiO2 sold in the first quarter of 2013, primarily due to lower raw material costs as discussed above, and its cost of sales as a percentage of net sales correspondingly decreased to 81% in the first quarter of 2014 compared to 99% in the same period of 2013.

Gross margin and income (loss) from operations – Kronos’ income from operations increased by $72.9 million from a loss of $46.9 million in the first quarter of 2013 to income of $26.0 million in the first quarter of 2014.  Income (loss) from operations as a percentage of net sales increased to 6% in the first quarter of 2014 from (10)% in the same period of 2013.  This increase was driven by the increase in gross margin, which increased to 19% for the first quarter of 2014 compared to 1% for the first quarter of 2013.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), lower selling prices and sales volumes.  Additionally, changes in currency exchange rates have positively affected Kronos’ gross margin and income from operations.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $8 million in the first quarter of 2014 as compared to the first quarter of 2013.

Other non-operating income (expense) - Kronos recognized an aggregate $6.6 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first quarter of 2013 related to the voluntary prepayment of $290 million of its prior term loan.

Kronos’ interest expense decreased $2.4 million from $6.4 million in the first quarter of 2013 to $4.0 million in the first quarter of 2014 primarily due to lower average interest rates on outstanding borrowings in the first quarter of 2014 and slightly lower average debt balances.  Kronos currently expects its interest expense for all of 2014 will be higher as compared to 2013, as higher overall average debt levels resulting from the new term loan it issued in February 2014 would more than offset the favorable impact of lower average interest rates on outstanding borrowings.

Income tax expense (benefit) - Kronos recognized income tax expense of $7.9 million in the first quarter of 2014 compared to a benefit of $18.5 million in the same period last year.  This difference is primarily due to its increased earnings.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $842 million and $127 million for German corporate and trade tax purposes, respectively, at December 31, 2013) and in Belgium (the equivalent of $102 million for Belgian corporate tax purposes at December 31, 2013).  At March 31, 2014, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) it has utilized a portion of such German carryforwards during the most recent three-year period and (iii) it currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if Kronos were to generate losses in its German and Belgian operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point it would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates

three months ended March 31, 2014 vs. March 31, 2013

	Transaction gain/(loss) recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$7	$7
Income from operations	2	(3)	(5)	13	8

Outlook

During the first quarter of 2014 Kronos operated its production facilities at 90% of practical capacity.  This reflects an increased plant utilization rate as compared to the last half of 2013.  While Kronos’ production capacity utilization rates in the second half of 2013 were impacted by the lockout at its Canadian production facility, its utilization rates were also impacted by the lockout at the Canadian production facility in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  While Kronos expects its production volumes to be higher in 2014 as compared to 2013, Kronos expects to continue to operate below production capacity in 2014.  The less-than-full production utilization is principally due to the ramp-up of operations at its Canadian facility following the end of the lockout as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.  Assuming economic conditions do not deteriorate in the various regions of the world, Kronos expects its sales volumes to be higher in 2014 as compared to 2013.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and continuing into 2014, and consequently its cost of sales per metric ton of TiO2 sold in the first quarter of 2014 was significantly lower than its cost of sales per metric ton of TiO2 sold in the first quarter of 2013.  Given the time lag between when Kronos procures third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in its cost of sales, Kronos expects its cost of sales per metric ton of TiO2 sold in calendar 2014 will be lower than the cost of sales per metric ton of TiO2 sold in calendar 2013, and its cost of sales per metric ton of TiO2 sold in the remainder of 2014 will be lower than the cost per metric ton of TiO2 sold in the first quarter of 2014.  Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for Kronos’ products over the past year and generate an acceptable operating margin.  Kronos started 2014 with selling prices 6% lower than as compared to the beginning of 2013, and prices declined by an additional 4% in the first quarter of 2014.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result, lead times for delivery are increasing.  With the strong sales volumes experienced in 2013 and in certain established markets during the first quarter of 2014, Kronos continues to see evidence of improvement in demand for its TiO2 products in certain of its primary markets, which Kronos believes will support implementation of selling price increases during 2014.  The extent to which Kronos will be able to achieve price increases during 2014 will depend on market conditions.

Overall, Kronos expects that income from operations in 2014 will be higher as compared to 2013, as a result of:

•	the favorable effect of lower third-party feedstock ore costs,
•	the favorable effects of anticipated higher sales and production volumes in 2014 (in part from the resumption of production at its Canadian TiO2 production facility),
•	the litigation settlement charge recognized in third quarter 2013, and
•	the favorable impact of increases in its selling prices that Kronos would be able to achieve during 2014.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely. Given the lead time required for such production capacity expansions, Kronos expects a prolonged shortage of TiO2 products will occur as economic conditions improve and global demand levels for TiO2 continue to increase.

Kronos’ expectations for its future operating results are based upon a number of factors beyond its control, including worldwide growth of GDP, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances.  If actual developments differ from its expectations, Kronos’ results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Changes in working capital are primarily related to changes in receivables and inventories (as discussed below) and payables and accrued liabilities.  Net cash provided by operating activities was $.7 million in the first quarter of 2014 compared to net cash used in operating activities of $2.2 million in the first quarter of 2013.

The $2.9 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations attributable to CompX of $1.8 million,
•

higher amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2014 of $1.5 million, primarily related to relatively higher account receivable and inventory balances in 2014 (as discussed below),

•	cash received for insurance recoveries of $2.4 million in 2014 compared to $.3 million in 2013,
•	lower amounts paid for environmental remediation and related costs in 2014 of $.2 million,
•	lower cash paid for interest in 2014 of $.1 million, and
•	cash received for income taxes in 2014 of $.1 million compared to cash paid for income taxes in 2013 of $.3 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended March 31,
	2013	2014
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$(14.6)	$(2.3)
NL Parent and wholly-owned subsidiaries	13.7	3.5
Eliminations	(1.3)	(.5)
Total	$(2.2)	$.7

Relative changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.  Overall, our March 31, 2014 average days sales outstanding and days in inventory compared to December 31, 2013 is in line with our expectations. For comparative purposes, we have provided December 31, 2012 and March 31, 2013 numbers below.

	December 31, 2012	March 31, 2013	December 31, 2013	March 31, 2014
Days sales outstanding	40 days	40 days	35 days	45 days
Days in inventory	74 days	70 days	76 days	76 days

Investing and financing activities

CompX spent $.7 million in the first quarter of 2013and $.8 million in the first quarter of 2014 on capital expenditures.

During 2013, we paid a regular quarterly dividend to stockholders of $.125 per share.  In February 2014, our Board of Directors deferred consideration of a first quarter 2014 cash dividend and no dividend was paid in the first quarter.  In May 2014, after considering our results of operations, financial conditions and cash requirements for our businesses, our Board of Directors suspended our regular quarterly dividend.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

Outstanding debt obligations

At March 31, 2014, NL and CompX did not have any outstanding debt obligations.

The terms of Kronos’ indebtedness contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios.  In December 2013, the lenders under the European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but Kronos’ ability to borrow any amounts under the facility is subject to the requirement that the borrowers maintain a specified level of EBITDA.  Kronos is in compliance with all of its respective debt covenants at March 31, 2014, as amended by the waiver with respect to the European revolving credit facility discussed above.  We believe that Kronos will be able to comply with its financial covenants through their maturities, including the requirement to maintain a specified level of EBITDA with respect to its European revolving credit facility consistent with the waiver; however, if future operating results differ materially from our predictions Kronos may be unable to maintain compliance.  In such an event, Kronos believes it has alternate sources of liquidity, including cash on hand and borrowings under its North American revolver (which does not contain any financial maintenance covenants) in order to adequately address any compliance issues which might arise.  Neither Kronos’ new term loan nor its North American revolving credit facility contains a financial maintenance covenant.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities and credit facilities with affiliates and banks as further discussed below.  We generally use these amounts to (i) fund capital expenditures (substantially all of which relate to CompX), (ii) pay ongoing environmental remediation and litigation costs and (iii) provide for the payment of dividends (if declared).

At March 31, 2014, we had aggregate cash, cash equivalents and restricted cash of $57.5 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$35.0
NL Parent and wholly-owned subsidiaries	22.5
Total	$57.5

In addition, at March 31, 2014 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $126.8 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at March 31, 2014 with an aggregate market value of $587.5 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2015).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At March 31, 2014, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any amounts from Valhi during the remainder of 2014 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2014 approximated $.6 million.  CompX’s 2014 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain or improve facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2014, based on the number of shares of common stock of these affiliates we own as of March 31, 2014 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at March 31, 2014	Quarterly Dividend Rate	Annual Expected Dividend
	(in millions)		(in millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.05	2.9
Total expected annual dividends			$26.2

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

Off-balance sheet financing arrangements

Other than operating lease commitments discussed in our 2013 Annual Report, we are not party to any material off-balance sheet financing arrangements.

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2013 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described to our 2013 Annual Report, or in Note 13 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2013 Annual Report, and we refer you to Part I, Item 7A. –“Quantitative and Qualitative Disclosure about Market Risk” in our 2013 Annual Report. See also Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Robert D. Graham, our Vice Chairman, President and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2014.

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

Changes in internal control over financial reporting – During the first quarter of 2014, CompX implemented a new enterprise resource planning system covering its financial, production and logistics processes.  We believe we have maintained appropriate internal control over financial reporting during the implementation period.  There has been no other change to our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 13 to our Condensed Consolidated Financial Statements, to our 2013 Annual Report.

County of Santa Clara v. Atlantic Richfield Company, et al (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657).  In March 2014, NL’s motion for a new trial was denied and we and the two other defendants, The Sherwin Williams Company and ConAgra, as well as the plaintiffs, filed notices of appeal.

Lewis, et al v. Lead Industries Association, et al (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).   In March 2014, plaintiffs filed a new class certification motion.

Circuit Court Cases in Milwaukee County, Wisconsin.  In March 2014, the court in Clark denied our motion to dismiss the case based on the new 2013 Wisconsin statute.  In April 2014, NL along with the other defendants filed a petition requesting appellate review.

Unilateral Administrative Order (UAO) for Remedial Design at the Gowanus Canal Superfund Site, Brooklyn, New York.  In March 2014, EPA issued a UAO to NL and approximately 27 other PRPs for performance of the Remedial Design at the Gowanus Canal Superfund Site (the “Site”).  EPA contends that NL is liable as the alleged successor to the Doehler Die Casting Company (“Doehler”), and therefore responsible for any potential contamination at the Site resulting from Doehler’s ownership/operation of a warehouse and a die casting plant it owned 90 years ago. NL believes that it has no liability at the Site.  NL is currently in discussions with EPA regarding a de minimis settlement and is otherwise taking actions necessary to respond to the UAO. If these discussions are unsuccessful, NL will continue to deny liability and will defend vigorously against all of the claims.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2013 Annual Report. There have been no material changes to such risk factors during the three months ended March 31, 2014.

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 8, 2014	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: May 8, 2014	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)