Form 10-Q
period 2014-06-30
NL INDUSTRIES INC
filed 2014-08-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

Number of shares of the Registrant’s common stock outstanding on July 31, 2014: 48,682,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2013	June 30, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,609	$57,943
Restricted cash and cash equivalents	3,343	3,186
Accounts and other receivables, net	10,632	12,859
Inventories, net	13,235	15,875
Prepaid expenses and other	809	595
Deferred income taxes	3,786	3,786

Total current assets	84,414	94,244

Other assets:
Marketable securities	252,677	92,274
Investment in Kronos Worldwide, Inc.	284,523	283,375
Goodwill	27,156	27,156
Other assets, net	2,707	2,960
Deferred income taxes	19	19

Total other assets	567,082	405,784

Property and equipment:
Land	5,138	5,138
Buildings	20,793	20,984
Equipment	58,195	61,519
Construction in progress	2,588	598

	86,714	88,239
Less accumulated depreciation	52,385	54,138

Net property and equipment	34,329	34,101

Total assets	$685,825	$534,129

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31, 2013	June 30, 2014
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,006	$5,195
Accrued and other current liabilities	11,199	9,386
Accrued environmental remediation and related costs	4,859	12,457
Income taxes	6	8

Total current liabilities	19,070	27,046

Noncurrent liabilities:
Accrued pension costs	5,453	4,550
Accrued postretirement benefit (OPEB) costs	3,268	3,052
Accrued environmental remediation and related costs	108,777	105,774
Deferred income taxes	161,933	104,021
Other	18,329	18,335

Total noncurrent liabilities	297,760	235,732

Equity:
NL stockholders’ equity:
Common stock	6,084	6,085
Additional paid-in capital	300,223	300,388
Retained earnings	84,089	93,316
Accumulated other comprehensive loss	(35,016)	(142,512)

Total NL stockholders’ equity	355,380	257,277

Noncontrolling interest in subsidiary	13,615	14,074

Total equity	368,995	271,351

Total liabilities and equity	$685,825	$534,129

Commitments and contingencies (Notes 12 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(unaudited)

Net sales	$24,039	$26,848	$45,492	$52,629
Cost of sales	16,429	18,235	31,862	36,267

Gross margin	7,610	8,613	13,630	16,362

Selling, general and administrative expense	4,667	4,701	9,253	9,162
Other operating income (expense):
Insurance recoveries	946	411	1,576	1,198
Other income	14	-	14	131
Corporate expense and other, net	(16,325)	(9,008)	(21,242)	(13,278)

Loss from operations	(12,422)	(4,685)	(15,275)	(4,749)

Equity in earnings (loss) of Kronos Worldwide, Inc.	(10,303)	10,069	(22,790)	14,412
Other income (expense):
Interest and dividends	741	297	1,484	1,022
Interest expense	(58)	-	(117)	-

Income (loss) before income taxes	(22,042)	5,681	(36,698)	10,685

Income tax expense (benefit)	(8,024)	(125)	(20,682)	845

Net income (loss)	(14,018)	5,806	(16,016)	9,840
Noncontrolling interest in net income of subsidiary	237	334	357	613

Net income (loss) attributable to NL stockholders	$(14,255)	$5,472	$(16,373)	$9,227

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.29)	$.11	$(.34)	$.19

Cash dividend per share	$.125	$-	$.250	$-

Weighted average shares used in the calculation of net income (loss) per share	48,671	48,678	48,670	48,676

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(unaudited)

Net income (loss)	$(14,018)	$5,806	$(16,016)	$9,840

Other comprehensive income (loss), net of tax:
Marketable securities	(22,075)	(22,933)	11,826	(106,864)
Currency translation	1,116	(860)	(4,274)	(1,374)
Defined benefit pension plans	687	518	1,386	1,055
Other postretirement benefit plans	(144)	(156)	(288)	(313)

Total other comprehensive income (loss)	(20,416)	(23,431)	8,650	(107,496)

Comprehensive loss	(34,434)	(17,625)	(7,366)	(97,656)
Comprehensive income attributable to noncontrolling interest	237	334	357	613
Comprehensive loss attributable to NL stockholders	$(34,671)	$(17,959)	$(7,723)	$(98,269)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2014

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest in subsidiary	Total equity
	(unaudited)
Balance at December 31, 2013	$6,084	$300,223	$84,089	$(35,016)	$13,615	$368,995

Net income	-	-	9,227	-	613	9,840
Other comprehensive loss, net of tax	-	-	-	(107,496)	-	(107,496)
Issuance of NL common stock	1	76	-	-	-	77
Dividends	-	-	-	-	(164)	(164)
Other, net	-	89	-	-	10	99

Balance at June 30, 2014	$6,085	$300,388	$93,316	$(142,512)	$14,074	$271,351

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(16,016)	$9,840
Depreciation and amortization	1,689	1,777
Deferred income taxes	(18,185)	(45)
Equity in (earnings) loss of Kronos Worldwide, Inc.	22,790	(14,412)
Distributions from Kronos Worldwide, Inc.	10,566	10,566
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(229)	18
Other postretirement benefits	(364)	(353)
Other, net	1,107	375
Change in assets and liabilities:
Accounts and other receivables, net	(2,333)	(2,381)
Inventories, net	(1,154)	(2,784)
Prepaid expenses and other	148	215
Accounts payable and accrued liabilities	(3,291)	(179)
Income taxes	(5)	(4)
Accounts with affiliates	(2,782)	764
Accrued environmental remediation and related costs	11,785	4,595
Other noncurrent assets and liabilities, net	(1,097)	(1,079)

Net cash provided by operating activities	2,629	6,913

Cash flows from investing activities:
Capital expenditures	(1,553)	(1,655)
Change in restricted cash equivalents, net	1,021	240
Collection of note receivable	3,034	-
Proceeds from the disposal of:
Assets held for sale	1,559	-
Marketable securities	272	-
Property, plant and equipment and other assets	2	-
Purchase of marketable securities	(261)	-

Net cash provided by (used in) investing activities	4,074	(1,415)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six months ended June 30,
	2013	2014
	(unaudited)
Cash flows from financing activities:
Cash dividends paid	$(12,168)	$-
Distributions to noncontrolling interests in subsidiary	(287)	(164)
Repayments of indebtedness	(500)	-

Net cash used in financing activities	(12,955)	(164)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(6,252)	5,334
Cash and cash equivalents at beginning of period	77,987	52,609

Cash and cash equivalents at end of period	$71,735	$57,943

Supplemental disclosures:
Cash paid for:
Interest	$155	$-
Income taxes, net	289	187

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At June 30, 2014, (i) Valhi, Inc.  (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) a wholly-owned subsidiary of Contran Corporation (Contran) held approximately  94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on March 12, 2014 (the 2013 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2014 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

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

Note 2 - Accounts and other receivables, net:

	December 31, 2013	June 30, 2014
	(In thousands)
Trade receivables – CompX	$8,662	$12,457
Accrued insurance recoveries	1,877	473
Income taxes receivable from Valhi	54	-
Other receivables	159	91
Refundable income taxes	8	14
Allowance for doubtful accounts	(128)	(176)
Total	$10,632	$12,859

Accrued insurance recoveries are discussed in Note 13.

Note 3 - Inventories, net:

	December 31, 2013	June 30, 2014
	(In thousands)
Raw materials	$3,565	$3,157
Work in process	6,696	10,021
Finished goods	2,974	2,697
Total	$13,235	$15,875

Note 4 - Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(In thousands)
December 31, 2013
Noncurrent assets
Valhi common stock	1	$252,677	$24,347	$228,330

June 30, 2014
Noncurrent assets
Valhi common stock	1	$92,274	$24,347	$67,927

At December 31, 2013 and June 30, 2014, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2013 and June 30, 2014, the quoted per share market price of Valhi common stock was $17.58 and $6.42, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Investment in Kronos Worldwide, Inc.:

At December 31, 2013 and June 30, 2014, we owned approximately 35.2 million shares of Kronos common stock.  At June 30, 2014, the quoted market price of Kronos’ common stock was $15.67 per share, or an aggregate market value of $551.9 million.  At December 31, 2013, the quoted market price was $19.05 per share, or an aggregate market value of $670.9 million.

The change in the carrying value of our investment in Kronos during the first six months of 2014 is summarized below.  See also Note 12.

Amount
(In millions)
Balance at the beginning of the period	$284.5
Equity in earnings of Kronos	14.4
Dividends received from Kronos	(10.6)
Other, principally equity in Kronos’ other comprehensive loss	(4.9)
Balance at the end of the period	$283.4

Selected financial information of Kronos is summarized below:

	December 31, 2013	June 30, 2014
	(In millions)
Current assets	$781.2	$943.9
Property and equipment, net	536.3	529.0
Investment in TiO2 joint venture	102.3	88.6
Other noncurrent assets	199.3	171.5
Total assets	$1,619.1	$1,733.0

Current liabilities	$278.0	$249.0
Long-term debt	180.4	345.8
Accrued pension and postretirement benefits	171.6	163.4
Other noncurrent liabilities	54.0	43.5
Stockholders’ equity	935.1	931.3
Total liabilities and stockholders’ equity	$1,619.1	$1,733.0

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In millions)
Net sales	$481.1	$443.5	$944.7	$863.6
Cost of sales	471.5	349.7	931.2	689.3
Income (loss) from operations	(47.7)	44.3	(94.6)	70.3
Net income (loss)	(33.9)	33.1	(75.0)	47.4

Note 6 - Other noncurrent assets, net:

	December 31, 2013	June 30, 2014
	(In thousands)
Restricted cash	$1,687	$1,604
Pension asset	364	697
Assets held for sale	532	532
Other	124	127
Total	$2,707	$2,960

Note 7 - Accrued and other current liabilities:

	December 31, 2013	June 30, 2014
	(In thousands)
Employee benefits	$7,653	$6,037
Professional fees and legal settlements	1,855	813
Income taxes payable to Valhi	-	653
Other	1,691	1,883
Total	$11,199	$9,386

Note 8 - Long-term debt:

During the first six months of 2014, we had no borrowings under our promissory note with Valhi, and at June 30, 2014, the full $40 million was available for borrowing under this facility.  The amount of any such loan Valhi would make to us is at Valhi’s discretion.

Note 9 - Other noncurrent liabilities:

	December 31, 2013	June 30, 2014
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	575	574
Other	922	929
Total	$18,329	$18,335

Note 10 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In thousands)
Interest cost	$526	$644	$1,098	$1,272
Expected return on plan assets	(986)	(856)	(1,986)	(1,708)
Recognized actuarial losses	306	222	615	454
Total	$(154)	$10	$(273)	$18

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In thousands)
Interest cost	$26	$28	$52	$57
Amortization of prior service credit	(171)	(161)	(342)	(322)
Recognized actuarial gain	(37)	(44)	(74)	(88)
Total	$(182)	$(177)	$(364)	$(353)

Contributions - We currently expect our 2014 contributions to our defined benefit pension plans and other postretirement plans to be approximately $2.3 million.

Note 11 - Other comprehensive income (loss):

Changes in accumulated other comprehensive loss attributable to NL stockholders for the three and six months ended June 30, 2013 and 2014 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$139,320	$70,238	$105,419	$154,169
Other comprehensive income (loss) -
unrealized gains (losses) arising during
the year	(22,075)	(22,933)	11,826	(106,864)

Balance at end of period	$117,245	$47,305	$117,245	$47,305

Currency translation:
Balance at beginning of period	$(140,555)	$(134,330)	$(135,165)	$(133,816)
Other comprehensive income (loss)	1,116	(860)	(4,274)	(1,374)

Balance at end of period	$(139,439)	$(135,190)	$(139,439)	$(135,190)

Defined benefit pension plans:
Balance at beginning of period	$(65,703)	$(56,107)	$(66,402)	$(56,644)
Other comprehensive income -
amortization of net losses included in
net periodic pension cost	687	518	1,386	1,055

Balance at end of period	$(65,016)	$(55,589)	$(65,016)	$(55,589)

OPEB plans:
Balance at beginning of period	$751	$1,118	$895	$1,275
Other comprehensive loss - amortization
of prior service credit and net gains
included in net periodic OPEB cost	(144)	(156)	(288)	(313)

Balance at end of period	$607	$962	$607	$962

Total accumulated other comprehensive loss:
Balance at beginning of period	$(66,187)	$(119,081)	$(95,253)	$(35,016)
Other comprehensive income (loss)	(20,416)	(23,431)	8,650	(107,496)

Balance at end of period	$(86,603)	$(142,512)	$(86,603)	$(142,512)

See Note 10 for amounts related to our defined benefit pension plans and OPEB plans.

Note 12 - Income taxes:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In millions)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 35%	$(7.7)	$1.9	$(12.8)	$3.7
Incremental U.S. tax and rate differences on equity in earnings	-	(2.3)	(7.4)	(3.3)
Nontaxable income	(.5)	-	(.7)	(.3)
U.S. state income taxes and other, net	.2	.3	.2	.7
Total	$(8.0)	$(.1)	$(20.7)	$.8

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
	(In millions)
Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(8.0)	$(.1)	$(20.7)	$.8
Other comprehensive income (loss):
Marketable securities	(11.9)	(12.4)	6.4	(57.5)
Currency translation	(.6)	(.4)	(2.3)	(.7)
Pension plans	.3	.3	.7	.6
OPEB plans	-	(.1)	(.1)	(.2)
Total	$(19.0)	$(12.7)	$(16.0)	$(57.0)

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

In 2011 and 2012, Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004.  Kronos objected to the re-assessments and believed the position was without merit. In the second quarter of 2014, the Appeals Division of the Canadian Revenue Authority ruled in Kronos’ favor and reversed in their entirety such notices of reassessment.  As a result, Kronos recognized a non-cash income tax benefit of $3.0 million related to the release of a portion of its reserve for uncertain tax positions in the second quarter of 2014 related to the completion of this Canadian income tax audit.  Also during the second quarter of 2014, Kronos recognized a non-cash income tax benefit of $3.1 million related to the release of a portion of its reserve for uncertain tax positions in conjunction with the completion of an audit of its U.S. income tax return for 2009.

Our 2014 provision for income taxes includes a first quarter $.4 million provision which is a correction of amounts that should have been recognized in the fourth quarter of 2012 and is not material to any current or prior periods.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•

we have never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

•	no final, non-appealable adverse verdicts have ever been entered against us, and
•

we have never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a twenty-year period for which we were previously a party and for which we have been dismissed without any finding of liability.

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

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

The Santa Clara case is unusual in that this is the second time that an adverse verdict in the lead pigment litigation has been entered against NL (the first adverse verdict against NL was ultimately overturned on appeal). We have concluded that the likelihood of a loss in this case has not reached a standard of “probable” as contemplated by ASC 450, given (i) the substantive, substantial and meritorious grounds on which the adverse verdict in the Santa Clara case will be appealed, (ii) the uniqueness of the Santa Clara verdict (i.e. no final, non-appealable verdicts have ever been rendered against us, or any of the other former lead pigment manufacturers, based on the public nuisance theory of liability or otherwise), and (iii) the rejection of the public nuisance theory of liability as it relates to lead pigment matters in many other jurisdictions (no jurisdiction in which a plaintiff has asserted a public nuisance theory of liability has ever successfully been upheld).  In addition, liability that may result, if any, cannot be reasonably estimated, as NL continues to have no basis on which an estimate of liability could be made, as discussed above. However, as with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process, that NL may in the future incur some liability resulting in the recognition of a loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2013 and June 30, 2014, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2014 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$113,636
Additions charged to expense, net	5,769
Payments, net	(1,174)
Balance at the end of the period	$118,231
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$12,457
Noncurrent liability	105,774
Total	$118,231

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At June 30, 2014, we had accrued approximately $118 million related to approximately 45 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $158 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At June 30, 2014, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2013 and June 30, 2014:

	December 31, 2013		June 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash, cash equivalents and restricted cash	$57,639	$57,639	$62,733	$62,733
Noncontrolling interest in CompX common stock	13,615	23,119	14,074	17,232
NL stockholders’ equity	355,380	544,174	257,277	452,264

The fair value of our noncontrolling interest in CompX and NL stockholder’s equity is based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by ASC Topic 820-10-35.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 15 - Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is effective for us beginning with in the first quarter of 2017.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are evaluating the effect the Standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the Standard.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  Statements in this report including, but not limited to, the statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information.  In some cases you can identify these forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC, which include, but are not limited to, the following:

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

Results of operations

Net income (loss) overview

Quarter ended June 30, 2014 compared to the quarter ended June 30, 2013

Our net income attributable to NL stockholders was $5.5 million, or $.11 per share, in the second quarter of 2014 compared to a net loss attributable to NL stockholders of $14.3 million, or $.29 per share, in the second quarter of 2013.

As more fully described below, the increase in our earnings per share from 2013 to 2014 is primarily due to:

•	higher income from operations attributable to CompX,
•	equity in earnings from Kronos in 2014 compared to equity in losses from Kronos in 2013, and
•	lower environmental remediation and related costs of $6.2 million in 2014.

Our 2014 net income attributable to NL stockholders includes:

•	income of $.01 per share, net of income taxes, related to insurance recoveries we recognized, and
•	income of $.02 per share, net of income taxes, included in our equity in Kronos related to a net reduction of Kronos’ reserve for uncertain tax positions.

Our 2013 net loss attributable to NL stockholders includes income of $.01 per share, net of income taxes, related to insurance recoveries we recognized.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Our net income attributable to NL stockholders was $9.2 million or $.19 per share in the first six months of 2014 compared to a net loss attributable to NL stockholders of $16.4 million or $.34 per share, in the first six months of 2013.

As more fully described below, the increase in our earnings per share from 2013 to 2014 is primarily related to

•	higher income from operations attributable to CompX,
•	equity in earnings from Kronos in 2014 compared to equity in losses from Kronos in 2013, and
•	lower environmental remediation and related costs of $7.2 million in 2014.

Our 2014 net income attributable to NL stockholders includes:

•	income of $.02 per share, net of income taxes, related to insurance recoveries we recognized, and
•	income of $.02 per share, net of income taxes, included in our equity in Kronos related to a net reduction of Kronos’ reserve for uncertain tax positions.

Our 2013 net loss attributable to NL stockholders includes:

•	income of $.02 per share, net of income taxes, related to insurance recoveries we recognized, and
•

a charge of $.02 per share, net of income taxes, included in our equity in Kronos consisting of the write-off of unamortized original issue discount costs and deferred financing costs related to the voluntary prepayment of $290 million of its term loan.

Loss from operations

The following table shows the components of our loss from operations.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2013	2014		2013	2014
	(In millions)
CompX	$2.9	$3.9	34%	$4.4	$7.2	64%
Insurance recoveries	.9	.4	(56)%	1.5	1.2	(20)%
Other income	-	-	-	-	.1	n.m. %
Corporate expense and other, net	(16.2)	(9.0)	(44)%	(21.2)	(13.3)	(37)%
Loss from operations	$(12.4)	$(4.7)		$(15.3)	$(4.8)

n.m. - not meaningful

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our loss from operations.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2013	2014		2013	2014
	(In millions)
Equity in earnings (losses) of Kronos	$(10.3)	$10.1	198%	$(22.8)	$14.4	163%
Interest and dividend income	.7	.3	(63)%	1.5	1.0	(33)%
Interest expense	(.1)	-	(100)%	(.1)	-	(100)%

CompX International Inc.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2013	2014		2013	2014
	(In thousands)
Net sales	$24,039	$26,848	12%	$45,492	$52,629	16%
Cost of sales	16,429	18,235	11%	31,862	36,267	14%
Gross margin	7,610	8,613		13,630	16,362
Operating costs and expenses	(4,667)	(4,701)	1%	(9,253)	(9,162)	(1)%
Income from operations	$2,943	$3,912		$4,377	$7,200
Percentage of net sales:
Cost of sales	68%	68%		70%	69%
Gross margin	32%	32%		30%	31%
Income from operations	12%	15%		10%	14%

Net sales - Net sales increased $2.8 million in the second quarter of 2014 and $7.1 million in the first six months of 2014 compared to the same periods in 2013, led by strong demand within CompX’s Security Products business, including new products for an existing government customer, increased market penetration in electronic locks, and strong demand in transportation markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin - As a percentage of net sales, cost of sales in the second quarter of 2014 is comparable to the second quarter of 2013 as improved coverage of fixed manufacturing costs over increased production volumes was offset by the impact of higher medical expenses in the second quarter of 2014.  As a result, gross margin as a percentage of net sales was comparable over the same period, while gross margin increased by $1.0 million due to higher sales.  Cost of sales as a percentage of sales decreased by 1% in the first six months of 2014 as compared to the first six months of 2013, primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet the higher demand for our products, partially offset by higher second quarter medical expenses in 2014 as mentioned above.  As a result, gross margin and gross margin as a percentage of net sales increased over the same period.

Operating costs and expenses - Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment. Operating costs and expenses in the second quarter of 2014 are comparable to the same period in 2013 and decreased slightly in the first six months of 2014 as compared to the same period in 2013 due to reduced administrative personnel costs offset in the second quarter of 2014 by increased administrative personnel costs for Security Products.

Income from operations - As a percentage of net sales, income from operations increased by approximately 2% in the second quarter of 2014, and increased by approximately 4% in the first six months of 2014.  These increases were primarily impacted by the factors affecting gross margin and operating costs and expenses above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2013	2014		2013	2014
	(In thousands)
Net sales:
Security Products	$20,826	$23,045	11%	$39,800	$46,009	16%
Marine Components	3,213	3,803	18%	5,692	6,620	16%
Total net sales	$24,039	$26,848	12%	$45,492	$52,629	16%
Gross margin:
Security Products	$6,800	$7,573	11%	$12,439	$14,827	19%
Marine Components	810	1,040	28%	1,191	1,535	29%
Total gross margin	$7,610	$8,613	13%	$13,630	$16,362	20%
Income from operations:
Security Products	$4,475	$4,842	8%	$7,667	$9,542	24%
Marine Components	312	521	67%	202	505	150%
Corporate operating expense	(1,844)	(1,451)	21%	(3,492)	(2,847)	18%
Total income from operations	$2,943	$3,912	33%	$4,377	$7,200	64%
Gross margin:
Security Products	33%	33%		31%	32%
Marine Components	25%	27%		21%	23%
Total gross margin	32%	32%		30%	31%
Income from operations margin:
Security Products	21%	21%		19%	21%
Marine Components	10%	14%		4%	8%
Total income from operations margin	12%	15%		10%	14%

Security Products - Security Products net sales increased 11% in the second quarter and 16% in the first six months of 2014 compared to the same periods last year.  The increase in sales for the second quarter and six month periods is primarily due to increases of approximately $1.3 million and $2.9 million, respectively, in sales of new products for an existing customer, $1.3 million and $2.3 million, respectively, to transportation market customers due to general improvement in seasonal demand, and $.4 million and $1.3 million, respectively, to electronic lock customers in 2014 due to two significant project installations.

Gross margin in the second quarter of 2014 was comparable to the same period in 2013 primarily due to improved coverage of fixed manufacturing costs over increased production volumes offset by the impact of an increase of $.4 million in medical expenses in the second quarter of 2014.  Operating costs and expenses in the second quarter of 2014 increased approximately $.4 million as compared to the second quarter of 2013, primarily due to an increase in administrative personnel and benefits costs during the second quarter.  As a result, Security Products income from operations as a percentage of net sales in the second quarter of 2014 was comparable to the second quarter of 2013.  Gross margin as a percentage of net sales in the first six months of 2014 increased 1% due to fixed manufacturing costs over increased production volumes partially offset by the second quarter increase in medical expenses discussed above.  Additionally, operating costs and expenses in the first six months of 2014 increased approximately $.5 million, primarily due to the increase in administrative personnel and benefits costs in the second quarter of 2014.  Security Products income from operations as a percentage of net sales increased 2% in the first six months of 2014 compared to the first six months of 2013 primarily due to factors affecting gross margin partially offset by increased operating costs and expenses discussed above.

Marine Components - Marine Components net sales increased 18% and 16% in the second quarter and first six months of 2014, respectively, as compared to the same periods last year. The increase in sales is primarily due to gains in market share for products sold to the ski/wakeboard and other non-high performance marine markets. Gross margin and income from operations percentage improved in the second quarter and the first six months of 2014 compared to the same periods in 2013 primarily due to increased leverage of fixed costs as a result of higher volumes.

Outlook - While the robust demand for our products experienced in the first half of 2014 does not reflect our expectation for full year sales trends due to seasonal influences and the impact of one-time projects for some of our larger customers, overall demand trends are positive in many of the markets we serve.  In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications.  And while we do not attribute current sales levels to improvement in the overall North American economy, we do believe that the markets we serve are benefitting from recent stability in general economic conditions. As in prior periods, we will continue to monitor sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.

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

Corporate expense - Corporate expenses were $9.0 million in the second quarter of 2014, $7.2 million lower than in the second quarter of 2013 primarily due to lower environmental remediation and related costs in 2014.  Included in corporate expense in the second quarters of 2013 and 2014 are:

•	litigation and related costs of $1.3 million in 2014 compared to $2.2 million in 2013, and
•	environmental remediation and related costs of $5.6 million in 2014 compared to $11.8 million in 2013.

Corporate expenses were $13.3 million in the first six months of 2014, $7.9 million lower than in the first six months of 2013 primarily due to lower environmental remediation and related costs in 2014.  Included in corporate expense in the first six months of 2013 and 2014 are:

•	litigation and related costs of $3.4 million in 2014 compared to $4.3 million in 2013, and
•	environmental remediation and related costs of $5.8 million in 2014 compared to $13.0 million in 2013.

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

Income tax expense (benefit) - We recognized an income tax benefit of $.1 million in the second quarter of 2014 compared to an income tax benefit of $8.0 million in the second quarter of 2013, and an income tax expense of $.8 million in the first six months of 2014 compared to an income tax benefit of $20.7 million in the first six months of 2013.  The higher income tax expense recognized during 2014 is primarily attributable to equity in earnings of Kronos in 2014 compared to equity in losses of Kronos in 2013.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2014 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest - Noncontrolling interest in net income of CompX increased from $.2 million in the first quarter of 2013 to $.3 million in the first quarter of 2014 and increased from $.4 million in the first six months of 2014 to $.6 million in the first six months of 2014.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (loss) of Kronos Worldwide, Inc.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2013	2014		2013	2014
	(In millions)
Kronos:
Net sales	$481.1	$443.5	(8)%	$944.7	$863.6	(9)%
Cost of sales	471.5	349.7	(26)%	931.2	689.3	(26)%
Gross margin	$9.6	$93.8		$13.5	$174.3
Income (loss) from operations	$(47.7)	$44.3	(193)%	$(94.6)	$70.3	(174)%
Interest and dividend income	.3	.3	-%	.6	.5	(17)%
Loss on prepayment of debt	-	-	-%	(6.6)	-	(100)%
Interest expense	(5.7)	(4.7)	(18)%	(12.1)	(8.7)	(28)%
	(53.1)	39.9		(112.7)	62.1
Income tax expense (benefit)	(19.2)	6.8	(135)%	(37.7)	14.7	(139)%
Net income (loss)	$(33.9)	$33.1		$(75.0)	$47.4
Percentage of net sales:
Cost of sales	98%	79%		99%	80%
Income (loss) from operations	(10)%	10%		(10)%	8%
Equity in earnings (loss) of Kronos Worldwide, Inc.	$(10.3)	$10.1		$(22.8)	$14.4
TiO2 operating statistics:
Sales volumes*	144	133	(8)%	276	255	(8)%
Production volumes*	124	134	9%	246	254	3%
Percentage change in TiO2 net sales:
TiO2 product pricing			(4)%			(5)%
TiO2 sales volumes			(8)			(8)
TiO2 product mix			1			2
Changes in currency exchange rates			3			2
Total			(8)%			(9)%

*	Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices, levels of TiO2 sales and production volumes and the cost of third-party feedstock ore.

Current industry conditions - As previously discussed, after about a year of decreasing selling prices within the TiO2 industry, Kronos’ TiO2 selling prices generally stabilized during the second half of 2013.  Kronos’ average selling prices at the end of the second quarter of 2014 were 5% lower than at the end of 2013, with most of the decline occurring in the first quarter of 2014, and with lower prices in most major markets, most notably in certain export markets.  As a result, Kronos experienced significantly lower sales to its generally lower-margin export markets in the second quarter and first half of 2014 as compared to the same periods of 2013.  Demand for TiO2 products has generally been stable in 2014 in most European and North American markets.

Kronos operated its production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While Kronos’ production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at its Canadian production facility that ended in December 2013, Kronos’ utilization rates were also impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  Kronos operated its production facilities at overall average capacity utilization rates of 97% in the second quarter of 2014, up from 90% in the first quarter of 2014.

Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2013 (particularly in the first quarter) was significantly higher than TiO2 sold in the first half of 2014, as a substantial portion of the TiO2 products it sold in the first quarter (and to a lesser-extent the second quarter) of 2013 was produced with the higher-cost feedstock ore procured in 2012.  Kronos has seen moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and continuing into 2014, but such reductions did not begin to be significantly reflected in its cost of sales until the third quarter of 2013.

Net sales - Kronos’ net sales in the second quarter of 2014 decreased 8%, or $37.6 million, compared to the second quarter of 2013 primarily due to the effects of an 8% decrease in sales volumes (which decreased net sales by approximately $38 million) and a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $19 million).

Kronos’ net sales in the six months ended June 30, 2014 decreased 9%, or $81.1 million, compared to the six months ended June 30, 2013 primarily due to the effects of an 8% decrease in sales volumes (which decreased net sales by approximately $75 million) and a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $47 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 8% in the second quarter of 2014 as compared to the second quarter of 2013 due to lower sales primarily in certain export and European markets.

Kronos’ sales volumes decreased 8% in the first six months of 2014 as compared to the first six months of 2013 primarily due to lower sales in certain export markets.

Kronos estimates that changes in currency exchange rates increased its net sales in the second quarter of 2014 by approximately $13 million as compared to the second quarter of 2013 and by approximately $20 million in the first six months of 2014 as compared to the first six months of 2013.

Cost of sales - Kronos’ cost of sales decreased $121.8 million or 26% in the second quarter of 2014 compared to 2013 due to the net impact of lower raw materials and other production costs of approximately $91 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), an 8% decrease in sales volumes, a 9% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales decreased to 79% in the second quarter of 2014 compared to 98% in the same period of 2013, primarily due to lower raw material costs as discussed above.

Kronos’ cost of sales decreased $241.9 million or 26% in the six months ended June 30, 2014 compared to this same period in 2013 primarily due to the net impact of lower raw materials and other production costs of approximately $185 million (primarily caused by lower third-party feedstock ore costs), a 3% increase in TiO2 production volumes, an 8% decrease in sales volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales decreased to 80% in the first six months of 2014 compared to 99% in the same period of 2013, primarily due to lower raw material costs as discussed above.

Gross margin and income (loss) from operations - Kronos’ income from operations increased by $92.0 million from a loss of $47.7 million in the second quarter of 2013 to income of $44.3 million in the second quarter of 2014.  Income (loss) from operations as a percentage of net sales increased to 10% in the second quarter of 2014 from (10)% in the same period of 2013.  This increase was driven by the increase in gross margin, which increased to 21% for the second quarter of 2014 compared to 2% for the second quarter of 2013.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, lower selling prices and lower sales volumes.  Additionally, changes in currency exchange rates have positively affected Kronos’ gross margin and income from operations.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $12 million in the second quarter of 2014 as compared to the same period in 2013.

Kronos’ income from operations increased by $164.9 million from a loss of $94.6 million in the first six months of 2013 to income of $70.3 million in the first six months of 2014.  Income (loss) from operations as a percentage of net sales increased to 8% in the first six months of 2014 from (10)% in the same period of 2013.  This increase was driven by the increase in gross margin, which increased to 20% for the first six months of 2014 compared to 1% for the first six months of 2013.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, lower selling prices and lower sales volumes.  Additionally, changes in currency exchange rates have positively affected Kronos’ gross margin and income from operations.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $20 million in the first six months of 2014 as compared to the same period in 2013.

Other non-operating income (expense) - Kronos’ interest expense decreased $1.0 million from $5.7 million in the second quarter of 2013 to $4.7 million in the second quarter of 2014 primarily due to lower average interest rates on its outstanding borrowings in the second quarter of 2014, partially offset by slightly higher average debt levels.  Kronos currently expects its interest expense for all of 2014 will be comparable to 2013, as the favorable impact of lower average interest rates on outstanding borrowings will be offset by the impact of higher overall average debt levels resulting from the new term loan Kronos issued in February 2014.

Kronos recognized an aggregate $6.6 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first quarter of 2013 related to the voluntary prepayment of $290 million of its prior term loan.

Kronos’ interest expense decreased $3.4 million from $12.1 million in the six months ended June 30, 2013 to $8.7 million in the six months ended June 30, 2014 primarily due to lower average interest rates on outstanding borrowings in the first six months of 2014 partially offset by slightly higher average debt levels.

Income tax expense (benefit) - Kronos recognized income tax expense of $6.8 million in the second quarter of 2014 compared to a benefit of $19.2 million in the same period last year.  This difference is primarily due to its increased earnings.  In addition, Kronos’ income tax expense in the second quarter of 2014 was favorably impacted by an aggregate non-cash income tax benefit of $5.7 million related to a net reduction in its reserve for uncertain tax positions.

Kronos recognized income tax expense of $14.7 million in the first six months of 2014 compared to an income tax benefit of $37.7 million in the same period last year.  This difference is primarily due to its increased earnings.  In addition, Kronos’ income tax expense in the first six months of 2014 was favorably impacted by an aggregate non-cash income tax benefit of $5.5 million related to a net reduction in its reserve for uncertain tax positions ($5.7 million in the second quarter).

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $842 million and $127 million for German corporate and trade tax purposes, respectively, at December 31, 2013) and in Belgium (the equivalent of $102 million for Belgian corporate tax purposes at December 31, 2013).  At June 30, 2014, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) it has utilized a portion of such German carryforwards during the most recent three-year period and (iii) it currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if Kronos were to generate losses in its German and Belgian operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point it would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates

three months ended June 30, 2014 vs. June 30, 2013

	Transaction gain/(loss) recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$13	$13
Income from operations	(3)	3	6	6	12

Impact of changes in currency exchange rates

six months ended June 30, 2014 vs. June 30, 2013

	Transaction gain/(loss) recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$20	$20
Income from operations	(1)	-	1	19	20

Outlook

During the first half of 2014 Kronos operated its production facilities at 93% of practical capacity.  This reflects an increased plant utilization rate as compared to the last half of 2013.  While Kronos’ production capacity utilization rates in the second half of 2013 were impacted by the lockout at its Canadian production facility that ended in December 2013, its utilization rates were also impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  While Kronos expects its production volumes to be higher in 2014 as compared to 2013, Kronos expects to continue to operate below production capacity in 2014.  The less-than-full production utilization is principally due to the ramp-up of operations at Kronos’ Canadian facility following the end of the lockout as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and continuing into 2014, and consequently its cost of sales per metric ton of TiO2 sold in the first half of 2014 was significantly lower than its cost of sales per metric ton of TiO2 sold in the first half of 2013.  Given the time lag between when Kronos procures third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in its cost of sales, Kronos expects its cost of sales per metric ton of TiO2 sold in calendar 2014 will be lower than the cost of sales per metric ton of TiO2 sold in calendar 2013, and its cost of sales per metric ton of TiO2 sold in the second half of 2014 will be lower than the cost per metric ton of TiO2 sold in the first half of 2014.  Although the cost of feedstock ore has and continues to moderate, such reductions have been inadequate to compensate for the decline in selling prices for Kronos’ products over the past year and generate an acceptable operating margin.  Kronos started 2014 with selling prices 6% lower than as compared to the beginning of 2013, and prices declined by an additional 5% in the first half of 2014.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result, lead times for delivery are increasing.  With the strong sales volumes experienced in 2013 and in certain established markets during the first half of 2014, Kronos continues to see evidence of improvement in demand for its TiO2 products in certain of its primary markets.  The extent to which Kronos will be able to achieve any price increases during 2014 will depend on market conditions.

Overall, Kronos expects that income from operations in 2014 will be higher as compared to 2013, as a result of:

•	the favorable effect of lower third-party feedstock ore costs,

•	the favorable effects of anticipated higher production volumes in 2014 (in part from the resumption of production at its Canadian TiO2 production facility), and
•	the litigation settlement charge recognized in third quarter 2013.

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

Net cash provided by operating activities was $6.9 million in the first six months of 2014 compared to net cash provided by operating activities of $2.6 million in the first six months of 2013.  The $4.3 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations attributable to CompX of $2.8 million,
•

lower amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2014 of $.3 million, primarily related to relatively higher account receivable and inventory balances in 2014 (as discussed below), and

•	cash received for insurance recoveries of $2.6 million in 2014 compared to $1.5 million in 2013.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended June 30,
	2013	2014
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$(11.5)	$1.7
NL Parent and wholly-owned subsidiaries	16.0	6.3
Eliminations	(1.9)	(1.1)
Total	$2.6	$6.9

Relative changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter.  Overall, our June 30, 2014 days sales outstanding compared to December 31, 2013 is in line with our expectations. As shown below, our total average number of days in inventory increased from December 31, 2013 to June 30, 2014 principally due to elevated inventory levels at CompX.  Inventories, relative to sales, have been higher during the first half of 2014 due to the introduction of new products and due to intentional measures to avoid shortages of certain long lead-time components.  For comparative purposes, we have provided information for December 31, 2012 and June 30, 2013 below.

	December 31, 2012	June 30, 2013	December 31, 2013	June 30, 2014
Days sales outstanding	40 days	41 days	35 days	42 days
Days in inventory	74 days	68 days	76 days	79 days

Investing and financing activities

In the first six months of 2014, we paid $1.6 million in capital expenditures, substantially all of which related to CompX.

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

Outstanding debt obligations

At June 30, 2014, NL and CompX did not have any outstanding debt obligations.

The terms of Kronos’ indebtedness contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios.  In December 2013, the lenders under the European revolving credit facility granted a waiver until June 30, 2014 with respect to the financial test, but Kronos’ ability to borrow any amounts under the facility is subject to the requirement that the borrowers maintain a specified level of EBITDA.  Through June 30, 2014, Kronos was in compliance with the minimum EBITDA set forth in the waiver.  The waiver will cease once Kronos provides its compliance certificate for June 30, 2014, showing it is in compliance with the waiver, at which point Kronos will again be subject to the financial covenant (Net Debt/EBITDA) requirement contained in the facility.  Kronos is in compliance with all of its debt covenants at June 30, 2014.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity; however if future operating results differ materially from its expectations Kronos may be unable to maintain compliance.  Kronos believes it has alternate sources of liquidity, including cash on hand and borrowings under its North American revolver, in order to adequately address any compliance issues which might arise.  Neither Kronos’ new term loan nor its North American revolving credit facility contains a financial maintenance covenant.

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

At June 30, 2014, we had aggregate cash, cash equivalents and restricted cash of $62.7 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$37.6
NL Parent and wholly-owned subsidiaries	25.1
Total	$62.7

In addition, at June 30, 2014 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $92.3 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at June 30, 2014 with an aggregate market value of $551.9 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2015).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At June 30, 2014, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any amounts from Valhi during the remainder of 2014 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2014 approximated $.4 million.  CompX’s 2014 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2014, based on the number of shares of common stock of these affiliates we own as of June 30, 2014 and their current regular quarterly dividend rate, is presented in the table below.  In May 2014, Valhi’s board of directors reduced its regular quarterly dividend from $.05 per share to $.02 per share, effective with its second quarter 2014 dividend.  The amount shown in the table below for Valhi reflects the $.05 per share and $.02 per share dividends we actually received from Valhi in the first and second quarters of 2014, respectively, and $.02 per share we would expect to receive in each of the third and fourth quarters of 2014.

	Shares held at June 30, 2014	Current Quarterly Dividend Rate	Annual Expected Dividend
	(in millions)		(in millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.6
Total expected annual dividends			$24.9

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

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2014.

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

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management, with the participation of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are not effective as of the date of such evaluation because of the material weakness in internal control over financial reporting below.

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

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the first quarter of 2014, CompX implemented a new enterprise resource planning (“ERP”) system covering financial, production and logistics processes.  CompX concluded it did not maintain effective monitoring controls over user access to the new ERP system since inception, which constitutes a material weakness.  Specifically, within the new ERP system CompX did not maintain information technology and business process controls over evaluating and monitoring user access rights and transactions processed for appropriate segregation of duties including producing reports to monitor activity related to the appropriateness of access.  The material weakness has not resulted in any misstatements to our consolidated financial statements.  However, this material weakness could result in a misstatement of the consolidated financial statements that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Remediation Plan - Beginning in July 2014, CompX initiated procedures to address management’s ability to evaluate and effectively monitor user access rights and segregation of duties.  Once CompX has completed and tested the effectiveness of such controls, we believe this material weakness will be fully remediated.

Changes in internal control over financial reporting - There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements, our 2013 Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 for descriptions of certain legal proceedings.

Circuit Court Cases in Milwaukee County, Wisconsin.  In July 2014, the U.S. 7th Circuit Court of Appeals in Gibson ruled that the Wisconsin risk contribution theory of liability does not violate the defendants’ rights under the US Constitution and reversed and remanded the case to the trial court for further proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2013 Annual Report.  There have been no material changes to such risk factors during the six months ended June 30, 2014.

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

NL INDUSTRIES, INC.
(Registrant)

Date: August 7, 2014	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: August 7, 2014	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)