Form 10-Q
period 2014-09-30
NL INDUSTRIES INC
filed 2014-11-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

Number of shares of the Registrant’s common stock outstanding on October 31, 2014: 48,682,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2013	2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,609	$72,503
Restricted cash and cash equivalents	3,343	3,880
Accounts and other receivables, net	10,632	12,310
Inventories, net	13,235	15,082
Prepaid expenses and other	809	794
Deferred income taxes	3,786	3,786

Total current assets	84,414	108,355

Other assets:
Marketable securities	252,677	93,855
Investment in Kronos Worldwide, Inc.	284,523	274,132
Goodwill	27,156	27,156
Other assets, net	2,707	3,137
Deferred income taxes	19	19

Total other assets	567,082	398,299

Property and equipment:
Land	5,138	5,138
Buildings	20,793	21,176
Equipment	58,195	61,834
Construction in progress	2,588	594

	86,714	88,742
Less accumulated depreciation	52,385	55,049

Net property and equipment	34,329	33,693

Total assets	$685,825	$540,347

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
	2013	2014
		(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,006	$5,978
Accrued and other current liabilities	11,199	13,535
Accrued environmental remediation and related costs	4,859	12,681
Income taxes	6	15

Total current liabilities	19,070	32,209

Noncurrent liabilities:
Accrued pension cost	5,453	3,954
Accrued postretirement benefits (OPEB) costs	3,268	2,986
Accrued environmental remediation and related costs	108,777	104,289
Deferred income taxes	161,933	100,984
Other	18,329	18,295

Total noncurrent liabilities	297,760	230,508

Equity:
NL stockholders' equity:
Common stock	6,084	6,085
Additional paid-in capital	300,223	300,388
Retained earnings	84,089	107,205
Accumulated other comprehensive loss	(35,016)	(150,331)

Total NL stockholders' equity	355,380	263,347

Noncontrolling interest in subsidiary	13,615	14,283

Total equity	368,995	277,630

Total liabilities and equity	$685,825	$540,347

Commitments and contingencies (Notes 12 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)

Net sales	$24,209	$26,473	$69,701	$79,102
Cost of sales	16,695	18,331	48,557	54,598

Gross margin	7,514	8,142	21,144	24,504

Selling, general and administrative expense	4,537	4,710	13,790	13,872
Other operating income (expense):
Insurance recoveries	2,198	8,843	3,774	10,041
Other income	9	9	23	140
Corporate expense and other, net	(5,627)	(4,304)	(26,869)	(17,582)

Income (loss) from operations	(443)	7,980	(15,718)	3,231

Equity in earnings (loss) of Kronos Worldwide, Inc.	(9,101)	9,689	(31,891)	24,101
Other income (expense):
Interest and dividend income	725	311	2,209	1,333
Interest expense	(10)	-	(127)	-

Income (loss) before income taxes	(8,829)	17,980	(45,527)	28,665

Income tax expense (benefit)	(3,145)	3,800	(23,827)	4,645

Net income (loss)	(5,684)	14,180	(21,700)	24,020
Noncontrolling interest in net income of subsidiary	256	291	613	904

Net income (loss) attributable to NL stockholders	$(5,940)	$13,889	$(22,313)	$23,116

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.12)	$.29	$(.46)	$.47

Cash dividend per share	$.125	$-	$.375	$-

Weighted average shares used in the calculation of net income (loss) per share	48,674	48,683	48,671	48,678

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)

Net income (loss)	$(5,684)	$14,180	$(21,700)	$24,020

Other comprehensive income (loss), net of tax:
Marketable securities	59,716	1,022	71,542	(105,842)
Currency translation	4,155	(9,215)	(119)	(10,589)
Defined benefit pension plans	692	530	2,078	1,585
Other postretirement benefit plans	(144)	(156)	(432)	(469)

Total other comprehensive income (loss), net	64,419	(7,819)	73,069	(115,315)

Comprehensive income (loss)	58,735	6,361	51,369	(91,295)
Comprehensive income attributable to noncontrolling interest	256	291	613	904

Comprehensive income (loss) attributable to NL stockholders	$58,479	$6,070	$50,756	$(92,199)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2014

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
	(unaudited)

Balance at December 31, 2013	$6,084	$300,223	$84,089	$(35,016)	$13,615	$368,995

Net income	-	-	23,116	-	904	24,020
Other comprehensive loss, net of tax	-	-	-	(115,315)	-	(115,315)
Issuance of NL common stock	1	76	-	-	-	77
Dividends	-	-	-	-	(246)	(246)
Other, net	-	89	-	-	10	99

Balance at September 30, 2014	$6,085	$300,388	$107,205	$(150,331)	$14,283	$277,630

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2013	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(21,700)	$24,020
Depreciation and amortization	2,513	2,694
Deferred income taxes	(21,651)	1,132
Equity in (earnings) loss of Kronos Worldwide, Inc.	31,891	(24,101)
Distributions from Kronos Worldwide, Inc.	15,849	15,849
Cash funding of benefit plans in excess of net benefit plan expense	(895)	(2,145)
Other, net	263	417
Change in assets and liabilities:
Accounts and other receivables, net	(3,661)	(1,839)
Inventories, net	(1,884)	(2,030)
Prepaid expenses and other	171	15
Accounts payable and accrued liabilities	100	2,184
Income taxes	(6)	3
Accounts with affiliates	(2,467)	3,380
Accrued environmental remediation and related costs	10,007	3,334
Other noncurrent assets and liabilities, net	(1,169)	(63)

Net cash provided by operating activities	7,361	22,850

Cash flows from investing activities:
Capital expenditures	(2,589)	(2,199)
Change in restricted cash equivalents, net	2,007	(454)
Collection of note receivable	3,034	-
Proceeds from the disposal of:
Assets held for sale	1,559	-
Marketable securities	272	-
Purchase of marketable securities	(261)	-
Other	(94)	(57)

Net cash provided by (used in) investing activities	3,928	(2,710)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine months ended
	September 30,
	2013	2014
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(18,252)	$-
Distributions to noncontrolling interests in subsidiary	(369)	(246)
Repayments of indebtedness	(18,480)	-

Net cash used in financing activities	(37,101)	(246)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(25,812)	19,894
Cash and cash equivalents at beginning of period	77,987	52,609

Cash and cash equivalents at end of period	$52,175	$72,503

Supplemental disclosures:
Cash paid for:
Interest	$222	$-
Income taxes, net	296	190

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At September 30, 2014, (i) Valhi, Inc.  (NYSE: VHI) held approximately 83% of our outstanding common stock and (ii) a wholly-owned subsidiary of Contran Corporation held approximately 94% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on March 12, 2014 (the 2013 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2013 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2013) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2014 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2013 Consolidated Financial Statements contained in our 2013 Annual Report.

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

Note 2 - Accounts and other receivables, net:

	December 31,	September 30,
	2013	2014
	(In thousands)
Trade receivables - CompX	$8,662	$11,769
Accrued insurance recoveries	1,877	505
Income taxes receivable from Valhi	54	-
Other receivables	159	152
Refundable income taxes	8	14
Allowance for doubtful accounts	(128)	(130)

Total	$10,632	$12,310

Accrued insurance recoveries are discussed in Note 13.

Note 3 - Inventories, net:

	December 31,	September 30,
	2013	2014
	(In thousands)
Raw materials	$3,565	$3,142
Work in process	6,696	9,671
Finished products	2,974	2,269

Total	$13,235	$15,082

Note 4 - Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gain
		(In thousands)
December 31, 2013
Valhi common stock	1	$252,677	$24,347	$228,330

September 30, 2014
Valhi common stock	1	$93,855	$24,347	$69,508

At December 31, 2013 and September 30, 2014, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2013 and September 30, 2014, the quoted per share market price of Valhi common stock was $17.58 and $6.53, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Investment in Kronos Worldwide, Inc.:

At December 31, 2013 and September 30, 2014, we owned approximately 35.2 million shares of Kronos common stock.  At September 30, 2014, the quoted market price of Kronos’ common stock was $13.78  per share, or an aggregate market value of $485.3 million.  At December 31, 2013, the quoted market price was $19.05 per share, or an aggregate market value of $670.9 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2014 is summarized below.  See also Note 12.

Amount
(In millions)
Balance at the beginning of the period	$284.5
Equity in earnings of Kronos	24.1
Dividends received from Kronos	(15.8)
Other, principally equity in Kronos' other comprehensive loss	(18.7)

Balance at the end of the period	$274.1

Selected financial information of Kronos is summarized below:

	December 31,	September 30,
	2013	2014
	(In millions)
Current assets	$781.2	$897.6
Property and equipment, net	536.3	500.8
Investment in TiO2 joint venture	102.3	89.1
Other noncurrent assets	199.3	163.9

Total assets	$1,619.1	$1,651.4

Current liabilities	$278.0	$211.3
Long-term debt	180.4	345.7
Accrued pension and postretirement benefits	171.6	152.0
Other noncurrent liabilities	54.0	41.5
Stockholders' equity	935.1	900.9

Total liabilities and stockholders' equity	$1,619.1	$1,651.4

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In millions)
Net sales	$419.1	$414.8	$1,363.8	$1,278.4
Cost of sales	371.9	319.1	1,303.1	1,008.4
Income (loss) from operations	(37.0)	47.9	(131.6)	118.2
Net income (loss)	(29.9)	31.9	(104.9)	79.3

Note 6 - Other noncurrent assets, net:

	December 31,	September 30,
	2013	2014
	(In thousands)
Restricted cash	$1,687	$1,604
Pension asset	364	820
Assets held for sale	532	589
Other	124	124

Total	$2,707	$3,137

Note 7 - Accrued and other current liabilities:

	December 31,	September 30,
	2013	2014
	(In thousands)
Employee benefits	$7,653	$7,012
Professional fees and legal settlements	1,855	1,215
Income taxes payable to Valhi	-	3,266
Other	1,691	2,042

Total	$11,199	$13,535

Note 8 - Long-term debt:

During the first nine months of 2014, we had no borrowings under our promissory note with Valhi, and at September 30, 2014, the full $40 million was available for borrowing under this facility.  The amount of any such loan Valhi would make to us is at Valhi’s discretion.

Note 9 - Other noncurrent liabilities:

	December 31,	September 30,
	2013	2014
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	575	572
Other	922	891

Total	$18,329	$18,295

Note 10 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In thousands)
Interest cost	$609	$631	$1,707	$1,903
Expected return on plan assets	(990)	(856)	(2,976)	(2,564)
Recognized actuarial losses	306	267	921	721

Total	$(75)	$42	$(348)	$60

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In thousands)
Interest cost	$26	$29	$78	$86
Amortization of prior service credit	(172)	(161)	(514)	(483)
Recognized actuarial gain	(37)	(44)	(111)	(132)

Total	$(183)	$(176)	$(547)	$(529)

Contributions - We currently expect our 2014 contributions to our defined benefit pension plans and other postretirement plans to be approximately $2 million.

Note 11 - Other comprehensive income (loss):

Changes in accumulated other comprehensive loss attributable to NL stockholders for the three and nine months ended September 30, 2013 and 2014 are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$117,245	$47,305	$105,419	$154,169
Other comprehensive income (loss) -
unrealized gains (losses) arising during the year	59,716	1,022	71,542	(105,842)

Balance at end of period	$176,961	$48,327	$176,961	$48,327

Currency translation:
Balance at beginning of period	$(139,439)	$(135,190)	$(135,165)	$(133,816)
Other comprehensive income (loss)	4,155	(9,215)	(119)	(10,589)

Balance at end of period	$(135,284)	$(144,405)	$(135,284)	$(144,405)

Defined benefit pension plans:
Balance at beginning of period	$(65,016)	$(55,589)	$(66,402)	$(56,644)
Other comprehensive income -
amortization of net losses
included in net periodic pension cost	692	530	2,078	1,585

Balance at end of period	$(64,324)	$(55,059)	$(64,324)	$(55,059)

OPEB plans:
Balance at beginning of period	$607	$962	$895	$1,275
Other comprehensive loss -
amortization of prior service credit and net gains
included in net periodic OPEB cost	(144)	(156)	(432)	(469)

Balance at end of period	$463	$806	$463	$806

Total accumulated other comprehensive loss:
Balance at beginning of period	$(86,603)	$(142,512)	$(95,253)	$(35,016)
Other comprehensive income (loss)	64,419	(7,819)	73,069	(115,315)

Balance at end of period	$(22,184)	$(150,331)	$(22,184)	$(150,331)

See Note 10 for amounts related to our defined benefit pension plans and OPEB plans.

Note 12 - Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(3.1)	$6.3	$(15.9)	$10.0
Incremental U.S. tax and rate differences on equity in earnings	-	(2.5)	(7.4)	(5.8)
Nontaxable income	(.1)	.2	(.8)	(.1)
U.S. state income taxes and other, net	.1	(.2)	.3	.5

Total	$(3.1)	$3.8	$(23.8)	$4.6

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In millions)
Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(3.1)	$3.8	$(23.8)	$4.6
Other comprehensive income (loss):
Marketable securities	32.1	.5	38.5	(57.0)
Currency translation	2.2	(5.0)	(.1)	(5.7)
Pension plans	.4	.3	1.1	.9
OPEB plans	(.1)	(.1)	(.2)	(.3)

Total	$31.5	$(.5)	$15.5	$(57.5)

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

In one of these lead pigment cases, in April 2000 we were served with a complaint (County of Santa Clara v. Atlantic Richfield Company, et al, Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs had expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the Court issued a judgment finding us, The Sherwin Williams Company and ConAgra jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement. In February 2014, we filed a motion for a new trial, and in March 2014 the court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court.  NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and we will defend vigorously against all claims.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2013 and September 30, 2014, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2014 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$113,636
Additions charged to expense, net	6,055
Payments, net	(2,721)

Balance at the end of the period	$116,970

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$12,681
Noncurrent liability	104,289

Balance at the end of the period	$116,970

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At September 30, 2014, we had accrued approximately $117 million related to approximately 45 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $156 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At September 30, 2014, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2013 and September 30, 2014:

	December 31, 2013		September 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash, cash equivalents and restricted cash	$57,639	$57,639	$77,987	$77,987
Noncontrolling interest in CompX common stock	13,615	23,119	14,283	16,985
NL stockholders' equity	355,380	544,174	263,347	358,306

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

Note 15 - Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is effective for us beginning with the first quarter of 2017.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are evaluating the effect the Standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the Standard.

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

•	Competitive products and substitute products
•	Price and product competition from low-cost manufacturing sources (such as China)
•	Customer and competitor strategies
•	Potential consolidation of Kronos’ competitors
•	Potential consolidation of Kronos’ customers
•	The impact of pricing and production decisions
•	Competitive technology positions

•	Potential difficulties in integrating future acquisitions
•	Potential difficulties in upgrading or implementing new manufacturing and accounting software systems
•	The introduction of trade barriers
•	Possible disruption of Kronos’ or CompX’s business, or increases in our cost of doing business resulting from terrorist activities or global conflicts
•	The impact of current or future government regulations (including employee healthcare benefit related regulations)
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

Results of operations

Net income (loss) overview

Quarter ended September 30, 2014 compared to the quarter ended September 30, 2013

Our net income attributable to NL stockholders was $13.9 million, or $.29 per share, in the third quarter of 2014 compared to a net loss attributable to NL stockholders of $5.9 million, or $.12 per share, in the third quarter of 2013.

As more fully described below, the increase in our earnings per share from 2013 to 2014 is primarily due to:

•	higher income from operations attributable to CompX,
•	equity in earnings from Kronos in 2014 compared to equity in losses from Kronos in 2013, and
•	higher insurance recoveries in 2014 of $6.6 million primarily related to an insurance recovery settlement for certain past lead pigment litigation defense costs.

Our 2014 net income attributable to NL stockholders includes income of $.12 per share, net of income taxes, related to insurance recoveries we recognized.

Our 2013 net loss attributable to NL stockholders includes:

•	income of $.03 per share, net of income taxes, related to insurance recoveries we recognized, and
•	a charge of $.09 per share included in our equity in Kronos related to Kronos’ third quarter litigation settlement charge.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Our net income attributable to NL stockholders was $23.1 million or $.47 per share in the first nine months of 2014 compared to a net loss attributable to NL stockholders of $22.3 million or $.46 per share, in the first nine months of 2013.

As more fully described below, the increase in our earnings per share from 2013 to 2014 is primarily related to

•	higher income from operations attributable to CompX,
•	equity in earnings from Kronos in 2014 compared to equity in losses from Kronos in 2013,
•	lower environmental remediation and related costs of $6.6 million in 2014, and
•	higher insurance recoveries in 2014 of $6.2 million primarily related to an insurance recovery settlement for certain past lead pigment litigation defense costs.

Our 2014 net income attributable to NL stockholders includes:

•	income of $.13 per share, net of income taxes, related to insurance recoveries we recognized, and
•	income of $.02 per share, net of income taxes, included in our equity in Kronos related to a net reduction of Kronos’ reserve for uncertain tax positions.

Our 2013 net loss attributable to NL stockholders includes:

•	income of $.05 per share, net of income taxes, related to insurance recoveries we recognized,
•	a charge of $.09 per share included in our equity in Kronos related to Kronos’ third quarter litigation settlement charge, and
•

an aggregate charge of $.02 per share, net of income taxes, included in our equity in Kronos related to Kronos’ voluntary prepayments of its term loan ($290 million principal amount in the first quarter and the remaining $100 million outstanding in the third quarter) consisting of the write-off of original issue discount costs and deferred financing costs associated with such prepayments.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2013	2014		2013	2014
	(In millions)
CompX	$3.0	$3.4	13%	$7.3	$10.6	45%
Insurance recoveries	2.2	8.8	300%	3.8	10.0	163%
Other income	-	-	-	-	.1	n.m.
Corporate expense and other, net	(5.6)	(4.3)	(23)%	(26.8)	(17.5)	(35)%
Income (loss) from operations	$(.4)	$7.9		$(15.7)	$3.2

n.m. - not meaningful

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our loss from operations.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2013	2014		2013	2014
	(In millions)
Equity in earnings (losses) of Kronos	$(9.1)	$9.7	206%	$(31.9)	$24.1	176%
Interest and dividend income	.7	.3	(57)%	2.2	1.3	(41)%
Interest expense	-	-	-	(.1)	-	(100)%

CompX International Inc.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2013	2014		2013	2014
	(In thousands)
Net sales	$24,209	$26,473	9%	$69,701	$79,102	13%
Cost of sales	16,695	18,331	10%	48,557	54,598	12%
Gross margin	7,514	8,142	8%	21,144	24,504	16%
Operating costs and expenses	(4,537)	(4,710)	4%	(13,790)	(13,872)	1%
Income from operations	$2,977	$3,432	15%	$7,354	$10,632	45%
Percentage of net sales:
Cost of sales	69%	69%		70%	69%
Gross margin	31%	31%		30%	31%
Income from operations	12%	13%		10%	13%

Net sales - Net sales increased $2.3 million in the third quarter of 2014 and $9.4 million in the first nine months of 2014 compared to the same periods in 2013, led by strong demand within CompX’s Security Products business, including a new initiative for an existing government customer, increased market penetration in electronic locks and strong demand in transportation markets.  Sales from CompX’s Marine Components business also contributed to the increase, reflecting greater penetration into non high-performance marine markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin - As a percentage of net sales, cost of sales in the third quarter of 2014 is comparable to the third quarter of 2013 as improved coverage of fixed manufacturing costs over increased production volumes was offset by the impact of a lower variable contribution margin due to relative changes in customer and product mix.  As a result, gross margin as a percentage of net sales was comparable over the same period, while gross margin increased by $.6 million due to higher sales.  Cost of sales as a percentage of sales decreased by approximately 1% for the first nine months of 2014, primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet higher demand for CompX’s products, partially offset by the impact of lower variable margins due to relative changes in customer and product mix within CompX’s Security Products business and slightly increased medical expenses for the nine month period (most of which relates to the first half of the year).  As a result, gross margin and gross margin as a percentage of net sales increased over the same period.

Operating costs and expenses - Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment. Operating costs and expenses in the third quarter of 2014 are comparable to the same period in 2013 and increased slightly in the third quarter and the first nine months of 2014 as compared to the same period in 2013 primarily as a result of increased administrative personnel costs and increased depreciation for CompX’s Security Products business, partially offset by reduced corporate administrative personnel costs.

Income from operations - As a percentage of net sales, income from operations increased by approximately 1% in the third quarter of 2014, and increased by approximately 3% in the first nine months of 2014.  These increases were primarily the result of the factors affecting gross margin and operating costs and expenses discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2013	2014	Change	2013	2014	Change
	(In thousands)
Net sales:
Security Products	$21,457	$23,237	8%	$61,258	$69,246	13%
Marine Components	2,752	3,236	18%	8,443	9,856	17%
Total net sales	$24,209	$26,473	9%	$69,701	$79,102	13%
Gross margin:
Security Products	$7,037	$7,396	5%	$19,476	$22,222	14%
Marine Components	477	746	56%	1,668	2,282	37%
Total gross margin	$7,514	$8,142	8%	$21,144	$24,504	16%
Income from operations:
Security Products	$4,578	$4,694	3%	$12,245	$14,235	16%
Marine Components	(17)	223	1,412%	185	729	294%
Corporate operating expenses	(1,584)	(1,485)	6%	(5,076)	(4,332)	15%
Total income from operations	$2,977	$3,432	15%	$7,354	$10,632	45%
Gross margin:
Security Products	33%	32%		32%	32%
Marine Components	17%	23%		20%	23%
Total gross margin	31%	31%		30%	31%
Income from operations margin:
Security Products	21%	20%		20%	21%
Marine Components	(1)%	7%		2%	7%
Total income from operations margin	12%	13%		10%	13%

Security Products - Security Products net sales increased 8% in the third quarter and 13% in the first nine months of 2014 compared to the same periods last year.  The increase in sales for the third quarter and nine month periods is primarily due to increases of approximately $1.1 million and $4.0 million, respectively, in sales of new products for an existing government customer, $1.0 million and $3.3 million, respectively, to transportation market customers due to general improvement in seasonal demand, and $.4 million and $1.8 million, respectively, to electronic lock customers in 2014 due to increased market penetration and two significant project installations

Gross margin in the third quarter of 2014 decreased 1% as compared to the same period in 2013 primarily due to lower variable margins as a result of relative changes in customer and product mix and increased fixed costs.  Operating costs and expenses in the third quarter of 2014 increased approximately $.2 million as compared to the third quarter of 2013, primarily as a result of an increase in administrative personnel and benefits costs and increased depreciation during the quarter.  As a result, Security Products income from operations as a percentage of net sales in the third quarter of 2014 decreased 1% as compared to the third quarter of 2013.  Gross margin for the first nine months of 2014 is comparable to the same period in 2013 as improved coverage of fixed costs over increased production volumes were offset by lower variable margins and increased medical expenses of approximately $.2 million over the nine month period.  Additionally, operating costs and expenses for the first nine months of 2014 increased approximately $.8 million, primarily as a result of the increased administrative personnel and benefits costs of approximately $.3 million and increased depreciation of approximately $.2 million during 2014.  Security Products income from operations as a percentage of sales for the first nine months of 2014 is comparable to the first nine months of 2013 primarily as a result of factors impacting gross margin and operating costs and expenses discussed above.

Marine Components - Marine Components net sales increased 18% and 17% in the third quarter and first nine months of 2014, respectively, as compared to the same periods last year. The increase in sales is primarily due to gains in market share for products sold to the ski/wakeboard and other non high-performance marine markets. Gross margin and income from operations percentage improved in the third quarter and the first nine months of 2014 compared to the same periods in 2013 primarily due to improved variable margins related to product mix and increased leverage of fixed costs as a result of higher volumes.

Outlook - The robust demand for our products experienced through the first nine months of 2014 has been supported by seasonal influences and high demand from a number of our large government and commercial customers, offset by soft demand from small business customers.  In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications.  While seasonal demand will subside in the fourth quarter, we expect continued strong demand from our large government and commercial customers.  As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.

Volatility in the costs of commodity raw materials is expected to continue. Our primary commodity raw materials are zinc, brass and stainless steel, which together represent approximately 11% of our total cost of goods sold. We generally seek to mitigate the impact of fluctuations in commodity raw material costs on our margins through improvements in production efficiencies or other operating cost reductions. In the event we are unable to offset commodity raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or surcharges due to the competitive nature of the markets served by our products. Additionally, significant surcharges may negatively affect our margins as they typically only recover the increased cost of the raw material without adding margin dollars resulting in a lower margin percentage. Consequently, overall operating margins may be negatively affected by commodity raw material cost pressures.

General corporate and other items

Insurance recoveries - We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.  Substantially all of the $8.8 million insurance recoveries we recognized in the third quarter of 2014 relate to a settlement we reached with one of our insurance carriers in which they agreed to reimburse us for a portion of our past litigation defense costs.

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

Corporate expense - Corporate expenses were $4.3 million in the third quarter of 2014, $1.3 million lower than in the third quarter of 2013 primarily due to lower litigation and related costs in 2014.  Included in corporate expense in the third quarters of 2013 and 2014 are:

•	litigation and related costs of $2.4 million in 2014 compared to $3.9 million in 2013, and
•	environmental remediation and related costs of $.3 million in 2014 compared to an environmental remediation credit of $.3 million in 2013.

Corporate expenses were $17.5 million in the first nine months of 2014, $9.3 million lower than in the first nine months of 2013 primarily due to lower environmental remediation and related costs and litigation and related costs in 2014.  Included in corporate expense in the first nine months of 2013 and 2014 are:

•	litigation and related costs of $5.9 million in 2014 compared to $8.1 million in 2013, and
•	environmental remediation and related costs of $6.1 million in 2014 compared to $12.7 million in 2013.

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

Overall, we expect that our general corporate expenses for all of 2014 will be lower than 2013 primarily due to lower expected environmental remediation and related costs.  If our current expectations regarding the number of cases or sites in which we expect to be involved during 2014, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Income tax expense (benefit) - We recognized an income tax expense of $3.8 million in the third quarter of 2014 compared to an income tax benefit of $3.1 million in the third quarter of 2013, and an income tax expense of $4.6 million in the first nine months of 2014 compared to an income tax benefit of $23.8 million in the first nine months of 2013.  The higher income tax expense recognized during 2014 is primarily attributable to equity in earnings of Kronos in 2014 compared to equity in losses of Kronos in 2013.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2014 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest - Noncontrolling interest in net income of CompX is consistent in the third quarter periods of 2013 and 2014 and increased from $.6 million in the first nine months of 2013 to $.9 million in the first nine months of 2014.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (loss) of Kronos Worldwide, Inc.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2013	2014		2013	2014
	(In millions)
Kronos:
Net sales	$419.1	$414.8	(1)%	$1,363.8	$1,278.4	(6)%
Cost of sales	371.9	319.1	(14)%	1,303.1	1,008.4	(23)%
Gross margin	$47.2	$95.7	103%	$60.7	$270.0	345%
Income (loss) from operations	$(37.0)	$47.9	(229)%	$(131.6)	$118.2	(190)%
Interest and dividend income	.3	.2	(33)%	.9	.7	(22)%
Loss on prepayment of debt	(2.3)	-	(100)%	(8.9)	-	(100)%
Interest expense	(4.5)	(3.9)	(13)%	(16.6)	(12.6)	(24)%
	(43.5)	44.2		(156.2)	106.3
Income tax expense (benefit)	(13.6)	12.3	(190)%	(51.3)	27.0	(153)%
Net income (loss)	$(29.9)	$31.9		$(104.9)	$79.3
Percentage of net sales:
Cost of sales	89%	77%		96%	79%
Income (loss) from operations	(9)%	12%		(10)%	9%
Equity in earnings (loss) of Kronos Worldwide, Inc.	$(9.1)	$9.7		$(31.9)	$24.1
TiO2 operating statistics:
Sales volumes*	121	125	4%	397	380	(4)%
Production volumes*	113	134	18%	359	388	8%
Percentage change in TiO2 net sales:
TiO2 product pricing			(6)%			(5)%
TiO2 sales volumes			4			(4)
TiO2 product mix			-			1
Changes in currency exchange rates			1			2
Total			(1)%			(6)%

*	Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of third-party feedstock ore.

Current industry conditions - As previously discussed, after about a year of decreasing selling prices within the TiO2 industry, Kronos’ TiO2 selling prices were generally stable during the second half of 2013.  Kronos’ average selling prices at the end of the third quarter of 2014 were 7% lower than at the end of 2013, with most of the decline occurring in the first half of the year, and with lower prices in all major markets, most notably in certain export markets.  Kronos experienced significantly lower sales to its generally lower-margin export markets in the first half of 2014 compared to the same period of 2013; however, Kronos experienced higher sales in most major markets, including the export markets, in the third quarter of 2014 as compared to the third quarter of 2013.  Demand for TiO2 products has generally been stable in 2014 in most European and North American markets.

Kronos operated its production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While Kronos’ production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at its Canadian production facility that ended in December 2013, Kronos’ utilization rates were also impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  Kronos operated its production facilities at overall average capacity utilization rates of 96% in the third quarter of 2014, compared to 90% in the first quarter and 97% in the second quarter of 2014.

Kronos’ cost of sales per metric ton of TiO2 sold in 2013 (particularly in the first quarter) was significantly higher than TiO2 sold in the first nine months of 2014, as a substantial portion of the TiO2 products Kronos sold in the first quarter (and to a lesser-extent the second quarter) of 2013 was produced with the higher-cost feedstock ore procured in 2012.  Kronos saw moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and continuing into 2014, but such reductions did not begin to be significantly reflected in its cost of sales until the third quarter of 2013.

Net sales – Kronos’ net sales in the third quarter of 2014 decreased 1%, or $4.3 million, compared to the third quarter of 2013 primarily due to the net effects of a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $25 million) and a 4% increase in sales volumes (which increased net sales by approximately $17 million).  Kronos’ net sales in the nine months ended September 30, 2014 decreased 6%, or $85.4 million, compared to the nine months ended September 30, 2013 primarily due to the effects of a 4% decrease in sales volumes (which decreased net sales by approximately $55 million) and a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $68 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 4% in the third quarter of 2014 as compared to the third quarter of 2013 due to higher sales primarily in certain export and U.S. markets.  Kronos’ sales volumes decreased 4% in the first nine months of 2014 as compared to the first nine months of 2013 primarily due to lower sales in certain export markets.  Kronos estimates that changes in currency exchange rates increased Kronos’ net sales by approximately $3 million as compared to the third quarter of 2013 and approximately $23 million as compared to the first nine months of 2013.

Cost of sales – Kronos’ cost of sales decreased $52.8 million or 14% in the third quarter of 2014 compared to 2013 due to the net impact of lower raw materials and other production costs of approximately $50 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), a 4% increase in sales volumes, an 18% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  In addition, in the third quarter of 2013 Kronos recognized approximately $7 million in unabsorbed fixed production costs related to a union labor lockout at Kronos’ Canadian production facility.  Cost of sales as a percentage of net sales decreased to 77% in the third quarter of 2014 compared to 89% in the same period of 2013, primarily due to lower raw material costs and lower unabsorbed fixed costs as discussed above.

Kronos’ cost of sales decreased $294.7 million or 23% in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the net impact of lower raw materials and other production costs of approximately $235 million (primarily caused by lower third-party feedstock ore costs), an 8% increase in TiO2 production volumes, a 4% decrease in sales volumes and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales decreased to 79% in the first nine months of 2014 compared to 96% in the same period of 2013, primarily due to lower raw material costs and the approximately $7 million in unabsorbed fixed production costs related to the union labor lockout at Kronos’ Canadian production facility, as discussed above.

Other operating expense, net – Kronos’ other operating expense in the third quarter of 2013 includes a $35 million litigation settlement charge.

Gross margin and income (loss) from operations – Kronos’ income from operations increased by $84.9 million from a loss of $37.0 million in the third quarter of 2013 to income of $47.9 million in the third quarter of 2014.  Income (loss) from operations as a percentage of net sales increased to 12% in the third quarter of 2014 from (9)% in the same period of 2013.  This increase was driven by the increase in gross margin, which increased to 23% for the third quarter of 2014 compared to 11% for the third quarter of 2013 and by the third quarter 2013 litigation settlement charge as discussed above.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, higher sales volumes and lower selling prices.  Additionally, changes in currency exchange rates have positively affected Kronos’ gross margin and income from operations.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $8 million in the third quarter of 2014 as compared to the same period in 2013.

Kronos’ income from operations increased by $249.8 million from a loss of $131.6 million in the first nine months of 2013 to income of $118.2 million in the first nine months of 2014.  Income (loss) from operations as a percentage of net sales increased to 9% in the first nine months of 2014 from (10)% in the same period of 2013.  This increase was driven by the increase in gross margin, which increased to 21% for the first nine months of 2014 compared to 4% for the first nine months of 2013 and by the 2013 litigation settlement charge as discussed above.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, lower selling prices and lower sales volumes.  Additionally, changes in currency exchange rates have positively affected Kronos’ gross margin and income from operations.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $28 million in the first nine months of 2014 as compared to the same period in 2013.

Other non-operating income (expense) - Kronos recognized an aggregate $2.3 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the third quarter of 2013 related to the voluntary prepayment of the remaining $100 million principal amount of Kronos’ prior term loan.

Kronos’ interest expense decreased $.6 million from $4.5 million in the third quarter of 2013 to $3.9 million in the third quarter of 2014 primarily due to lower average interest rates on Kronos’ outstanding borrowings in the third quarter of 2014, partially offset by slightly higher average debt levels.  Kronos currently expects its interest expense for all of 2014 will be lower than 2013, as the favorable impact of lower average interest rates on outstanding borrowings will offset the impact of higher overall average debt levels resulting from the new term loan Kronos issued in February 2014.

Kronos recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs, in the first and third quarters of 2013 related to the voluntary prepayment of Kronos’ prior term loan by $290 million in the first quarter of 2013 and the remaining $100 million in the third quarter of 2013.

Kronos’ interest expense decreased $4.0 million from $16.6 million in the nine months ended September 30, 2013 to $12.6 million in the nine months ended September 30, 2014 primarily due to lower average interest rates on outstanding borrowings in the first nine months of 2014 partially offset by slightly higher average debt levels.

Income tax expense (benefit) - Kronos recognized income tax expense of $12.3 million in the third quarter of 2014 compared to a benefit of $13.6 million in the same period last year.  This difference is primarily due to Kronos’ increased earnings.

Kronos recognized income tax expense of $27.0 million in the first nine months of 2014 compared to an income tax benefit of $51.3 million in the same period last year.  This difference is primarily due to Kronos’ increased earnings.  In addition, Kronos’ income tax expense in the first nine months of 2014 was favorably impacted by an aggregate non-cash income tax benefit of $5.1 million related to a net reduction in Kronos’ reserve for uncertain tax positions.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $842 million and $127 million for German corporate and trade tax purposes, respectively, at December 31, 2013) and in Belgium (the equivalent of $102 million for Belgian corporate tax purposes at December 31, 2013).  At September 30, 2014, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) it has utilized a portion of such German carryforwards during the most recent three-year period and (iii) it currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if Kronos were to generate losses in its German and Belgian operations for an extended period of time, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point it would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates

three months ended September 30, 2014 vs. September 30, 2013

	Transaction gain/(loss) recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$3	$3
Income from operations	-	3	3	5	8

Impact of changes in currency exchange rates

nine months ended September 30, 2014 vs. September 30, 2013

	Transaction gain/(loss) recognized			Translation gain - impact of rate changes	Total currency impact 2014 vs. 2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$23	$23
Income from operations	(1)	3	4	24	28

Outlook

During the first nine months of 2014 Kronos operated its production facilities at 94% of practical capacity.  This reflects an increased plant utilization rate as compared to the same period of 2013.  While Kronos’ production capacity utilization rates in the second half of 2013 were impacted by the lockout at its Canadian production facility that ended in December 2013, its utilization rates continued to be impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  While Kronos expects its production volumes to be higher in 2014 as compared to 2013, Kronos expects to continue to operate below full production capacity in 2014.  The less-than-full production utilization is principally due to the ramp-up of operations at its Canadian facility following the end of the lockout as well as the implementation of certain productivity-enhancing capital improvement projects at other facilities which will result in longer-than-normal maintenance shutdowns in certain instances.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and continuing into 2014, and consequently its cost of sales per metric ton of TiO2 sold in the first nine months of 2014 was significantly lower than its cost of sales per metric ton of TiO2 sold in the first nine months of 2013.  Given the time lag between when Kronos procures third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in its cost of sales, Kronos expects its cost of sales per metric ton of TiO2 sold in calendar 2014 will be lower than the cost of sales per metric ton of TiO2 sold in calendar 2013, and its cost of sales per metric ton of TiO2 sold in the fourth quarter of 2014 will be lower than the cost of sales per metric ton of TiO2 sold in the first nine months of 2014.  Although the cost of feedstock ore has and continues to moderate, as discussed below, Kronos’ TiO2 selling prices have declined during 2014. Kronos started 2014 with selling prices 6% lower than the beginning of 2013, and prices declined by an additional 7% in the first nine months of 2014.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  As a result, lead times for delivery are increasing.  With the strong sales volumes experienced in 2013 and in certain established markets during the first nine months of 2014, Kronos continues to see evidence of improvement in demand for its TiO2 products in certain of its primary markets.  The extent to which Kronos will be able to achieve any price increases in the near term will depend on market conditions.

Overall, Kronos expects that income from operations in 2014 will be higher as compared to 2013, as a result of:

—	the favorable effect of lower third-party feedstock ore costs,
—	the favorable effects of anticipated higher production volumes in 2014 (in part from the resumption of production at its Canadian TiO2 production facility), and
—	the litigation settlement charge recognized in third quarter 2013.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely.  Given the lead time required for such production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 continue to increase sufficiently.

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

Net cash provided by operating activities was $22.9 million in the first nine months of 2014 compared to $7.4 million in the first nine months of 2013.  The $15.5 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations attributable to CompX of $3.3 million,
•

lower amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2014 of $1.1 million, primarily related to relatively higher account receivable and inventory balances in 2014 (as discussed below), and

•	higher cash received for insurance recoveries in 2014 of $9.1 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended September 30,
	2013	2014
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$(7.8)	$7.2
NL Parent and wholly-owned subsidiaries	17.6	17.3
Eliminations	(2.4)	(1.6)
Total	$7.4	$22.9

Relative changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to September as the result of a seasonal increase in sales during the third quarter as compared to the fourth quarter.  Overall, our September 30, 2014 days sales outstanding compared to December 31, 2013 is in line with our expectations. As shown below, our total average number of days in inventory relative to sales has been higher in 2014 due to the introduction of new products and due to intentional measures to avoid shortages of certain long lead-time components.  For comparative purposes, we have provided information for December 31, 2012 and September 30, 2013 below.

	December 31, 2012	September 30, 2013	December 31, 2013	September 30, 2014
Days sales outstanding	40 days	40 days	35 days	40 days
Days in inventory	74 days	70 days	76 days	75 days

Investing and financing activities

In the first nine months of 2014, we paid $2.2 million in capital expenditures, substantially all of which related to CompX.

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

Outstanding debt obligations

At September 30, 2014, NL and CompX did not have any outstanding debt obligations.

The terms of Kronos’ indebtedness contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  In December 2013, the lenders under Kronos’ European revolving credit facility granted a waiver through June 30, 2014 with respect to the financial test, but Kronos’ ability to borrow any amounts under the facility was subject to the requirement that the borrowers maintain a specified level of EBITDA.  Kronos met the specified minimum level of EBITDA during the waiver period that ended June 30, 2014.  Kronos is in compliance with all of its debt covenants at September 30, 2014.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity; however if future operating results differ materially from its expectations Kronos may be unable to maintain compliance.  Kronos believes it has alternate sources of liquidity, including cash on hand and borrowings under its North American revolver, in order to adequately address any compliance issues which might arise.  Neither Kronos’ new term loan nor its North American revolving credit facility contains a financial maintenance covenant.

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

At September 30, 2014, we had aggregate cash, cash equivalents and restricted cash of $78.0 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$41.9
NL Parent and wholly-owned subsidiaries	36.1
Total	$78.0

In addition, at September 30, 2014 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $93.9 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at September 30, 2014 with an aggregate market value of $485.3 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2015).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At September 30, 2014, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any amounts from Valhi during the remainder of 2014 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at September 30, 2014 approximated $.5 million.  CompX’s 2014 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2014, based on the number of shares of common stock of these affiliates we own as of September 30, 2014 and their current regular quarterly dividend rate, is presented in the table below.  In May 2014, Valhi’s board of directors reduced its regular quarterly dividend from $.05 per share to $.02 per share, effective with its second quarter 2014 dividend.  The amount shown in the table below for Valhi reflects the $.05 per share dividend in the first quarter and $.02 per share dividends we actually received from Valhi in the second and third quarters of 2014, respectively, and $.02 per share we would expect to receive in the fourth quarter of 2014.

	Shares held at September 30, 2014	Current Quarterly Dividend Rate	Annual Expected Dividend
	(in millions)		(in millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.6
Total expected annual dividends			$24.9

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

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2014.

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

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our management, with the participation of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer, and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are not effective as of the date of such evaluation because of the material weakness in internal control over financial reporting described below.

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

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Status of Remediation of Material Weakness – As disclosed in our June 30, 2014 Form 10-Q, during the first quarter of 2014, CompX implemented a new enterprise resource planning (“ERP”) system covering financial, production and logistics processes.  CompX concluded that, from the date of implementation through June 30, 2014, it did not maintain effective monitoring controls over user access to the new ERP system, which constitutes a material weakness.  Specifically, within the new ERP system CompX did not maintain information technology and business process controls over evaluating and monitoring user access rights and transactions processed for appropriate segregation of duties including producing reports to monitor activity related to the appropriateness of access.  CompX has taken the following steps to remediate the identified material weakness.  Since June 30, 2014, CompX has implemented control procedures, including information technology and business process controls, to address management’s ability to evaluate and effectively monitor user access rights and segregation of duties.  CompX believes these additional control procedures have strengthened its internal controls over financial reporting and addressed the material weakness.  Testing of the effectiveness of these controls has begun and CompX expects such testing to be completed during the fourth quarter of 2014.  Once testing has been completed and CompX concludes that the remediation measures described above are in place and operating effectively, CompX will be able to conclude that the material weakness has been remediated.  CompX will continue to test and evaluate these controls as part of our 2014 assessment of internal controls over financial reporting.

Changes in internal control over financial reporting – Other than the implementation of additional control procedures noted above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements, our 2013 Annual Report, and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2013 Annual Report.  There have been no material changes to such risk factors during the nine months ended September 30, 2014.

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

NL INDUSTRIES, INC.
(Registrant)

Date: November 7, 2014	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: November 7, 2014	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)