Form 10-K
period 2014-12-31
NL INDUSTRIES INC
filed 2015-03-12
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934:

For the fiscal year ended December 31, 2014

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

The aggregate market value of the 6.8 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2014 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $63.3 million.

As of February 27, 2015, 48,682,884 shares of the Registrant’s common stock were outstanding.

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

Business summary

We are primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE MKT: CIX).  We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc.  CompX and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

Organization

At December 31, 2014, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held an aggregate of 93% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons, Serena Simmons Connelly and Annette C. Simmons may be deemed to control Contran, Valhi, and us.

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

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks)
•	Decisions to sell operating assets other than in the ordinary course of business
•	Kronos’ ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The timing and amounts of insurance recoveries
•	The extent to which our subsidiaries or affiliates were to become unable to pay us dividends
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	Uncertainties associated with CompX’s development of new product features
•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
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

Component Products CompX International Inc. - 87% owned at December 31, 2014

CompX manufactures engineered components that are sold to a variety of industries including recreational transportation (including boats), postal, office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment.  CompX has three production facilities in the United States.

Chemicals Kronos Worldwide, Inc. - 30% owned at December 31, 2014

Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, food,  cosmetics and other industrial and consumer “quality-of-life” products.  Kronos has production facilities in Europe and North America.  Sales of TiO2 represented about 90% of Kronos’ net sales in 2014, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

Industry overview - Through our majority-owned subsidiary, CompX, we manufacture engineered components that are sold to a variety of industries including recreational transportation (including boats), postal, office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment.  We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, operations and products - CompX’s Security Products business, with one manufacturing facility in South Carolina and one in Illinois shared with the Marine Components business, manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, vending and gaming machines, high security medical cabinetry, electrical circuit panels, storage compartments and gas station security.  We believe that CompX is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
●

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure) and TuBar®; and

●

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

CompX’s Marine Components business, with a facility in Wisconsin and a facility shared with the Security Products business in Illinois, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, hardware and accessories primarily for performance and ski/wakeboard boats.  CompX’s specialty marine component products are high-precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high-performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	steering wheels and other billet aluminum accessories; and
●	dash panels, LED lighting, wire harnesses and other accessories.

The following table sets forth the location, size and business operations for each of CompX’s operating facilities at December 31, 2014:

Facility Name	Business Operations	Location	Size (square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	120,000
Custom(2)	MC	Neenah, WI	95,000
Leased Facilities:
Distribution Center	SP/MC	Rancho Cucamonga, CA	11,500

SP – Security Products business

MC – Marine Components business

(1)	ISO-9001 registered facilities
(2)	ISO-9002 registered facility

We believe all of CompX’s facilities are well maintained and satisfactory for their intended purposes.

Raw materials - The primary raw materials used in CompX’s manufacturing processes are:

●	zinc and brass (used in the Security Products business for the manufacture of locking mechanisms); and
●	stainless steel (used primarily in the Marine Components business for the manufacture of exhaust headers and pipes and other components).

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 10% of our total cost of sales for 2014.  Total material costs, including purchased components, represented approximately 49% of our cost of sales in 2014.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity related raw material costs to a certain extent.  We periodically enter into such arrangements for zinc and brass.  We expect commodity related raw material prices to remain relatively stable during 2015; however, these raw materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.   Commodity related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks - CompX holds a number of patents relating to component products, certain of which we believe to be important to CompX and its continuing business activity.  Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than 1 year to 18 years at December 31, 2014.  CompX’s major trademarks and brand names include:

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

In 2014, CompX’s ten largest customers, all Security Products customers, accounted for approximately 47% of our total sales.  United States Postal Service and Harley Davidson accounted for approximately 13% and 12%, respectively, of total sales for the year ended December 31, 2014.  Overall, our customer base is diverse and the loss of any single customer would not in itself have a material adverse effect on our operations.

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

Regulatory and environmental matters - CompX’s operations are subject to federal, state and local  environmental laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes (“Environmental Laws”.)  CompX’s operations are also subject to federal, state and local regulations relating to worker health and safety.  We believe that CompX is in substantial compliance with all such laws and regulations.  To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results of operations.  We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Discontinued operations - On December 28, 2012, we completed the sale of CompX’s Furniture Components operations.  See Note 2 to our Consolidated Financial Statements.

Employees - As of December 31, 2014, CompX employed 532 people, all in the United States.  We believe our labor relations are good at all of our facilities.

CHEMICALS - KRONOS WORLDWIDE, INC.

Business overview - Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications.  Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 4,000 customers in 100 countries with the majority of sales in Europe and North America.  We believe that Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

TiO2 is a white inorganic pigment used in a wide range of products for its exceptional durability and its ability to impart whiteness, brightness and opacity.  TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, food and cosmetics.  TiO2 is widely considered to be superior to alternative white pigments in large part due to its hiding power (or opacity), which is the ability to cover or mask other materials effectively and efficiently.  TiO2 is designed, marketed and sold based on specific end-use applications.

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

TiO2 is considered a “quality-of-life” product.  Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3.0% since 1990.  Per capita consumption of TiO2 in Western Europe and the United States far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis.  Kronos believes that Western Europe and North America currently account for approximately 19% and 17% of global TiO2 consumption, respectively.  Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and Kronos believes these are significant markets where it expects continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets - Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 90 years.  We believe that Kronos is the largest producer of TiO2 in Europe with approximately one-half of its sales volumes attributable to markets in Europe.

The table below shows Kronos’ market share for its significant markets, Europe and North America, for the last three years.

	2012	2013	2014
Europe	19%	18%	18%
North America	19%	18%	17%

We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2014.  Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that includes over 40 different TiO2 pigment grades under the Kronos® trademark, which provide a variety of performance properties to meet customers’ specific requirements.  Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  Kronos ships TiO2 to customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of its core TiO2 pigments represented approximately 90% of Kronos’ net sales in 2014.  Kronos and its agents and distributors primarily sell and provide technical services for Kronos’ products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end use for the year ended December 31, 2014:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End-use
Europe	50%	Coatings	56%
North America	33%	Plastics	31%
Asia Pacific	7%	Other	8%
Rest of World	10%	Paper	5%

Some of the principal applications for Kronos’ products include the following.

TiO2 for coatings - Kronos’ TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for commercial and residential interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings.  The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired.  In general, the higher the opacity requirement of the coating, the greater the TiO2 content.

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

TiO2 for paper - Kronos’ TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability.  Although Kronos sells its TiO2 to all segments of the paper end-use market, its primary focus is on the TiO2 grades used in paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure.  The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns.  Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard.  TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

TiO2 for other applications - Kronos produces TiO2 to improve the opacity and hiding power of printing inks.  TiO2 allows inks to achieve very high print quality while not interfering with the technical requirements of printing machinery, including low abrasion, high printing speed and high temperatures.  Kronos’ TiO2 is also used in textile applications where TiO2 functions as an opacifying and delustering agent.  In man-made fibers such as rayon and polyester, TiO2 corrects an otherwise undesirable glossy and translucent appearance.  Without the presence of TiO2, these materials would be unsuitable for use in many textile applications.

Kronos produces high purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste.  Kronos’ TiO2 is also found in food products, such as candy and confectionaries and in pet foods where it is used to obtain uniformity of color and appearance.  In pharmaceuticals, Kronos’ TiO2 is used commonly as a colorant in pill and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance.  Kronos® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP and BP (United States Pharmacopoeia and British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of its net sales in 2014:

●

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

●

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

●

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

Manufacturing, operations and properties - Kronos produces TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments, and in 2014, chloride process production facilities represented approximately 45% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●

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

●

Sulfate process - The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag.  After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatment.

Kronos produced 511,000 metric tons of TiO2 in 2014, up from the 474,000 metric tons produced in 2013.  Kronos’ production amounts include its share of the output produced by its TiO2 manufacturing joint-venture discussed below in “TiO2  Manufacturing Joint Venture.”  Kronos’ average production capacity utilization rates were approximately 85%, 86%, and 92% of capacity in 2012, 2013, and 2014 respectively.  Kronos’s production utilization rates in 2013 were impacted by the previously-reported lockout at its Canadian production facility that began in June 2013.  Kronos operated its Canadian plant at approximately 15% of the plant’s capacity with non-union management employees during the lockout.  Kronos’ production rates in 2014 were also impacted by such lockout, as restart of production at the facility did not begin until February 2014.  Kronos’ production rates in 2014 were also impacted by the implementation of certain productivity-enhancing improvement projects at other facilities as well as necessary improvements to ensure continued compliance with its permit regulations which resulted in longer-than-normal maintenance shutdowns in some instances.

Kronos operates four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2  Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Kronos’ production capacity in 2014 was 555,000 metric tons, approximately three-fourths of which was from the chloride production process.

The following table presents the division of Kronos’ expected 2015 manufacturing capacity by plant location and type of manufacturing process:

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

Kronos’ production capacity has increased by approximately 16% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that Kronos’ annual attainable production capacity for 2015 is approximately 555,000 metric tons.  While we expect Kronos’ production capacity will be higher in 2015 as compared to 2014, we expect that Kronos will operate at less-than-full production capacity in 2015, due principally to completing the implementation of certain productivity-enhancing capital improvement projects at certain facilities which will result in longer-than-normal maintenance shutdowns in some instances.

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

The joint venture is not consolidated in Kronos’ financial statements, because Kronos does not control it.  Kronos accounts for its interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore Kronos does not have any equity in earnings of the joint venture.  Kronos is required to purchase one half of the TiO2 produced by the joint venture.  Kronos shares all costs and capital expenditures equally with Huntsman with the exception of feedstock (purchased natural rutile ore or slag) and packaging costs for the pigment grades produced.  Kronos’ share of net costs is reported as cost of sales as the TiO2 is sold.

Raw materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Tronox Mineral Sands (PTY) LTD under a supply contract that expires in December 2015.  Kronos purchases upgraded slag from Q.I.T.  Fer et Titane Inc.  (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015.  Kronos purchases natural rutile ore under contracts primarily from Iluka Resources, Limited (under a new contract entered into in January 2015) and Sierra Rutile Limited, both of which expire in 2015.  In the past Kronos has been, and expects to continue to be successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into, will meet its chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2014.  Kronos expects ilmenite production from its mines to meet its European sulfate process feedstock requirements for the foreseeable future.  For its Canadian sulfate process plant, Kronos purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and

Titanium), under a supply contract that expires in 2015.  Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which Kronos is required to purchase.  The pricing under these agreements is generally negotiated quarterly.

The following table summarizes Kronos’ raw materials purchased or mined in 2014.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants:
Purchased slag or rutile ore	460
Sulfate process plants:
Ilmenite ore mined and used internally	330
Purchased slag	29

Sales and marketing - Kronos’ marketing strategy is aimed at developing and maintaining strong customer relationships with new and existing accounts.  Because TiO2 represents a significant raw material cost for Kronos’ customers, the purchasing decisions are often made by customers’ senior management.  Kronos works to maintain close relationships with the key decision makers, through in-depth and frequent in-person meetings.  Kronos endeavors to extend these commercial and technical relationships to multiple levels within its customers’ organization by using its direct sales force and technical service group to accomplish this objective.  Kronos believes this has helped build customer loyalty to Kronos and strengthen its competitive position.  Close cooperation and strong customer relationships enable Kronos to stay closely attuned to trends in its customers’ businesses.  Where appropriate, Kronos works in conjunction with customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades.  Kronos also focuses its sales and marketing efforts on those geographic and end-use market businesses where Kronos believes it can realize higher selling prices.  This focus includes continuously reviewing and optimizing customer and product portfolios.

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

Kronos sells a majority of its products through its direct sales force operating from six sales offices in Europe and one sales office in North America.  Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas.  In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents.  Kronos’ agents do not sell any TiO2 products other than Kronos® brand products.  In North America, Kronos’ sales are made primarily through its direct sales force and supported by a network of distributors.  In addition to its direct sales force and sales agents, many of Kronos’ sales agents also act as distributors to service its smaller customers in all regions.  Kronos offers customer and technical service to the customers who purchase its products through distributors as well as to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base with only one customer representing 10% or more of its sales in 2014 (Behr Process Corporation – 10%).  Kronos’ largest ten customers accounted for approximately 35% of sales in 2014.

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

Competition - The TiO2 industry is highly competitive.  Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers.  Although certain TiO2 grades are considered specialty pigments, the majority of Kronos’ grades and substantially all of its production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service.  During 2014, Kronos had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volumes, we believe that Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; and Tronox Incorporated.  The top five TiO2 producers account for approximately 54% of the world’s production capacity.   Huntsman completed its purchase of the TiO2 business of Sachtleben Chemie GmbH in 2014 and has also announced its intent to spin-off the consolidated TiO2 business within two years of the acquisition.  In February 2015, Huntsman announced a plan to reduce its TiO2 capacity by approximately 100,000 metric tons at one of its European sulfate process facilities.  DuPont has announced its intent to spin-off its TiO2 operations into a separate publicly-traded company by mid-2015.

The following chart shows Kronos’ estimate of worldwide production capacity in 2014:

Worldwide Production Capacity - 2014
DuPont	16%
Huntsman	13%
Cristal	11%
Kronos	8%
Tronox	6%
Other	46%

DuPont has over one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor.

Over the past ten years, Kronos and its competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shutdown of various TiO2 plants in France, the United States and China.  In addition, in May 2011, DuPont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity.  Although overall industry demand is expected to be generally higher in 2015 as compared to 2014 as a result of improving worldwide economic conditions, Kronos does not expect any other significant efforts will be undertaken by it or its principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects.  If actual developments differ from its expectations, the TiO2 industry’s performance and that of Kronos own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity.  Kronos believes it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development - Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new applications.  Kronos’ expenditures for these activities were approximately $19 million in 2012, $18 million in 2013 and $19 million in 2014.  Kronos expects to spend $21 million on research and development in 2015.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles.  Since 2009, Kronos has added four new grades for pigments and other applications.

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

Trademarks and trade secrets - Kronos’ trademarks, including Kronos®, are covered by issued and or pending registrations, including in Canada and the United States.  Kronos protects the marks that it uses in connection with the products it manufactures and sells and has developed goodwill in connection with the long-term use of its trademarks.  Kronos conducts research activities in secret and it protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures including data security.  Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position.  Kronos’ proprietary chloride production process is an important part of its technology and its business could be harmed if Kronos fails to maintain confidentiality of its trade secrets used in this technology.

Employees - As of December 31, 2014, Kronos employed the following number of people:

Europe	2,110
Canada	330
United States (1)	45
Total	2,485
(1)	Excludes employees of Kronos’ Louisiana joint venture.

Certain employees at each of Kronos’ production facilities are organized by labor unions.  In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, Kronos’ union employees are covered by a collective bargaining agreement that expires in June 2018.  At December 31, 2014, approximately 85% of Kronos’ worldwide workforce is organized under collective bargaining agreements.  It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect Kronos’ business, results of operations, financial position or liquidity.

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

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $12.3 million in 2014 and are currently expected to be approximately $14 million in 2015.

Other

In addition to our 87% ownership of CompX and our 30% ownership of Kronos at December 31, 2014, we also own 100% of EWI RE, Inc., an insurance brokerage and risk management services company.  We also hold certain marketable securities and other investments.  See Notes 6 and 16 to our Consolidated Financial Statements.

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

Listed below are certain risk factors associated with us and our businesses. See also certain risk factors discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”  In addition to the potential effect of these risk factors, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

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

The majority of our operating cash flows are generated by our operating subsidiaries and affiliates, and our ability to service liabilities and to pay dividends on our common stock (to the extent such dividends are declared by our board of directors) depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries and affiliates.  Our subsidiaries and affiliates are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay such cash dividends or other distributions to us.  In addition, the payment of dividends or other distributions from our subsidiaries and affiliates could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries and affiliates operate or any other restrictions imposed by current or future agreements to which our subsidiaries and affiliates may be a party, including debt instruments.  Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries and affiliates to pay dividends or make other distributions to us. If our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock (if declared) could be adversely affected.

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

●	Competitors may be able to drive down prices for our products because their costs are lower than our costs, especially products sourced from Asia.

●	Competitors’ financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
●	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
●	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.
●	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
●	We may not be able to sustain a cost structure that enables us to be competitive.
●	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

Our development of innovative features for our current component products is critical to sustaining and growing our sales.

Historically, CompX’s ability to provide value-added custom engineered component products that address requirements of technology has been a key element of its success.  We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications.  Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America, the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features.  The introduction of new products and features requires the coordination of the design, manufacturing and marketing of such products with current and potential customers.  The ability to coordinate these activities with current and potential customers may be affected by factors beyond CompX’s control.  While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we do not know if any new product features CompX introduces will achieve the same degree of success that it has achieved with its existing products.  Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials.  As CompX attempts to introduce new product features in the future, we do not know if CompX will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Future acquisitions of CompX could subject us to a number of operational risks.

A key component of CompX’s strategy is to grow and diversify its business through targeted acquisitions.  CompX’s ability to successfully execute this component of its strategy entails a number of risks, including:

●	the identification of suitable growth opportunities;
●	an inaccurate assessment of acquired liabilities that were undisclosed or not properly disclosed;
●	the entry into markets in which we may have limited or no experience;
●	the diversion of management’s attention from our core businesses;
●	the potential loss of key employees or customers of the acquired businesses;
●	the potential of not identifying that acquired products infringe on the intellectual property rights of others;
●	difficulties in realizing projected efficiencies, synergies and cost savings; and
●	an increase in our indebtedness and a limitation in our ability to access additional capital when needed.

Failure to protect our intellectual property rights or claims by others that we infringe their intellectual property rights could substantially harm our business.

CompX relies on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain intellectual property rights in our technology and designs.  Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated.  Others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.  Further, we do not know if any of our pending trademark or patent applications will be approved.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights.  In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third party use, which could adversely affect our competitive position.

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

CompX operates production facilities in the United States and Kronos operates production facilities in several countries in North America and Europe.  We believe that all production facilities are in substantial compliance with applicable environmental laws.  Legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means including emissions permits and/or energy taxes.  In several production facilities, Kronos consumes large amounts of energy, including electricity and natural gas.  To date the climate change legislation in effect has not had a material adverse effect on our financial results.  However, if greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements.  If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, income from operations and results of operations.

Higher costs or limited availability of our raw materials may decrease our liquidity.

Certain of the raw materials used in CompX’s products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity.  Zinc and brass are the principal raw materials used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  CompX occasionally enters into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we otherwise be unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in its TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which Kronos purchases raw material supplies could adversely affect their availability.  If Kronos’ worldwide vendors were unable to meet their contractual obligations and it was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels.  Kronos experienced significantly higher ore costs in 2012 which carried over into 2013.  Kronos saw moderation in the purchase cost of third-party feedstock ore in 2013 and throughout 2014, but such reductions did not begin to be significantly reflected in Kronos’ cost of sales until the third quarter of 2013.  Kronos may also experience higher operating costs such as energy costs, which could affect its profitability.  Kronos may not always be able to increase selling prices to offset the impact of any higher costs or reduced production levels, which could reduce its earnings and decrease its liquidity.

Kronos has long-term supply contracts that provide for its TiO2 feedstock requirements that currently expire through 2016.  While Kronos believes it will be able to renew these contracts, there can be no assurance it will be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration.  Kronos’ current agreements (including those entered into in January 2015) require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $532 million in years subsequent to December 31, 2014.  In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services.  These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $164 million at December 31, 2014.  Kronos’ commitments under these contracts could adversely affect its financial results if it significantly reduced production and was unable to modify the contractual commitments.

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

The global market in which Kronos operates is concentrated, with the top five TiO2 producers accounting for over 50% of the world’s production capacity and is highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of Kronos’ competitors may be able to drive down prices for its products if their costs are lower than Kronos’ costs.  In addition, some of the competitors’ financial, technological and other resources may be greater than Kronos’ resources and such competitors may be better able to withstand changes in market conditions.  Kronos’ competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.  Further, consolidation of competitors or customers may result in reduced demand for Kronos’ products or make it more difficult for Kronos to compete with competitors.  The occurrence of any of these events could result in reduced earnings or operating losses.

Kronos’ leverage may impair our financial condition or limit our ability to operate our businesses.

As of December 31, 2014, Kronos had consolidated debt of approximately $348.6 million, which relates primarily to a term loan entered into in February 2014.  Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:

●	making it more difficult for Kronos to satisfy its obligations with respect to its liabilities;
●	increasing its vulnerability to adverse general economic and industry conditions;
●

requiring that a portion of Kronos’ cash flows from operations be used for the payment of interest on its debt, which reduces its ability to use cash flow to fund working capital, capital expenditures, dividends on its common stock, acquisitions or general corporate requirements;

●	limiting its ability to obtain additional financing to fund future working capital, capital expenditures, dividends on its common stock, acquisitions or general corporate requirements;
●	limiting its flexibility in planning for, or reacting to, changes in Kronos’ business and the industry in which it operates; and

●	placing it at a competitive disadvantage relative to other less leveraged competitors.

In addition to Kronos’ indebtedness, at December 31, 2014, Kronos is party to various lease and other agreements (including feedstock ore purchase contracts as previously described) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $454 million in 2015.  Kronos’ ability to make payments on and refinance its debt, and to fund planned capital expenditures, depends on Kronos’ future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, Kronos’ ability to borrow funds under its or its subsidiaries’ credit facilities in the future will in some instances depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800.)  Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more.  The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases and a fund for a public education campaign.  In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening.  In March 2012, the trial court judge decertified the class.  In June 2012, the trial court judge granted plaintiffs the right to appeal his decertification order, and in August 2012 the appellate court granted plaintiffs permission to appeal.  In March 2013, the appellate court agreed with the trial court’s rationale regarding legislative requirements to screen children’s blood lead levels and remanded the case for further proceedings in the trial court.  In July 2013, plaintiffs moved to vacate the decertification.  In October 2013, the judge denied plaintiffs’ motion to vacate the decertification of the class.  In March 2014, plaintiffs filed a new class certification motion.

Between January 2007 and May 2011, we were served with nine complaints filed in the Circuit Court in Milwaukee County, Wisconsin or in the United District Court, Eastern District of Wisconsin.  The plaintiffs are 173 minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they resided.  Plaintiffs seek compensatory and punitive damages.  The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlantic Richfield Company and The Sherwin-Williams Company.  Property owners are also defendants in each of the cases.  Two of the cases remained in State Court (Clark and Williams); four were removed to Federal court (Burton, Owens, B. Stokes, and Gibson); and three were filed in Federal Court (Sifuentes, Allen and Valoe).  In December 2014, all of these cases as to NL were dismissed with prejudice.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2013 and 2014, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations.  At December 31, 2014, we had accrued approximately $110 million related to approximately 47 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $149 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At December 31, 2014, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

In June 2006, we and several other PRPs received a Unilateral Administrative Order (UAO) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri.  The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936.  Doe Run is also named in the Order.  In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order and in May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement.  In the fourth quarter of 2010, NL reached its capped payment obligation under the cost sharing agreement with Doe Run.  In the fourth quarter of 2013, Doe Run completed the remainder of the construction work. A Removal Action Report and Post-Removal Site Control plan will be submitted to the EPA in 2015.

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

In September 2008, we received a Special Notice letter from the EPA for liability associated with the Tar Creek Superfund site in Ottawa County (Tar Creek) and a demand for related past and future costs.  We responded with a good-faith offer to pay certain of the EPA’s past costs and to complete limited work in the areas in which we operated.  In October 2008, we received a claim from the State of Oklahoma for past, future and relocation costs in connection with the site.  We are involved in an ongoing dialogue with the EPA and the State of Oklahoma regarding a potential settlement.

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

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc.  d/b/a NY/NJ Baykeeper et al. v.  NL Industries, Inc.  et al.  (United States District Court, District of New Jersey, Case No.  3:09-cv-04117).  This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities.  The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River.  The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP.  The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs.  We have denied liability and will defend vigorously against all claims

In June 2011, we were served in ASARCO LLC v.  NL Industries, Inc., et al.  (United States District Court, Western District of Missouri, Case No.  4:11-cv-00138-DGK).  The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S.  Government during its Chapter 11 bankruptcy in relation to the Tar Creek site, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri and the Newton County Mine Tailing Site in Newton County, Missouri.  We have denied liability and will defend vigorously against all of the claims.  In the second quarter of 2012, NL filed a motion to stay the case.  In the first quarter of 2013, NL’s motion was granted and the court entered an indefinite stay.  In the first quarter of 2015, Asarco was granted permission to seek an interlocutory appeal of that stay order.  If an appeal is permitted, NL will vigorously defend the trial court’s decision to stay the litigation.

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

In September 2013, EPA issued to NL and 34 other PRPs general notice of potential liability and a demand for payment of past costs and performance of a Remedial Design for the Gowanus Canal Superfund Site in Brooklyn, New York.  In March 2014, EPA issued a UAO to NL and approximately 27 other PRPs for performance of the Remedial Design at the site.  EPA contends that NL is liable as the alleged successor to the Doehler Die Casting Company, and therefore responsible for any potential contamination at the Site resulting from Doehler’s ownership/operation of a warehouse and a die casting plant it owned 90 years ago. NL believes that it has no liability at the Site.  NL is currently in discussions with EPA regarding a de minimis settlement and is otherwise taking actions necessary to respond to the UAO. If these discussions are unsuccessful, NL will continue to deny liability and will defend vigorously against all of the claims.

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

We have settled insurance coverage claims concerning environmental claims with certain of our principal former insurance carriers.  We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL).  As of February 27, 2015, there were approximately 2,569 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods.  On February 27, 2015 the closing price of our common stock was $7.86.

	High	Low	Cash dividends paid
Year ended December 31, 2013
First Quarter	$13.52	$12.16	.125
Second Quarter	12.64	10.40	.125
Third Quarter	11.89	10.57	.125
Fourth Quarter	11.74	10.10	.125
Year ended December 31, 2014
First Quarter	$11.76	$10.19	-
Second Quarter	10.98	8.41	-
Third Quarter	10.37	7.20	-
Fourth Quarter	9.16	6.71	-
January 1, 2015 through February 27, 2015	8.65	6.86	-

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

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2009 through December 31, 2014.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2009 and the reinvestment of dividends.

	2009	2010	2011	2012	2013	2014
NL common stock	100	$171	$205	$189	$192	$148
S&P 500 Composite Stock Price Index	100	115	117	136	180	205
S&P 500 Industrial Conglomerates Index	100	119	120	143	202	205

$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
NL common stock
S&P 500 Composite Stock Price Index
S&P 500 Industrial Conglomerates Index

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2014, 186,000 shares are available for award under this plan.  See Note 13 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2010	2011	2012	2013	2014
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$76.1	$79.8	$83.2	$92.0	$103.8
Income from component products operations	$5.9	$6.4	$5.4	$9.3	$13.6
Equity in earnings (losses) of Kronos	$45.6	$97.6	$66.4	$(31.0)	$30.2
Net income (loss)	$70.8	$82.7	$79.1	$(54.5)	$29.6
Net income (loss) attributable to NL stockholders:
Continuing operations	$70.9	$78.1	$56.7	$(55.3)	$28.5
Discontinued operations (1)	(.5)	3.6	17.8	-	-
Net income (loss) attributable to NL stockholders	$70.4	$81.7	$74.5	$(55.3)	$28.5

DILUTED EARNINGS PER SHARE DATA:
Net income (loss) attributable to NL stockholders:
Continuing operations	$1.41	$1.61	$1.16	$(1.14)	$.59
Discontinued operations (1)	(.01)	.07	.37	-	-
	$1.40	$1.68	$1.53	$(1.14)	$.59
Cash dividends per share	$.50	$.50	$.50	$.50	$-
Weighted average common shares outstanding	48,627	48,658	48,667	48,672	48,679

BALANCE SHEET DATA (at year end):
Total assets	$553.7	$761.2	$680.8	$685.8	$500.8
Long-term debt, including current maturities	74.5	37.3	18.5	-	-
NL stockholders' equity	252.9	415.0	374.8	355.4	237.0
Total equity	263.9	426.0	388.1	369.0	251.5

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$5.4	$48.2	$18.0	$14.9	$23.6
Investing activities	2.8	9.8	92.2	3.0	(3.3)
Financing activities	(17.8)	(61.5)	(44.1)	(43.3)	(.3)

(1) See Note 2 to our Consolidated Financial Statements

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

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through its Security Products operations, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications.  CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the recreational marine and other industries through its Marine Components operations.  In December 2012, CompX completed the sale of its Furniture Components business.  See Note 2 to our Consolidated Financial Statements.  Unless otherwise noted, the discussion of our results of operations in Management’s Discussion and Analysis is focused on our continuing operations.

We account for our 30% non-controlling interest in Kronos by the equity method.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments.  TiO2 is used for a variety of manufacturing applications including coatings, plastics, paper and other industrial products.

Income from continuing operations overview

Our net income from continuing operations attributable to NL stockholders was $28.5 million, or $.59 per share, in 2014 compared to a net loss of $55.3 million, or $1.14 per share, in 2013 and net income from continuing operations attributable to NL stockholders of $56.7 million, or $1.16 per share in 2012.

As more fully described below, the increase in our earnings per share from 2013 to 2014 is primarily due to:

•	equity in earnings from Kronos in 2014 of $30.2 million compared to equity in losses from Kronos in 2013 of $31.0 million,
•	lower environmental remediation and related costs in 2014 of $62.4 million,
•	higher income from operations attributable to CompX in 2014 of $4.3 million, and
•	lower litigation and related costs in 2014 of $3.2 million.

As more fully discussed below, the decrease in our earnings per share attributable to continuing operations from 2012 to 2013 is primarily due to the net effect of:

•	equity in losses from Kronos in 2013 of $31.0 million compared to equity in earnings from Kronos in 2012 of $66.4 million,
•	higher environmental remediation and related costs in 2013 of $54.4 million,
•	a pre-tax gain on the sale of the shares of the Titanium Metals Corporation (TIMET) common stock we owned in 2012 of $16.6 million,
•	a real-estate litigation settlement gain of $15.0 million recognized in 2012 related to the settlement of condemnation proceedings on real property we formerly owned,
•	higher income from operations attributable to CompX in 2013 of $3.9 million, and
•	higher litigation and related costs in 2013 of $2.7 million.

Our 2014 net income from continuing operations attributable to NL stockholders includes:

•	income of $.14 per share, net of income taxes, related to insurance recoveries we recognized, and

•	income of $.02 per share, net of income taxes, included in our equity in Kronos related to a net reduction of Kronos’ reserve for uncertain tax positions.

Our 2013 net loss from continuing operations attributable to NL stockholders includes:

•	income of $.13 per share, net of income taxes, related to insurance recoveries we recognized,
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

Outlook for 2015

We currently expect our net income attributable to NL stockholders in 2015 to be somewhat lower than 2014 primarily due to lower anticipated insurance recoveries and lower income from operations attributable to CompX, offset in part by lower environmental and related costs.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Investments - We own investments in Valhi, Inc. that we account for as marketable securities carried at fair value or that we account for under the equity method.  For these investments, we evaluate the fair value at each balance sheet date.  We use quoted market prices, Level 1 inputs as defined in

Accounting Standards Codification (ASC) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our marketable debt securities and publicly traded investees.  We record an impairment charge when we believe an investment has experienced an other-than-temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees).  Further adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future. At December 31, 2014, the carrying value (which equals fair value) of all of our marketable securities equaled or exceeded the cost basis of such investments, see Note 6 to our Consolidated Financial Statements.  At December 31, 2014, the $13.02 per share quoted market price of our investment in Kronos (our only equity method investee) exceeded its per share net carrying value by over 193%.

•

Long-lived assets - We assess property and equipment for impairment only when circumstances (as specified in ASC 360-10-35, Property, Plant, and Equipment) indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2014 because no such impairment indicators were present.

•

Goodwill - Our net goodwill totaled $27.2 million at December 31, 2014.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  All of our net goodwill at December 31, 2014 is related to CompX.  Since 2013, we have used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the two-step quantitative goodwill impairment test. See Note 8 to our Consolidated Financial Statements.  Considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit.  Events and circumstances considered in our impairment evaluations, such as historical profits and stability of the markets served, are consistent with factors utilized with our internal projections and operating plan.  However, future events and circumstances could result in materially different findings which could result in the recognition of a material goodwill impairment.

•

Benefit plans - We maintain various defined benefit pension plans and postretirement benefits other than pensions (OPEB).  The amounts recognized as defined benefit pension and OPEB expenses and the reported amounts of pension asset and accrued pension and OPEB costs are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets, expected health care trend rates and expected mortality.  Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements.  These assumptions are more fully described below under the heading “Assumptions on defined benefit pension plans and OPEB plans.”

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

We record a reserve for uncertain tax where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  It is possible that that in the future we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made.

•

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

Income from operations of CompX and Kronos is impacted by certain significant judgments and estimates, as summarized below:

•	Chemicals (Kronos) - allowance for doubtful accounts, impairment of equity method investments, long-lived assets, defined benefit pension and OPEB plans, loss accruals and income taxes, and
•	Component products (CompX) - impairment of goodwill and long-lived assets, loss accruals and income taxes.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investments, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Income (loss) from operations attributable to continuing operations

The following table shows the components of our income (loss) from operations attributable to continuing operations.

	Year ended December 31,			% Change
	2012	2013	2014	2012-13	2013-14
	(Dollars in millions)
CompX	$5.4	$9.3	$13.6	72%	46%
Insurance recoveries	3.3	9.4	10.4	185	10
Litigation settlement gain	15.0	-	-	(100)	-
Other income, net	3.6	.1	.1	(99)	-
Goodwill impairment	(6.4)	-	-	(100)	-
Corporate expense	(29.0)	(87.0)	(21.3)	201	(76)
Income (loss) from continuing operations	$(8.1)	$(68.2)	$2.8	(747)%	104%

The following table shows the components of our income (loss) before income taxes attributable to continuing operations exclusive of our income (loss) from operations.

	Year ended December 31,			% Change
	2012	2013	2014	2012-13	2013-14
	(Dollars in millions)
Equity in earnings (losses) of Kronos	$66.4	$(31.0)	$30.2	(147)%	197%
Interest and dividend income	3.2	2.9	1.6	(9)	(45)
Interest expense	(1.0)	(.1)	-	(88)	(100)

CompX International Inc.

	Year ended December 31,			% Change
	2012	2013	2014	2012-13	2013-14
	(Dollars in millions)
Net sales	$83.2	$92.0	$103.8	11%	13%
Cost of sales	58.9	64.4	71.6	10	11
Gross margin	24.3	27.6	32.2	13	17
Operating costs and expenses	17.7	18.3	18.6	3	2
Assets held for sale write-down	1.2	-	-	(100)	-
Income from operations	$5.4	$9.3	$13.6	72	46

Percentage of net sales:
Cost of sales	71%	70%	69%
Gross margin	29	30	31
Operating costs and expenses	21	20	18
Assets held for sale write-down	1	-	-
Income from operations	7	10	13

 Net sales - Net sales increased $11.8 million in 2014 primarily due to strong demand within CompX’s Security Products business, including a new initiative for an existing government customer, increased market penetration in electronic locks and strong demand in transportation markets.  Sales from CompX’s Marine Components business also contributed to the increase, reflecting greater penetration into non high-performance marine markets.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales increased approximately $8.8 million in 2013 principally due to higher demand for high security pin tumbler locks within the Security Products business, and to a lesser extent from an increase in Marine Component sales outside of the high performance boat market through gains in market share.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin - Cost of sales and gross margin both increased from 2013 to 2014 primarily due to increased sales volumes.  As a percentage of sales, cost of sales decreased 1% primarily due to improved coverage of fixed manufacturing costs over increased production volumes to meet higher demand for CompX’s products, partially offset by the impact of lower variable margins due to relative changes in customer and product mix within CompX’s Security Products business.

Cost of sales and gross margin both increased from 2012 to 2013 primarily due to increased sales volumes.  As a percentage of sales, cost of sales decreased 1% resulting in an increase in gross margin of 1% primarily due to improved cost efficiencies from higher sales, partially offset by higher self-insured medical costs in 2013 as discussed below.

Operating costs and expenses - Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s business and corporate management activities, as well as gains and losses on plant, property and equipment. Operating costs and expenses increased slightly in 2014 compared to 2013 primarily as a result of increased administrative personnel costs and increased depreciation for CompX’s Security Products business, partially offset by reduced corporate administrative personnel costs.  Operating costs and expenses increased in 2013 compared to 2012, and increased in 2012 as compared to 2011, as a result of increased administrative support costs relating to the higher sales.

Write-down and loss on disposal of assets held for sale - We recorded a write-downs on assets held for sale of $1.2 million (including a $.8 million loss on disposal of assets held for sale) in 2012, relating to a certain facility held for sale that was no longer in use.  The write-down is included in corporate operating expense.  See Note 9 to the Consolidated Financial Statements.

Income from operations - As a percentage of net sales, income from operations increased by approximately 3% in 2014 compared to 2013, and increased 3% in 2013 compared to 2012.  These increases were primarily the result of the factors affecting cost of sales, gross margin, operating costs and the write-down and loss on disposal of assets held for sale as discussed above.

General - CompX’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprising labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 49% of our cost of sales in 2014, with commodity related raw materials accounting for approximately 10% of our cost of sales.  With the exception of a moderate midyear 2014 increase in mined metals, including zinc, worldwide commodity raw material costs were mostly stable during 2012, 2013 and 2014.  CompX occasionally entered into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business- Raw Materials.”

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Year ended December 31,			% Change
	2012	2013	2014	2012-13	2013-14
	(Dollars in millions)
Net sales:
Security Products	$73.7	$81.5	$91.5	11%	12%
Marine Components	9.5	10.5	12.4	11	17
Total net sales	$83.2	$92.0	$103.9	11	13

Gross margin:
Security Products	$23.0	$25.8	$29.5	12	15
Marine Components	1.3	1.8	2.7	43	50
Total gross margin	$24.3	$27.6	$32.2	13	17

Income (loss) from operations:
Security Products	$14.1	$16.1	$18.7	14	16
Marine Components	(.8)	(.1)	.7	82	576
Corporate operating expenses	(7.9)	(6.7)	(5.8)	(16)	(12)
Total income from operations	$5.4	$9.3	$13.6	72	46

Income (loss) from operations margin:
Security Products	19%	20%	20%
Marine Components	(9)	(1)	6
Total income from operations margin	7	10	13

Security Products - Security Products net sales increased 12% to $91.5 million in 2014 compared to $81.5 million in 2013.  The increase in sales is primarily due to an increase of approximately $5.0 million in sales of new products for an existing government customer, additional sales of $2.9 million into transportation markets on strong demand from motorcycle and recreational vehicle OEM customers and a $1.7 million increase in electronic lock sales in 2014 due to increased market penetration and two significant project installations.  Gross margin for 2014 is comparable to the same period in 2013 as improved coverage of fixed costs over increased production volumes were offset by lower variable margins.  Additionally, operating costs and expenses for 2014 increased approximately $1.2 million, primarily as a result of increased administrative personnel and benefits costs of approximately $.5 million and increased depreciation of $.2 million.  Security products income from operations as a percentage of net sales for 2014 is comparable to 2013 primarily as a result of the factors impacting gross margin and operating costs and expenses discussed above.

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

Marine Components - Marine Components net sales increased 17% in 2014 as compared to 2013.  The increase was primarily the result of gains in market share for products sold to the ski/wakeboard boat market and other non high-performance marine markets.  As a percentage of net sales, gross margin and the loss from operations percentage improved primarily due to variable margins related to product mix and increased leverage of fixed costs as a result of higher volumes.

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

Outlook - The robust demand for our products experienced in 2014 was supported by high demand from certain large OEM customers and unusually high demand from a number of customers for significant government security applications. Consistent with trends in the North American economy, demand from small business customers was soft for much of the year, but improved during the fourth quarter. In addition, we continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets, most recently with our line of electronic locks for multiple high security applications. We anticipate continued strong demand for our products in 2015, though we do not expect security product demand for government security applications to approach 2014 volumes. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation in staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

General corporate items, interest and dividend income, interest expense, provision for income taxes, noncontrolling interest and related party transactions

Insurance recoveries - We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.  Substantially all of the $10.4 million of insurance recoveries we recognized in 2014 relate to a settlement we reached with one of our insurance carriers in September 2014 in which they agreed to reimburse us for a portion of our past litigation defense costs.

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when receipt is probable and the amount is determinable.  Substantially all of the insurance recoveries recognized in 2012 and 2013 relate to reimbursement of ongoing litigation defense costs.  See Notes 17 and 18 to our Consolidated Financial Statements.

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

Corporate expense - Corporate expenses were $21.3 million in 2014, $65.7 million or 76% lower than in 2013 primarily due to lower environmental and related costs.  Included in 2014 corporate expenses are:

●	litigation and related costs of $7.0 million compared to $10.2 million in 2013, and
●	environmental and related costs of $6.5 million compared to $68.9 million in 2013.

Corporate expenses were $87.0 million in 2013, $58.0 million or 201% higher than in 2012 primarily due to higher environmental and related costs.  Included in 2013 corporate expenses are:

●	litigation and related costs of $10.2 million compared to $7.5 million in 2012 and
●	environmental and related costs of $68.9 million compared to $14.5 million in 2012.

Overall, we currently expect that our net general corporate expenses in 2015 will be lower than in 2014 primarily due to lower expected environmental remediation and related costs and lower litigation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 18 to our Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expect to be involved during 2015 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2015, our corporate expenses would be higher than we currently estimate.  In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase in our accrued environmental costs.  See Note 18 to our Consolidated Financial Statements.

Goodwill impairment - In 2012, we recognized a $6.4 goodwill impairment related to our EWI insurance brokerage business.  See Note 8 to our Consolidated Financial Statements.

Securities transactions, net - We recognized a $16.6 million pre-tax gain in the fourth quarter of 2012 on the sale, pursuant to a tender offer, of our 1.4 million shares of TIMET stock for $23.9 million.  See Note 6 to our Consolidated Financial Statements.

Interest and dividend income - Dividend income decreased $1.3 million in 2014 compared to 2013 related to the reduction of Valhi’s quarterly dividend from $.05 per share to $.02 per share, effective with its second quarter 2014 dividend.

Dividend income decreased $.4 million in 2013 compared to 2012 due to the sale of our TIMET stock in December 2012.

Interest expense - Substantially all of our interest expense in 2012 and 2013 relates to certain of CompX’s indebtedness.  CompX prepaid such indebtedness in July 2013, after which we have not had any outstanding indebtedness.  We do not expect to have any outstanding indebtedness during 2015.

Income tax expense (benefit) - We recognized income tax expense of $19.9 million in 2012, an income tax benefit of $41.9 million in 2013, and income tax expense of $5.0 million in 2014.   In 2012, there was no income tax benefit associated with the $6.4 million goodwill impairment charge attributable to EWI because such impairment charge is not deductible for income tax purposes.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos and recognize equity in earnings of Kronos (such as in 2012 and 2014).  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos and recognize equity in losses of Kronos (such as in 2013).  We received aggregate dividends from Kronos of $21.1 million in each of 2012, 2013 and 2014, and accordingly our effective tax rate attributable to our equity in earnings (losses) of Kronos, including the effect of the non-taxable dividends from Kronos, was 23.9% in 2012, 58.9% in 2013 and 10.5% in 2014.

See Note 14 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling interest - Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in each of 2012, 2013 and 2014.  Noncontrolling interest in net income of CompX attributable to discontinued operations (exclusive of the gain on sale of the discontinued operations) was $.5 million in 2012.  The noncontrolling interest related to the sale of such operations in 2012 is $3.6 million.  See Note 2 to our Consolidated Financial Statements.

Discontinued operations - On December 28, 2012, we completed the sale of CompX’s Furniture Components operations.  See Note 2 to our Consolidated Financial Statements.

Related party transactions - We are a party to certain transactions with related parties.  See Notes 1 and 16 to our Consolidated Financial Statements.  It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Equity in Earnings of Kronos Worldwide, Inc.

	Year ended December 31,			% Change
	2012	2013	2014	2012-13	2013-14
	(Dollars in millions)
Net sales	$1,976.3	$1,732.4	$1,651.9	(12)%	(5)%
Cost of sales	1,415.9	1,620.2	1,302.2	14%	(20)%
Gross margin	$560.4	$112.2	$349.7

Income (loss) from operations	$359.6	$(132.6)	$149.7	(137)%	213%
Other, net	(2.1)	(7.7)	1.0
Interest expense	(26.7)	(19.6)	(17.0)
Income (loss) before income taxes	330.8	(159.9)	133.7
Income tax expense (benefit)	112.3	(57.9)	34.5
Net income (loss)	$218.5	$(102.0)	$99.2

Percentage of net sales:
Cost of sales	72%	94%	79%
Income (loss) from operations	18%	(8)%	9%

Equity in earnings (loss) of Kronos Worldwide, Inc.	$66.4	$(31.0)	$30.2

TiO2 operating statistics:
Sales volumes*	470	498	496	6%	-%
Production volumes*	469	474	511	1%	8%

Change in TiO2 net sales:
TiO2 product pricing				(19)%	(6)%
TiO2 sales volumes				6%	-%
TiO2 product mix				-%	-%
Changes in currency exchange rates				1%	1%
Total				(12)%	(5)%

* Thousands of metric tons

Industry conditions and 2014 overview - After about a year of decreasing selling prices within the TiO2 industry, Kronos’ TiO2 selling prices were generally stable during the second half of 2013.  However, as a result of competitive pressures, Kronos’ average selling prices decreased throughout 2014, and Kronos’ average selling prices at the end of 2014 were 9% lower than at the end of 2013, with lower prices in all major markets, most notably in certain export markets.  Kronos experienced significantly lower sales to its generally lower-margin export markets in the first half of 2014 compared to the same period of 2013 while other major markets remained steady; however, Kronos experienced higher sales in most major markets, including the export markets, in the second half of 2014 as compared to the second half of 2013.  Demand for TiO2 products has generally been stable in 2014 in most European and U.S. markets.

Kronos operated its production facilities at reduced capacity rates in 2013 (approximately 92%, 90%, 82% and 81% of practical capacity in the first through fourth quarter periods, respectively).  While Kronos’ production capacity utilization rates in the second half of 2013 were impacted by the union labor lockout at its Canadian production facility that ended in December 2013, its utilization rates were also impacted by such lockout in the first quarter of 2014, as restart of production at the facility did not begin until February 2014.  Kronos operated its production facilities at overall average capacity utilization rates of 90%, 97% 96% and 86% in the first, second, third and fourth quarters of 2014, respectively.  Kronos’ production rates in the fourth quarter of 2014 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Kronos’ cost of sales per metric ton of TiO2 sold in 2013 (particularly in the first quarter) was significantly higher than TiO2 sold in 2014, as a substantial portion of the TiO2 products it sold in the first quarter (and to a lesser-extent the second quarter) of 2013 was produced with the higher-cost feedstock ore procured in 2012.  Kronos saw moderation in the cost of TiO2 feedstock ore procured from third parties in 2013 and throughout 2014, but such reductions did not begin to be significantly reflected in its cost of sales until the third quarter of 2013.

Net sales - Kronos’ net sales decreased 5% or $80.5 million in 2014 compared to 2013, primarily due a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $104 million).

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

Kronos’ sales volumes in 2014 remained relatively stable compared to 2013 as slightly higher sales in Europe were offset by lower sales in certain export markets.  In addition, Kronos estimates the favorable effect of changes in currency exchange rates increased its net sales by approximately $12 million, or 1%, as compared to 2013.

Kronos’ sales volumes increased 6% in 2013 as compared to 2012 due to increased customer demand primarily in European and certain export markets, partially offset by decreased demand in North American markets.  In addition, Kronos estimates the favorable effect of changes in currency exchange rates increased its net sales by approximately $18 million, or 1%, as compared to 2012.

Cost of sales - Kronos’ cost of sales decreased $318.0 million or 20% in 2014 compared to 2013 due to the net impact of lower raw materials and other production costs of approximately $250 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), an 8% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales decreased to 79% in 2014 compared to 94% in 2013, primarily due to the net effects of lower raw material and other production costs and the lower average TiO2 selling prices discussed above.  In addition, cost of sales in 2013 includes approximately $19 million of unabsorbed fixed production and other manufacturing costs associated with the lockout at the Canadian TiO2 production facility and approximately $9 million of one-time costs resulting from the terms of the new collective bargaining agreement for Kronos’ Canadian workforce, each of which were charged directly to cost of sales as discussed below.

Unionized employees in Kronos’ Canadian TiO2 production facility were covered by a collective bargaining agreement that expired June 15, 2013.  The Canadian facility represents approximately 19% of Kronos’ worldwide TiO2 production capacity.  The union employees represented by the Confederation des Syndicat National (CSN) rejected Kronos’ revised global offer, and Kronos declared a lockout of unionized employees upon the expiration of the existing contract.  Effective the end of November 2013, a new collective bargaining agreement was reached with CSN and production at the facility resumed in February 2014.  During the lockout Kronos operated its Canadian plant at approximately 15% of the plant’s capacity with non-union management employees.  The reduction in Kronos’ TiO2 production volumes at its Canadian facility resulted in approximately $19 million of unabsorbed fixed production and other manufacturing costs that were charged directly to cost of sales.  In addition, Kronos recognized approximately $9 million in expenses associated with reaching a new collective bargaining agreement, consisting of a net $7 million non-cash charge due to the curtailment of one of Kronos’ Canadian defined benefit pension plans and its Canadian other postretirement benefit plan and approximately $2 million of severance and other back-to-work expenses.

Kronos’ cost of sales increased $204.3 million or 14% in 2013 compared to 2012 due to the net impact of higher raw materials and other production costs of approximately $115 million (primarily caused by the higher third-party feedstock ore costs), a 6% increase in sales volumes, a 1% increase in production volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2013 was significantly higher than TiO2 sold in the first half of 2012, as a substantial portion of the TiO2 products it sold in the first quarter of 2012 (and a portion of the TiO2 products it sold in the second quarter of 2012) was produced with lower-cost feedstock ore purchased in 2011, while a substantial portion of the TiO2 products Kronos sold in the first quarter of 2013 (and a portion of the TiO2 products it sold in the second quarter of 2013) was produced with higher-cost feedstock ore purchased in 2012.  As expected, the cost of sales per metric ton of TiO2 sold in the second half of 2013 was lower than the cost of sales per metric ton of TiO2 sold in the second half of 2012 primarily due to the lower feedstock ore costs as discussed and quantified above.  Cost of sales as a percentage of net sales increased to 94% in 2013 compared to 72% in 2012 primarily due to the combined effects of higher raw materials and other production costs and the lower average TiO2 selling prices as discussed above.  In addition, cost of sales in 2013 includes approximately $19 million of unabsorbed fixed production and other manufacturing costs associated with the lockout at Kronos’ Canadian TiO2 production facility and approximately $9 million of one-time costs resulting from the terms of the new collective bargaining agreement for its Canadian workforce, each of which were charged directly to cost of sales as discussed above.

Kronos reduced its TiO2 production volumes during 2012 in order to align inventory levels with lower demand, which resulted in approximately $25 million of unabsorbed fixed production costs that were charged directly to cost of sales.

Other operating expense, net - Kronos’ other operating expense in 2013 includes a litigation settlement charge of $35 million.

Gross margin and income (loss) from operations - Kronos’ income from operations increased by $282.3 million from a loss of $132.6 million in 2013 to income of $149.7 million in 2014.  Income (loss) from operations as a percentage of net sales increased to 9% in 2014 from (8)% in 2013.  This increase was driven by the improvement in gross margin, which increased to 21% in 2014 compared to 6% in 2013 and by the 2013 litigation settlement charge as discussed above.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), lower selling prices, higher production volumes and 2013 costs associated with reaching a new Canadian collective bargaining agreement and related unabsorbed fixed costs charged directly to cost of sales.

Kronos’ income from operations decreased by $492.2 million from income of $359.6 million in 2012 to a loss of $132.6 million in 2013.  Income (loss) from operations as a percentage of net sales decreased to (8)% in 2013 from 18% in 2012.  This decrease was driven by the decline in gross margin, which decreased to 6% in 2013 compared to 28% in 2012, and the 2013 litigation settlement charge discussed above.  As discussed and quantified above, Kronos’ gross margin has decreased primarily due to the net effects of lower selling prices, higher manufacturing costs (primarily raw materials), higher sales volumes, costs associated with reaching a new Canadian collective bargaining agreement, and lower unabsorbed fixed costs charged directly to cost of sales.  Additionally, changes in currency exchange rates have positively affected Kronos’ gross margin and income from operations.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $42 million in 2014 as compared to 2013.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $2 million in 2013 compared to 2012.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 12%, 11%, and 9% for 2014, 2013, and 2012, respectively.

Other non-operating income (expense) - In 2013, Kronos recognized an aggregate $8.9 million pre-tax charge, consisting of the write-off of unamortized original issue discount costs and deferred financing costs related to the voluntary prepayment of its prior term loan by $390 million.  Kronos recognized an aggregate $7.2 million pre-tax charge in the second quarter of 2012 related to the early extinguishment of its remaining Senior Secured Notes.  Kronos also recognized a $3.9 million securities transaction loss in the fourth quarter of 2012 on the sale, pursuant to a tender offer, of its 4.2 million shares of TIMET stock for $70.0 million.

Kronos’ interest expense decreased $2.6 million from $19.6 million in 2013 to $17.0 million in 2014 primarily due lower average interest rates on outstanding borrowings in 2014 partially offset by higher average debt levels.  Interest expense decreased $7.1 million from $26.7 million in 2012 to $19.6 million in 2013 primarily due to lower average debt levels in 2013.

Kronos’ interest and dividend income decreased $7.8 million to $1.2 million in 2013 primarily due to lower balances available for investment, principally related to its loan to Valhi which was completely repaid in December 2012.  Interest income on its loan to Valhi was $7.1 million in 2012.

Income tax provision - Kronos recognized income tax expense of $34.5 million in 2014 compared to an income tax benefit of $57.9 million in 2013.  This difference is primarily due to Kronos’ increased earnings in 2014.  In addition, Kronos’ income tax expense in 2014 was favorably impacted by an aggregate non-cash income tax benefit of $5.1 million related to a net reduction in its reserve for uncertain tax positions.

Kronos recognized an income tax benefit of $57.9 million in 2013 compared to an income tax provision of $112.3 million in 2012.  This difference is primarily due to Kronos’ decreased earnings in 2013.  Kronos’ income tax provision in 2012 includes a net incremental tax benefit of $3.1 million.  Kronos determined during the third quarter of 2012 that due to global changes in the business it would not remit certain dividends from its non-U.S. jurisdictions.  As a result, certain tax attributes were available for carryback to offset prior year tax expense and Kronos’ provision for income taxes in the third quarter of 2012 included an incremental tax benefit of $11.1 million.  During the fourth quarter of 2012 as a result of a change in circumstances related to Kronos’ sale and the sale by certain of its affiliates of their shares of TIMET common stock, which sale provided an opportunity for Kronos and other members of the consolidated U.S. federal income tax group to elect to claim foreign tax credits, Kronos determined that it could tax-efficiently remit non-cash dividends from its non-U.S. jurisdictions before the end of the year that absent the TIMET sale would not have been considered.  Kronos’ provision for income taxes in the fourth quarter of 2012 includes an incremental tax related to the non-cash dividend distributions of $8.0 million.

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

Impact of changes in currency exchange rates - 2014 vs. 2013
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of rate changes	Total currency impact 2014 vs.2013
	2013	2014	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$12	$12
Income from operations	(4)	4	8	34	42

Impact of changes in currency exchange rates - 2013 vs. 2012
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of rate changes	Total currency impact 2013 vs.2012
	2012	2013	Change

	(In millions)
Impact on:
Net sales	$-	$-	$-	$18	$18
Income from operations	(1)	(4)	(3)	1	(2)

Outlook

During 2014 Kronos operated its production facilities at 92% of practical capacity.  This reflects an increased plant utilization rate as compared to 2013, with its utilization rates impacted in the second half of 2013 and the first quarter of 2014 by the lockout at its Canadian production facility, and impacted in the fourth quarter of 2014 by the implementation of certain productivity-enhancing improvement projects at other facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.  While Kronos expects its production volumes to be higher in 2015 as compared to 2014, Kronos expects to continue to operate below full production capacity in 2015, due principally to completing the implementation of certain productivity-enhancing capital improvement projects at certain facilities which will result in longer-than-normal maintenance shutdowns in some instances.  Assuming economic conditions do not deteriorate in the various regions of the world, Kronos expect its sales volumes to be higher in 2015 as compared to 2014.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos experienced moderation in the cost of TiO2 feedstock ore procured in 2013 and throughout 2014, and consequently its cost of sales per metric ton of TiO2 sold in 2014 was significantly lower than its cost of sales per metric ton of TiO2 sold in 2013.  Given the time lag between when Kronos procures third-party feedstock ore and when the TiO2 product produced with such third-party feedstock is sold and recognized in its cost of sales, Kronos expect its cost of sales per metric ton of TiO2 sold in 2015 will be slightly lower than the cost of sales per metric ton of TiO2 sold in 2014.  Although the cost of feedstock ore has and continues to moderate, as discussed below its average TiO2 selling prices have declined during 2014.  Kronos started 2014 with selling prices 6% lower than the beginning of 2013, and its average selling prices at the end of 2014 were 9% below prices at the end of 2013.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  Kronos continues to see evidence of improvement in demand for its TiO2 products in certain of its primary markets.  The extent to which Kronos will be able to achieve any price increases in the near term will depend on market conditions.

Overall, Kronos currently expects that income from operations in 2015 will be comparable to 2014, as the favorable effect of higher sales volumes will be mostly offset by the effects of lower anticipated average selling prices (since its average selling prices at the beginning of 2015 are 9% lower than the beginning of 2014).

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely and announcements have been made regarding the closure of certain facilities.  Given the lead time required for production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

We recognized consolidated defined benefit pension plan expense of $.1 million in 2012, pension plan income of $.6 million in 2013, and pension plan expense of $.1 million 2014.  The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes.  We made contributions to all of our plans of approximately $2.2 million in 2012, $1.5 million in 2013, and $1.6 million in 2014.

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

At December 31, 2014, our projected benefit obligations for defined benefit plans comprised $50.3 million related to U.S. plans and $10.9 million for the U.K. plan, which is associated with a former disposed business.  We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2012 and expense in 2013	Obligations at December 31, 2013 and expense in 2014	Obligations at December 31, 2014 and expense in 2015
United States	3.6%	4.5%	3.8%
United Kingdom	4.5%	4.5%	3.5%

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

At December 31, 2014, approximately 78% of the plan assets related to plan assets for our plans in the U.S., with the remainder related to the U.K. plan.  We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Substantially all of the assets of our U.S. plan are invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits sponsored by Contran and certain of its affiliates, including us.  Such assumed asset mixes are discussed in Note 15 to our Consolidated Financial Statements.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31,
	2013	2014
Equity securities and limited partnerships	64%	66%
Fixed income securities	35	32
Other, mainly cash	1	2
Total	100%	100%

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

Our assumed long-term rates of return on plan assets for 2012, 2013 and 2014 were as follows:

	2012	2013	2014
United States	10.0%	10.0%	7.5%
United Kingdom	5.8%	5.8%	6.0%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2015 as we used in 2014 for purposes of determining the 2015 defined benefit pension plan expense.

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

During 2014, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $9.5 million.  This actuarial loss resulted primarily from the decrease in discount rates from December 31, 2013 to December 31, 2014, the adoption of new mortality tables for our U.S. plan in 2014 and the actual 2014 return on plan assets being lower than the expected return.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2015, we expect to recognize defined benefit pension expense of approximately $.4 million in 2015.  In comparison, we expect to be required to contribute approximately $.8 million to such plans during 2015.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2014, our aggregate projected benefit obligations would have increased by approximately $1.4 million at that date.  Such a change would not materially impact our defined benefit pension expense for 2014.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, such a change would not materially impact our defined benefit pension expense for 2014.

OPEB plans - We provide certain health care and life insurance benefits for eligible retired employees in the U.S.  Under other postretirement employee benefits (OPEB) accounting, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.  We recognize the full unfunded status of our OPEB plans as a liability. See Note 15 to our Consolidated Financial Statements for a discussion of the consolidated OPEB cost we recognized during the last three years, the amount of our accrued OPEB costs and the associated actuarial assumptions utilized.

Based on such actuarial assumptions and amended benefit formula, we expect to recognize consolidated OPEB income of approximately $.6 million in 2015.  In comparison, we expect to be required to make approximately $.5 million of contributions during 2015.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2014, our aggregate projected benefit obligations would not materially impact our OPEB costs. Similarly, a one percent assumed change in health care trend rates would not materially impact our OPEB costs.

Non-U.S. Operations

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates.  At December 31, 2014, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian krone and British pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income (loss) from operations.  Our Consolidated Statements of Cash Flows for the year ended December 31, 2012 has not been revised for discontinued operations resulting from the sale of CompX's Furniture Components business.  See Note 2 to our Consolidated Financial Statements.

Changes in working capital are primarily related to changes in receivables and inventories (as discussed below) and payables and accrued liabilities.

Net cash provided by operating activities was $23.6 million in 2014 compared to $14.9 million in 2013.  The $8.7 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations attributable to CompX of $4.3 million,
•

lower amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2014 of $4.4 million, primarily related to relatively higher accounts receivable and inventory balances in 2014 (as discussed below),

•	higher cash paid for environmental remediation and related costs in 2014 of $6.8 million, and
•	higher cash received for insurance recoveries in 2014 of $3.9 million.

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

	Years ended December 31,
	2012	2013	2014
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$13.8	$(4.1)	$12.2
NL Parent and wholly-owned subsidiaries	9.6	22.0	13.5
Eliminations	(5.4)	(3.0)	(2.1)
Total	$18.0	$14.9	$23.6

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding decreased from December 31, 2013 to December 31, 2014 primarily as a result of the timing of sales and collections in the last month of 2014 compared to 2013.  As shown below, our average number of days in inventory increased from December 31, 2013 to December 31, 2014 primarily as a result of intentional fourth quarter inventory build up to prepare for anticipated sales in early 2015.  For comparative purposes, we have provided 2012 numbers below.

	2012	2013	2014
Days sales outstanding	40 days	35 days	32 days
Days in inventory	71 days	76 days	90 days

Investing activities

Net cash provided by investing activities totaled $92.2 million in 2012 and $3.0 million in 2013.  Net cash used in investing activities totaled $3.3 million in 2014.  Capital expenditures, substantially all of which relate to CompX, have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital expenditures were $4.5 million in 2012, $3.5 million in 2013 and $2.8 million in 2014.  Capital expenditures for 2012 include amounts attributable to our disposed operations.  See Note 2 to our Consolidated Financial Statements.  Capital expenditures of approximately $.6 million in 2012, $.8 million in 2013, and $.5 million in 2014, relate to the implementation of a new manufacturing and accounting system for CompX’s Security Products business and Marine Components business that was implemented in January 2014.

Other than capital expenditures, the significant items impacting investing activities for the noted periods are as follows:

During 2013:

•	we collected $3.0 million in principal payments on a note receivable,
•	we received $1.6 million in net proceeds from the sale of assets held for sale, and
•	we reduced restricted cash by $2.0 million due to lower requirements for us to maintain such restricted cash balances in connection with our environmental remediation activities.

During 2012:

●	we received $15.6 million from the final closing contained in a settlement agreement related to condemnation proceedings on certain real property we formerly owned in New Jersey,
●	we sold CompX’s Furniture Components operations for net proceeds of $58.0 million less cash of the disposed operations of $5.4 million,
●	we sold our 1.4 million shares of common stock of TIMET for $24.1 million, and
●

we received $6.8 million in proceeds from the sale of certain real property we owned in North Carolina and from the sale of CompX’s assets held for sale which was previously included in assets held for sale.

Financing activities

Net cash used in financing activities totaled $44.1 million in 2012, $43.3 million in 2013, and $.3 million in 2014.

During 2012 and 2013, we paid a regular quarterly dividend to stockholders of $.125 per share ($24.3 million in each of 2012 and 2013).  In February 2014, our Board of Directors deferred consideration of a first quarter 2014 cash dividend and no dividend was paid in the first quarter.  In May 2014, after considering our results of operations, financial conditions and cash requirements for our businesses, our Board of Directors suspended our regular quarterly dividend.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

During 2013:

•	CompX made $18.5 million repayments on its outstanding long-term debt, including the July 2013 prepayment of the remaining outstanding principal balance plus accrued interest without penalty.

During 2012:

●	CompX repaid an aggregate of $3.8 million on its promissory note payable,
●	CompX repaid $2.0 million that was outstanding under its revolving credit facility,
●	we paid an aggregate and final $9.0 million on a promissory note issued in conjunction with a litigation settlement, and
●	we had net repayments of $4.1 million on our promissory note with Valhi.

Outstanding debt obligations

At December 31, 2014, NL and CompX did not have any outstanding debt obligations.

The terms of Kronos’ indebtedness contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at December 31, 2014.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities and credit facilities with affiliates and banks as further discussed below.  We generally use these amounts to fund capital expenditures (substantially all of which relate to CompX), pay ongoing environmental remediation and litigation costs, and provide for the payment of dividends (if declared).

At December 31, 2014, we had aggregate cash, cash equivalents and restricted cash of $78.0 million, substantially all of which was held in the U.S.  A detail (in millions) by entity is presented in the table below.

CompX	$45.6
NL Parent and wholly-owned subsidiaries	32.4
Total	$78.0

In addition, at December 31, 2014 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $92.1 million.  See Note 6 to our Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at December 31, 2014 with an aggregate market value of $458.6 million.  See Note 7 to our Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2015).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At December 31, 2014, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any material amounts from Valhi during 2015 under this facility.

Capital expenditures

Capital expenditures for 2015 are estimated at approximately $3.9 million, substantially all of which relate to CompX.  Capital spending for 2015 is expected to be funded through cash on hand and cash generated from operations.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2015, based on the number of shares of common stock of these affiliates we own as of December 31, 2014 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at December 31, 2014	Quarterly dividend rate	Annual expected dividend
	(In millions)		(In millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.1
Total expected annual dividends			$24.4

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

Summary of other contractual commitments

As more fully described in the notes to our Consolidated Financial Statements, we are party to various leases and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 18 to our Consolidated Financial Statements.  The following table summarizes our contractual commitments as of December 31, 2014 by the type and date of payment.

	Payment due date
Contractual commitment	2015	2016/2017	2018/2019	2020 and after	Total
	(In millions)
Operating leases	$.2	$.3	$-	$-	$.5
Purchase obligations	12.4	1.0	-	-	13.4
Income taxes	.6	-	-	-	.6
Fixed asset acquisitions	1.0	-	-	-	1.0
	$14.2	$1.3	$-	$-	$15.5

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

The above table does not reflect any amounts that we might pay to fund our defined benefit pension and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  We expect to fund an aggregate of $2.3 million to our defined benefit pension and OPEB plans during 2015, as discussed in further detail above.

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

Marketable security prices - We are exposed to market risk due to changes in prices of the marketable securities which we own.  The fair value of our equity securities at December 31, 2013 and 2014 was $252.7 million and $92.1 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $25.3 million and $9.2 million at December 31, 2013 and 2014, respectively.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting which, as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

●

provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Consolidated Financial Statements.

Our evaluation of the effectiveness of internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in the Annual Report on Form 10-K.

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of equity method investees and (ii) internal control over the preparation of any financial statement schedules which would be required by Article 12 of Regulation S-X.  However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investment that are recorded in the consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Remediation of previously disclosed material weakness

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our June 30, 2014 Form 10-Q, during the first quarter of 2014, CompX implemented a new enterprise resource planning (“ERP”) system covering financial, production and logistics processes.  CompX concluded that, from the date of implementation through June 30, 2014, it did not maintain effective monitoring controls over user access to the new ERP system, which constitutes a material weakness.  Specifically, within the new ERP system CompX did not maintain information technology and business process controls over evaluating and monitoring user access rights and transactions processed for appropriate segregation of duties including producing reports to monitor activity related to the appropriateness of access.  CompX has taken the following steps to remediate the identified material weakness.  Since June 30, 2014, CompX has implemented control procedures, including information technology and business process controls, to address management’s ability to evaluate and effectively monitor user access rights and segregation of duties.  CompX believes these additional control procedures have strengthened its internal controls over financial reporting and addressed the material weakness.  Testing of the effectiveness of these controls has been completed and CompX concluded the remediation measures described above are in place and operating effectively.  As a result, CompX is able to conclude that the material weakness has been remediated as of December 31, 2014.

Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2014, our chief executive officer filed such annual certification with the NYSE.  The 2014 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2014 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2015 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2015 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2015 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2015 proxy statement.  See also Note 16 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to our 2015 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements

The Registrant

The consolidated financial statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (30%-owned at December 31, 2014) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.  Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1.  The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)Exhibits

We have included as exhibits the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2014 will be furnished to the Commission upon request.

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

Item No.	Exhibit Index
10.20

Seventh Amended and Restated Unsecured Revolving Promissory Note dated December 31, 2014 in the original principal amount of $100.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc. incorporated by reference to Exhibit 10.25 to the Current Report on Form 10-K to Kronos Worldwide, Inc.

10.21

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

10.25 *	Kronos Worldwide, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of Kronos Worldwide, Inc. Registration statement on Form S-8 (File No. 333-113425). Filed on May 31, 2012.
10.26 *

CompX International Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 10.2 of CompX International Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2012.

10.27 *	NL Industries, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of Registrant’s statement on Form S-8 (File No. 001-00640) Filed on May 31, 2012.
10.28

Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1991.

10.29

Insurance Sharing Agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and NL Industries, Inc. - incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2003.

10.30

Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc.  - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q (File No. 001-31763) for the quarter ended March 31, 2004.

10.31

Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 to the CompX International Inc.  Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

Item No.	Exhibit Index
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

10.34

Amended and Restated Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective December 1, 2012 incorporated by reference to Exhibit 10.40 to the annual Report on Form 10-K (File No. 001-00640) of the Registrant for the year ended December 31, 2012.

10.35 **

Fifth Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2014 in the original principal amount of $40.0 million executed by NL Industries, Inc. and payable to the order of Valhi, Inc.

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
Robert D. Graham, March 12, 2015
(Vice Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steven L. Watson	/s/ Robert D. Graham
Steven L. Watson, March 12, 2015	Robert D. Graham, March 12, 2015
(Chairman of the Board)	(Vice Chairman, President and Chief Executive Officer)
/s/ Thomas P. Stafford	/s/ C. H. Moore, Jr.
Thomas P. Stafford, March 12, 2015	C. H. Moore, Jr., March 12, 2015
(Director)	(Director)
/s/ Loretta J. Feehan	/s/ Terry N. Worrell
Loretta J. Feehan, March 12, 2015	Terry N. Worrell, March 12, 2015
(Director)	(Director)
/s/ Tim C. Hafer	/s/ Gregory M. Swalwell
Tim C. Hafer, March 12, 2015	Gregory M. Swalwell, March 12, 2015
(Vice President and Controller, Principal Accounting Officer)	(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NL Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries at December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 12, 2015

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$52,609	$72,560
Restricted cash and cash equivalents	3,343	3,995
Accounts and other receivables, net	10,517	9,256
Receivable from affiliates	115	-
Inventories, net	13,235	16,863
Prepaid expenses and other	809	792
Deferred income taxes	3,786	4,567

Total current assets	84,414	108,033

Other assets:
Marketable securities	252,677	92,131
Investment in Kronos Worldwide, Inc.	284,523	237,719
Goodwill	27,156	27,156
Other assets, net	2,707	2,143
Deferred income taxes	19	20

Total other assets	567,082	359,169

Property and equipment:
Land	5,138	5,138
Buildings	20,793	21,176
Equipment	58,195	62,264
Construction in progress	2,588	909

	86,714	89,487
Less accumulated depreciation	52,385	55,931

Net property and equipment	34,329	33,556

Total assets	$685,825	$500,758

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2013	2014
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,006	$6,115
Accrued and other current liabilities	11,150	10,862
Accrued environmental remediation and related costs	4,859	6,984
Payable to affiliates	49	659
Income taxes	6	7

Total current liabilities	19,070	24,627

Noncurrent liabilities:
Accrued pension cost	5,453	12,242
Accrued postretirement benefits (OPEB) costs	3,268	3,341
Accrued environmental remediation and related costs	108,777	103,031
Deferred income taxes	161,933	87,725
Other	18,329	18,342

Total noncurrent liabilities	297,760	224,681

Equity:
NL stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued
Common stock, $.125 par value; 150,000 shares authorized; 48,669 and 48,674 shares issued and outstanding	6,084	6,085
Additional paid-in capital	300,223	300,388
Retained earnings	84,089	112,588
Accumulated other comprehensive loss	(35,016)	(182,039)

Total NL stockholders' equity	355,380	237,022

Noncontrolling interest in subsidiary	13,615	14,428

Total equity	368,995	251,450

Total liabilities and equity	$685,825	$500,758

Commitments and contingencies (Notes 14 and 18)

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2012	2013	2014
Net sales	$83,196	$92,045	$103,846
Cost of sales	58,869	64,471	71,598

Gross margin	24,327	27,574	32,248

Selling, general and administrative expense	17,747	18,246	18,641
Other operating income (expense):
Insurance recoveries	3,311	9,427	10,368
Litigation settlement gain	14,964	-	-
Assets held for sale write-down	(1,162)	-	-
Other income, net	3,612	29	186
Goodwill impairment	(6,406)	-	-
Corporate expense	(28,958)	(87,042)	(21,323)

Income (loss) from operations	(8,059)	(68,258)	2,838

Equity in earnings (loss) of Kronos Worldwide, Inc.	66,437	(31,007)	30,161
Other income (expense):
Securities transactions, net	16,567	11	16
Interest and dividends	3,200	2,927	1,618
Interest expense	(1,023)	(127)	-

Income (loss) from continuing operations before taxes	77,122	(96,454)	34,633

Income tax expense (benefit)	19,933	(41,911)	5,003

Income (loss) from continuing operations	57,189	(54,543)	29,630
Income from discontinued operations, net of tax	21,893	-	-

Net income (loss)	79,082	(54,543)	29,630
Noncontrolling interest in net income of subsidiary	4,546	790	1,131

Net income (loss) attributable to NL stockholders	$74,536	$(55,333)	$28,499

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In thousands, except per share data)

	Years ended December 31,
	2012	2013	2014
Amounts attributable to NL stockholders:
Income (loss) from continuing operations	$56,730	$(55,333)	$28,499
Income from discontinued operations	17,806	-	-

Net income (loss) attributable to NL stockholders	$74,536	$(55,333)	$28,499

Basic and diluted net income (loss) per share:
Continuing operations	$1.16	$(1.14)	$.59
Discontinued operations	.37	-	-

Net income (loss) per share	$1.53	$(1.14)	$.59

Cash dividends per share	$.50	$.50	$-

Weighted average shares used in the calculation of net income (loss) per share	48,667	48,672	48,679

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2012	2013	2014
Net income (loss)	$79,082	$(54,543)	$29,630

Other comprehensive income (loss), net of tax:
Marketable securities	(81,032)	48,750	(107,057)
Currency translation	(3,606)	1,349	(20,357)
Defined benefit pension plans	(6,924)	9,758	(18,616)
Other postretirement benefit plans	(449)	380	(993)

Total other comprehensive income (loss), net	(92,011)	60,237	(147,023)

Comprehensive income (loss)	(12,929)	5,694	(117,393)
Comprehensive income attributable to noncontrolling interest	3,064	790	1,131

Comprehensive income (loss) attributable to NL stockholders	$(15,993)	$4,904	$(118,524)

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012, 2013 and 2014

(In thousands, except per share data)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2011	$6,082	$300,067	$113,555	$(4,724)	$11,012	$425,992

Net income	-	-	74,536	-	4,546	79,082
Other comprehensive loss, net of tax	-	-	-	(90,529)	(1,482)	(92,011)
Issuance of NL common stock	1	74	-	-	-	75
Cash dividends - $.50 per share	-	-	(24,333)	-	(818)	(25,151)
Other, net	-	86	-	-	10	96

Balance at December 31, 2012	6,083	300,227	163,758	(95,253)	13,268	388,083

Net income (loss)	-	-	(55,333)	-	790	(54,543)
Other comprehensive income, net of tax	-	-	-	60,237	-	60,237
Issuance of NL common stock	1	58	-	-	-	59
Cash dividends - $.50 per share	-	-	(24,336)	-	(451)	(24,787)
Other, net	-	(62)	-	-	8	(54)

Balance at December 31, 2013	6,084	300,223	84,089	(35,016)	13,615	368,995

Net income	-	-	28,499	-	1,131	29,630
Other comprehensive loss, net of tax	-	-	-	(147,023)	-	(147,023)
Issuance of NL common stock	1	76	-	-	-	77
Cash dividends	-	-	-	-	(328)	(328)
Other, net	-	89	-	-	10	99

Balance at December 31, 2014	$6,085	$300,388	$112,588	$(182,039)	$14,428	$251,450

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2012	2013	2014

Cash flows from operating activities:
Net income (loss)	$79,082	$(54,543)	$29,630
Depreciation and amortization	5,826	3,335	3,601
Deferred income taxes	27,433	(41,891)	4,167
Provision for inventory reserves	454	228	24
Cash funding of benefit plans in excess of net benefit plan expense	(431)	(1,224)	(2,557)
Equity in (earnings) loss of Kronos Worldwide, Inc.	(66,437)	31,007	(30,161)
Dividends received from Kronos Worldwide, Inc.	21,132	21,132	21,132
Net gains from:
Real estate-related litigation settlement	(14,964)	-	-
Securities transactions, net	(16,567)	(11)	(16)
Sale of business unit	(23,674)	-	-
Reversal of accrued contingent consideration	(778)	-	-
Goodwill impairment	6,406	-	-
Assets held for sale write-down	1,162	-	-
Other, net	(3,103)	81	210
Change in assets and liabilities:
Accounts and other receivables, net	(476)	(1,461)	1,220
Inventories, net	174	(2,240)	(3,652)
Prepaid expenses and other	(1,871)	166	18
Accounts payable and accrued liabilities	1,550	(3,347)	2,855
Income taxes	(1,450)	-	5
Accounts with affiliates	729	(369)	726
Accrued environmental remediation and related costs	6,369	65,630	(3,621)
Other noncurrent assets and liabilities, net	(2,566)	(1,588)	(29)

Net cash provided by operating activities	18,000	14,905	23,552

Cash flows from investing activities:
Capital expenditures	(4,564)	(3,541)	(2,858)
Proceeds from real estate-related litigation settlement	15,603		-
Collection of promissory note receivable	-	3,034	-
Change in restricted cash equivalents, net	(2,159)	2,018	(384)
Net proceeds from the disposal of:
Assets held for sale	3,555	1,559	-
Marketable securities	24,146	272	660
Property, plant and equipment and other assets	3,290	5	-
Proceeds from disposal of operations	58,027	-	-
Cash of disposed business unit	(5,426)	-	-
Purchase of marketable securities	(227)	(261)	(643)
Other	-	(102)	(48)

Net cash provided by (used in) investing activities	92,245	2,984	(3,273)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2012	2013	2014

Cash flows from financing activities:
Cash dividends paid	(24,333)	(24,336)	-
Distributions to noncontrolling interests in subsidiary	(818)	(451)	(328)
Indebtedness:
Borrowings	40,550	-	-
Repayments	(59,406)	(18,480)	-
Deferred financing costs paid	(79)	-	-

Net cash used in financing activities	(44,086)	(43,267)	(328)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	66,159	(25,378)	19,951
Effect of exchange rate changes on cash	176	-	-

Net change for the year	66,335	(25,378)	19,951

Balance at beginning of year	11,652	77,987	52,609

Balance at end of year	$77,987	$52,609	$72,560

Supplemental disclosures:
Cash paid for:
Interest	$982	$222	$-
Income taxes, net	2,525	302	193
Non-cash investing and financing activities - accrual for capital expenditures	484	(313)	(34)

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1 - Summary of significant accounting policies:

Nature of our business - NL Industries, Inc.  (NYSE: NL) is primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  (NYSE MKT: CIX).  We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc.  (NYSE:  KRO).

Organization - At December 31, 2014, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi and us.

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

Marketable securities and securities transactions - We carry marketable securities at fair value.  Accounting Standard Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and, with certain exceptions, this framework is generally applied to all financial statement items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2 - Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
●	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

Goodwill - Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We evaluate goodwill for impairment, annually, or when circumstances indicate the carrying value may not be recoverable.  We adopted ASC 350-20-35 in the third quarter of 2013 which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment considering the totality of relevant events and circumstances, that it is more likely than not that its fair value of the reporting unit is less than its carrying amount.  See Note 8.

Property and equipment; depreciation expense - We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $3.2 million in 2012, $3.3 million in 2013, and $3.6 million in 2014.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform impairment tests by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine whether impairment exists.

Employee benefit plans - Accounting and funding policies for our retirement and post-retirement benefits other than pensions (OPEB) plans are described in Note 15.

Income taxes - We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S.  federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 18.  We are party to a tax sharing agreement with Valhi and Contran pursuant to which we generally compute our provision for income taxes on a separate-company basis and we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the individual company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis.  The separate company provisions and payments are computed using the tax elections made by Contran.  We received net income tax refunds from Valhi of $.2 million in 2012 and $.1 million in 2014, and we made net payments to Valhi for income taxes of $.3 million in 2013.

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

Environmental remediation costs - We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust these accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to present value.  We recognize any recoveries of remediation costs from other parties when we deem their receipt probable.  We expense any environmental remediation related legal costs as incurred.  At December 31, 2013 and 2014, we had not recognized any receivables for recoveries.  See Note 18.

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

Selling, general and administrative expenses; advertising costs; research and development costs - Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Advertising costs and research and development costs related to continuing operations, expensed as incurred, were not material in any year presented.

Corporate expenses - Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Earnings per share – Basic and diluted earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period.

Note 2 - Discontinued operations:

In December 2012, we completed the sale of CompX’s Furniture Components operations for proceeds, net of expenses, of approximately $58.0 million in cash.  We recognized a pre-tax gain of $23.7 million on the disposal of these operations ($14.5 million, or $.30 per basic and diluted share, net of income taxes and noncontrolling interest in CompX).  Such pre-tax gain includes income of $10.4 million associated with the reclassification out of accumulated other comprehensive income related to currency translation.  The income taxes associated with the pre-tax gain on disposal is less than the U.S. statutory income tax rate of 35% principally due to the utilization of foreign tax credits, the benefit of which had previously not been recognized under the “more-likely-than-not” recognition criteria.

Selected financial data for the operations of the disposed Furniture Components business is presented below:

Year ended December 31, 2012
(In thousands)
Net sales	$60,722
Income from operations	$7,364
Income from discontinued operations:
Income before taxes	$7,284
Income tax expense	3,484
Income from discontinued operations, net of tax	$3,800

We have reclassified our 2012 Consolidated Statement of Operations to reflect the disposed business as discontinued operations.  We have not reclassified our December 31, 2012 Consolidated Statement of Cash Flows to reflect discontinued operations.

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

	Years ended December 31,
	2012	2013	2014
	(In thousands)
Net sales - point of destination:
United States	$78,268	$87,307	$98,994
Canada	2,194	2,195	1,927
Other	2,734	2,543	2,925

Total	$83,196	$92,045	$103,846

All of our net property and equipment is located in the United States at December 31, 2013 and 2014.

Note 4 - Accounts and other receivables, net:

	December 31,
	2013	2014
	(In thousands)
Trade receivables - CompX	$8,662	$8,825
Accrued insurance recoveries	1,877	346
Other receivables	106	163
Allowance for doubtful accounts	(128)	(78)

Total	$10,517	$9,256

Accrued insurance recoveries are discussed in Note 18.

Note 5 - Inventories, net:

	December 31,
	2013	2014
	(In thousands)
Raw materials	$3,565	$3,393
Work in process	6,696	10,271
Finished products	2,974	3,199

Total	$13,235	$16,863

Note 6 - Marketable securities:

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	gain (loss)
		(In thousands)
December 31, 2013
Noncurrent assets
Valhi common stock	1	$252,677	$24,347	$228,330

December 31, 2014
Noncurrent assets
Valhi common stock	1	$92,131	$24,347	$67,784

At December 31, 2013 and 2014, we held approximately 14.4 million shares of our immediate parent company, Valhi. See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy. At December 31, 2013 and 2014, the quoted market prices of Valhi common stock were $17.58 and $6.41 per share, respectively.

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

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 7 - Investment in Kronos Worldwide, Inc.:

At December 31, 2013 and 2014, we owned approximately 35.2 million shares of Kronos common stock.  The per share quoted market price of Kronos at December 31, 2013 and 2014 was $19.05 and $13.02 per share, respectively, or an aggregate market value of $670.9 million and $458.6 million, respectively.

In January 2015, the remaining 200,000 shares of our Kronos common stock pledged in connection with certain liabilities incurred in environmental-related settlement obligations were released to us and the trust was terminated following the December 2014 prepayment of the last amounts owed under the settlement agreement.

The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Year ended December 31,
	2012	2013	2014
	(In millions)
Balance at the beginning of the year	$281.3	$323.1	$284.5
Equity in earnings (loss) of Kronos	66.4	(31.0)	30.2
Dividends received from Kronos	(21.1)	(21.1)	(21.1)
Equity in Kronos' other comprehensive income:
Marketable securities	(.3)	2.0	(4.2)
Currency translation	8.6	2.0	(31.3)
Defined benefit pension plans	(11.6)	8.5	(20.1)
Other postretirement benefit plans	(.2)	1.2	(.3)
Other	-	(.2)	-

Balance at the end of the year	$323.1	$284.5	$237.7

Selected financial information of Kronos is summarized below:

	December 31,
	2013	2014
	(In millions)
Current assets	$781.2	$886.2
Property and equipment, net	536.3	479.7
Investment in TiO2 joint venture	102.3	89.0
Other noncurrent assets	199.3	187.6

Total assets	$1,619.1	$1,642.5

Current liabilities	$278.0	$237.9
Long-term debt	180.4	344.7
Accrued pension and postretirement benefits	171.6	245.2
Other noncurrent liabilities	54.0	33.6
Stockholders' equity	935.1	781.1

Total liabilities and stockholders' equity	$1,619.1	$1,642.5

	Year ended December 31,
	2012	2013	2014
	(In millions)
Net sales	$1,976.3	$1,732.4	$1,651.9
Cost of sales	1,415.9	1,620.2	1,302.2
Income (loss) from operations	359.6	(132.6)	149.7
Net income (loss)	218.5	(102.0)	99.2

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

We have assigned goodwill related to the component products operations to three reporting units (as that term is defined in ASC Topic 350-20-20 Goodwill): one consisting of CompX’s security products operations, one consisting of CompX’s furniture components operations and one consisting of CompX’s marine component operations.  Prior to 2012, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired. Our gross goodwill at December 31, 2014 was $43.7 million.

We test for Goodwill impairment at the reporting unit level.  In accordance with ASC 350-20-35, we test for goodwill impairment during the third quarter of each year or when circumstances arise that indicate impairment might be present.  Prior to 2013, we used a quantitative assessment in determining the estimated fair value of the reporting units, using appropriate valuation techniques such as discounted cash flows. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.  In 2013 we adopted the guidance in ASU No. 2011-08 for testing goodwill for impairment by assessing qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Based on our qualitative assessment, a quantitative assessment was not required for 2013 or 2014.

In 2012, 2013 and 2014, goodwill for all applicable reporting units was tested for impairment in the third quarter of each year in connection with our annual testing.  No impairment was indicated as part of such annual review of goodwill.  However, as a result of the December 2012 disposition of CompX’s furniture components business and the December 2012 sale of all common stock of TIMET owned by Contran Corporation and its affiliates (including us), a significant portion of EWI’s insurance brokerage business was lost.  Consequently, we reevaluated goodwill associated with EWI due to the triggering event caused by the significant impact these dispositions had on EWI’s business and concluded that all of our goodwill related to EWI was impaired.  Accordingly, we recognized a $6.4 million goodwill impairment in December 2012.  In addition, we had goodwill of approximately $14.3 million attributable to the disposed CompX furniture components operations.  In December 2012 we sold CompX’s furniture components operations. See Note 2.

Changes in the carrying amount of our goodwill related to CompX’s two reporting units as well as the goodwill related to EWI during the past three years are presented in the table below.

	Security Products	Furniture Components	EWI Re, Inc.
	(In thousands)
Balance at December 31, 2011	$13,991	$27,156	$6,406
Sale of disposed operations	(14,286)	-	-
Goodwill impairment	-	-	(6,406)
Changes in currency exchange rates	295	-	-

Balance at December 31, 2012, 2013 and 2014	$-	$27,156	$-

Note 9 - Other assets:

	December 31,
	2013	2014
	(In thousands)
Restricted cash	$1,687	$1,420
Assets held for sale	532	590
Pension asset	364	-
Other	124	133

Total	$2,707	$2,143

 Prior to 2013, our assets held for sale consisted of two facilities (land, building and building improvements) and certain unimproved land, all of which were formerly used in CompX’s operations.  These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under U.S. GAAP.  During 2012, we obtained updated independent appraisals of the significant assets.  Based on these appraisals, we recognized a write-down in the third quarter of $.4 million to reduce the carrying value of the assets to their estimated fair value less cost to sell.  Subsequently, we sold one of the facilities in December 2012 for net proceeds of $3.6 million, which net proceeds were less than the carrying amount of the assets and we therefore recognized a loss on the sale of the facility of approximately $.8 million in 2012.  In 2013, we sold the remaining facility for net proceeds of $1.6 million, which approximated the carrying value of the assets as of the date of the sale.  At December 31, 2013 and 2014, our assets held for sale consisted only of the unimproved land.

The write-down on the asset held for sale in 2012 and loss on the sale of the facility are included in loss from operations.

Note 10 - Accrued liabilities:

	December 31,
	2013	2014
	(In thousands)
Employee benefits	$7,653	$8,278
Professional fees and settlements	1,855	951
Other	1,642	1,633

Total	$11,150	$10,862

Note 11 - Other noncurrent liabilities:

	December 31,
	2013	2014
	(In thousands)
Reserve for uncertain tax positions	$16,832	$16,832
Insurance claims and expenses	575	589
Other	922	921

Total	$18,329	$18,342

Our reserve for uncertain tax positions is discussed in Note 14.

Note 12 - Long-term debt:

We have a revolving promissory note with Valhi that, as amended, allows us to borrow up to $40 million.  Our borrowings from Valhi under this revolving note are unsecured bear interest at prime rate plus 2.75% with all principal due on demand, but in any event no earlier than March 31, 2016 and no later than December 31, 2016.  The amount of the outstanding borrowings at any time is solely at the discretion of Valhi.  We had no outstanding borrowings under this revolving promissory note at December 31, 2013 and 2014.  See Note 16.

Note 13 - Stockholders’ equity:

Long-term incentive compensation plan - Prior to 2012, we had a long-term incentive compensation plan that provided for the discretionary grant of restricted common stock, stock options, stock appreciation rights (SARs) and other incentive compensation to our officers and other key employees and non-employee directors, including individuals who are employed by Kronos.  During 2012 we awarded an aggregate of 6,000 shares of our common stock pursuant to this plan to members of our board of directors.  In February 2012, our board of directors voted to replace the existing long-term incentive plan with a new plan that would provide for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded.  The new plan was approved at our May 2012 shareholder meeting and shortly thereafter the prior long-term incentive compensation plan terminated.    We awarded 5,000 and 9,000 shares respectively, under this plan in 2013 and 2014 and 186,000 shares were available for future grants at December 31, 2014

Long-term incentive compensation plan of subsidiaries and affiliates - CompX and Kronos each have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors.  At December 31, 2014, Kronos had 185,000 shares available for award and CompX had 188,000 shares available for award.

Dividends - In February 2014, our Board of Directors deferred consideration of a first quarter 2014 cash dividend, and no dividend was paid in the first quarter.  In May 2014, after considering our results of operations, financial conditions and cash requirements for our businesses, our Board of Directors suspended our regular quarterly dividend.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.

Accumulated other comprehensive income (loss) - Changes in accumulated other comprehensive income (loss) attributable to NL stockholders for 2012, 2013 and 2014 are presented in the table below.

	Years ended December 31,
	2012	2013	2014
	(In thousands)
Accumulated other comprehensive income (loss), net of tax:
Marketable securities:
Balance at beginning of year	$186,451	$105,419	$154,169
Other comprehensive income (loss):
Unrealized gain (loss) arising during the year	(71,184)	48,514	(107,057)
Less reclassification adjustment for amounts included
in realized gain	(9,848)	236	-

Balance at end of year	$105,419	$154,169	$47,112

Currency translation:
Balance at beginning of year	$(133,041)	$(135,165)	$(133,816)
Other comprehensive income (loss):
Arising during the year	6,605	1,349	(20,357)
Less reclassification adjustment for amounts included
in gain on disposal	(8,729)	-	-

Balance at end of year	$(135,165)	$(133,816)	$(154,173)

Defined benefit pension plans:
Balance at beginning of year	$(59,478)	$(66,402)	$(56,644)
Other comprehensive income (loss):
Amortization of prior service cost and net losses
included in net periodic pension cost	2,254	2,776	2,107
Net actuarial gain (loss) arising during the year	(9,178)	5,952	(20,723)
Plan curtailment	-	1,030	-

Balance at end of year	$(66,402)	$(56,644)	$(75,260)

OPEB plans:
Balance at beginning of year	$1,344	$895	$1,275
Other comprehensive income (loss):
Amortization of prior service credit and net losses
included in net periodic OPEB cost	(552)	(663)	(626)
Net actuarial gain arising during year	103	395	(367)
Plan amendment	-	648	-

Balance at end of year	$895	$1,275	$282

Total accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	$(4,724)	$(95,253)	$(35,016)
Other comprehensive income (loss)	(90,529)	60,237	(147,023)

Balance at end of year	$(95,253)	$(35,016)	$(182,039)

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

	Years ended December 31
	2012	2013	2014
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$27.0	$(33.8)	$12.1
Incremental U.S. tax and rate differences on equity in earnings	(7.4)	(7.4)	(7.4)
Nondeductible goodwill impairment	2.2	-	-
U.S. state income taxes and other, net	(1.9)	(.7)	.3
Income tax expense (benefit)	$19.9	$(41.9)	$5.0

	Years ended December 31
	2012	2013	2014
	(In millions)
Components of income tax expense (benefit):
Currently payable (receivable):	$(15.0)	$-	$.8
Deferred income taxes (benefit)	34.9	(41.9)	4.2
Income tax expense (benefit)	$19.9	$(41.9)	$5.0

	Years ended December 31
	2012	2013	2014
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from continuing operations	$19.9	$(41.9)	$5.0
Discontinued operations	9.1	-	-
Other comprehensive income (loss):
Marketable securities	(43.6)	26.2	(57.6)
Currency translation	3.0	.7	(11.0)
Pension plans	(3.7)	5.3	(10.0)
OPEB plans	(.2)	.2	(.5)

Total	$(15.5)	$(9.5)	$(74.1)

The components of the net deferred tax liability at December 31, 2013 and 2014 are summarized in the following table.

	Years ended December 31
	2013		2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$.9	$-	$.8	$-
Marketable securities	-	(88.1)	-	(31.9)
Property and equipment	-	(4.1)	-	(4.6)
Accrued OPEB costs	1.3	-	1.4	-
Accrued pension costs	1.7	-	4.4	-
Accrued environmental liabilities	40.1	-	38.9	-
Other accrued liabilities and deductible differences	2.5	-	2.6	-
Other taxable differences	-	(7.7)	-	(6.8)
Investment in Kronos Worldwide, Inc.	-	(106.5)	-	(90.1)
Tax loss and tax credit carryforwards	1.8	-	2.2	-
Adjusted gross deferred tax assets (liabilities)	48.3	(206.4)	50.3	(133.4)
Netting of items by tax jurisdiction	(44.5)	44.5	(45.7)	45.7
	3.8	(161.9)	4.6	(87.7)
Less net current deferred tax asset	3.8	-	4.6	-

Net noncurrent deferred tax liability	$-	$(161.9)	$-	$(87.7)
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

At December 31, 2012, 2013, and 2014, the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) was $16.8 million, and there was no change in such amount during the past three years.  We currently estimate that our unrecognized tax benefits will decrease by approximately $4.6 million during the next twelve months due to the expiration of certain statutes of limitation.  If our uncertain tax positions were recognized, a benefit of $15.2 million would affect our effective income tax rate in each of 2012, 2013 and 2014.  We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2012, 2013 and 2014 was not material.

We file income tax returns in various U.S. federal, state and local jurisdictions.  Our U.S. income tax returns prior to 2011 are generally considered closed to examination by applicable tax authorities.

Note 15 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans.  Company contributions are based on matching or other formulas.  Defined contribution plan expense attributable to continuing operations approximated $1.9 million in 2012, $2.1 million in 2013 and $2.4 million in 2014.

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

We expect to contribute approximately $.8 million to all of our defined benefit pension plans during 2015.  Benefit payments to all plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In thousands)
2015	$3,621
2016	3,673
2017	3,742
2018	3,803
2019	3,820
Next 5 years	19,527

The funded status of our defined benefit pension plans is presented in the table below.

	December 31,
	2013	2014
	(In thousands)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$59,415	$54,658
Interest cost	2,161	2,538
Participant contributions	7	9
Actuarial losses (gains)	(3,696)	8,585
Change in currency exchange rates	223	(669)
Benefits paid	(3,452)	(3,896)
Benefit obligations at end of the year	54,658	61,225

Change in plan assets:
Fair value of plan assets at beginning of the year	45,498	49,402
Actual return on plan assets	5,589	2,404
Employer contributions	1,510	1,553
Participant contributions	7	9
Change in currency exchange rates	250	(656)
Benefits paid	(3,452)	(3,896)
Fair value of plan assets at end of year	49,402	48,816
Funded status	$(5,256)	$(12,409)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$364	$-
Accrued pension costs:
Current	(167)	(167)
Noncurrent	(5,453)	(12,242)
Total	$(5,256)	$(12,409)

Accumulated other comprehensive loss - actuarial losses, net	$24,557	$33,135
Total	$19,301	$20,726
Accumulated benefit obligations (ABO)	$54,658	$61,225

The amounts shown in the table above for actuarial losses at December 31, 2013 and 2014 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2013 and 2014.  We expect that $1.3 million of the unrecognized actuarial losses will be recognized as a component of our periodic defined benefit pension cost in 2015.

 The table below details the changes in other comprehensive income during 2012, 2013 and 2014.

	Years ended December 31,
	2012	2013	2014
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$(426)	$5,305	$(9,519)
Amortization of unrecognized net actuarial loss	1,353	1,238	934

Total	$927	$6,543	$(8,585)

The components of our net periodic defined benefit pension cost are presented in the table below.  The amount shown below for the amortization of unrecognized actuarial losses in 2012, 2013 and 2014, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income (loss) at December 31, 2011, 2012 and 2013, respectively.

	Years ended December 31,
	2012	2013	2014
	(In thousands)
Net periodic pension cost:
Interest cost on PBO	$2,379	$2,161	$2,538
Expected return on plan assets	(3,658)	(3,975)	(3,409)
Recognized actuarial losses	1,353	1,238	934

Total	$74	$(576)	$63

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2013	2014
	(In thousands)
PBO at end of the year
U.S. plan	$44,850	$50,351
U.K. plan	9,808	10,874

Total	$54,658	$61,225
Fair value of plan assets at end of the year
U.S. plan	$39,230	$38,131
U.K. plan	10,172	10,685

Total	$49,402	$48,816
Plans for which the ABO exceeds plan assets:
PBO	$44,850	$61,225
ABO	44,850	61,225
Fair value of plan assets	39,230	48,816

 The weighted-average discount rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2013 and 2014 are 4.5% and 3.8%, respectively.  Such weighted-average rates were determined using the projected benefit obligations at each date.  Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable.  Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2013 and 2014.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2012, 2013 and 2014 are presented in the table below.  Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2012	2013	2014
Discount rate	4.3%	3.7%	4.5%
Long-term return on plan assets	9.2%	9.2%	7.2%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2013 and 2014, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Prior to his death in December 2013, Mr. Simmons was the sole trustee of the CMRT, and he along with the CMRT’s investment committee, of which Mr. Simmons was a member, actively managed the investments of the CMRT.  The CMRT’s long-term investment objective was to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons (prior to his death).  During the history of the CMRT from its inception in 1988 through December 31, 2013, the average annual rate of return was 14%. For the years ended December 31, 2012 and 2013, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily relied on the historical rates of return achieved by the CMRT, although we considered other factors as well including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns would in the future continue to be achieved over the long-term.

Following the death of Mr. Simmons in December 2013, the Contran board of directors in January 2014 appointed a financial institution as the new directed trustee of the CMRT, and the Contran board appointed five individuals (all executive officers of Contran) as the new investment committee of the CMRT.  The new investment committee is in the process of reallocating to current and/or new investment managers or various mutual funds and comingled funds the portion of the CMRT assets that had previously been under direct and active management by Mr. Simmons.  Such reallocation will be done prudently over a period of time, given the diverse asset composition of this portion of the portfolio.  Concurrent with this change in investment strategy in which there is no longer a portion of the CMRT’s assets under direct and active management by Mr. Simmons, and considering the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries, beginning in 2014 the assumed long-term rate of return for plan assets invested in the CMRT was reduced to 7.5%.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at any time based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 83% and 80% of the assets of the CMRT at December 31, 2013 and 2014, respectively, as noted below. The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2013	2014
	(In millions)
CMRT asset value	$722.8	$715.5
CMRT fair value input:
Level 1	79%	67%
Level 2	4	13
Level 3	17	20

	100%	100%
CMRT asset mix:
Domestic equities, principally publicly traded	53%	48%
International equities, publicly traded	-	11
Fixed income securities, publicly traded	35	32
Privately managed limited partnerships	11	7
Other, primarily cash	1	2

	100%	100%

The composition of our December 31, 2013 and 2014 pension plan assets by fair value level is shown in the table below.  The amounts shown for plan assets invested in the CMRT include a nominal amount of cash held by our U.S. pension plan which is not part of the plans investment in the CMRT.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
December 31, 2013:
CMRT	$39,230	$-	$39,230
Other	10,172	10,172	-

Total	$49,402	$10,172	$39,230

December 31, 2014:
CMRT	$38,131	$-	$38,131
Other	10,685	10,685	-

Total	$48,816	$10,685	$38,131

 Postretirement benefits other than pensions - We provide certain health care and life insurance benefits for eligible retired employees.  These plans are closed to new participants, and no additional benefits accrue to existing plan participants.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65.  We have no OPEB plan assets, rather, we fund postretirement benefits as they are incurred, net of any contributions by the retiree.  At December 31, 2014, we currently expect to contribute approximately $.5 million to all OPEB plans during 2015.  Contribution to our OPEB plans to cover benefit payments expected to be paid to OPEB plan participants are summarized in the table below:

Years ending December 31,	Amount
(In thousands)
2015	$541
2016	498
2017	454
2018	412
2019	370
Next 5 years	1,301

The funded status of our OPEB plans is presented in the table below.

	December 31,
	2013	2014
	(In thousands)
Change in accumulated OPEB obligations:
Obligations at beginning of the year	$4,505	$3,864
Interest cost	105	114
Actuarial (gain) loss	(240)	385
Net benefits paid	(506)	(481)
Obligations at end of the year	3,864	3,882
Fair value of plan assets	-	-
Funded status	$(3,864)	$(3,882)

Accrued OPEB costs recognized in the balance sheet:
Current	$(596)	$(541)
Noncurrent	(3,268)	(3,341)
Total	$(3,864)	$(3,882)
Accumulated other comprehensive income (loss):
Net actuarial losses	$464	$1,025
Prior service credit	(1,806)	(1,162)
Total	$(1,342)	$(137)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2013 and 2014 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  These amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income at December 31, 2013 and 2014.  We expect to recognize approximately $.6 million of the prior service credit and approximately $.1 million of actuarial gains as a component of our periodic OPEB cost in 2015.

The table below details the changes in other comprehensive income during 2012, 2013 and 2014.

	Years ended December 31,
	2012	2013	2014
	(In thousands)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$282	$240	$(385)
Amortization of unrecognized:
Actuarial loss	(99)	(146)	(176)
Prior service credit	(698)	(688)	(644)

Total	$(515)	$(594)	$(1,205)

The components of our periodic OPEB cost are presented in the table below.  The amounts shown below for the amortization of unrecognized actuarial losses and prior service credit in 2013 and 2014, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2012, 2013 and 2014 respectively.

	Years ended December 31,
	2012	2013	2014
	(In thousands)
Net periodic OPEB cost (income):
Interest cost	$157	$105	$114
Amortization of actuarial gain	(99)	(146)	(176)
Amortization of prior service credit	(698)	(688)	(644)

Total	$(640)	$(729)	$(706)

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2013 and 2014 follows:

	2013	2014
Health care inflation:
Initial rate	7.0%	7.0%
Ultimate rate	5.0%	5.0%
Year of ultimate rate achievement	2018	2021
Discount rate	3.2%	3.0%

The assumed health care cost trend rates have an effect on the amount we report for health care plans.  A one-percent change in assumed health care cost trend rates would not have a material effect on the net periodic OPEB cost for 2014 or on the accumulated OPEB obligation at December 31, 2014.

The weighted-average discount rate used in determining the net periodic OPEB cost for 2014 was 3.2% (the rate was 2.5% in 2013 and 3.3% in 2012).  The weighted-average rate was determined using the projected benefit obligation as of the beginning of each year.

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

Current receivables from and payables to affiliates are summarized in the table below:

	December 31,
	2013	2014
	(In thousands)
Current receivables from affiliates:
Income taxes receivable from Valhi	$54	$-
Other - trade items	61	-
Total	$115	$-
Current payables to affiliates:
Income taxes payable to Valhi	$-	$583
Other - trade items	49	76
Total	$49	$659

From time to time, we will have loans and advances outstanding between us and various related parties, pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.  While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans.  In this regard, prior to 2012, we entered into a promissory note with Valhi, whereby, as subsequently amended, we may borrow up to $40 million.  Interest expense on our promissory note to Valhi aggregated approximately $.3 million in 2012.  During 2013 and 2014, we had no borrowings under this note.  See Note 12.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.  The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods), approved by the independent members of the applicable board of directors, aggregated approximately $21.2 million in 2012, $24.1 million in 2013 and $21.9 million in 2014.  This agreement is renewed annually, and we expect to pay approximately $23.3 million under the ISA during 2015.

Tall Pines Insurance Company and EWI RE, Inc.  provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines and EWI by us (including amounts attributable to Kronos for all periods), were $11.7 million in 2012, $10.4 million in 2013 and $10.0 million in 2014. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M.  Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2015.

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

Note 17 - Other operating income (expense):

We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.  The majority of the $10.4 million of insurance recoveries we recognized in 2014 relate to a new settlement we reached with one of our insurance carriers in September 2014 in which they agreed to reimburse us for a portion of our past litigation defense costs.

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

●

we have never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

●	no final, non-appealable adverse verdicts have ever been entered against us, and
●

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

In one of these lead pigment cases, in April 2000 we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting attorney jurisdictions and seeks its abatement.  In July and August 2013, the case was tried.  In January 2014, the Judge issued a judgment finding us, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the State of California to fund such abatement.  In February 2014, we filed a motion for a new trial, and in March 2014 the court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court.  NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and we will defend vigorously against all claims.

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law.  Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (PRP) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (CERCLA), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (EPA) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated.  In addition, we are occasionally named as a party in a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Obligations associated with environmental remediation and related matters are difficult to assess and estimate for numerous reasons including the:

●	complexity and differing interpretations of governmental regulations,
●	number of PRPs and their ability or willingness to fund such allocation of costs,

●	financial capabilities of the PRPs and the allocation of costs among them,
●	solvency of other PRPs,
●	multiplicity of possible solutions,
●	number of years of investigatory, remedial and monitoring activity required,
●

uncertainty over the extent, if any, to which our former operations might have contributed to the conditions allegedly giving rise to such personal injury, property damage, natural resource and related claims and

●	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2013 and 2014, we have not recognized any receivables for recoveries.

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

	Years ended December 31,
	2012	2013	2014
	(In thousands)
Balance at the beginning of the year	$41,637	$48,006	$113,636
Additions charged to expense, net	14,467	68,929	6,485
Payments, net	(8,098)	(3,299)	(10,106)

Balance at the end of the year	$48,006	$113,636	$110,015

Amounts recognized in the balance sheet:
Current liability	$5,667	$4,859	$6,984
Noncurrent liability	42,339	108,777	103,031

Balance at the end of the year	$48,006	$113,636	$110,015

Of the $10.1 million payments in 2014, $2.9 million relates to certain payments which were previously discounted to their present value because the timing and amounts of such payments were fixed and determinable.    Such payments were discounted to present value using a 3.0% discount rate using the interest method for years 2011 through 2016.  The amount of such discount charged to expense in any individual year was not material.  Those payments aggregated $6.0 million on an undiscounted basis.  We paid $2.0 million in 2012, $1.0 million in 2013 and $2.9 million (including a $1.9 million prepayment in full) in 2014.

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations.  At December 31, 2014, we had accrued approximately $110 million related to approximately 47 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $149 million, including the amount currently accrued.  Other than as indicated above, these accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2014, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

In February 2014, we were served with a complaint in Zurich American Insurance Company, as successor-in-interest to Zurich Insurance Company, U.S. Branch vs. NL Industries, Inc, and The People of the State of California, acting by and through county Counsels of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura Counties and the city Attorneys of Oakland, San Diego, and San Francisco, et al (Superior Court of California, County of Santa Clara, Case No.: 1-14-CV-259924). In January 2015, an Order of Deposit Under CCP § 572 was entered by the trial court.

Other litigation

Prior to 2012 certain real property we owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  Subsequently, we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing.  The first and second closing occurred prior to 2012. In May 2012, we received an aggregate of $15.6 million cash for the third and final closing and our equitable lien on a portion of such property was released.  For financial reporting purposes, we have accounted for the consideration received in each closing by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds of our former real property in New Jersey).  Under this method, we recognized a pre-tax gain of $15 million in the second quarter of 2012 based on the excess of the $15.6 million cash received over our carrying value of the property from which our equitable lien was released.  Similarly, the cash consideration we received in each closing is reflected as an investing activity in our Consolidated Statement of Cash Flows.

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 186 of these types of cases pending, involving a total of approximately 736 plaintiffs.  In addition, the claims of approximately 8,692 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:

●	facts concerning historical operations,
●	the rate of new claims,
●	the number of claims from which we have been dismissed and
●	our prior experience in the defense of these matters.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers.  The ten largest customers related to our continuing operations accounted for approximately 38% in 2012, 42% in 2013 and 47% in 2014.  United States Postal Service, a customer of CompX’s Security Products business accounted for 13% of total sales in 2013 and 2014.  Harley Davidson, also a customer of CompX’s Security Products business, accounted for approximately 12% of total sales in each of 2012, 2013 and 2014.

Other

Rent expense related to continuing operations, principally for CompX operating facilities and equipment was not significant in 2012, 2013 or 2014 and at December 31, 2014, future minimum rentals under noncancellable operating leases are also not significant.

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

Note 19 - Financial instruments:

The following table summarizes the valuation of our short-term investments and marketable securities on a fair value basis as of December 31, 2013 and 2014:

	Fair value measurements
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands
December 31, 2013
Marketable securities	$252,677	$252,677	$-	$-
December 31, 2014
Marketable securities	$92,131	$92,131	$-	$-

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2013 and 2014:

	December 31, 2013		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash, cash equivalents and restricted cash	$57,639	$57,639	$77,975	$77,975
Noncontrolling interest in CompX common stock	13,615	23,119	14,428	19,936
NL stockholders' equity	355,380	544,174	237,022	418,673

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

Note 20 – Recent accounting pronouncements:

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

Note 21 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Year ended December 31, 2013
Net sales	$21,453	$24,039	$24,209	$22,344
Gross margin	6,020	7,610	7,514	6,430
Net income (loss)	(1,998)	(14,018)	(5,684)	(32,843)
Net loss attributable to NL stockholders	(2,118)	(14,255)	(5,940)	(33,020)
Loss per common share attributable to NL stockholders	$(0.04)	$(0.29)	$(0.12)	$(0.68)

Year ended December 31, 2014
Net sales	$25,781	$26,848	$26,473	$24,744
Gross margin	7,749	8,613	8,142	7,744
Net income (loss)	4,034	5,806	14,180	5,610
Net loss attributable to NL stockholders	3,755	5,472	13,889	5,383
Loss per common share attributable to NL stockholders	$0.08	$0.11	$0.29	$0.11

We recognized the following amounts during 2013:

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

We recognized the following amounts during 2014:

•

aggregate pre-tax income of $10.4 million ($.8 million, $.4 million, $8.8 million, and $.4 million in the first, second, third, and fourth quarter, respectively), related to insurance recoveries, see Note 18,

•	income of $.02 per share, net of income taxes, included in our equity in Kronos related to a net reduction of Kronos’ reserve for uncertain tax positions recognized in the second quarter of 2014.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.