Form 10-Q
period 2015-03-31
NL INDUSTRIES INC
filed 2015-05-08
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

Number of shares of the Registrant’s common stock outstanding on April 30, 2015: 48,682,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2014	2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,560	$73,202
Restricted cash and cash equivalents	3,995	3,420
Accounts and other receivables, net	9,256	12,441
Inventories, net	16,863	16,824
Prepaid expenses and other	792	824
Deferred income taxes	4,567	4,567

Total current assets	108,033	111,278

Other assets:
Marketable securities	92,131	89,544
Investment in Kronos Worldwide, Inc.	237,719	218,695
Goodwill	27,156	27,156
Other assets, net	2,143	2,145
Deferred income taxes	20	20

Total other assets	359,169	337,560

Property and equipment:
Land	5,138	5,138
Buildings	21,176	21,176
Equipment	62,264	62,832
Construction in progress	909	1,140

	89,487	90,286
Less accumulated depreciation	55,931	56,811

Net property and equipment	33,556	33,475

Total assets	$500,758	$482,313

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2014	2015
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,115	$5,270
Accrued and other current liabilities	11,521	7,825
Accrued environmental remediation and related costs	6,984	7,044
Income taxes	7	14

Total current liabilities	24,627	20,153

Noncurrent liabilities:
Accrued pension cost	12,242	11,760
Accrued postretirement benefits (OPEB) costs	3,341	3,210
Accrued environmental remediation and related costs	103,031	102,791
Deferred income taxes	87,725	83,145
Other	18,342	13,676

Total noncurrent liabilities	224,681	214,582

Equity:
NL stockholders' equity:
Common stock	6,085	6,085
Additional paid-in capital	300,388	300,388
Retained earnings	112,588	122,630
Accumulated other comprehensive loss	(182,039)	(196,186)

Total NL stockholders' equity	237,022	232,917

Noncontrolling interest in subsidiary	14,428	14,661

Total equity	251,450	247,578

Total liabilities and equity	$500,758	$482,313

Commitments and contingencies (Notes 12 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2014	2015
	(unaudited)

Net sales	$25,781	$27,891
Cost of sales	18,032	19,325

Gross margin	7,749	8,566

Selling, general and administrative expense	4,461	4,866
Other operating income (expense):
Insurance recoveries	787	3,134
Other income	131	-
Corporate expense	(4,270)	(3,830)

Income (loss) from operations	(64)	3,004

Equity in earnings of Kronos Worldwide, Inc.	4,343	5,605
Other income:
Interest and dividend income	725	302

Income before income taxes	5,004	8,911

Income tax expense (benefit)	970	(1,446)

Net income	4,034	10,357
Noncontrolling interest in net income of subsidiary	279	315

Net income attributable to NL stockholders	$3,755	$10,042

Amounts attributable to NL stockholders:

Basic and diluted net income per share	$.08	$.21

Weighted average shares used in the calculation of net income per share	48,674	48,683

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended
	March 31,
	2014	2015
	(unaudited)

Net income	$4,034	$10,357

Other comprehensive income (loss), net of tax:
Marketable securities	(83,931)	(1,786)
Currency translation	(514)	(12,959)
Defined benefit pension plans	537	734
Other postretirement benefit plans	(157)	(136)

Total other comprehensive loss, net	(84,065)	(14,147)

Comprehensive loss	(80,031)	(3,790)
Comprehensive income attributable to noncontrolling interest	279	315

Comprehensive loss attributable to NL stockholders	$(80,310)	$(4,105)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2015

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
	(unaudited)

Balance at December 31, 2014	$6,085	$300,388	$112,588	$(182,039)	$14,428	$251,450

Net income	-	-	10,042	-	315	10,357
Other comprehensive loss, net of tax	-	-	-	(14,147)	-	(14,147)
Dividends	-	-	-	-	(82)	(82)

Balance at March 31, 2015	$6,085	$300,388	$122,630	$(196,186)	$14,661	$247,578

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income	$4,034	$10,357
Depreciation and amortization	895	902
Deferred income taxes	369	3,039
Equity in earnings of Kronos Worldwide, Inc.	(4,343)	(5,605)
Dividends received from Kronos Worldwide, Inc.	5,283	5,283
Cash funding of benefit plans in excess of net benefit plan expense	(168)	(452)
Other, net	85	82
Change in assets and liabilities:
Accounts and other receivables, net	(2,628)	(3,191)
Inventories, net	(1,970)	(34)
Prepaid expenses and other	111	(31)
Accounts payable and accrued liabilities	(703)	(4,134)
Income taxes	8	7
Accounts with affiliates	706	(430)
Accrued environmental remediation and related costs	(409)	(180)
Other noncurrent assets and liabilities, net	(571)	(4,672)

Net cash provided by operating activities	699	941

Cash flows from investing activities:
Capital expenditures	(752)	(796)
Change in restricted cash equivalents, net	99	575
Proceeds from the sale of marketable securities	-	255
Purchase of marketable securities	-	(251)

Net cash used in investing activities	(653)	(217)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three months ended
	March 31,
	2014	2015
	(unaudited)

Cash flows from financing activities -
distributions to noncontrolling interests in subsidiary	$(82)	$(82)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(36)	642
Cash and cash equivalents at beginning of period	52,609	72,560

Cash and cash equivalents at end of period	$52,573	$73,202

Supplemental disclosures:
Cash paid for:
Income taxes, net	$(53)	$584

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - At March 31, 2015, Valhi, Inc.  (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by family trusts established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Prior to his death in December 2013, Mr. Simmons served as sole trustee of the family trusts.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on March 12, 2015 (the 2014 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2014 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2014) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2015 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2014 Consolidated Financial Statements contained in our 2014 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31,	March 31,
	2014	2015
	(In thousands)
Trade receivables - CompX	$8,825	$12,253
Accrued insurance recoveries	346	216
Other receivables	163	58
Allowance for doubtful accounts	(78)	(86)

Total	$9,256	$12,441

Accrued insurance recoveries are discussed in Note 13.

Note 3 - Inventories, net:

	December 31,	March 31,
	2014	2015
	(In thousands)
Raw materials	$3,393	$3,318
Work in process	10,271	10,729
Finished products	3,199	2,777

Total	$16,863	$16,824

Note 4 - Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gain
		(In thousands)
December 31, 2014
Valhi common stock	1	$92,131	$24,347	$67,784

March 31, 2015
Valhi common stock	1	$89,544	$24,347	$65,197

At December 31, 2014 and March 31, 2015, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi.  See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2014 and March 31, 2015, the quoted per share market price of Valhi common stock was $6.41 and $6.23, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 - Investment in Kronos Worldwide, Inc.:

At December 31, 2014 and March 31, 2015, we owned approximately 35.2 million shares of Kronos common stock.  At March 31, 2015, the quoted market price of Kronos’ common stock was $12.65  per share, or an aggregate market value of $445.5 million.  At December 31, 2014, the quoted market price was $13.02 per share, or an aggregate market value of $458.6 million.

The change in the carrying value of our investment in Kronos during the first three months of 2015 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$237.7
Equity in earnings of Kronos	5.6
Dividends received from Kronos	(5.3)
Equity in Kronos' other comprehensive income:
Marketable securities	(.2)
Currency translation	(19.9)
Defined benefit pension plans	.8

Balance at the end of the period	$218.7

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2014	2015
	(In millions)
Current assets	$886.2	$817.1
Property and equipment, net	479.7	430.1
Investment in TiO2 joint venture	89.0	77.8
Other noncurrent assets	187.6	179.5

Total assets	$1,642.5	$1,504.5

Current liabilities	$237.9	$193.8
Long-term debt	344.7	344.7
Accrued pension and postretirement benefits	245.2	216.3
Other noncurrent liabilities	33.6	31.2
Stockholders' equity	781.1	718.5

Total liabilities and stockholders' equity	$1,642.5	$1,504.5

	Three months ended
	March 31,
	2014	2015
	(In millions)
Net sales	$420.1	$365.1
Cost of sales	339.6	287.7
Income from operations	26.0	32.2
Net income	14.3	18.4

Note 6 - Other noncurrent assets, net:

	December 31,	March 31,
	2014	2015
	(In thousands)
Restricted cash	$1,420	$1,420
Assets held for sale	590	590
Other	133	135

Total	$2,143	$2,145

Note 7 - Accrued and other current liabilities:

	December 31,	March 31,
	2014	2015
	(In thousands)
Employee benefits	$8,278	$4,517
Professional fees	951	1,379
Payables to affiliates	659	229
Other	1,633	1,700

Total	$11,521	$7,825

Note 8 - Long-term debt:

During the first three months of 2015, we had no borrowings under our promissory note with Valhi, and at March 31, 2015, the full $40 million was available for borrowing under this facility.  The amount of any such loan Valhi would make to us is at Valhi’s discretion.

Note 9 - Other noncurrent liabilities:

	December 31,	March 31,
	2014	2015
	(In thousands)
Reserve for uncertain tax positions	$16,832	$12,186
Insurance claims and expenses	589	604
Other	921	886

Total	$18,342	$13,676

Our reserve for uncertain tax positions is discussed in Note 12.

Note 10 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended
	March 31,
	2014	2015
	(In thousands)
Interest cost	$628	$569
Expected return on plan assets	(852)	(801)
Recognized actuarial losses	232	326

Total	$8	$94

Postretirement benefits - The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended
	March 31,
	2014	2015
	(In thousands)
Interest cost	$29	$27
Amortization of prior service credit	(161)	(155)
Recognized actuarial gain	(44)	(25)

Total	$(176)	$(153)

Contributions - We currently expect our 2015 contributions to our defined benefit pension plans and other postretirement plans to be approximately $1.3 million.

Note 11 - Other comprehensive income (loss):

Changes in accumulated other comprehensive loss attributable to NL stockholders for the three months ended March 31, 2015 are presented in the table below.

	Three months ended
	March 31,
	2014	2015
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$154,169	$47,112
Other comprehensive loss -
unrealized losses arising during the year	(83,931)	(1,786)

Balance at end of period	$70,238	$45,326

Currency translation:
Balance at beginning of period	$(133,816)	$(154,173)
Other comprehensive loss	(514)	(12,959)

Balance at end of period	$(134,330)	$(167,132)

Defined benefit pension plans:
Balance at beginning of period	$(56,644)	$(75,260)
Other comprehensive income -
amortization of net losses
included in net periodic pension cost	537	734

Balance at end of period	$(56,107)	$(74,526)

OPEB plans:
Balance at beginning of period	$1,275	$282
Other comprehensive loss -
amortization of prior service credit and net gains
included in net periodic OPEB cost	(157)	(136)

Balance at end of period	$1,118	$146

Total accumulated other comprehensive loss:
Balance at beginning of period	$(35,016)	$(182,039)
Other comprehensive loss	(84,065)	(14,147)

Balance at end of period	$(119,081)	$(196,186)

See Note 10 for amounts related to our defined benefit pension plans and OPEB plans.

Note 12 - Income taxes:

	Three months ended
	March 31,
	2014	2015
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$1.8	$3.1
Incremental U.S. tax and rate differences on equity in earnings	(1.0)	(1.5)
Adjustment to the reserve for uncertain tax positions, net	-	(3.0)
Nontaxable income	(.3)	(.1)
U.S. state income taxes and other, net	.5	.1

Total	$1.0	$(1.4)

	Three months ended
	March 31,
	2014	2015
	(In millions)
Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$1.0	$(1.4)
Other comprehensive income (loss):
Marketable securities	(45.2)	(1.0)
Currency translation	(.3)	(7.0)
Pension plans	.3	.4
OPEB plans	(.1)	(.1)

Total	$(44.3)	$(9.1)

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

In the first quarter of 2015, we recognized a non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

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

In one of these lead pigment cases, in April 2000 we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and seeks its abatement.  In July and August 2013, the case was tried.  In January 2014, the Judge issued a judgment finding us, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the State of California to fund such abatement.  In February 2014, we filed a motion for a new trial, and in March 2014 the court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court.  NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and we will defend vigorously against all claims.

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

We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2014 and March 31, 2015, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2015 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$110,015
Additions charged to expense, net	123
Payments, net	(303)

Balance at the end of the period	$109,835

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$7,044
Noncurrent liability	102,791

Balance at the end of the period	$109,835

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At March 31, 2015, we had accrued approximately $110 million related to approximately 47 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $149 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At March 31, 2015, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2014 Annual Report.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 166 of these types of cases pending, involving a total of approximately 712 plaintiffs. In addition, the claims of approximately 8,692 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio, Indiana and Texas state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including:

•	facts concerning historical operations,
•	the rate of new claims,
•	the number of claims from which we have been dismissed, and
•	our prior experience in the defense of these matters.

We believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material).  Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity.  We have sought and will continue to vigorously seek, dismissal and/or a finding of no liability from each claim. In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us. For a discussion of other legal proceedings to which we are a party, refer to our 2014 Annual Report.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2014 and March 31, 2015:

	December 31, 2014		March 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash, cash equivalents and restricted cash	$77,975	$77,975	$78,042	$78,042
Noncontrolling interest in CompX common stock	14,428	19,936	14,661	18,733
NL stockholders' equity	237,022	418,673	232,917	377,292

The fair value of our noncontrolling interest in CompX and NL stockholder’s equity is based upon quoted market prices at each balance sheet date, which represent Level 1.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 15 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is effective for us beginning in the first quarter of 2017.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the standard.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information.  In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

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

Results of operations

Net income overview

Quarter ended March 31, 2015 compared to the quarter ended March 31, 2014

Our net income attributable to NL stockholders was $10.0 million, or $.21 per share, in the first quarter of 2015 compared to $3.8 million, or $.08 per share, in the first quarter of 2014.  As more fully described below, the increase in our net income attributable to NL stockholders from 2014 to 2015 is primarily due to:

•	a non-cash income tax benefit in 2015 related to a net reduction in our reserve for uncertain tax positions of $3.0 million,
•	higher insurance recoveries in 2015 of $2.3 million primarily related to an insurance recovery settlement for certain past lead pigment litigation defense costs,
•	higher equity in earnings from Kronos in 2015 of $1.3 million, and
•	higher income from operations attributable to CompX in 2015 of $.4 million.

Our 2015 net income attributable to NL stockholders includes the following:

•	income of $.06 per share related to a net reduction of our reserve for uncertain tax positions, and
•	income of $.04 per share, net of income taxes, related to insurance recoveries we recognized.

Our 2014 net income attributable to NL stockholders includes income of $.01 per share, net of income taxes, related to insurance recoveries we recognized.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended March 31,		%
	2014	2015	Change
	(in millions)
CompX	$3.3	$3.7	13%
Insurance recoveries	.8	3.1	298
Other income, net	.1	-	n.m.
Corporate expense	(4.3)	(3.8)	(10)
Income (loss) from operations	$(.1)	$3.0	n.m.

____________________________________

n.m. – not meaningful

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income (loss) from operations.

	Three months ended March 31,		%
	2014	2015	Change
	(in millions)
Equity in earnings of Kronos	$4.3	$5.6	29%
Interest and dividend income	.7	.3	(58)

CompX International Inc.

	Three months ended March 31,		%
	2014	2015	Change
	(in thousands)
Net sales	$25,781	$27,891	8%
Cost of sales	18,032	19,325	7
Gross margin	7,749	8,566	11
Operating costs and expenses	4,461	4,866	9
Income from operations	$3,288	$3,700	13

Percentage of net sales:
Cost of sales	70%	69%
Gross margin	30	31
Operating costs and expenses	17	17
Income from operations	13	13

Net sales - Net sales increased $2.1 million in the first quarter of 2015 compared to the same period in 2014, led by strong demand within CompX’s Security Products business for an existing government customer and to a lesser extent increased demand for fuel security products as well as increased sales to the office equipment market.  Sales from CompX’s Marine Components business also contributed to the increase in sales primarily as a result of  improved demand for products sold to the waterski/wakeboard boat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin - As a percentage of net sales, cost of sales decreased by less than 1% in the first quarter of 2015 compared to the same period in 2014. As a result, gross margin as a percentage of net sales increased over the same period. Gross margin dollars increased due to sales growth in both CompX’s Security Products and Marine Components businesses.  The increase in gross margin percentage is attributable to Marine Components, which achieved improvement in manufacturing efficiencies as well as increased leverage of fixed manufacturing costs over increased production volumes.

Operating costs and expenses - Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses increased in the first quarter of 2015 as compared to the same period in 2014 primarily due to increased administrative personnel costs to support the growth in volume for CompX’s Security Products business.

Income from operations - As a percentage of net sales, income from operations for the first quarter of 2015 increased slightly compared to the same period in 2014 and was primarily impacted by the factors impacting gross margin percentage and operating costs and expenses above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended March 31,		%
	2014	2015	Change
	(in thousands)
Net sales:
Security Products	$22,964	$24,658	7%
Marine Components	2,817	3,233	15
Total net sales	$25,781	$27,891	8

Gross margin:
Security Products	$7,254	$7,771	7
Marine Components	495	795	61
Total gross margin	$7,749	$8,566	11

Income (loss) from operations:
Security Products	$4,699	$4,946	5
Marine Components	(16)	259	n.m.
Corporate operating expenses	(1,395)	(1,505)	(8)
Total income from operations	$3,288	$3,700	13

Gross margin:
Security Products	32%	32%
Marine Components	18	25
Total gross margin	30	31
Income (loss) from operations margin:
Security Products	20%	20%
Marine Components	(1)	8
Total income from operations margin	13	13

__________________________________

  n.m. – not meaningful

Security Products - Security Products net sales increased 7% in the first quarter of 2015 compared to the same period last year.  The increase in sales for the first quarter period is primarily due to an increase of approximately $1.2 million in sales of new products for existing government customers, as well as increased demand of $.2 million for fuel security products and increased sales of $.2 million to existing office equipment customers.  Gross margin as a percentage of sales in 2015 was comparable to the same period in 2014.  Income from operations as a percentage of net sales in the first quarter of 2015 was slightly lower than the first quarter of 2014 due to increased operating costs and expenses, including increased administrative personnel and benefits costs of approximately $.2 million.

Marine Components - Marine Components net sales increased 15% in the first quarter of 2015 as compared to the same period last year. The increase in sales is primarily due to improved demand for products sold to the waterski/wakeboard boat market. Gross margin and income from operations as a percentage of net sales improved in the first quarter of 2015 compared to the first quarter of 2014 due to improved manufacturing efficiencies and increased leverage of fixed costs as a result of higher volumes.

Outlook - First quarter sales reflect continued strong demand for our products. The primary driver continues to be existing original equipment manufacturer (“OEM”) customers, including requirements for certain government security applications. While demand has been particularly strong in certain markets, including electronic locks, office furniture and marine components, we have not experienced the consistently strong demand from our small business customers that we might expect in a broader economic upturn. We continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets. We anticipate continued strong demand for our products throughout 2015, though we expect security product demand for government security applications to decrease in the second half of the year.

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

General corporate and other items

Insurance recoveries - We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.  Substantially all of the $3.1 million insurance recoveries we recognized in the first quarter of 2015 relate to a settlement we reached with one of our insurance carriers in which they agreed to reimburse us for a portion of our past litigation defense costs.

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

Corporate expense - Corporate expenses were $3.8 million in the first quarter of 2015, $.4 million lower than in the first quarter of 2014 primarily due to lower litigation and related costs in 2015.  Included in corporate expense in the first quarter of 2014 and 2015 are:

•	litigation and related costs of $1.8 million in 2015 compared to $2.1 million in 2014, and
•	environmental remediation and related costs of $.1 million in each of the first quarter of 2015 and 2014.

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

Overall, we expect that our general corporate expenses for all of 2015 will be lower than 2014 primarily due to lower expected environmental remediation and related costs and lower litigation and related costs.  If our current expectations regarding the number of cases or sites in which we expect to be involved during 2015, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Income tax expense - We recognized an income tax benefit of $1.4 million in the first quarter of 2015 compared to an income tax expense of $1.0 million in the first quarter of 2014.  Our income tax benefit in the first quarter of 2015 includes a non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2015 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest - Noncontrolling interest in net income of CompX is consistent in the first quarter periods of 2014 and 2015.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2014	2015	Change
	(in millions)
Net sales	$420.1	$365.1	(13)%
Cost of sales	339.6	287.7	(15)%
Gross margin	$80.5	$77.4

Income from operations	$26.0	$32.2	24%
Other, net	.2	.2
Interest expense	(4.0)	(4.6)
Income before income taxes	22.2	27.8
Income tax expense	7.9	9.4
Net income	$14.3	$18.4

Percentage of net sales:
Cost of sales	81%	79%
Income from operations	6%	9%

Equity in earnings of Kronos Worldwide, Inc.	$4.3	$5.6

TiO2 operating statistics:
Sales volumes*	122	131	7%
Production volumes*	120	125	4%

Change in TiO2 net sales:
TiO2 product pricing			(11)%
TiO2 sales volumes			7%
TiO2 product mix			(1)%
Changes in currency exchange rates			(8)%
Total			(13)%

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of third-party feedstock ore.

Current industry conditions - Due to competitive pressures, Kronos’ average selling prices decreased throughout 2014 and the first quarter of 2015.  Kronos’ average selling prices at the end of the first quarter of 2015 were 7% lower than at the end of 2014, with lower prices in all major markets.  Kronos experienced higher sales volumes in all major markets, particularly in European and export markets, in the first quarter of 2015 as compared to the first quarter of 2014 as demand has generally been stable.

Kronos operated its production facilities at overall average capacity utilization rates of 93% in the first quarter of 2015 compared to approximately 90% in the first quarter of 2014.  Kronos’ production capacity utilization rates in the first quarter of 2014 were impacted by a union labor lockout at its Canadian production facility that ended in December 2013, as restart of production at the facility did not begin until February 2014.  Kronos’ production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Kronos continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and continuing into the first quarter of 2015.  Given the time lag between when such third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in Kronos’ cost of sales, its cost of sales per metric ton of TiO2 sold declined throughout 2014 and into the first quarter of 2015.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first quarter of 2015 was slightly lower than its cost of sales per metric ton of TiO2 sold in the first quarter of 2014 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the first quarter of 2015 decreased 13%, or $55.0 million, compared to the first quarter of 2014 primarily due to the net effects of an 11% decrease in average TiO2 selling prices (which decreased net sales by approximately $46 million) and a 7% increase in sales volumes (which increased net sales by approximately $29 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 7% in the first quarter of 2015 as compared to the first quarter of 2014 due to higher sales in all major markets, particularly in certain export and European markets.  Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $33 million as compared to the first quarter of 2014.

Cost of sales – Cost of sales decreased $51.9 million or 15% in the first quarter of 2015 compared to 2014 due to the net impact of lower raw materials and other production costs of approximately $21 million (primarily caused by lower third-party feedstock ore costs), a 7% increase in sales volumes, a 4% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales decreased to 79% in the first quarter of 2015 compared to 81% in the same period of 2014, as the favorable effect of lower raw material costs and efficiencies related to higher production volumes more than offset the unfavorable impact of lower average selling prices, as discussed above.

Gross margin and income from operations – Kronos’ income from operations increased by $6.2 million, from $26.0 million in the first quarter of 2014 to $32.2 million in the first quarter of 2015.  Income from operations as a percentage of net sales increased to 9% in the first quarter of 2015 from 6% in the same period of 2014.  This increase was driven by the increase in gross margin percentage, which increased to 21% for the first quarter of 2015 compared to 19% for the first quarter of 2014.  As discussed and quantified above, Kronos’ gross margin percentage increased primarily due to the net effect of lower manufacturing costs (primarily raw materials), higher production volumes, higher sales volumes and lower selling prices.  While Kronos’ gross margin percentage was higher in the first quarter of 2015 compared to the first quarter of 2014, its gross margin dollars were lower, as the favorable impact of higher sales and production volumes, lower manufacturing costs and the effect of changes in currency exchange rates was more than offset by the unfavorable impact of lower average selling prices.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $14 million in the first quarter of 2015 as compared to the same period in 2014, as discussed below.

Other non-operating income (expense) – Kronos’ interest expense increased $.6 million from $4.0 million in the first quarter of 2014 to $4.6 million in the first quarter of 2015 primarily due to higher average debt levels in the first quarter of 2015.  Kronos currently expects its interest expense for all of 2015 will be comparable to 2014, due to expected comparable annual average debt levels resulting from the term loan it issued in February 2014.

Income tax expense - Kronos recognized income tax expense of $9.4 million in the first quarter of 2015 compared to $7.9 million in the same period last year.  Kronos’ increase in income tax expense in the first quarter of 2015 is primarily due to increased earnings.  For interim financial reporting purposes, Kronos applies an effective tax rate methodology in determining the provision for income taxes.  Generally, Kronos expects the effective tax rate associated with its non-US earnings to be lower than its U.S. statutory rate of 35%.  The decrease in its effective tax rate in the first quarter of 2015 is primarily due to the relative impact of the domestic production tax credit and the non-US earnings, in each case as a percentage of the reported amount of its pre-tax income in the periods presented.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $738 million and $94 million for German corporate and trade tax purposes, respectively, at December 31, 2014) and in Belgium (the equivalent of $87 million for Belgian corporate tax purposes at December 31, 201).  At March 31, 2015, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) it has utilized a portion of such German carryforwards during the most recent three-year period and (iii) it currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if Kronos were to generate losses in its German and Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point it would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Effects of Currency Exchange Rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of its sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently its non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when its non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  Kronos periodically uses currency forward contracts to manage a portion of its currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts Kronos holds from time to time serves in part to mitigate the currency transaction gains or losses it would otherwise recognize from the first two items described above. Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates

three months ended March 31, 2015 vs. March 31, 2014

	Transaction gain/(loss) recognized			Translation gain - impact of rate changes	Total currency impact 2015 vs. 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(33)	$(33)
Income from operations	(3)	2	5	9	14

The $33 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian kroner in 2015 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $14 million increase in income from operations was comprised of the following:

•

approximately $5 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the euro, the Norwegian kroner and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by Kronos’ non-U.S. operations became equivalent to a greater amount of local currency in 2015 as compared to 2014, and

•

approximately $9 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian kroner, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014.  Overall, the strengthening of the U.S. dollar relative to the euro in 2015 did not have a significant translational impact on Kronos’ income from operations, as the reduction in net sales caused by such strengthening was substantially offset by the effect of its euro-denominated operating costs being translated into fewer U.S. dollars in 2015.

Outlook

During the first quarter of 2015 Kronos operated its production facilities at 93% of practical capacity.  While Kronos expects its production volumes to be higher in 2015 as compared to 2014, it expects to continue to operate below full production capacity in 2015, due principally to completing the implementation of certain productivity-enhancing capital improvement projects at certain facilities which will result in longer-than-normal maintenance shutdowns in some instances.  Assuming economic conditions do not deteriorate in the various regions of the world, Kronos expects its sales volumes to be higher in 2015 as compared to 2014.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 continuing into 2015.  Given the time lag between when such third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in Kronos’ cost of sales, its cost of sales per metric ton of TiO2 sold in the first quarter of 2015 was slightly lower than its cost of sales per metric ton of TiO2 sold in the first quarter of 2014 (excluding the effect of changes in currency exchange rates).  While Kronos expects its cost of sales per metric ton of TiO2 sold for the remainder of 2015 will be comparable to such per-metric ton cost in the first quarter of 2015, such per-metric ton cost for the remainder of 2015 is expected to continue to be slightly lower as compared to the same periods in 2014 (excluding the effect of changes in currency exchange rates).

Kronos started 2015 with selling prices 9% lower than the beginning of 2014, and prices declined by an additional 7% in the first quarter of 2015.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first quarter of 2015, Kronos continues to see evidence of improvement in demand for its TiO2 products in certain of its primary markets.  The extent to which Kronos will be able to achieve any price increases in the near term will depend on market conditions.

Overall, Kronos currently expects that income from operations in 2015 will be comparable to 2014, as the favorable effect of higher sales volumes and moderating raw material costs will be mostly offset by the effects of lower anticipated average selling prices (since its average selling prices at the beginning of 2015 were 9% lower than the beginning of 2014).

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely, and announcements have been made regarding the closure of certain facilities.  Given the lead time required for such production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

Net cash provided by operating activities was $.9 million in the first three months of 2015 compared to $.7 million in the first three months of 2014.  The $.2 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations attributable to CompX of $.4 million,
•	higher amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2015 of $.6 million, and
•	higher cash received for insurance recoveries in 2015 of $.8 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended March 31,
	2014	2015
	(in millions)
Net cash provided by (used in) operating activities:
CompX	$(2.3)	$(3.0)
NL Parent and wholly-owned subsidiaries	3.5	4.4
Eliminations	(.5)	(.5)
Total	$.7	$.9

Relative changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.  Overall, our March 31, 2015 days sales outstanding compared to December 31, 2014 is in line with our expectations. As shown below, our total average number of days in inventory relative to sales decreased from December 31, 2014 to March 31, 2015 primarily as a result of intentional 2014 fourth quarter inventory build up to prepare for first quarter 2015 sales. For comparative purposes, we have provided information for December 31, 2013 and March 31, 2014 below.

	December 31,	March 31,	December 31,	March 31,
	2013	2014	2014	2015
Days sales outstanding	35 days	45 days	32 days	40 days
Days in inventory	76 days	76 days	90 days	79 days

Investing and financing activities

In the first three months of 2015, we spent $.8 million in capital expenditures, substantially all of which related to CompX.  Cash flows from financing activities in the first three months of 2015 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At March 31, 2015, NL and CompX did not have any outstanding debt obligations.

Kronos’ North American and European revolvers and its term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at March 31, 2015.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities and credit facilities with affiliates and banks as further discussed below.  We generally use these amounts to fund capital expenditures (substantially all of which relate to CompX), pay ongoing environmental remediation and litigation costs and provide for the payment of dividends (if declared).

At March 31, 2015, we had aggregate cash, cash equivalents and restricted cash of $78.0 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(in millions)
CompX	$41.2
NL Parent and wholly-owned subsidiaries	36.8
Total	$78.0

In addition, at March 31, 2015 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $89.5 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at March 31, 2015 with an aggregate market value of $445.5 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2016).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At March 31, 2015, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any amounts from Valhi during the remainder of 2015 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2015 approximated $1.6 million.  CompX’s 2015 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2015, based on the number of shares of common stock of these affiliates we own as of March 31, 2015 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at March 31, 2015	Current Quarterly Dividend Rate	Annual Expected Dividend
	(in millions)		(in millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.1
Total expected annual dividends			$24.4

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

Off-balance sheet financing arrangements

Other than operating lease commitments discussed in our 2014 Annual Report, we are not party to any material off-balance sheet financing arrangements.

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2014 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described to our 2014 Annual Report, or in Note 13 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2014 Annual Report, and we refer you to Part I, Item 7A. –“Quantitative and Qualitative Disclosure about Market Risk” in our 2014 Annual Report. See also Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2015.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

Internal control over financial reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting which, as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 13 to our Condensed Consolidated Financial Statements and to our 2014 Annual Report for descriptions of certain legal proceedings.

ASARCO LLC v.  NL Industries, Inc., et al.  (United States District Court, Western District of Missouri, Case No.  4:11-cv-00138-DGK).  In March 2015, the 8th Circuit Court of Appeals denied Asarco’s request for an interlocutory appeal of the stay order.  The trial court’s indefinite stay thus remains in place.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  In April 2015, a class was certified consisting of parents or legal guardians of children who lived in certain “high risk” areas in Illinois between August 18, 1995 and February 19, 2008, and incurred an expense or liability for having their children’s blood lead levels tested.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2014 Annual Report.

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 7, 2015	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: May 7, 2015	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)