Form 10-Q
period 2015-06-30
NL INDUSTRIES INC
filed 2015-08-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

Number of shares of the Registrant’s common stock outstanding on July 31, 2015: 48,691,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2014	2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,560	$83,155
Restricted cash and cash equivalents	3,995	3,549
Accounts and other receivables, net	9,256	14,393
Inventories, net	16,863	16,118
Prepaid expenses and other	792	831
Deferred income taxes	4,567	4,567

Total current assets	108,033	122,613

Other assets:
Marketable securities	92,131	81,351
Investment in Kronos Worldwide, Inc.	237,719	167,941
Goodwill	27,156	27,156
Other assets, net	2,143	2,327
Deferred income taxes	20	20

Total other assets	359,169	278,795

Property and equipment:
Land	5,138	5,138
Buildings	21,176	21,297
Equipment	62,264	63,291
Construction in progress	909	1,478

	89,487	91,204
Less accumulated depreciation	55,931	57,600

Net property and equipment	33,556	33,604

Total assets	$500,758	$435,012

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2014	2015
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,115	$9,561
Accrued and other current liabilities	11,521	8,513
Accrued environmental remediation and related costs	6,984	7,064
Income taxes	7	8

Total current liabilities	24,627	25,146

Noncurrent liabilities:
Accrued pension cost	12,242	11,521
Accrued postretirement benefits (OPEB) costs	3,341	3,150
Accrued environmental remediation and related costs	103,031	104,944
Deferred income taxes	87,725	61,015
Other	18,342	13,694

Total noncurrent liabilities	224,681	194,324

Equity:
NL stockholders' equity:
Common stock	6,085	6,086
Additional paid-in capital	300,388	300,543
Retained earnings	112,588	93,363
Accumulated other comprehensive loss	(182,039)	(199,406)

Total NL stockholders' equity	237,022	200,586

Noncontrolling interest in subsidiary	14,428	14,956

Total equity	251,450	215,542

Total liabilities and equity	$500,758	$435,012

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)		(unaudited)

Net sales	$26,848	$28,918	$52,629	$56,808
Cost of sales	18,235	19,758	36,267	39,082

Gross margin	8,613	9,160	16,362	17,726

Selling, general and administrative expense	4,701	4,854	9,162	9,719
Other operating income (expense):
Insurance recoveries	411	233	1,198	3,367
Other income	-	17	131	17
Corporate expense	(9,008)	(5,656)	(13,278)	(9,487)

Income (loss) from operations	(4,685)	(1,100)	(4,749)	1,904

Equity in earnings (losses) of Kronos Worldwide, Inc.	10,069	(48,589)	14,412	(42,984)
Other income - interest and dividend income	297	282	1,022	584

Income (loss) before income taxes	5,681	(49,407)	10,685	(40,496)

Income tax expense (benefit)	(125)	(20,507)	845	(21,953)

Net income (loss)	5,806	(28,900)	9,840	(18,543)
Noncontrolling interest in net income of subsidiary	334	367	613	682

Net income (loss) attributable to NL stockholders	$5,472	$(29,267)	$9,227	$(19,225)

Amounts attributable to NL stockholders:

Basic and diluted net income per share	$.11	$(.60)	$.19	$(.39)

Weighted average shares used in the calculation of net income per share	48,678	48,687	48,676	48,685

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)		(unaudited)

Net income (loss)	$5,806	$(28,900)	$9,840	$(18,543)

Other comprehensive income (loss), net of tax:
Marketable securities	(22,933)	(5,358)	(106,864)	(7,144)
Currency translation	(860)	1,188	(1,374)	(11,771)
Defined benefit pension plans	518	1,087	1,055	1,821
Other postretirement benefit plans	(156)	(137)	(313)	(273)

Total other comprehensive loss, net	(23,431)	(3,220)	(107,496)	(17,367)

Comprehensive loss	(17,625)	(32,120)	(97,656)	(35,910)
Comprehensive income attributable to noncontrolling interest	334	367	613	682

Comprehensive loss attributable to NL stockholders	$(17,959)	$(32,487)	$(98,269)	$(36,592)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2015

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
	(unaudited)

Balance at December 31, 2014	$6,085	$300,388	$112,588	$(182,039)	$14,428	$251,450

Net income (loss)	-	-	(19,225)	-	682	(18,543)
Other comprehensive loss, net of tax	-	-	-	(17,367)	-	(17,367)
Issuance of NL common stock	1	65	-	-	-	66
Dividends	-	-	-	-	(164)	(164)
Other, net	-	90	-	-	10	100

Balance at June 30, 2015	$6,086	$300,543	$93,363	$(199,406)	$14,956	$215,542

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2014	2015
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$9,840	$(18,543)
Depreciation and amortization	1,777	1,802
Deferred income taxes	(45)	(17,372)
Equity in losses (earnings) of Kronos Worldwide, Inc.	(14,412)	42,984
Dividends received from Kronos Worldwide, Inc.	10,566	10,566
Cash funding of benefit plans in excess of net benefit plan expense	(335)	(757)
Other, net	375	280
Change in assets and liabilities:
Accounts and other receivables, net	(2,381)	(4,220)
Inventories, net	(2,784)	632
Prepaid expenses and other	215	(41)
Accounts payable and accrued liabilities	(179)	1,618
Income taxes	(4)	(5)
Accounts with affiliates	764	(1,516)
Accrued environmental remediation and related costs	4,595	1,993
Other noncurrent assets and liabilities, net	(1,079)	(4,672)

Net cash provided by operating activities	6,913	12,749

Cash flows from investing activities:
Capital expenditures	(1,655)	(1,994)
Change in restricted cash equivalents, net	240	-
Proceeds from the sale of marketable securities	-	255
Purchase of marketable securities	-	(251)

Net cash used in investing activities	(1,415)	(1,990)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six months ended
	June 30,
	2014	2015
	(unaudited)

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	$(164)	$(164)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	5,334	10,595
Cash and cash equivalents at beginning of period	52,609	72,560

Cash and cash equivalents at end of period	$57,943	$83,155

Supplemental disclosures:
Cash paid for:
Income taxes, net	$187	$1,585

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2015, Valhi, Inc.  (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly, daughters of Harold C. Simmons, and their children (for which Ms. Lisa Simmons and Ms. Connelly are co-trustees) or is held directly by Ms. Lisa Simmons and Ms. Connelly or persons or entities related to them, including their step-mother Annette C. Simmons, the widow of Mr. Simmons.  Under a voting agreement entered into by all of the voting stockholders of Contran, effective in February 2014 and as amended, the size of the board of directors of Contran was fixed at five members, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons (and in the event of their death, their heirs) each has the right to designate one of the five members of the Contran board and the remaining two members of the Contran board must consist of members of Contran management. Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons each serve as members of the Contran board.  The voting agreement expires in February 2017 (unless Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons otherwise unanimously agree), and the ability of Ms. Lisa Simmons, Ms. Connelly, and Ms. Annette Simmons to each designate one member of the Contran board is dependent upon each of their continued beneficial ownership of at least 5% of the combined voting stock of Contran.  Consequently, Ms. Lisa Simmons, Ms. Connelly and Ms. Annette Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on March 12, 2015 (the 2014 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholders’ Equity at December 31, 2014 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2014) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2015 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2014 Consolidated Financial Statements contained in our 2014 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	June 30,
	2014	2015
	(In thousands)
Trade receivables - CompX	$8,825	$13,174
Income taxes receivable from Valhi	-	933
Accrued insurance recoveries	346	286
Other receivables	163	101
Allowance for doubtful accounts	(78)	(101)

Total	$9,256	$14,393

Accrued insurance recoveries are discussed in Note 13.

Note 3 – Inventories, net:

	December 31,	June 30,
	2014	2015
	(In thousands)
Raw materials	$3,393	$3,468
Work in process	10,271	10,323
Finished products	3,199	2,327

Total	$16,863	$16,118

Note 4 – Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gain
		(In thousands)
December 31, 2014
Valhi common stock	1	$92,131	$24,347	$67,784

June 30, 2015
Valhi common stock	1	$81,351	$24,347	$57,004

At December 31, 2014 and June 30, 2015, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi.  See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2014 and June 30, 2015, the quoted per share market price of Valhi common stock was $6.41 and $5.66, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2014 and June 30, 2015, we owned approximately 35.2 million shares of Kronos common stock.  At June 30, 2015, the quoted market price of Kronos’ common stock was $10.96 per share, or an aggregate market value of $386.0 million.  At December 31, 2014, the quoted market price was $13.02 per share, or an aggregate market value of $458.6 million.

The change in the carrying value of our investment in Kronos during the first six months of 2015 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$237.7
Equity in losses of Kronos	(43.0)
Dividends received from Kronos	(10.6)
Equity in Kronos' other comprehensive income:
Marketable securities	(.2)
Currency translation	(18.1)
Defined benefit pension plans	2.1

Balance at the end of the period	$167.9

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2014	2015
	(In millions)
Current assets	$886.2	$820.4
Property and equipment, net	479.7	440.7
Investment in TiO2 joint venture	89.0	84.4
Other noncurrent assets	187.6	22.4

Total assets	$1,642.5	$1,367.9

Current liabilities	$237.9	$212.1
Long-term debt	344.7	343.9
Accrued pension and postretirement benefits	245.2	222.2
Other noncurrent liabilities	33.6	38.1
Stockholders' equity	781.1	551.6

Total liabilities and stockholders' equity	$1,642.5	$1,367.9

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2015	2014	2015
	(In millions)
Net sales	$443.5	$360.2	$863.6	$725.3
Cost of sales	349.7	313.7	689.3	601.4
Income (loss) from operations	44.3	(10.4)	70.3	21.8
Income tax expense	6.8	145.1	14.7	154.5
Net income (loss)	33.1	(159.8)	47.4	(141.4)

Note 6 – Other noncurrent assets, net:

	December 31,	June 30,
	2014	2015
	(In thousands)
Restricted cash	$1,420	$1,420
Assets held for sale	590	590
Other	133	317

Total	$2,143	$2,327

Note 7 – Accrued and other current liabilities:

	December 31,	June 30,
	2014	2015
	(In thousands)
Employee benefits	$8,278	$6,147
Professional fees	951	579
Payables to affiliates	659	76
Other	1,633	1,711

Total	$11,521	$8,513

Note 8 – Other noncurrent liabilities:

	December 31,	June 30,
	2014	2015
	(In thousands)
Reserve for uncertain tax positions	$16,832	$12,186
Insurance claims and expenses	589	619
Other	921	889

Total	$18,342	$13,694

Our reserve for uncertain tax positions is discussed in Note 11.

Note 9 – Long-term debt:

During the first six months of 2015, we had no borrowings under our promissory note with Valhi, and at June 30, 2015, the full $40 million was available for borrowing under this facility.  The amount of any such loan Valhi would make to us is at Valhi’s discretion.

Note 10 – Other comprehensive income (loss):

Changes in accumulated other comprehensive loss attributable to NL stockholders are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2015	2014	2015
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$70,238	$45,326	$154,169	$47,112
Other comprehensive loss -
unrealized losses arising during the year	(22,933)	(5,358)	(106,864)	(7,144)

Balance at end of period	$47,305	$39,968	$47,305	$39,968

Currency translation:
Balance at beginning of period	$(134,330)	$(167,132)	$(133,816)	$(154,173)
Other comprehensive income (loss)	(860)	1,188	(1,374)	(11,771)

Balance at end of period	$(135,190)	$(165,944)	$(135,190)	$(165,944)

Defined benefit pension plans:
Balance at beginning of period	$(56,107)	$(74,526)	$(56,644)	$(75,260)
Other comprehensive income -
amortization of net losses
included in net periodic pension cost	518	1,087	1,055	1,821

Balance at end of period	$(55,589)	$(73,439)	$(55,589)	$(73,439)

OPEB plans:
Balance at beginning of period	$1,118	$146	$1,275	$282
Other comprehensive loss -
amortization of prior service credit and net gains
included in net periodic OPEB cost	(156)	(137)	(313)	(273)

Balance at end of period	$962	$9	$962	$9

Total accumulated other comprehensive loss:
Balance at beginning of period	$(119,081)	$(196,186)	$(35,016)	$(182,039)
Other comprehensive loss	(23,431)	(3,220)	(107,496)	(17,367)

Balance at end of period	$(142,512)	$(199,406)	$(142,512)	$(199,406)

See Note 12 for amounts related to our defined benefit pension plans and OPEB plans.

Note 11 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2015	2014	2015
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$1.9	$(17.3)	$3.7	$(14.2)
Rate differences on equity in earnings (losses) of Kronos	(2.3)	(3.2)	(3.3)	(4.7)
Adjustment to the reserve for uncertain tax positions, net	-	-	-	(3.0)
Nontaxable income	-	(.1)	(.3)	(.2)
U.S. state income taxes and other, net	.3	-	.7	.1

Total	$(.1)	$(20.6)	$.8	$(22.0)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2015	2014	2015
	(In millions)
Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(.1)	$(20.6)	$.8	$(22.0)
Other comprehensive income (loss):
Marketable securities	(12.4)	(2.8)	(57.5)	(3.8)
Currency translation	(.4)	.7	(.7)	(6.3)
Pension plans	.3	.6	.6	1.0
OPEB plans	(.1)	(.1)	(.2)	(.2)

Total	$(12.7)	$(22.2)	$(57.0)	$(31.3)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos represents the benefit associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

Kronos has substantial net operating losses in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined that such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax expense of $150.3 million in the second quarter of 2015 as a valuation allowance against Kronos’ net deferred income tax assets in such jurisdictions. The rate difference related to our equity in losses of Kronos in the second quarter and first six months of 2015 includes our equity in such non-cash deferred income tax expense recognized by Kronos.

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

Note 12 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2015	2014	2015
	(In thousands)
Interest cost	$644	$635	$1,272	$1,204
Expected return on plan assets	(856)	(875)	(1,708)	(1,676)
Recognized actuarial losses	222	350	454	676

Total	$10	$110	$18	$204

Postretirement benefits – The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2015	2014	2015
	(In thousands)
Interest cost	$28	$27	$57	$54
Amortization of prior service credit	(161)	(156)	(322)	(311)
Recognized actuarial gain	(44)	(26)	(88)	(51)

Total	$(177)	$(155)	$(353)	$(308)

Contributions – We currently expect our 2015 contributions to our defined benefit pension plans and other postretirement plans to be approximately $1.3 million.

Note 13 – Commitments and contingencies:

General

We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our current and former businesses.  At least quarterly our management discusses and evaluates the status of any pending litigation or claim to which we are a party or which has been asserted against us. The factors considered in such evaluation include, among other things, the nature of such pending cases and claim, the status of such pending cases and claims, the advice of legal counsel and our experience in similar cases and claims (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2014 and June 30, 2015, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2015 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$110,015
Additions charged to expense, net	2,573
Payments, net	(580)

Balance at the end of the period	$112,008

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$7,064
Noncurrent liability	104,944

Balance at the end of the period	$112,008

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At June 30, 2015, we had accrued approximately $112 million related to approximately 46 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $165 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At June 30, 2015, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 166 of these types of cases pending, involving a total of approximately 712 plaintiffs. In addition, the claims of approximately 8,692 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state court.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.

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

Note 14 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2014 and June 30, 2015:

	December 31, 2014		June 30, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash, cash equivalents and restricted cash	$77,975	$77,975	$88,124	$88,124
Noncontrolling interest in CompX common stock	14,428	19,936	14,956	19,524
NL stockholders' equity	237,022	418,673	200,586	360,807

The fair value of our noncontrolling interest in CompX and NL stockholder’s equity is based upon quoted market prices at each balance sheet date, which represent Level 1.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 15 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard is currently effective for us beginning with the first quarter of 2017.  However, the FASB has voted to issue an ASU that would defer the required adoption date by one year, and assuming such ASU is issued by the FASB, the new standard would be effective for us beginning in the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the standard will have on our Consolidated Financial Statements.  In addition, we have not yet determined the method we will use to adopt the standard.

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

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber-attacks)
•	Decisions to sell operating assets other than in the ordinary course of business
•	Kronos’ ability to renew or refinance debt
•	Our ability to maintain sufficient liquidity
•	The timing and amounts of insurance recoveries
•	The extent to which our subsidiaries or affiliates were to become unable to pay us dividends
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	Uncertainties associated with CompX’s development of new product features
•

Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may not presently have been recognized under the more-likely-than-not recognition criteria

•

Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation at sites related to our former operations)

•

Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products)

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

Results of operations

Net income (loss) overview

Quarter ended June 30, 2015 compared to the quarter ended June 30, 2014

Our net loss attributable to NL stockholders was $29.2 million, or $.60 per share, in the second quarter of 2015 compared to net income attributable to NL stockholders of $5.5 million, or $.11 per share, in the second quarter of 2014.  As more fully described below, the decrease in our earnings per share from 2014 to 2015 is primarily due to:

•	equity in losses from Kronos in 2015 compared to equity in earnings from Kronos in 2014,
•	higher income from operations attributable to CompX in 2015 of $.4 million, and
•	lower environmental remediation and related costs of $3.1 million in 2015.

Our 2015 net loss attributable to NL stockholders includes the following:

•

loss of $.61 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ recognition of a deferred income tax asset valuation allowance related to its German and Belgian operations, and

•	loss of $.07 per share, net of income taxes, included in our equity in losses of Kronos related to certain workforce reduction charges recognized by Kronos.

Our 2014 net income attributable to NL stockholders includes:

•	income of $.01 per share, net of income taxes, related to insurance recoveries we recognized, and
•	income of $.02 per share, net of income taxes, included in our equity in earnings of Kronos related to a net reduction of Kronos’ reserve for uncertain tax positions.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Our net loss attributable to NL stockholders was $19.2 million or $.39 per share in the first six months of 2015 compared to net income attributable to NL stockholders of $9.2 million or $.19 per share, in the first six months of 2014.

As more fully described below, the decrease in our earnings per share from 2014 to 2015 is primarily related to:

•	equity in losses from Kronos in 2015 compared to equity in earnings from Kronos in 2014,
•	higher income from operations attributable to CompX of $.8 million,
•	lower environmental remediation and related costs of $3.2 million in 2015,
•	a first quarter non-cash income tax benefit in 2015 related to a net reduction in our reserve for uncertain tax positions of $3.0 million, and
•	higher insurance recoveries in 2015 of $2.2 million primarily related to an insurance recovery settlement for certain past lead pigment litigation defense costs.

Our 2015 net loss attributable to NL stockholders includes:

•

loss of $.61 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ recognition of a deferred income tax asset valuation allowance related to its German and Belgian operations,

•	loss of $.07 per share, net of income taxes, included in our equity in losses of Kronos related to certain workforce reduction charges recognized by Kronos,
•	income of $.06 per share related to a net reduction of our reserve for uncertain tax positions, and
•	income of $.04 per share, net of income taxes, related to insurance recoveries we recognized.

Our 2014 net income attributable to NL stockholders includes:

•	income of $.02 per share, net of income taxes, related to insurance recoveries we recognized, and
•	income of $.02 per share, net of income taxes, included in our equity in earnings of Kronos related to a net reduction of Kronos’ reserve for uncertain tax positions.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2014	2015	Change	2014	2015	Change
	(In millions)			(In millions)
CompX	$3.9	$4.3	10%	$7.2	$8.0	11%
Insurance recoveries	.4	.3	(25)	1.2	3.4	183
Other income, net	-	-	-	.1	-	n.m.
Corporate expense	(9.0)	(5.7)	(37)	(13.3)	(9.5)	(29)
Income (loss) from operations	$(4.7)	$(1.1)	77	$(4.8)	$1.9	140

____________________________________

n.m. – not meaningful

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2014	2015	Change	2014	2015	Change
	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$10.1	$(48.6)	(581)%	$14.4	$(43.0)	(399)%
Interest and dividend income	.3	.3	-	1.0	.6	(40)

CompX International Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2014	2015	Change	2014	2015	Change
	(In thousands)			(In thousands)
Net sales	$26,848	$28,918	8%	$52,629	$56,808	8%
Cost of sales	18,235	19,758	8	36,267	39,082	8
Gross margin	8,613	9,160	6	16,362	17,726	8
Operating costs and expenses	4,701	4,854	3	9,162	9,719	6
Income from operations	$3,912	$4,306	10	$7,200	$8,007	11

Percentage of net sales:
Cost of sales	68%	68%		69%	69%
Gross margin	32	32		31	31
Operating costs and expenses	18	17		17	17
Income from operations	15	15		14	14

Net sales – Net sales increased $2.1 million in the second quarter of 2015 and $4.2 million in the first six months of 2015 compared to the respective periods in 2014, led by strong demand within CompX’s Security Products business for existing government customers.  Increased sales of security products to the office equipment and institutional furniture markets also contributed, to a lesser extent, to the increase in sales for the six-month period.  Sales from CompX’s Marine Components business also contributed to the increase for the six-month period primarily as a result of improved demand for products sold to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales as a percentage of net sales increased less than 1% in the second quarter of 2015 compared to the same period in 2014.  As a result, gross margin as a percentage of net sales decreased over the same period.  The decrease in gross margin percentage for the second quarter is the result of lower variable margins due to relative changes in customer and product mix within CompX’s Security Products business.  As a percentage of net sales, cost of sales and resulting gross margin for the first six months of 2015 is comparable to the same period in 2014 as first quarter improvement in manufacturing efficiencies and increased leverage of fixed manufacturing costs over increased production volumes attributable to CompX’s Marine Components business was offset by lower second quarter variable margins within CompX’s Security Products business discussed above.  Gross margin dollars increased for both comparative periods due to sales growth in CompX’s Security Products business, and sales growth in CompX’s Marine Components business also positively impacted the gross margin dollars comparison in the year-to-date period.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on property, plant and equipment.  Operating costs and expenses were comparable for the second quarter of 2015 compared to the same period in 2014.  Operating costs and expenses increased for the first six months of 2015 compared to the same period of 2014 primarily due to increased administrative personnel costs to support the growth in volume for CompX’s Security Products business.

Income from operations – As a percentage of net sales, income from operations increased slightly for the second quarter and first six months of 2015 compared to the same periods in 2014.  These increases were primarily the result of the factors impacting gross margin and operating costs and expenses mentioned above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended June 30,		%	Six months ended June 30,		%
	2014	2015	Change	2014	2015	Change
	(In thousands)			(In thousands)
Net sales:
Security Products	$23,045	$25,059	9%	$46,009	$49,716	8%
Marine Components	3,803	3,859	1	6,620	7,092	7
Total net sales	$26,848	$28,918	8	$52,629	$56,808	8

Gross margin:
Security Products	$7,573	$8,053	6	$14,827	$15,823	7
Marine Components	1,040	1,107	6	1,535	1,903	24
Total gross margin	$8,613	$9,160	6	$16,362	$17,726	8

Income from operations:
Security Products	$4,842	$5,254	9	$9,542	$10,200	7
Marine Components	521	606	16	505	866	71
Corporate operating expenses	(1,451)	(1,554)	7	(2,847)	(3,059)	7
Total income from operations	$3,912	$4,306	10	$7,200	$8,007	11

Gross margin:
Security Products	33%	32%		32%	32%
Marine Components	27	29		23	27
Total gross margin	32	32		31	31
Income from operations margin:
Security Products	21%	21%		21%	21%
Marine Components	14	16		8	12
Total income from operations margin	15	15		14	14

__________________________________

  n.m. – not meaningful

Security Products – Security Products net sales increased 9% in the second quarter and 8% in the first six months of 2015 compared to the same periods last year.  The increase in net sales is primarily due to increases in sales to existing government customers of $2.0 million and $3.2 million in the second quarter and year-to-date periods, respectively, as well as increased sales to existing office equipment and institutional furniture customers of approximately $.5 million in the year-to-date period.

Gross margin as a percentage of sales for the second quarter and the first six months of 2015 decreased compared to the same periods in 2014 primarily due to relative changes in customer and product mix, resulting in lower variable margins, partially offset by increased coverage of fixed costs as a result of higher sales volumes.  Operating costs and expenses in the second quarter of 2015 were comparable to the second quarter of 2014.  For the first six months of 2015, operating costs and expenses increased approximately $.3 million primarily due to increased administrative personnel and benefits costs.  Income from operations as a percentage of net sales in the second quarter and first six months of 2015 was comparable to the same periods in 2014 as a result of the factors impacting gross margin above offset by increased coverage of operating costs and expenses as a result of higher 2015 production volumes.

Marine Components – Marine Components net sales increased 1% and 7% in the second quarter and first six months of 2015, respectively, as compared to the same periods last year. The increase in sales is primarily due to improved demand for products sold to the waterski/wakeboard boat market.  Gross margin and income from operations as a percentage of sales improved for the second quarter and first six months of 2015 compared to the same periods in 2014 due to improved manufacturing efficiencies and increased leverage of fixed costs as a result of higher production volumes.

Outlook – Sales have been very strong for the first half of 2015, with the growth over 2014 primarily attributable to requirements for certain government security applications. While demand has improved over prior year in certain other markets, including office equipment and marine components, we have not experienced broad-based demand increases in other markets or from our small business customers. We continue to experience the benefits of diversification in our product offerings and ongoing innovation to serve new markets. We anticipate continued strong demand for our products throughout 2015, though security product demand for government security applications may decrease in the second half of the year.

As in prior periods, we continue to monitor general economic conditions and sales order rates and we will respond to fluctuations in customer demand through continuous evaluation in staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

General corporate and other items

Insurance recoveries – We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.  Substantially all of the $3.4 million insurance recoveries we recognized in the first six months of 2015 relate to a first quarter settlement we reached with one of our insurance carriers in which they agreed to reimburse us for a portion of our past litigation defense costs.

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

Corporate expense – Corporate expenses were $5.7 million in the second quarter of 2015, $3.3 million lower than in the second quarter of 2014 primarily due to lower environmental remediation and related costs in 2015.  Included in corporate expense in the second quarter of 2014 and 2015 are:

•	environmental remediation and related costs of $2.5 million in 2015 compared to $5.6 million in 2014, and
•	litigation and related costs of $1.0 million in 2015 compared to $1.3 million in 2014.

Corporate expenses were $9.5 million in the first six months of 2015, $3.8 million lower than in the first six months of 2014 primarily due to lower environmental remediation and related costs in 2015.  Included in corporate expense in the first six months of 2014 and 2015 are:

•	environmental remediation and related costs of $2.6 million in 2015 compared to $5.8 million in 2014, and
•	litigation and related costs of $2.8 million in 2015 compared to $3.4 million in 2014.

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

Income tax expense – We recognized an income tax benefit of $20.6 million in the second quarter of 2015 compared to an income tax benefit of $.1 million in the second quarter of 2014 and an income tax benefit of $22.0 million in the first six months of 2015 compared to an income tax expense of $.8 million in the first six months of 2014.  Our income tax benefit in the first six months of 2015 includes a first quarter non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos and recognize equity in earnings of Kronos (such as in 2014).  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos and recognize equity in losses of Kronos (such as in 2015).

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos, was 12.3% in the first six months of 2014. Kronos has substantial net operating losses in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined that such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax expense of $150.3 million in the second quarter of 2015 as a valuation allowance against Kronos’ net deferred income tax assets in such jurisdictions.  Our equity in losses of Kronos in the second quarter and first six months of 2015 includes our equity in such non-cash deferred income tax expense recognized by Kronos, and is a significant reason why our effective tax rate attributable to our equity in losses of Kronos, including the effect of the non-taxable dividends we received from Kronos, was 45.9% in the first six months of 2015.  See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2015 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the second quarter and year-to-date periods of 2014 and 2015.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2014	2015	Change	2014	2015	Change
	(In millions)			(In millions)
Net sales	$443.5	$360.2	(19)%	$863.6	$725.3	(16)%
Cost of sales	349.7	313.7	(10)%	689.3	601.4	(13)%
Gross margin	$93.8	$46.5		$174.3	$123.9

Income (loss) from operations	$44.3	$(10.4)	(123)%	$70.3	$21.8	(69)%
Other, net	.3	.1		.5	.3
Interest expense	(4.7)	(4.4)		(8.7)	(9.0)
Income (loss) before income taxes	39.9	(14.7)		62.1	13.1
Income tax expense	6.8	145.1		14.7	154.5
Net income (loss)	$33.1	$(159.8)		$47.4	$(141.4)

Percentage of net sales:
Cost of sales	79%	87%		80%	83%
Income (loss) from operations	10%	(3)%		8%	3%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$10.1	$(48.6)		$14.4	$(43.0)

TiO2 operating statistics:
Sales volumes*	133	139	5%	255	270	6%
Production volumes*	134	140	4%	254	265	4%

Change in TiO2 net sales:
TiO2 product pricing			(13)%			(12)%
TiO2 sales volumes			5%			6%
TiO2 product mix			(1)%			(1)%
Changes in currency exchange rates			(10)%			(9)%
Total			(19)%			(16)%

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of third-party feedstock ore.

Current industry conditions – Due to competitive pressures, Kronos’ average selling prices decreased throughout 2014 and the first six months of 2015.  Kronos’ average selling prices at the end of the second quarter of 2015 were 3% lower than at the end of the first quarter of 2015, and 10% lower than at the end of 2014, with lower prices in all major markets.  Kronos’ average selling prices in 2015 were also impacted by a higher percentage of sales to lower-priced export markets in 2015 compared to 2014.  Kronos experienced higher sales volumes in European and export markets in the second quarter and first half of 2015 as compared to the second quarter and first half of 2014, partially offset by slightly lower volumes in North American markets in 2015 as compared to the same periods of 2014.

Kronos operated its production facilities at overall average capacity utilization rates of 97% in the first six months of 2015 (approximately 93% of practical capacity in the first quarter and at practical capacity in the second quarter) compared to approximately 93% in the first six months of 2014 (90% and 97% in the first and second quarters of 2014, respectively).  Kronos’ production capacity utilization rates in the first quarter of 2014 were impacted by a union labor lockout at its Canadian production facility that ended in December 2013, as restart of production at the facility did not begin until February 2014.  Kronos’ production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Kronos continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 and into the first half of 2015.  Given the time lag between when such third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in Kronos’ cost of sales, its cost of sales per metric ton of TiO2 sold declined throughout 2014 and into the first half of 2015.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2015 was slightly lower than its cost of sales per metric ton of TiO2 sold in the first half of 2014 (excluding the effect of changes in currency exchange rates).

In the second quarter of 2015, Kronos initiated a restructuring plan designed to improve its long-term cost structure.  A portion of such expected cost savings are planned to occur through workforce reductions.  During the second quarter of 2015, Kronos implemented certain voluntary and involuntary workforce reductions at certain of its facilities impacting approximately 110 individuals.  Kronos recognized an aggregate $21.1 million charge in the second quarter of 2015 for such workforce reductions it had implemented through that date, $10.7 million of which is classified as part of cost of sales and $10.4 million of which is classified in selling, general and administrative expense.

Net sales – Kronos’ net sales in the second quarter of 2015 decreased 19%, or $83.3 million, compared to the second quarter of 2014 primarily due to the net effect of a 13% decrease in average TiO2 selling prices (which decreased net sales by approximately $58 million) and a 5% increase in sales volumes (which increased net sales by approximately $22 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 5% in the second quarter of 2015 as compared to the second quarter of 2014 due to higher sales in certain export and European markets, partially offset by slightly lower sales in North American markets.  Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $44 million as compared to the second quarter of 2014.

Kronos’ net sales in the six months ended June 30, 2015 decreased 16%, or $138.3 million, compared to the six months ended June 30, 2014 primarily due to the net effect of a 12% decrease in average TiO2 selling prices (which decreased net sales by approximately $104 million) and a 6% increase in sales volumes (which increased net sales by approximately $52 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 6% in the first six months of 2015 as compared to the first six months of 2014 primarily due to higher sales in certain export and European markets, partially offset by slightly lower sales in North American markets.  Kronos estimates that changes in currency exchange rates decreased its net sales by approximately $77 million as compared to the first six months of 2014.

Cost of sales – Cost of sales decreased $36.0 million or 10% in the second quarter of 2015 compared to 2014 due to the net impact of lower raw materials and other production costs of approximately $8 million (primarily caused by lower third-party feedstock ore costs), a 5% increase in sales volumes, a 4% increase in TiO2 production volumes and currency fluctuations (primarily the euro). In addition, cost of sales in 2015 includes approximately $10.7 million of severance costs related to the workforce reduction plan discussed above.   Kronos’ cost of sales as a percentage of net sales increased to 87% in the second quarter of 2015 compared to 79% in the same period of 2014, as the unfavorable impact of lower average selling prices and the workforce reduction charge more than offset the favorable effects of lower raw material costs and efficiencies related to higher production volumes, as discussed above.

Cost of sales decreased $87.9 million or 13% in the six months ended June 30, 2015 compared to the same period in 2014 primarily due to the net impact of lower raw materials and other production costs of approximately $29 million (primarily caused by lower third-party feedstock ore costs), a 4% increase in TiO2 production volumes, a

6% increase in sales volumes and currency fluctuations (primarily the euro).  In addition, cost of sales in 2015 includes approximately $10.7 million of severance costs related to the restructuring plan discussed above.

Kronos’ cost of sales as a percentage of net sales increased to 83% in the first six months of 2015 compared to 80% in the same period of 2014, as the unfavorable impact of lower average selling prices and the workforce reduction charge more than offset the favorable effects of lower raw material costs and efficiencies related to higher production volumes, as discussed above.

Gross margin and income (loss) from operations – Kronos’ income from operations decreased by $54.7 million, from income of $44.3 million in the second quarter of 2014 to a loss from operations of $10.4 million in the second quarter of 2015.  Income (loss) from operations as a percentage of net sales decreased to (3)% in the second quarter of 2015 from 10% in the same period of 2014.  This decrease was driven by the decline in gross margin percentage, which decreased to 13% for the second quarter of 2015 compared to 21% for the second quarter of 2014, as well as the negative impact of the workforce reduction charge classified as part of other operating expense ($10.4 million).  As discussed and quantified above, Kronos’ gross margin percentage decreased primarily due to the net effect of lower selling prices, workforce reduction costs classified as part of cost of sales ($10.7 million), lower manufacturing costs (primarily raw materials), higher production volumes and higher sales volumes.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $11 million in the second quarter of 2015 as compared to the same period in 2014, as discussed below.

Kronos’ income from operations decreased by $48.5 million, from $70.3 million in the first six months of 2014 to $21.8 million in the first six months of 2015.  Income from operations as a percentage of net sales decreased to 3% in the first six months of 2015 from 8% in the same period of 2014.  This decrease was driven by the decline in gross margin, which decreased to 17% for the first six months of 2015 compared to 20% for the first six months of 2014, as well as the negative impact of the workforce reduction charge classified as part of other operating expense ($10.4 million).  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the net effect of lower selling prices, workforce reduction costs classified as part of cost of sales ($10.7 million), lower manufacturing costs (primarily raw materials), higher production volumes, and higher sales volumes.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $25 million in the first six months of 2015 as compared to the same period in 2014.

Other non-operating income (expense) – Kronos’ interest expense decreased $.3 million from $4.7 million in the second quarter of 2014 to $4.4 million in the second quarter of 2015 primarily due to lower average interest rate on outstanding indebtedness due to the second quarter 2015 modification of its term loan agreement which reduced the interest rate on the outstanding principal amount by 75 basis points. Kronos currently expects its interest expense for all of 2015 will be slightly lower than 2014, primarily due to lower expected average interest rates on outstanding indebtedness resulting from such second quarter 2015 modification.

Kronos’ interest expense increased $.3 million from $8.7 million in the six months ended June 30, 2014 to $9.0 million in the six months ended June 30, 2015 primarily due to higher average debt levels mostly offset by lower average interest rates in 2015.

Income tax expense – As previously disclosed, Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $738 million and $94 million for German corporate and trade tax purposes, respectively, at December 31, 2014) and in Belgium (the equivalent of $87 million for Belgian corporate tax purposes at December 31, 2014), both of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets recognized with respect to these two jurisdictions, primarily related to these NOL carryforwards.  Prior to June 30, 2015, and using all available evidence, Kronos had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) Kronos utilized a portion of such carryforwards during the most recent three-year period, and (iii) Kronos expects to utilize the remainder of the carryforwards over the long term.  Kronos had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  Given the trend of Kronos’ operating results over the last few quarters, Kronos does not presently have sufficient positive evidence to overcome the significant negative evidence of having twelve consecutive quarters of cumulative losses in both its German and Belgian jurisdictions at June 30, 2015.  Accordingly, at June 30, 2015, Kronos has concluded that it is now required to recognize a non-cash  deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets. Such valuation allowance aggregates $150.3 million at June 30, 2015.   Kronos continues to believe it will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, Kronos’ ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of twelve consecutive quarters with cumulative profits, and the ability to demonstrate future profitability for a sustainable period.  Until such time as Kronos is able to reverse the valuation allowance in full, to the extent it generates income in Germany or Belgium in the intervening periods, Kronos’ effective income tax rate may be impacted by the existence of such valuation allowance, because such income will effectively be recognized without any associated net income tax expense, as Kronos would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact its ability to reverse the valuation allowance in full.

Kronos recognized an income tax expense of $145.1 million in the second quarter of 2015 compared to income tax expense of $6.8 million in the same period last year.  As discussed above, Kronos’ income tax expense in the second quarter of 2015 includes a non-cash deferred income tax expense of $150.3 million related to the recognition of a deferred income tax asset valuation allowance for its German and Belgian operations.  In the second quarter of 2014, Kronos’ income tax expense was favorably impacted by an aggregate non-cash income tax benefit of $5.7 million related to a net reduction in its reserve for uncertain tax positions.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations is generally lower than the income tax rates applicable to Kronos’ U.S. operations.

Kronos recognized income tax expense of $154.5 million in the first six months of 2015 compared to income tax expense of $14.7 million in the same period last year.  As discussed above, Kronos’ income tax expense in the first six months of 2015 includes a second quarter non-cash deferred income tax expense of $150.3 million related to the recognition of a deferred income tax asset valuation allowance for its German and Belgian operations.  In the first six months of 2014, Kronos’ income tax expense was favorably impacted by an aggregate non-cash income tax benefit of $5.5 million related to a net reduction in its reserve for uncertain tax positions (mostly recognized in the second quarter).  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations are generally lower than the income tax rates applicable to Kronos’ U.S. operations.  Excluding the impact of the net reduction in Kronos’ reserve for uncertain tax positions in the first six months of 2014, its effective tax rate in such period was lower than the U.S. federal statutory tax rate of 35% primarily due to its non-U.S. earnings.  Kronos’ effective income tax rate in the first six months of 2015, excluding the impact of the deferred income tax asset valuation allowance it recognized, was lower than the U.S. federal statutory tax rate of 35%.  Kronos’ effective tax rate was lower primarily because it is required under ASC 740-270 to compute the interim tax provision by calculating an estimated annual effective tax rate. Because the estimate is based on full year income, the tax rate differences may not have a meaningful relationship to quarterly pre-tax income and may produce unusual and unexpected relationships to other tax rate reconciling items.  Consequently, Kronos would generally expect its effective tax rate to be lower than the U.S. federal statutory rate of 35% primarily because Kronos’ applicable tax rate in its non-U.S. jurisdictions is lower than 35%.  However, as a result of Kronos’ estimated annual effective tax rate at June 30, 2015, its  non-U.S. rate reconciling items increased Kronos’ effective tax rate but this increase was more than offset by tax benefits related to nondeductible expenses and its reserve for uncertain tax positions.

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

Impact of changes in currency exchange rates

three months ended June 30, 2015 vs. June 30, 2014

	Transaction gain/(loss) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2015 vs. 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(44)	$(44)
Income from operations	3	-	(3)	14	11

Impact of changes in currency exchange rates

six months ended June 30, 2015 vs. June 30, 2014

	Transaction gain/(loss) recognized			Translation gain - impact of rate changes	Total currency impact 2015 vs. 2014
	2014	2015	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(77)	$(77)
Income from operations	-	1	1	24	25

The $44 million reduction in Kronos’ net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2015 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $11 million net increase in income from operations comprised the following:

•

a reduction in the amount of net currency transaction gains (losses) recognized during the two periods of approximately $3 million.  Such net currency transaction gains (losses) result primarily from U.S. dollar-denominated receivables and U.S. dollar currency held by Kronos’ non-U.S. operations, which are translated into the applicable local currency at each balance sheet date.  During the second quarter of 2014, a relative strengthening of the U.S. dollar relative to the euro and the Norwegian krone gave rise to a net $3 million currency transaction gain, whereas Kronos recognized a nominal currency transaction loss during the second quarter of 2015.

•

approximately $14 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar, the Norwegian krone and the euro, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014 (and such translation, as it related to Kronos’ euro-denominated operating costs, more than offset the negative impact on Kronos’ income from operations from the reduction in net sales caused by the strengthening of the U.S. dollar as it related to its euro denominated sales).

The $77 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2015 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $25 million increase in income from operations comprised the following:

•

approximately $1 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by Kronos’ non-U.S. operations became equivalent to a greater amount of local currency in the 2015 period as compared to the 2014 period, and

•

approximately $24 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar, the Norwegian krone and the euro, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014 (and such translation, as it related to Kronos’ euro-denominated operating costs, more than offset the negative impact on Kronos’ income from operations from the reduction in net sales caused by the strengthening of the U.S. dollar as it related to its euro denominated sales).

Outlook

During the first half of 2015 Kronos operated its production facilities at 97% of practical capacity (approximately 93% of practical capacity in the first quarter, and at practical capacity in the second quarter).  Kronos expects to continue to operate at practical production capacity in the second half of 2015.  Assuming economic conditions do not deteriorate in the various regions of the world, Kronos expects its sales volumes to be higher in 2015 as compared to 2014.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2014 into 2015.  Given the time lag between when such third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in Kronos’ cost of sales, its cost of sales per metric ton of TiO2 sold in the first half of 2015 was slightly lower than its cost of sales per metric ton of TiO2 sold in 2014 (excluding the effect of changes in currency exchange rates).  While Kronos expects its cost of sales per metric ton of TiO2 sold for the remainder of 2015 will be comparable to such per-metric ton cost in the first half of 2015, such per-metric ton cost for the remainder of 2015 is expected to continue to be slightly lower as compared to the same periods in 2014 (excluding the effect of changes in currency exchange rates).

Kronos started 2015 with selling prices 9% lower than the beginning of 2014, and prices declined by an additional 10% in the first half of 2015.  Industry data indicates that overall TiO2 inventory held by producers has been significantly decreased.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first quarter of 2015, Kronos continues to see evidence of improvement in demand for its TiO2 products in certain of its primary markets.  The extent to which Kronos will be able to achieve any price increases in the near term will depend on market conditions.

In the second quarter of 2015, Kronos initiated a restructuring plan designed to improve its long-term cost structure.  A portion of such expected cost savings is planned to occur through workforce reductions.  During the second quarter of 2015, Kronos implemented certain voluntary and involuntary workforce reductions at certain of its facilities impacting approximately 110 individuals.  Kronos recognized an aggregate $21.1 million charge in the second quarter of 2015 for such workforce reductions it had implemented through that date, $10.7 million of which is classified as part of cost of sales and $10.4 million of which is classified in selling, general and administrative expense.  For the workforce reductions implemented through June 30, 2015, an aggregate $.1 million will be accrued in the future (mostly in the second half of 2015) associated with affected individuals who are providing service to Kronos past June 30, 2015. In addition, Kronos expects to implement additional workforce reductions affecting 50 to 60 individuals at certain of its other facilities during the second half of 2015 and first half of 2016.  The cost associated with such additional workforce reductions is not presently estimable because, among other things, the affected individuals have not yet been specifically identified and the terms of their separation have not yet been determined.  The workforce reductions Kronos has implemented through June 30, 2015, as well as the additional workforce reductions it expects to implement over the next few quarters, are not expected to negatively impact Kronos’ ability to operate its production facilities at its practical capacity rates.

In addition to the workforce reductions implemented through June 30, 2015 (and the additional workforce reductions expected to be implemented over the next few quarters), Kronos also has a plan to implement other cost reduction initiatives throughout the organization over the next few quarters, including implementation of continued process productivity improvements.  The workforce reductions Kronos has implemented through June 30, 2015, combined with certain open positions that are not expected to be filled and cost savings expected to be realized from its other cost reduction initiatives Kronos is undertaking, are expected to result in a payback of the aggregate workforce reduction charge accrued at June 30, 2015 within approximately one year, the benefit of which will begin to be recognized in the third quarter of 2015.

Overall, Kronos expects that income from operations in 2015 will be significantly lower as compared to 2014, primarily as the favorable effect of higher sales and production volumes and moderating raw material costs will be more than offset by the negative effects of lower anticipated average selling prices.  In addition, benefits expected to be realized in the second half of 2015 from the workforce reductions implemented through June 30, 2015 would be more than offset by the workforce reduction charge recognized in the second quarter of 2015, as Kronos would not realize a full year of the expected cost savings from such workforce reduction until 2016.

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

Net cash provided by operating activities was $12.7 million in the first six months of 2015 compared to $6.9 million in the first six months of 2014.  The $5.8 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations attributable to CompX of $.8 million,
•	lower amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2015 of $4.5 million, and
•	higher cash received for insurance recoveries in 2015 of $.8 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended June 30,
	2014	2015
	(In millions)
Net cash provided by operating activities:
CompX	$1.7	$.6
NL Parent and wholly-owned subsidiaries	6.3	13.2
Eliminations	(1.1)	(1.1)
Total	$6.9	$12.7

Relative changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter.  Overall, our June 30, 2015 days sales outstanding compared to December 31, 2014 is in line with our expectations. As shown below, our total average number of days in inventory relative to sales decreased from December 31, 2014 to June 30, 2015 primarily as a result of CompX’s intentional 2014 fourth quarter inventory build up to prepare for first quarter 2015 sales. For comparative purposes, we have provided information for December 31, 2013 and June 30, 2014 below.

	December 31,	June 30,	December 31,	June 30,
	2013	2014	2014	2015
Days sales outstanding	35 days	42 days	32 days	41 days
Days in inventory	76 days	79 days	90 days	74 days

Investing and financing activities

In the first six months of 2015, we spent $2.0 million in capital expenditures, substantially all of which related to CompX.  Cash flows from financing activities in the first six months of 2015 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At June 30, 2015, NL and CompX did not have any outstanding debt obligations.

Kronos’ North American and European revolvers and its term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at June 30, 2015.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At June 30, 2015, we had aggregate cash, cash equivalents and restricted cash of $88.1 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$43.0
NL Parent and wholly-owned subsidiaries	45.1
Total	$88.1

In addition, at June 30, 2015 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $81.4 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at June 30, 2015 with an aggregate market value of $386.0 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2016).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At June 30, 2015, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any amounts from Valhi during the remainder of 2015 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2015 approximated $1.1 million.  CompX’s 2015 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2015, based on the number of shares of common stock of these affiliates we own as of June 30, 2015 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at June 30, 2015	Current Quarterly Dividend Rate	Annual Expected Dividend
	(In millions)		(In millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.1
Total expected annual dividends			$24.4

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

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2015.

Related Party Transactions

As previously discussed in our periodic filings with the SEC, from time to time we engage in related party transactions with affiliated companies. In June 2015, our board of directors adopted a Policy Regarding Related

Party Transactions.  Pursuant to such Policy, all related party transactions to which we are or are proposed to be a party shall be approved or ratified by our independent directors in accordance with the terms of such Policy, and such approval or ratification shall be done by our audit committee (unless another committee of our board of directors composed solely of independent directors, or all of the independent directors of our board, shall have approved or ratified the related party transaction).  For certain ongoing related party transactions to which we are a party (referred to as ordinary course of business related party transactions), such approval or ratification shall occur no less frequently than once a year.

Following adoption of such Policy, our audit committee in June 2015 reviewed, adopted and ratified the following ordinary course of business related party transactions to which we are a party in accordance with the terms of such Policy:

•

Risk Management Program – a program pursuant to which Contran and certain of its subsidiaries and related entities, including us, as a group purchase third-party insurance policies and risk management services, with the costs thereof apportioned among the participating companies;

•	Cash Management Loans – our unsecured revolving credit facility with Valhi, which provides for borrowings by us from Valhi of up to $40 million;
•

Data Recovery Program – a program pursuant to which Contran and certain of its subsidiaries and related entities, including us, as a group share third-party information technology data recovery services, with the costs thereof apportioned among the participating companies; and

•

Tax Sharing Agreement – the cash payments for income taxes periodically paid by us to Valhi or received by us from Valhi, as applicable, and related items pursuant to the terms of our tax sharing agreement with Valhi (such tax sharing agreement being appropriate, given that we and our qualifying subsidiaries are members of the consolidated U.S. federal income tax return, and certain state and local jurisdiction income tax returns, of which Contran is the parent company).

Each of these ordinary course of business related party transactions is more fully described in the “Certain Relationships and Transactions” section of our 2015 proxy statement and Note 16 to our consolidated financial statements included in our 2014 Annual Report.  Our audit committee was not required to approve and ratify the fee we pay to Contran in 2015 under our intercorporate services agreement with Contran (such intercorporate services agreement is also described in such proxy statement and Annual Report) because such intercorporate services fee had been previously approved by all of the independent directors of our board.

A copy of such Policy is available on our website at www.nl-ind.com.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2015.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

Internal control over financial reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting which, as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 13 to our Condensed Consolidated Financial Statements, our 2014 Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 for descriptions of certain legal proceedings.

ASARCO LLC vs. NL Industries, Inc., et al.   (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864).  In May 2015, the trial court on its own motion entered an indefinite stay of the litigation.  In June 2015, Asarco filed an appeal of the stay in the 8th Circuit Court of Appeals.  NL has moved to dismiss that appeal as improperly filed.

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

NL INDUSTRIES, INC.
(Registrant)

Date: August 7, 2015	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: August 7, 2015	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)