Form 10-Q
period 2016-03-31
NL INDUSTRIES INC
filed 2016-05-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

Number of shares of the Registrant’s common stock outstanding on April 29, 2016: 48,691,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2015	2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,462	$95,230
Restricted cash and cash equivalents	3,246	3,610
Accounts and other receivables, net	8,977	12,121
Inventories, net	15,098	14,419
Prepaid expenses and other	981	1,658

Total current assets	124,764	127,038

Other assets:
Marketable securities	19,260	16,960
Investment in Kronos Worldwide, Inc.	140,695	138,515
Goodwill	27,156	27,156
Other assets, net	3,331	3,543
Deferred income taxes	11	11

Total other assets	190,453	186,185

Property and equipment:
Land	5,138	5,138
Buildings	21,502	21,502
Equipment	64,051	64,751
Construction in progress	1,567	2,115

	92,258	93,506
Less accumulated depreciation	58,152	59,080

Net property and equipment	34,106	34,426

Total assets	$349,323	$347,649

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2015	2016
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,557	$4,740
Accrued and other current liabilities	10,783	7,540
Accrued environmental remediation and related costs	8,668	11,431

Total current liabilities	24,008	23,711

Noncurrent liabilities:
Accrued pension costs	14,155	14,010
Accrued postretirement benefits (OPEB) costs	2,773	2,674
Accrued environmental remediation and related costs	104,465	104,234
Deferred income taxes	25,035	25,020
Other	13,636	13,608

Total noncurrent liabilities	160,064	159,546

Equity:
NL stockholders' equity:
Common stock	6,086	6,086
Additional paid-in capital	300,543	300,543
Retained earnings	88,679	86,210
Accumulated other comprehensive loss	(245,358)	(243,954)

Total NL stockholders' equity	149,950	148,885

Noncontrolling interest in subsidiary	15,301	15,507

Total equity	165,251	164,392

Total liabilities and equity	$349,323	$347,649

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended
	March 31,
	2015	2016
	(unaudited)

Net sales	$27,891	$27,075
Cost of sales	19,325	18,870

Gross margin	8,566	8,205

Selling, general and administrative expense	4,866	4,852
Other operating income (expense):
Insurance recoveries	3,134	90
Corporate expense	(3,830)	(5,649)

Income (loss) from operations	3,004	(2,206)

Equity in earnings (losses) of Kronos Worldwide, Inc.	5,605	(1,150)
Other income - interest and dividend income	302	353

Income (loss) before income taxes	8,911	(3,003)

Income tax benefit	(1,446)	(822)

Net income (loss)	10,357	(2,181)
Noncontrolling interest in net income of subsidiary	315	288

Net income (loss) attributable to NL stockholders	$10,042	$(2,469)

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$.21	$(.05)

Weighted average shares used in the calculation of net income (loss) per share	48,683	48,692

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended
	March 31,
	2015	2016
	(unaudited)

Net income (loss)	$10,357	$(2,181)

Other comprehensive income (loss), net of tax:
Marketable securities	(1,786)	(1,531)
Currency translation	(12,959)	2,831
Interest rate swap	-	(571)
Defined benefit pension plans	734	807
Other postretirement benefit plans	(136)	(132)

Total other comprehensive income (loss), net	(14,147)	1,404

Comprehensive loss	(3,790)	(777)
Comprehensive income attributable to noncontrolling interest	315	288

Comprehensive loss attributable to NL stockholders	$(4,105)	$(1,065)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2016

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
	(unaudited)

Balance at December 31, 2015	$6,086	$300,543	$88,679	$(245,358)	$15,301	$165,251

Net income (loss)	-	-	(2,469)	-	288	(2,181)
Other comprehensive income, net of tax	-	-	-	1,404	-	1,404
Dividends	-	-	-	-	(82)	(82)

Balance at March 31, 2016	$6,086	$300,543	$86,210	$(243,954)	$15,507	$164,392

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$10,357	$(2,181)
Depreciation and amortization	902	928
Deferred income taxes	3,039	(769)
Equity in losses (earnings) of Kronos Worldwide, Inc.	(5,605)	1,150
Dividends received from Kronos Worldwide, Inc.	5,283	5,283
Cash funding of benefit plans in excess of net benefit plan expense	(452)	(148)
Other, net	82	60
Change in assets and liabilities:
Accounts and other receivables, net	(3,191)	(3,094)
Inventories, net	(34)	627
Prepaid expenses and other	(31)	(677)
Accounts payable and accrued liabilities	(4,134)	(3,661)
Income taxes	7	1
Accounts with affiliates	(430)	160
Accrued environmental remediation and related costs	(180)	2,532
Other noncurrent assets and liabilities, net	(4,672)	(86)

Net cash provided by operating activities	941	125

Cash flows from investing activities:
Capital expenditures	(796)	(1,226)
Change in restricted cash equivalents, net	575	(49)
Proceeds from the sale of marketable securities	255	-
Purchase of marketable securities	(251)	-

Net cash used in investing activities	(217)	(1,275)

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	(82)	(82)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	642	(1,232)
Cash and cash equivalents at beginning of period	72,560	96,462

Cash and cash equivalents at end of period	$73,202	$95,230

Supplemental disclosure - cash paid for:
Income taxes, net	$584	$44

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2016, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on March 10, 2016 (the 2015 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2015 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2015) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2016 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2015 Consolidated Financial Statements contained in our 2015 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	March 31,
	2015	2016
	(In thousands)
Trade receivables - CompX	$8,847	$11,953
Other receivables	79	98
Accrued insurance recoveries	138	92
Income taxes receivable from Valhi	-	56
Allowance for doubtful accounts	(87)	(78)

Total	$8,977	$12,121

     Accrued insurance recoveries are discussed in Note 13.

Note 3 – Inventories, net:

	December 31,	March 31,
	2015	2016
	(In thousands)
Raw materials	$2,807	$2,840
Work in process	9,346	9,046
Finished products	2,945	2,533

Total	$15,098	$14,419

Note 4 – Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized loss
		(In thousands)
December 31, 2015
Valhi common stock	1	$19,260	$24,347	$(5,087)

March 31, 2016
Valhi common stock	1	$16,960	$24,347	$(7,387)

At December 31, 2015 and March 31, 2016, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi.  See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2015 and March 31, 2016, the quoted per share market price of Valhi common stock was $1.34 and $1.18, respectively.

With respect to our investment in Valhi stock, our cost basis had exceeded its market value since December 2015, but we consider such decline in market price to be temporary at March 31, 2016.  As of April 19, 2016, the aggregate market value of our investment in Valhi stock exceeded our cost basis.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2015 and March 31, 2016, we owned approximately 35.2 million shares of Kronos common stock.  At March 31, 2016, the quoted market price of Kronos’ common stock was $5.72 per share, or an aggregate market value of $201.5 million.  At December 31, 2015, the quoted market price was $5.64 per share, or an aggregate market value of $198.6 million.

The change in the carrying value of our investment in Kronos during the first three months of 2016 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$140.7
Equity in losses of Kronos	(1.2)
Dividends received from Kronos	(5.3)
Equity in Kronos' other comprehensive income (loss):
Currency translation	4.4
Interest rate swap	(.9)
Defined benefit pension plans	.8

Balance at the end of the period	$138.5

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2015	2016
	(In millions)
Current assets	$710.8	$695.2
Property and equipment, net	429.5	441.3
Investment in TiO2 joint venture	82.9	83.7
Other noncurrent assets	19.5	21.0

Total assets	$1,242.7	$1,241.2

Current liabilities	$201.7	$188.9
Long-term debt	337.2	346.1
Accrued pension and postretirement benefits	209.4	213.7
Other noncurrent liabilities	32.5	37.7
Stockholders' equity	461.9	454.8

Total liabilities and stockholders' equity	$1,242.7	$1,241.2

	Three months ended March 31,
	2015	2016
	(In millions)
Net sales	$365.1	$318.4
Cost of sales	287.7	278.0
Income (loss) from operations	32.2	(.3)
Income tax expense (benefit)	9.4	(1.4)
Net income (loss)	18.4	(3.8)

Note 6 – Other noncurrent assets, net:

	December 31,	March 31,
	2015	2016
	(In thousands)
Pension asset	$1,303	$1,411
Restricted cash	1,273	1,320
Other	755	812

Total	$3,331	$3,543

Note 7 – Accrued and other current liabilities:

	December 31,	March 31,
	2015	2016
	(In thousands)
Employee benefits	$8,438	$4,764
Professional fees	698	751
Payables to affiliates	220	436
Income taxes	5	6
Other	1,422	1,583

Total	$10,783	$7,540

Note 8 – Other noncurrent liabilities:

	December 31,	March 31,
	2015	2016
	(In thousands)
Reserve for uncertain tax positions	$12,186	$12,186
Insurance claims and expenses	663	615
Other	787	807

Total	$13,636	$13,608

Our reserve for uncertain tax positions is discussed in Note 11.

Note 9 – Long-term debt:

During the first three months of 2016, we had no borrowings under our promissory note with Valhi, and at March 31, 2016, the full $40 million was available for borrowing under this facility.  The amount of any such loan Valhi would make to us is at Valhi’s discretion.

Note 10 – Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended
	March 31,
	2015	2016

Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$47,112	$195
Other comprehensive loss - unrealized losses arising during the year	(1,786)	(1,531)

Balance at end of period	$45,326	$(1,336)

Currency translation:
Balance at beginning of period	$(154,173)	$(172,384)
Other comprehensive income (loss)	(12,959)	2,831

Balance at end of period	$(167,132)	$(169,553)

Interest rate swap:
Balance at beginning of period	$-	$(445)
Other comprehensive loss:
Unrealized losses arising during the year	-	(683)
Less reclassification adjustment for amounts included in interest expense	-	112

Balance at end of period	$-	$(1,016)

Defined benefit pension plans:
Balance at beginning of period	$(75,260)	$(72,712)
Other comprehensive income - amortization of net losses included in net periodic pension cost	734	807

Balance at end of period	$(74,526)	$(71,905)

OPEB plans:
Balance at beginning of period	$282	$(12)
Other comprehensive loss - amortization of prior service credit and net gains included in net periodic OPEB cost	(136)	(132)

Balance at end of period	$146	$(144)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(182,039)	$(245,358)
Other comprehensive income (loss)	(14,147)	1,404

Balance at end of period	$(196,186)	$(243,954)

See Note 12 for amounts related to our defined benefit pension plans and OPEB plans.

Note 11 – Income taxes:

	Three months ended
	March 31,
	2015	2016
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$3.1	$(1.1)
Rate differences on equity in earnings (losses) of Kronos	(1.5)	.3
Adjustment to the reserve for uncertain tax positions, net	(3.0)	-
Nontaxable income	(.1)	(.2)
U.S. state income taxes and other, net	.1	.2

Income tax benefit	$(1.4)	$(.8)

Comprehensive provision for income taxes (benefit) allocable to:
Net loss	$(1.4)	$(.8)
Other comprehensive income (loss):
Marketable securities	(1.0)	(.8)
Currency translation	(7.0)	1.5
Interest rate swap	-	(.3)
Pension plans	.4	.4
OPEB plans	(.1)	(.1)

Total	$(9.1)	$(.1)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $5.3 million in the first quarter of 2015 and 2016.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos represents the benefit associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

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

Note 12 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended
	March 31,
	2015	2016
	(In thousands)
Interest cost	$569	$592
Expected return on plan assets	(801)	(735)
Recognized actuarial losses	326	431

Total	$94	$288

Postretirement benefits – The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended
	March 31,
	2015	2016
	(In thousands)
Interest cost	$27	$24
Amortization of prior service credit	(155)	(135)
Recognized actuarial gains	(25)	(38)

Total	$(153)	$(149)

Contributions – We currently expect our 2016 contributions to our defined benefit pension plans and other postretirement plans to be approximately $1 million.

Note 13 – Commitments and contingencies:

General

We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our current and former businesses.  At least quarterly our management discusses and evaluates the status of any pending litigation or claim to which we are a party or which has been asserted against us. The factors considered in such evaluation include, among other things, the nature of such pending cases and claims, the status of such pending cases and claims, the advice of legal counsel and our experience in similar cases and claims (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2015 and March 31, 2016, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2016 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$113,133
Additions charged to expense, net	2,860
Payments, net	(328)

Balance at the end of the period	$115,665

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$11,431
Noncurrent liability	104,234

Balance at the end of the period	$115,665

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At March 31, 2016, we had accrued approximately $116 million related to approximately 42 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $175 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At March 31, 2016, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2015 Annual Report.

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

we believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material).  Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity.  We have sought and will continue to vigorously seek, dismissal and/or a finding of no liability from each claim.  In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us. For a discussion of other legal proceedings to which we are a party, refer to our 2015 Annual Report.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2015 and March 31, 2016:

	December 31, 2015		March 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash, cash equivalents and restricted cash	$100,981	$100,981	$100,160	$100,160
Noncontrolling interest in CompX common stock	15,301	18,878	15,507	17,388

The fair value of our noncontrolling interest in CompX stockholders’ equity is based upon its quoted market price at each balance sheet date, which represents a Level 1 input.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 15 – Recent accounting pronouncements not yet adopted:

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

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through its Security Products operations, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications.  CompX also manufactures stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine and other industries through its Marine Components operations.

We account for our 30% non-controlling interest in Kronos by the equity method.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications including paints, plastics, paper and other industrial and specialty products.

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

Results of operations

Net income (loss) overview

Quarter ended March 31, 2016 compared to the quarter ended March 31, 2015

Our net loss attributable to NL stockholders was $2.5 million, or $.05 per share, in the first quarter of 2016 compared to net income attributable to NL stockholders of $10.0 million, or $.21 per share, in the first quarter of 2015.  As more fully described below, the decrease in our earnings per share from 2015 to 2016 is primarily due to the net effects of:

•	equity in losses from Kronos in 2016 of $1.2 million compared to equity in earnings from Kronos in 2015 of $5.6 million,
•	lower insurance recoveries in 2016 of $3.0 million primarily related to an insurance recovery settlement for certain past lead pigment litigation defense costs in the first quarter of 2015,
•	a non-cash income tax benefit in 2015 related to a net reduction in our reserve for uncertain tax positions of $3.0 million,
•	higher environmental remediation and related costs in 2016 of $2.7 million, and
•	lower litigation fees and related costs in 2016 of $.9 million.

Our 2016 net loss attributable to NL stockholders includes income of $.01 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ insurance settlement gain related to a 2014 business interruption claim.

Our 2015 net income attributable to NL stockholders includes the following:

•	income of $.06 per share related to a net reduction of our reserve for uncertain tax positions, and
•	income of $.04 per share, net of income taxes, related to insurance recoveries we recognized.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended March 31,		%
	2015	2016	Change
	(in millions)
CompX	$3.7	$3.4	(9)%
Insurance recoveries	3.1	.1	(97)
Corporate expense	(3.8)	(5.7)	47
Income (loss) from operations	$3.0	$(2.2)	(173)

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income (loss) from operations.

	Three months ended March 31,		%
	2015	2016	Change
	(in millions)
Equity in earnings (losses) of Kronos	$5.6	$(1.2)	(121)%
Interest and dividend income	.3	.4	17

CompX International Inc.

	Three months ended March 31,		%
	2015	2016	Change
	(in millions)
Net sales	$27.9	$27.1	(3)%
Cost of sales	19.3	18.9	(2)
Gross margin	8.6	8.2	(4)
Operating costs and expenses	4.9	4.8	-
Income from operations	$3.7	$3.4	(9)

Percentage of net sales:
Cost of sales	69%	70%
Gross margin	31	30
Operating costs and expenses	17	18
Income from operations	13	12

Net sales – Net sales decreased $.8 million in the first quarter of 2016 compared to the same period of 2015, primarily due to CompX’s Security Products business sales in the first quarter of 2015 to a government security end-user that, as expected, did not recur in the first quarter of 2016.  This decrease in 2016 sales was partially offset by increased sales to another government customer within CompX’s Security Products business as well as increased CompX Marine Components business sales resulting from improved demand for products sold to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales as a percentage of sales increased less than 1% in the first quarter of 2016 compared to the same period in 2015.  As a result, gross margin as a percentage of sales decreased slightly over the same period. Gross margin dollars decreased due to lower sales in CompX’s Security Products business.  The decrease in gross margin percentage is primarily due to decreased leverage of fixed manufacturing costs as a result of decreased production volumes during the first quarter of 2016 partially offset by improved variable contribution margins attributable to relative changes in customer and product mix in both CompX’s Security Products and Marine Components businesses.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on property, plant and equipment.  Operating costs and expenses for the first quarter of 2016 were comparable to the same period in 2015.

Income from operations – As a percentage of net sales, income from operations for the first quarter of 2016 decreased compared to the same period in 2015 and was primarily impacted by the factors impacting gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended March 31,		%
	2015	2016	Change
	(in millions)
Net sales:
Security Products	$24.7	$23.4	(5)%
Marine Components	3.2	3.7	13
Total net sales	$27.9	$27.1	(3)

Gross margin:
Security Products	$7.8	$7.3	(6)
Marine Components	.8	.9	16
Total gross margin	$8.6	$8.2	(4)

Income from operations:
Security Products	$4.9	$4.5	(10)
Marine Components	.3	.3	29
Corporate operating expenses	(1.5)	(1.4)	(4)
Total income from operations	$3.7	$3.4	(9)

Gross margin:
Security Products	32%	31%
Marine Components	25	25
Total gross margin	31	30
Income from operations margin:
Security Products	20%	19%
Marine Components	8	9
Total income from operations margin	13	12

Security Products – Security Products net sales decreased 5% in the first quarter of 2016 compared to the same period last year. The decrease in sales is primarily due to a decrease of approximately $1.6 million in sales of products for a government security end-user that did not recur in the first quarter of 2016.  This decrease in sales for the first quarter of 2016 was offset by increased sales to another government customer of approximately $.4 million.  Gross margin and income from operations as a percentage of sales in 2016 decreased compared to the same period in 2015 primarily due to decreased leverage of fixed costs and operating costs and expenses as a result of decreased production volumes, partially offset by improved variable contribution margins attributable to relative changes in customer and product mix.

Marine Components – Marine Components net sales increased 13% in the first quarter of 2016 as compared to the same period last year. The increase in sales is primarily due to improved demand for products sold to the waterski/wakeboard boat market. Gross margin and income from operations as a percentage of net sales improved in the first quarter of 2016 compared to the first quarter of 2015 primarily due to improved variable contribution margins attributable to relative changes in customer and product mix.

Outlook – First quarter sales reflect continued strong demand for our products, including demand from our large existing customers serving government security applications and recreational transportation markets. With the exception of over $5 million in sales in 2015 for a single government security end-user which are not expected to recur in 2016, and in the absence of any anticipated catalyst to grow and improve general economic conditions, current year sales are expected to remain relatively comparable to prior year. We continue to experience the benefit of innovation and diversification in our product offerings, particularly with respect to the recreational boat markets served by our growing Marine Components business.

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

Corporate expense – Corporate expenses were $5.7 million in the first quarter of 2016, $1.9 million higher than in the first quarter of 2015 primarily due to higher environmental remediation and related costs offset partially by lower litigation fees and related costs in 2016.  Included in corporate expense in the first quarter of 2015 and 2016 are:

•	environmental remediation and related costs of $2.8 in 2016 compared to $.1 million in 2015, and
•	litigation fees and related costs of $.9 million in 2016 compared to $1.8 million in 2015.

The level of our litigation fees and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 13 to our Condensed Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expect to be involved during 2016 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

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

Overall, we expect that our general corporate expenses for all of 2016 will be comparable to 2015.  If our current expectations regarding the number of cases or sites in which we expect to be involved during 2016, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Income tax expense – We recognized an income tax benefit of $.8 million in the first quarter of 2016 compared to income tax benefit of $1.4 million in the first quarter of 2015.  Our income tax benefit in the first quarter of 2015 includes a non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos (such as in the first quarter of 2015).  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $5.3 million in each of the first quarter of 2015 and 2016.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was 6.8% in the first quarter of 2016 and 7.6% in the first quarter of 2015.  See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2016 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first quarter periods of 2015 and 2016.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2015	2016	Change
	(in millions)
Net sales	$365.1	$318.4	(13)%
Cost of sales	287.7	278.0	(3)%
Gross margin	$77.4	$40.4

Income (loss) from operations	$32.2	$(.3)	(101)%
Interest and dividend income	.2	.2
Interest expense	(4.6)	(5.1)
Income (loss) before income taxes	27.8	(5.2)
Income tax expense (benefit)	9.4	(1.4)
Net income (loss)	$18.4	$(3.8)

Percentage of net sales:
Cost of sales	79%	87%
Income (loss) from operations	9%	-%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$5.6	$(1.2)

TiO2 operating statistics:
Sales volumes*	131	138	5%
Production volumes*	125	131	5%

Change in TiO2 net sales:
TiO2 product pricing			(14)%
TiO2 sales volumes			5%
TiO2 product mix/other			(1)%
Changes in currency exchange rates			(3)%
Total			(13)%

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of third-party feedstock ore.

Current industry conditions – Due to competitive pressures, Kronos’ average selling prices decreased throughout 2015 and, to a much lesser extent, into the first quarter of 2016.   Kronos’ average selling prices at the end of the first quarter of 2016 were 1% lower than at the end of 2015, with lower prices in certain European and North American markets, partially offset by higher prices in certain export markets, which are historically more volatile from period to period due to the variability of product grade and customer mix.  Kronos experienced higher sales volumes in European and export markets in the first quarter of 2016 as compared to the first quarter of 2015, while demand in North American markets remained stable over the same period.

Kronos operated its production facilities at overall average capacity utilization rates of 97% in the first quarter of 2016 compared to approximately 93% in the first quarter of 2015.  Kronos’ production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Kronos continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 which continued into the first quarter of 2016.  Given the time lag between when third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in Kronos’ cost of sales, its cost of sales per metric ton of TiO2 sold declined throughout 2015 and into the first quarter of 2016.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first quarter of 2016 was lower than its cost of sales per metric ton of TiO2 sold in the first quarter of 2015 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the first quarter of 2016 decreased 13%, or $46.7 million, compared to the first quarter of 2015 primarily due to the net effect of a 14% decrease in average TiO2 selling prices (which decreased net sales by approximately $51 million) and a 5% increase in sales volumes (which increased net sales by approximately $18 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 5% in the first quarter of 2016 compared to the first quarter of 2015 primarily due to higher sales in certain European and export markets.  Kronos’ sales volumes in the first quarter of 2016 set a new record for a first quarter.  Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $11 million as compared to the first quarter of 2015.

Cost of sales – Kronos’ cost of sales decreased $9.7 million or 3% in the first quarter of 2016 compared to the first quarter of 2015 due to the net impact of lower raw materials and other production costs of approximately $6 million (primarily caused by lower third-party feedstock ore costs), approximately $2.0 million in savings resulting from workforce reductions implemented in 2015, a 5% increase in sales volumes, a 5% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales increased to 87% in the first quarter of 2016 compared to 79% in the same period of 2015, as the unfavorable impact of lower average selling prices more than offset the favorable effects of lower raw material and other production costs and efficiencies related to higher production volumes, as discussed above.

Other operating income and expense, net – Kronos’ other operating income and expense in the first quarter of 2016 includes an insurance settlement gain of $2.0 million related to a 2014 business interruption claim.  Other operating expenses in the first quarter of 2016 also include approximately $2.5 million in savings from workforce reductions implemented in 2015.

Gross margin and income (loss) from operations – Kronos’ income from operations decreased by $32.5 million compared to the first quarter of 2015.  Income (loss) from operations as a percentage of net sales decreased to nil in the first quarter of 2016 from 9% in the same period of 2015.  This decrease was driven by the decline in gross margin percentage, which decreased to 13% for the first quarter of 2016 compared to 21% for the first quarter of 2015, partially offset by the positive effect of approximately $2.5 million in savings from 2015 workforce reductions classified as part of other operating expense.  As discussed and quantified above, Kronos’ gross margin percentage decreased primarily due to the net effect of lower selling prices, lower raw material and other production costs, and higher sales and production volumes.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $7 million in the first quarter of 2016 as compared to the same period in 2015, as discussed below.

Other non-operating income (expense) – Kronos’ interest expense increased $.5 million, or 11%, in the first quarter of 2016 compared to the first quarter of 2015.  Kronos currently expects its interest expense for all of 2016 will be comparable to 2015.

Income tax expense (benefit) – Kronos recognized an income tax benefit of $1.4 million in the first quarter of 2016 compared to income tax expense of $9.4 million in the first quarter of 2015.  This difference is primarily due to Kronos’ decreased earnings in 2016.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations is generally lower than the income tax rates applicable to Kronos’ U.S. operations.  Kronos’ effective income tax rate was lower in the first quarter of 2016 as compared to the first quarter of 2015 primarily due to a decrease in 2016 in Kronos’ incremental taxes associated with the change in the amount of undistributed earnings of its Canadian subsidiary, which earnings are not subject to a permanent reinvestment plan.

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $683 million for German corporate purposes and $96 million for German trade tax purposes, respectively, at December 31, 2015) and in Belgium (the equivalent of $86 million for Belgian corporate tax purposes at December 31, 2015), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, Kronos had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) Kronos utilized a portion of such carryforwards during the most recent three-year period, and (iii) Kronos expects to utilize the remainder of the carryforwards over the long term.  Kronos had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given Kronos’ operating results during the second quarter of 2015 and Kronos’ expectations at that time for its operating results for the remainder of 2015, which had been driven in large part by the trend in Kronos’ average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, Kronos did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both its German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of its German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  Kronos recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by its German and Belgian operations during such period.  Such valuation allowance aggregated $168.9 million at December 31, 2015.  Kronos’ deferred income tax asset valuation allowance did not change materially during the first quarter of 2016.  Kronos continues to believe it will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, Kronos’ ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as Kronos is able to reverse the valuation allowance in full, to the extent Kronos generates additional losses in Germany or Belgium in the intervening periods, Kronos’ effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as Kronos is able to reverse the valuation allowance in full, to the extent Kronos generates income in Germany or Belgium in the intervening periods, its effective income tax rate would also be impacted by the existence of such valuation allowance, because such income may be recognized without any associated net income tax expense, subject to certain NOL usage limitations, as Kronos would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact Kronos’ ability to reverse the valuation allowance in full.  Consistent with Kronos’ expectation regarding its consolidated results of operations in the remainder of 2016 (as discussed below under the “Outlook” subsection), Kronos currently believes it is likely its German and Belgian operations will report improved operating results in 2016 as compared to 2015 and a portion of the valuation allowance may be reversed in 2016.  However Kronos currently does not expect that its German and Belgian operating results would improve to such an extent in 2016 that reversal of the valuation allowance in full would be supported by the presence of sufficient positive evidence.

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

Impact of changes in currency exchange rates

three months ended March 31, 2016 vs. March 31, 2015

	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2016 vs. 2015
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(11)	$(11)
Income from operations	2	2	-	7	7

The $11 million reduction in Kronos’ net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $7 million net increase in Kronos’ income from operations resulted from an equal amount of net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as Kronos’ local currency-denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2016 as compared to 2015, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2016 as compared to 2015).

Outlook

During the first quarter of 2016 Kronos operated its production facilities at 97% of practical capacity.  Kronos expects its production volumes to be higher in 2016 as compared to 2015, as its production rates in 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.  Assuming economic conditions do not deteriorate in the various regions of the world, Kronos expects its sales volumes to be higher in 2016 as compared to 2015.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 continuing into 2016.  Given the time lag between when third-party feedstock ore is procured and when the TiO2 product produced with such ore is sold and recognized in its cost of sales, Kronos’ cost of sales per metric ton of TiO2 sold in the first quarter of 2016 was lower than its cost of sales per metric ton of TiO2 sold in the first quarter of 2015 (excluding the effect of changes in currency exchange rates).  Kronos expects its cost of sales per metric ton of TiO2 sold for the remainder of 2016 will be lower than its per-metric ton cost in the comparable periods of 2015, due in part to the favorable effect of the workforce reductions and other cost reduction initiatives Kronos implemented beginning in the second quarter of 2015 as well as some expected additional modest improvement in the cost of feedstock ore.

Kronos started 2016 with selling prices 17% lower than the beginning of 2015, and prices declined by an additional 1% in the first quarter of 2016.  Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2015.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first quarter of 2016, Kronos continues to see evidence of strengthening demand for its TiO2 products in certain of its primary markets.  Kronos and its major competitors have announced price increases, which are expected to be implemented in the first half of 2016, or as contracts allow.  The extent to which Kronos will be able to achieve any price increases in the near term will depend on market conditions.

Kronos initiated a restructuring plan in 2015 designed to improve its long-term cost structure.  As part of such plan, Kronos implemented certain voluntary and involuntary workforce reductions during 2015 at certain of its facilities impacting approximately 160 individuals.  Such workforce reductions Kronos implemented are expected to result in approximately $19 million of annual cost savings.  The workforce reductions Kronos implemented in 2015 are not expected to negatively impact Kronos’ ability to operate its production facilities at their practical capacity rates.  In addition to the workforce reductions implemented in 2015, Kronos is also in the process of implementing other cost reduction initiatives throughout the organization, including the implementation of continued process productivity improvements.

Overall, Kronos expects income from operations in 2016 will be higher as compared to 2015 as a result of:

•	the favorable effects of anticipated higher sales and production volumes in 2016,
•	the favorable effect of lower-cost feedstock ore, and
•	the expected cost savings from workforce reductions and other cost reduction initiatives throughout the organization.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of relative customer inventory levels during recent periods and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely, and announcements have been made regarding the closure of certain facilities.  Given the lead time required for production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

Net cash provided by operating activities was $.1 million in the first quarter of 2016 compared to $.9 million in the first quarter of 2015.  The $.8 million net decrease in cash provided by operating activities includes the net effects of:

•	lower amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2016 of $1.6 million, and
•	lower cash received for insurance recoveries in 2016 of $3.1 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended March 31,
	2015	2016
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$(3.0)	$(2.5)
NL Parent and wholly-owned subsidiaries	4.4	3.1
Eliminations	(.5)	(.5)
Total	$.9	$.1

Relative changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.  Overall, our March 31, 2016 days sales outstanding compared to December 31, 2015 is in line with our expectations. As shown below, as expected our total average number of days in inventory decreased from December 31, 2015 to March 31, 2016 primarily as a result of the seasonal increase in sales during the first quarter 2016 as compared to the fourth quarter 2015.  For comparative purposes, we have provided information for December 31, 2014 and March 31, 2015 below.

	December 31,	March 31,	December 31,	March 31,
	2014	2015	2015	2016
Days sales outstanding	32 days	40 days	31 days	40 days
Days in inventory	90 days	79 days	76 days	70 days

Investing and financing activities

In the first three months of 2016, we spent $1.2 million in capital expenditures, substantially all of which related to CompX.  Cash flows from financing activities in the first three months of 2016 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At March 31, 2016, NL and CompX did not have any outstanding debt obligations.

Kronos’ North American and European revolvers and its term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at March 31, 2016.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At March 31, 2016, we had aggregate cash, cash equivalents and restricted cash of $100.2 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$48.1
NL Parent and wholly-owned subsidiaries	52.1
Total	$100.2

In addition, at March 31, 2016 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $17.0 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at March 31, 2016 with an aggregate market value of $201.5 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2017).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At March 31, 2016, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any amounts from Valhi during the remainder of 2016 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2016 approximated $.2 million.  CompX’s 2016 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2016, based on the number of shares of common stock of these affiliates we own as of March 31, 2016 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at March 31, 2016	Current Quarterly Dividend Rate	Annual Expected Dividend
	(In millions)		(In millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.1
Total expected annual dividends			$24.4

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

Off-balance sheet financing arrangements

Other than operating lease commitments discussed in our 2015 Annual Report, we are not party to any material off-balance sheet financing arrangements.

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2015 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2015 Annual Report, or in Note 13 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2015 Annual Report, and we refer you to Part I, Item 7A. –“Quantitative and Qualitative Disclosure about Market Risk” in our 2015 Annual Report. See also Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2016.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements and to our 2015 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2015 Annual Report.

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 6, 2016	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: May 6, 2016	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)