Form 10-Q
period 2016-06-30
NL INDUSTRIES INC
filed 2016-08-05
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on July 29, 2016:  48,705,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2015	2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,462	$102,056
Restricted cash and cash equivalents	3,246	3,399
Accounts and other receivables, net	8,977	12,682
Inventories, net	15,098	14,124
Prepaid expenses and other	981	1,586

Total current assets	124,764	133,847

Other assets:
Marketable securities	19,260	22,566
Investment in Kronos Worldwide, Inc.	140,695	133,000
Goodwill	27,156	27,156
Other assets, net	3,331	3,578
Deferred income taxes	11	11

Total other assets	190,453	186,311

Property and equipment:
Land	5,138	5,138
Buildings	21,502	22,788
Equipment	64,051	65,445
Construction in progress	1,567	455

	92,258	93,826
Less accumulated depreciation	58,152	60,003

Net property and equipment	34,106	33,823

Total assets	$349,323	$353,981

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2015	2016
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,557	$4,378
Accrued and other current liabilities	10,783	8,469
Accrued environmental remediation and related costs	8,668	11,385

Total current liabilities	24,008	24,232

Noncurrent liabilities:
Accrued pension costs	14,155	13,875
Accrued postretirement benefits (OPEB) costs	2,773	2,617
Accrued environmental remediation and related costs	104,465	103,728
Deferred income taxes	25,035	27,031
Other	13,636	13,596

Total noncurrent liabilities	160,064	160,847

Equity:
NL stockholders' equity:
Common stock	6,086	6,088
Additional paid-in capital	300,543	300,674
Retained earnings	88,679	87,055
Accumulated other comprehensive loss	(245,358)	(240,670)

Total NL stockholders' equity	149,950	153,147

Noncontrolling interest in subsidiary	15,301	15,755

Total equity	165,251	168,902

Total liabilities and equity	$349,323	$353,981

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)

Net sales	$28,918	$27,107	$56,808	$54,182
Cost of sales	19,758	18,621	39,082	37,491

Gross margin	9,160	8,486	17,726	16,691

Selling, general and administrative expense	4,854	4,769	9,719	9,621
Other operating income (expense):
Insurance recoveries	233	233	3,367	323
Other income	17	5	17	5
Corporate expense	(5,656)	(3,334)	(9,487)	(8,983)

Income (loss) from operations	(1,100)	621	1,904	(1,585)

Equity in earnings (losses) of Kronos Worldwide, Inc.	(48,589)	497	(42,984)	(653)
Other income - interest and dividend income	282	377	584	730

Income (loss) before income taxes	(49,407)	1,495	(40,496)	(1,508)

Income tax provision (benefit)	(20,507)	330	(21,953)	(492)

Net income (loss)	(28,900)	1,165	(18,543)	(1,016)
Noncontrolling interest in net income of subsidiary	367	320	682	608

Net income (loss) attributable to NL stockholders	$(29,267)	$845	$(19,225)	$(1,624)

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.60)	$.02	$(.39)	$(.03)

Weighted average shares used in the calculation of net income (loss) per share	48,687	48,699	48,685	48,695

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(unaudited)

Net income (loss)	$(28,900)	$1,165	$(18,543)	$(1,016)

Other comprehensive income (loss), net of tax:
Marketable securities	(5,358)	3,730	(7,144)	2,199
Currency translation	1,188	(980)	(11,771)	1,851
Interest rate swap	-	(157)	-	(728)
Defined benefit pension plans	1,087	823	1,821	1,630
Other postretirement benefit plans	(137)	(132)	(273)	(264)

Total other comprehensive income (loss), net	(3,220)	3,284	(17,367)	4,688

Comprehensive income (loss)	(32,120)	4,449	(35,910)	3,672
Comprehensive income attributable to noncontrolling interest	367	320	682	608

Comprehensive income (loss) attributable to NL stockholders	$(32,487)	$4,129	$(36,592)	$3,064

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2016

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
	(unaudited)

Balance at December 31, 2015	$6,086	$300,543	$88,679	$(245,358)	$15,301	$165,251

Net income (loss)	-	-	(1,624)	-	608	(1,016)
Other comprehensive income, net of tax	-	-	-	4,688	-	4,688
Issuance of NL common stock	2	35	-	-	-	37
Dividends	-	-	-	-	(166)	(166)
Other, net	-	96	-	-	12	108

Balance at June 30, 2016	$6,088	$300,674	$87,055	$(240,670)	$15,755	$168,902

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(18,543)	$(1,016)
Depreciation and amortization	1,802	1,889
Deferred income taxes	(17,372)	(534)
Equity in losses of Kronos Worldwide, Inc.	42,984	653
Dividends received from Kronos Worldwide, Inc.	10,566	10,566
Cash funding of benefit plans in excess of net benefit plan expense	(757)	(146)
Other, net	280	328
Change in assets and liabilities:
Accounts and other receivables, net	(4,220)	(3,710)
Inventories, net	632	851
Prepaid expenses and other	(41)	(605)
Accounts payable and accrued liabilities	1,618	(2,599)
Income taxes	(5)	(4)
Accounts with affiliates	(1,516)	8
Accrued environmental remediation and related costs	1,993	1,980
Other noncurrent assets and liabilities, net	(4,672)	(166)

Net cash provided by operating activities	12,749	7,495

Cash flows from investing activities:
Capital expenditures	(1,994)	(1,684)
Change in restricted cash equivalents, net	-	(51)
Proceeds from the sale of marketable securities	255	-
Purchase of marketable securities	(251)	-

Net cash used in investing activities	(1,990)	(1,735)

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	(164)	(166)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	10,595	5,594
Cash and cash equivalents at beginning of period	72,560	96,462

Cash and cash equivalents at end of period	$83,155	$102,056

Supplemental disclosure - cash paid for:
Income taxes, net	$1,585	$55

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2016, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on March 10, 2016 (the 2015 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2015 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2015) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2016 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2015 Consolidated Financial Statements contained in our 2015 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	June 30,
	2015	2016
	(In thousands)
Trade receivables - CompX	$8,847	$12,457
Accrued insurance recoveries	138	226
Other receivables	79	70
Allowance for doubtful accounts	(87)	(71)

Total	$8,977	$12,682

     Accrued insurance recoveries are discussed in Note 13.

Note 3 – Inventories, net:

	December 31,	June 30,
	2015	2016
	(In thousands)
Raw materials	$2,807	$2,813
Work in process	9,346	8,832
Finished products	2,945	2,479

Total	$15,098	$14,124

Note 4 – Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized loss
		(In thousands)
December 31, 2015
Valhi common stock	1	$19,260	$24,347	$(5,087)

June 30, 2016
Valhi common stock	1	$22,566	$24,347	$(1,781)

At December 31, 2015 and June 30, 2016, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi.  See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2015 and June 30, 2016, the quoted per share market price of Valhi common stock was $1.34 and $1.57, respectively.

With respect to our investment in Valhi stock, our cost basis had exceeded its market value at December 2015, but we considered such decline in market price to be temporary, as the aggregate market value of our investment in Valhi common stock exceeded our cost basis as of April 19, 2016.  At June 30, 2016, our cost basis had exceeded its market value continuously since June 24, 2016, but we also consider such decline in market price to be temporary, as the aggregate market value of our investment in Valhi stock exceeded our cost basis as of July 13, 2016.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2015 and June 30, 2016, we owned approximately 35.2 million shares of Kronos common stock.  At June 30, 2016, the quoted market price of Kronos’ common stock was $5.25 per share, or an aggregate market value of $184.9 million.  At December 31, 2015, the quoted market price was $5.64 per share, or an aggregate market value of $198.6 million.

The change in the carrying value of our investment in Kronos during the first six months of 2016 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$140.7
Equity in losses of Kronos	(.7)
Dividends received from Kronos	(10.6)
Equity in Kronos' other comprehensive income (loss):
Marketable securities	.1
Currency translation	2.8
Interest rate swap	(1.1)
Defined benefit pension plans	1.8

Balance at the end of the period	$133.0

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2015	2016
	(In millions)
Current assets	$710.8	$697.4
Property and equipment, net	429.5	439.6
Investment in TiO2 joint venture	82.9	76.3
Other noncurrent assets	19.5	21.1

Total assets	$1,242.7	$1,234.4

Current liabilities	$201.7	$218.6
Long-term debt	337.2	336.5
Accrued pension and postretirement benefits	209.4	208.6
Other noncurrent liabilities	32.5	34.1
Stockholders' equity	461.9	436.6

Total liabilities and stockholders' equity	$1,242.7	$1,234.4

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In millions)
Net sales	$360.2	$356.1	$725.3	$674.5
Cost of sales	313.7	300.6	601.4	578.6
Income (loss) from operations	(10.4)	10.5	21.8	10.2
Income tax expense	145.1	3.9	154.5	2.5
Net income (loss)	(159.8)	1.7	(141.4)	(2.1)

Note 6 – Other noncurrent assets, net:

	December 31,	June 30,
	2015	2016
	(In thousands)
Pension asset	$1,303	$1,420
Restricted cash	1,273	1,279
Other	755	879

Total	$3,331	$3,578

Note 7 – Accrued and other current liabilities:

	December 31,	June 30,
	2015	2016
	(In thousands)
Employee benefits	$8,438	$5,940
Professional fees	698	416
Payables to affiliates:
Income taxes - Valhi	40	32
Other	180	196
Income taxes	5	5
Other	1,422	1,880

Total	$10,783	$8,469

Note 8 – Other noncurrent liabilities:

	December 31,	June 30,
	2015	2016
	(In thousands)
Reserve for uncertain tax positions	$12,186	$12,186
Insurance claims and expenses	663	627
Other	787	783

Total	$13,636	$13,596

Our reserve for uncertain tax positions is discussed in Note 11.

Note 9 – Long-term debt:

During the first six months of 2016, we had no borrowings under our promissory note with Valhi, and at June 30, 2016, the full $40 million was available for borrowing under this facility.  The amount of any such loan Valhi would make to us is at Valhi’s discretion.

Note 10 – Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$45,326	$(1,336)	$47,112	$195
Other comprehensive income - unrealized gains (losses) arising during the year	(5,358)	3,730	(7,144)	2,199

Balance at end of period	$39,968	$2,394	$39,968	$2,394

Currency translation:
Balance at beginning of period	$(167,132)	$(169,553)	$(154,173)	$(172,384)
Other comprehensive income (loss)	1,188	(980)	(11,771)	1,851

Balance at end of period	$(165,944)	$(170,533)	$(165,944)	$(170,533)

Interest rate swap:
Balance at beginning of period	$-	$(1,016)	$-	$(445)
Other comprehensive loss:
Unrealized losses arising during the year	-	(269)	-	(952)
Less reclassification adjustment for amounts included in interest expense	-	112	-	224

Balance at end of period	$-	$(1,173)	$-	$(1,173)

Defined benefit pension plans:
Balance at beginning of period	$(74,526)	$(71,905)	$(75,260)	$(72,712)
Other comprehensive income - amortization of net losses included in net periodic pension cost	1,087	823	1,821	1,630

Balance at end of period	$(73,439)	$(71,082)	$(73,439)	$(71,082)

OPEB plans:
Balance at beginning of period	$146	$(144)	$282	$(12)
Other comprehensive loss - amortization of prior service credit and net gains included in net periodic OPEB cost	(137)	(132)	(273)	(264)

Balance at end of period	$9	$(276)	$9	$(276)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(196,186)	$(243,954)	$(182,039)	$(245,358)
Other comprehensive income (loss)	(3,220)	3,284	(17,367)	4,688

Balance at end of period	$(199,406)	$(240,670)	$(199,406)	$(240,670)

See Note 12 for amounts related to our defined benefit pension plans and OPEB plans.

Note 11 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(17.3)	$.6	$(14.2)	$(.5)
Rate differences on equity in earnings (losses) of Kronos	(3.2)	(.1)	(4.7)	.2
Adjustment to the reserve for uncertain tax positions, net	-	-	(3.0)	-
Nontaxable income	(.1)	-	(.2)	(.2)
U.S. state income taxes and other, net	-	(.2)	.1	-

Income tax expense (benefit)	$(20.6)	$.3	$(22.0)	$(.5)

Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(20.6)	$.3	$(22.0)	$(.5)
Other comprehensive income (loss):
Marketable securities	(2.8)	2.0	(3.8)	1.2
Currency translation	.7	(.5)	(6.3)	1.0
Interest rate swap	-	(.1)	-	(.4)
Pension plans	.6	.5	1.0	.9
OPEB plans	(.1)	-	(.2)	(.1)

Total	$(22.2)	$2.2	$(31.3)	$2.1

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $10.6 million in the first six months of 2015 and 2016.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos represents the net tax (benefit) associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

Kronos has substantial net operating losses in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined that such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax expense of $150.3 million in the second quarter of 2015 as a valuation allowance against Kronos’ net deferred income tax assets in such jurisdictions.  Kronos recognized $2.9 million of deferred tax expense in the second quarter and first six months of 2016 as additional valuation allowance against additional losses in such jurisdictions.  The rate difference related to our equity in losses of Kronos in the second quarter and first six months of 2015 and 2016 includes our equity in such non-cash deferred income tax expense recognized by Kronos.

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

In the first six months of 2015, we recognized a first quarter non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

Note 12 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In thousands)
Interest cost	$635	$601	$1,204	$1,193
Expected return on plan assets	(875)	(736)	(1,676)	(1,471)
Recognized actuarial losses	350	477	676	908

Total	$110	$342	$204	$630

Postretirement benefits – The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In thousands)
Interest cost	$27	$24	$54	$48
Amortization of prior service credit	(156)	(136)	(311)	(271)
Recognized actuarial gains	(26)	(38)	(51)	(76)

Total	$(155)	$(150)	$(308)	$(299)

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2015 and June 30, 2016, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2016 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$113,133
Additions charged to expense, net	3,024
Payments, net	(1,044)

Balance at the end of the period	$115,113

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$11,385
Noncurrent liability	103,728

Balance at the end of the period	$115,113

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At June 30, 2016, we had accrued approximately $115 million related to approximately 40 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $173 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At June 30, 2016, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any,  and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 103 of these types of cases pending, involving a total of approximately 588 plaintiffs.  In addition, the claims of approximately 8,692 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state court.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.

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

Note 14 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, on

August 3, 2016 CompX entered into an unsecured revolving demand promissory note with Valhi whereby CompX has agreed to loan Valhi up to $40 million.  CompX’s loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2017.  The amount of CompX’s outstanding loans to Valhi at any time is at its discretion.

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2015 and June 30, 2016:

	December 31, 2015		June 30, 2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$100,981	$100,981	$106,734	$106,734
Noncontrolling interest in CompX common stock	15,301	18,878	15,755	19,136

The fair value of our noncontrolling interest in CompX stockholders’ equity is based upon its quoted market price at each balance sheet date, which represents a Level 1 input.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 16 – Recent accounting pronouncements not yet adopted:

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

Results of operations

Net income (loss) overview

Quarter ended June 30, 2016 compared to the quarter ended June 30, 2015

Our net income attributable to NL stockholders was $.9 million, or $.02 per share, in the second quarter of 2016 compared to net loss attributable to NL stockholders of $29.2 million, or $.60 per share, in the second quarter of 2015.  As more fully described below, the increase in our earnings per share from 2015 to 2016 is primarily due to the net effects of:

•	equity in earnings from Kronos in 2016 of $.5 million compared to equity in losses from Kronos in 2015 of $48.6 million,
•	lower income from operations attributable to CompX of $.6 million, and
•	lower environmental remediation and related costs in 2016 of $2.2 million.

Our 2016 net income attributable to NL stockholders includes:

•

loss of $.01 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ recognition of a deferred income tax asset valuation allowance related to its German and Belgian operations.

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

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Our net loss attributable to NL stockholders was $1.6 million, or $.03 per share, in the first six months of 2016 compared to net loss attributable to NL stockholders of $19.2 million, or $.39 per share, in the first six months of 2015.  As more fully described below, the increase in our earnings per share from 2015 to 2016 is primarily due to the net effects of:

•	equity in losses from Kronos in 2016 of $.7 million compared to equity in losses from Kronos in 2015 of $43.0 million,
•	lower income from operations attributable to CompX of $.9 million,
•	lower insurance recoveries in 2016 of $3.1 million primarily related to an insurance recovery settlement for certain past lead pigment litigation defense costs in the first quarter of 2015,
•	a first quarter non-cash income tax benefit in 2015 related to a net reduction in our reserve for uncertain tax positions of $3.0 million, and
•	lower litigation fees and related costs in 2016 of $1.1 million.

Our 2016 net loss attributable to NL stockholders includes:

•	income of $.01 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ insurance settlement gain related to a 2014 business interruption claim, and
•

loss of $.01 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ recognition of a deferred income tax asset valuation allowance related to its German and Belgian operations.

Our 2015 net loss attributable to NL stockholders includes:

•

loss of $.61 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ recognition of a deferred income tax asset valuation allowance related to its German and Belgian operations,

•	loss of $.07 per share, net of income taxes, included in our equity in losses of Kronos related to certain workforce reduction charges recognized by Kronos,
•	income of $.06 per share related to a net reduction of our reserve for uncertain tax positions, and
•	income of $.04 per share, net of income taxes, related to insurance recoveries we recognized.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2015	2016	Change	2015	2016	Change
	(In millions)			(In millions)
CompX	$4.3	$3.7	(14)%	$8.0	$7.1	(12)%
Insurance recoveries	.3	.2	-	3.4	.3	(90)
Corporate expense	(5.7)	(3.3)	(41)	(9.5)	(9.0)	(5)
Income (loss) from operations	$(1.1)	$.6	156	$1.9	$(1.6)	(183)

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2015	2016	Change	2015	2016	Change
	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$(48.6)	$.5	101%	$(43.0)	$(.7)	98%
Interest and dividend income	.3	.4	34	.6	.8	25

CompX International Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2015	2016	Change	2015	2016	Change
	(In milllions)			(In millions)
Net sales	$28.9	$27.1	(6)%	$56.8	$54.2	(5)%
Cost of sales	19.8	18.6	(6)	39.1	37.5	(4)
Gross margin	9.1	8.5	(7)	17.7	16.7	(6)
Operating costs and expenses	4.8	4.8	(2)	9.7	9.6	(1)
Income from operations	$4.3	$3.7	(14)	$8.0	$7.1	(12)

Percentage of net sales:
Cost of sales	68%	69%		69%	69%
Gross margin	32	31		31	31
Operating costs and expenses	17	18		17	18
Income from operations	15	14		14	13

Net sales – Net sales decreased $1.8 million in the second quarter of 2016 and $2.6 million in the first six months of 2016 compared to the respective periods in 2015, primarily due to CompX’s Security Products business sales in 2015 for a government security end-user that, as expected, did not recur in 2016.  For the six months ended June 2016, the decrease in CompX’s Security Products business sales was partially offset by increased CompX Marine Components business sales to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales as a percentage of sales increased less than 1% in the second quarter and first six months of 2016 compared to the same periods in 2015.  As a result, gross margin as a percentage of net sales decreased slightly over the same periods. Gross margin dollars decreased due to lower sales in CompX’s Security Products business.  The decrease in gross margin percentage is primarily due to decreased leverage of fixed manufacturing costs as a result of decreased production volumes during the second quarter and first six months of 2016 partially offset by improved variable contribution margins attributable to relative changes in customer and product mix, primarily in CompX’s Security Products business.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on property, plant and equipment.  Operating costs and expenses for the second quarter and first six months of 2016 were comparable to the same periods in 2015.

Income from operations – As a percentage of net sales, income from operations for the second quarter and first six months of 2016 decreased compared to the same periods in 2015 and was primarily impacted by the factors impacting gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended June 30,		%	Six months ended June 30,		%
	2015	2016	Change	2015	2016	Change
	(In millions)			(In millions)
Net sales:
Security Products	$25.0	$23.2	(7)%	$49.7	$46.6	(6)%
Marine Components	3.9	3.9	1	7.1	7.6	7
Total net sales	$28.9	$27.1	(6)	$56.8	$54.2	(5)

Gross margin:
Security Products	$8.0	$7.4	(8)	$15.8	$14.7	(7)
Marine Components	1.1	1.1	-	1.9	2.0	6
Total gross margin	$9.1	$8.5	(7)	$17.7	$16.7	(6)

Income from operations:
Security Products	$5.3	$4.8	(9)	$10.2	$9.3	(9)
Marine Components	.6	.6	(8)	.9	.9	3
Corporate operating expenses	(1.6)	(1.7)	4	(3.1)	(3.1)	1
Total income from operations	$4.3	$3.7	(14)	$8.0	$7.1	(12)

Gross margin:
Security Products	32%	32%		32%	32%
Marine Components	29	28		27	27
Total gross margin	32	31		31	31
Income from operations margin:
Security Products	21%	21%		21%	20%
Marine Components	16	14		12	12
Total income from operations margin	15	14		14	13

Security Products – Security Products net sales decreased 7% in the second quarter of 2016 and 6% in the first six months of 2016 compared to the same periods last year.  The decrease in sales is primarily due to a decrease of approximately $1.6 million and $3.2 million in sales for a government security end-user that did not recur in the second quarter or first six months of 2016, respectively. Gross margin and income from operations as a percentage of sales for the second quarter and first six months of 2016 decreased compared to the same periods in 2015 primarily due to decreased leverage of fixed costs and operating costs and expenses as a result of decreased production volumes, partially offset by improved variable contribution margins attributable to changes in customer and product mix.

Marine Components – Marine Components net sales increased 1% and 7% in the second quarter and first six months of 2016, respectively, as compared to the same periods last year.  The increase in sales for the first six months of 2016 is primarily due to improved demand for products sold to the waterski/wakeboard boat market.  Gross margin and income from operations as a percentage of net sales for the second quarter of 2016 decreased from the same period in 2015.  Due to recent shifts in customer and product mix that temporarily reduced required stocking levels, Marine Components’ production volumes for the second quarter of 2016 were lower than the same period in 2015, resulting in decreased leverage of fixed costs and operating costs and expenses in the current period.  Gross margin and income from operations as a percentage of net sales for the first six months of 2016 were comparable to the same period in 2015.

Outlook – Security Products sales for the first half of 2016 were comparable to the first half of 2015 except for approximately $3.2 million in 2015 sales for a government security end-user project which did not recur in 2016.  We continue to benefit from innovation and diversification in our product offerings, particularly with respect to the recreational boat markets served by our Marine Components business.  With the exception of the nonrecurring sales of over $5 million in all of 2015 for the single government security end-user (including the $3.2 million in the first half of the year), and in the absence of any improvement in general economic conditions, current year sales are expected to remain relatively comparable to prior year.  We will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in existing markets, to expand into new markets and to further develop new and current customers, products and features in order to mitigate the impact of changes in demand and broaden our sales base.  Any success in these efforts could lead to sales and profitability levels in the second half of 2016 greater than otherwise anticipated.

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

Corporate expense – Corporate expenses were $3.3 million in the second quarter of 2016, $2.4 million lower than in the second quarter of 2015 primarily due to lower environmental remediation and related costs in 2016.  Included in corporate expense in the second quarter of 2015 and 2016 are:

•	environmental remediation and related costs of $.3 million in 2016 compared to $2.5 million in 2015, and
•	litigation fees and related costs of $.8 million in 2016 compared to $1.0 million in 2015.

Corporate expenses were $9.0 million in the first six months of 2016, $.5 million lower than in the first six months of 2015 primarily due to lower litigation fees and related costs in 2016.  Included in corporate expense in the first six months of 2015 and 2016 are:

•	environmental remediation and related costs of $3.1 million in 2016 compared to $2.6 million in 2015, and
•	litigation and related costs of $1.7 million in 2016 compared to $2.8 million in 2015.

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

Income tax expense – We recognized an income tax expense of $.3 million in the second quarter of 2016 compared to income tax benefit of $20.6 million in the second quarter of 2015 and an income tax benefit of $.5 million in the first six months of 2016 compared to an income tax benefit of $22.0 million in the first six months of 2015.  Our income tax benefit in the first six months of 2015 includes a first quarter non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $10.6 million in each of the first six months of 2015 and 2016.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was 9.7% in the first six months of 2016 and 45.9% in the first six months of 2015.  Kronos has substantial net operating losses in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined that such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax expense of $150.3 million in the second quarter of 2015 as a valuation allowance against Kronos’ net deferred income tax assets in such jurisdictions.  Kronos recognized $2.9 million of deferred tax expense in the second quarter of 2016 as additional valuation allowance against additional losses in such jurisdictions.  Our equity in losses of Kronos in the second quarter and first six months of 2015 and 2016 includes our equity in such non-cash deferred income tax expense recognized by Kronos.  See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2016 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the second quarter and year-to-date periods of 2015 and 2016.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2015	2016	Change	2015	2016	Change
	(In millions)			(In millions)
Net sales	$360.2	$356.1	(1)%	$725.3	$674.5	(7)%
Cost of sales	313.7	300.6	(4)%	601.4	578.6	(4)%
Gross margin	$46.5	$55.5		$123.9	$95.9

Income (loss) from operations	$(10.4)	$10.5	201%	$21.8	$10.2	(53)%
Other, net	.1	.2		.3	.4
Interest expense	(4.4)	(5.1)		(9.0)	(10.2)
Income (loss) before income taxes	(14.7)	5.6		13.1	.4
Income tax expense	145.1	3.9		154.5	2.5
Net income (loss)	$(159.8)	$1.7		$(141.4)	$(2.1)

Percentage of net sales:
Cost of sales	87%	84%		83%	86%
Income (loss) from operations	(3)%	3%		3%	2%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(48.6)	$.5		$(43.0)	$(.7)

TiO2 operating statistics:
Sales volumes*	139	149	7%	270	287	6%
Production volumes*	140	131	(7)%	265	262	(1)%

Change in TiO2 net sales:
TiO2 product pricing			(7)%			(11)%
TiO2 sales volumes			7			6
TiO2 product mix/other			(2)			(1)
Changes in currency exchange rates			1			(1)
Total			(1)%			(7)%

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of third-party feedstock ore.

Current industry conditions – Due to competitive pressures, Kronos’ average selling prices decreased throughout 2015 and, to a much lesser extent, into the first quarter of 2016.   Kronos’ average selling prices at the beginning of 2016 were 17% lower as compared to the beginning of 2015.  In the second quarter of 2016, Kronos’ average selling prices began to rise due to the implementation of previously-announced price increases.  Kronos’ average selling prices at the end of the second quarter of 2016 were 4% higher than at the end of the first quarter of 2016 and 2% higher than at the end of 2015, with higher prices in most major markets except Latin America.  Kronos experienced higher sales volumes in European, North American and export markets in the second quarter and first half of 2016 as compared to the second quarter and first half of 2015, partially offset by slightly lower volumes in the Latin American market in 2016 as compared to the same periods of 2015.

Kronos operated its production facilities at overall average capacity utilization rates of 96% in the first six months of 2016 (approximately 97% and 95% of practical capacity in the first and second quarters, respectively) compared to approximately 97% in the first six months of 2015 (93% and 100% in the first and second quarters of

2015, respectively).  Kronos’ production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Kronos experienced moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 which continued into the first half of 2016.  Given the time lag between when third-party feedstock ore is purchased and when the TiO2 product produced with such ore is reflected in its cost of sales, Kronos’ cost of sales per metric ton of TiO2 sold declined throughout 2015 and into the first half of 2016.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first six months of 2016 was lower than its cost of sales per metric ton of TiO2 sold in the first six months of 2015 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the second quarter of 2016 decreased 1%, or $4.1 million, compared to the second quarter of 2015 primarily due to the net effect of a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $25 million) and a 7% increase in sales volumes (which increased net sales by approximately $25 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 7% in the second quarter of 2016 compared to the second quarter of 2015 primarily due to higher sales in European, North American and export markets, partially offset by lower sales in Latin America.  Kronos’ sales volumes in the second quarter of 2016 set a new overall record for a second quarter.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $5 million as compared to the second quarter of 2015.

Kronos’ net sales in the first six months of 2016 decreased 7%, or $50.8 million, compared to the first six months of 2015 primarily due to the net effect of an 11% decrease in average TiO2 selling prices (which decreased net sales by approximately $80 million) and a 6% increase in sales volumes (which increased net sales by approximately $44 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 6% in the first six months of 2016 as compared to the first six months of 2015 primarily due to higher sales in European, North American and export markets, partially offset by lower sales in Latin America.  Kronos’ sales volumes in the first half of 2016 set a new overall record for a first-six-months period.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates decreased its net sales by approximately $6 million as compared to the first six months of 2015.

Cost of sales – Kronos’ cost of sales decreased $13.1 million or 4% in the second quarter of 2016 compared to the second quarter of 2015 due to the net impact of lower raw materials and other production costs of approximately $17 million (primarily lower third-party feedstock ore costs), approximately $2.0 million in savings resulting from workforce reductions implemented in 2015 as part of a restructuring plan designed to improve Kronos’ long-term cost structure, a 7% increase in sales volumes, a 7% decrease in TiO2 production volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales in 2015 includes approximately $10.7 million of severance costs related to workforce reductions.  Kronos’ cost of sales as a percentage of net sales decreased to 84% in the second quarter of 2016 compared to 87% in the same period of 2015, as the favorable effects of lower raw materials and other production costs and the impact of the $10.7 million second quarter 2015 workforce reduction charge classified in cost of sales, and associated cost savings from such workforce reduction realized in the second quarter of 2016, more than offset the unfavorable impact of lower average selling prices and lower production volumes, as discussed above.

Kronos’ cost of sales decreased $22.8 million or 4% in the first six months of 2016 compared to the same period in 2015 primarily due to the net impact of lower raw materials and other production costs of approximately $23 million (primarily lower third-party feedstock ore costs), approximately $4.0 million in savings resulting from workforce reductions implemented in 2015, a 6% increase in sales volumes, and currency fluctuations (primarily the euro).  Kronos’ cost of sales in 2015 includes approximately $10.7 million of severance costs related to workforce reductions.

Kronos’ cost of sales as a percentage of net sales increased to 86% in the first six months of 2016 compared to 83% in the same period of 2015, as the unfavorable impact of lower average selling prices more than offset the favorable effects of lower raw materials and other production costs and the impact of the $10.7 million second quarter 2015 workforce reduction charge classified in cost of sales and associated cost savings from such workforce reduction realized in the first six months of 2016, as discussed above.

Other operating income and expense, net – Kronos’ other operating income and expense, net in the second quarter of 2016 was $45.0 million, a decrease of $11.9 million compared to the second quarter of 2015.  Kronos’ other operating expense in the second quarter of 2015 includes $10.4 million of severance costs related to workforce reductions classified in selling, general and administrative expense.  In addition, Kronos’ other operating expense decreased in the second quarter of 2016 due to approximately $3.0 million in cost savings realized in 2016 from workforce reductions implemented in 2015, and other operating income and expense in the second quarter of 2016 includes an insurance settlement gain of $1.4 million related to a 2014 business interruption claim.

Kronos’ other operating income and expense, net in the first six months of 2016 was $85.7 million, a decrease of $16.4 million compared to the first six months of 2015.  Kronos’ other operating expense in the second quarter of 2015 includes $10.4 million of severance costs related to workforce reductions classified in selling, general and administrative expense.  In addition, Kronos’ other operating expense decreased in the first six months of 2016 due to approximately $5.5 million in cost savings realized in 2016 from workforce reductions implemented in 2015, and other operating income and expense in the first six months of 2016 also includes an insurance settlement gain of $3.4 million related to a 2014 business interruption claim.

Gross margin and income (loss) from operations – Kronos’ income from operations increased by $20.9 million compared to the second quarter of 2015.  Income (loss) from operations as a percentage of net sales increased to 3% in the second quarter of 2016 from (3)% in the same period of 2015.  This increase was driven by the increase in gross margin percentage, which increased to 16% for the second quarter of 2016 compared to 13% for the second quarter of 2015, and the impact of the $10.4 million second quarter 2015 workforce reduction charge classified in selling, general and administrative expense and the associated cost savings from such workforce reduction realized in the second quarter of 2016 of $3.0 million.  As discussed and quantified above, Kronos’ gross margin percentage increased primarily due to the net effect of lower raw material and other production costs (including 2015 workforce reduction charges of $10.7 million classified as cost of sales and the associated $2.0 million of cost savings from such workforce reduction realized in 2016), higher sales volumes, lower selling prices and lower production volumes.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $4 million in the second quarter of 2016 as compared to the same period in 2015, as discussed below.

Kronos’ income from operations decreased by $11.6 million compared to the first six months of 2015.  Income from operations as a percentage of net sales decreased to 2% in the first six months of 2016 from 3% in the same period of 2015.  This decrease was driven by the decline in gross margin, which decreased to 14% for the first six months of 2016 compared to 17% for the first six months of 2015, partially offset by the impact of the $10.4 million second quarter 2015 workforce reduction charge classified in selling, general and administrative expense and the associated cost savings from such workforce reductions realized in the first six months of 2016 of $5.5 million.  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the net effect of lower selling prices, lower raw material and other production costs (including 2015 workforce reduction charges of $10.7 million classified as cost of sales and the associated $4.0 million of cost savings from such workforce reduction realized in 2016), and higher sales volumes.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $11 million in the first six months of 2016 as compared to the same period in 2015.

Other non-operating income (expense) – Kronos’ interest expense increased $.7 million, or 16%, in the second quarter of 2016 compared to the second quarter of 2015.  Kronos’ interest expense increased $1.2 million, or 13%, in the first six months of 2016 compared to 2015 primarily due to higher average debt levels in 2016.  Kronos currently expects its interest expense for all of 2016 will be comparable to 2015.

Income tax expense – Kronos recognized income tax expense of $3.9 million in the second quarter of 2016 compared to income tax expense of $145.1 million in the second quarter of 2015.  As discussed below, Kronos’ income tax expense in the second quarter of 2016 and 2015 includes a non-cash deferred income tax expense of $2.9 million and $150.3 million, respectively, related to the recognition of a deferred income tax asset valuation allowance for its German and Belgian operations.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations is generally lower than the income tax rates applicable to Kronos’ U.S. operations.

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $683 million for German corporate purposes and $96 million for German trade tax purposes, respectively, at December 31, 2015) and in Belgium (the equivalent of $86 million for Belgian corporate tax purposes at December 31, 2015), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, Kronos had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) Kronos utilized a portion of such carryforwards during the most recent three-year period, and (iii) Kronos expected to utilize the remainder of the carryforwards over the long term.  Kronos had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given Kronos’ operating results during the second quarter of 2015 and Kronos’ expectations at that time for its operating results for the remainder of 2015, which had been driven in large part by the trend in Kronos’ average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, Kronos did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both its German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of its German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  Kronos recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by its German and Belgian operations during such period.  Such valuation allowance aggregated $168.9 million at December 31, 2015.  Kronos recognized an additional non-cash deferred income tax asset valuation allowance during the first half of 2016 of $2.9 million, all of which was recognized in the second quarter. Kronos continues to believe it will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, Kronos’ ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as Kronos is able to reverse the valuation allowance in full, to the extent Kronos generates additional losses in Germany or Belgium in the intervening periods, Kronos’ effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as Kronos is able to reverse the valuation allowance in full, to the extent Kronos generates income in Germany or Belgium in the intervening periods, its effective income tax rate would also be impacted by the existence of such valuation allowance, because such income may be recognized without any associated net income tax expense, subject to certain NOL usage limitations, as Kronos would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact Kronos’ ability to reverse the valuation allowance in full.  Consistent with Kronos’ expectation regarding its consolidated results of operations in the remainder of 2016 (as discussed below under the “Outlook” subsection), Kronos currently believes it is likely its German and Belgian operations will report improved operating results in 2016 as compared to 2015.  However Kronos currently does not expect that its German and Belgian operating results would improve to such an extent in 2016 that reversal of the valuation allowance in full would be supported by the presence of sufficient positive evidence.

Kronos recognized income tax expense of $2.5 million in the first six months of 2016 compared to income tax expense of $154.5 million in the same period last year.  As discussed above, Kronos’ income tax expense in the first six months of 2016 and 2015 includes a second quarter non-cash deferred income tax expense of $2.9 million and $150.3 million, respectively, related to the recognition of a deferred income tax asset valuation allowance for its German and Belgian operations.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations are generally lower than the income tax rates applicable to Kronos’ U.S. operations.  Excluding the effect of any increase or decrease in Kronos’ deferred income tax asset valuation allowance, Kronos would generally expect its overall effective tax rate to be lower than the U.S. federal statutory rate of 35% primarily because of its non-U.S. operations.  Kronos’ effective income tax rate in the first six months of 2015, excluding the impact of the deferred income tax asset valuation allowances Kronos recognized, was lower than the U.S. federal statutory tax rate of 35%.  However, as a result of Kronos’ estimated annual effective tax rate at June 30, 2015, Kronos’ non-U.S. rate reconciling items increased its effective tax rate but this increase was more than offset by tax benefits related to nondeductible expenses and its reserve for uncertain tax positions.  Kronos’ effective income tax rate in the first six months of 2016, excluding the impact of the deferred income tax asset valuation allowances Kronos recognized, was higher than the U.S. federal statutory rate of 35%.  Although Kronos reported positive pre-tax earnings in the first six months of 2016, Kronos recognized a net income tax benefit in the first six months of 2016, excluding the impact of the deferred income tax asset valuation it recognized, primarily because Kronos is required under ASC 740-270 to compute the interim tax provision by calculating an estimated annual effective tax rate.  Because the estimate is based on full year income, the tax rate differences may not have a meaningful relationship to quarterly or year-to-date interim pre-tax income and may produce unusual and unexpected relationships to other tax rate reconciling items.  Excluding the impact of the deferred income tax asset valuation allowance Kronos recognized, its effective income tax rate and the net income tax benefit recognized in the first six months of 2016 is not indicative of the effective income tax rate or income tax expense (benefit) Kronos would expect for the full year of 2016, in part given the near break-even pre-tax results Kronos recognized in the first six months of 2016.

Effects of Currency Exchange Rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of its sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently its non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all Kronos’ production facilities, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when its non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  Kronos periodically uses currency forward contracts to manage a portion of its currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts Kronos holds from time to time serves in part to mitigate the currency transaction gains or losses it would otherwise recognize from the first two items described above.  Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates

three months ended June 30, 2016 vs. June 30, 2015

	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2016 vs. 2015
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$5	$5
Income from operations	-	2	2	2	4

The $5 million increase in Kronos’ net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into more U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $4 million net increase in income from operations comprised the following:

•

approximately $2 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the Norwegian krone and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by Kronos’ non-U.S. operations became equivalent to a greater amount of local currency in the 2016 period as compared to the 2015 period, and

•

approximately $2 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on Kronos’ income from operations in 2016 as compared to 2015, as the positive impact of the weaker U.S. dollar on euro-denominated sales was more than offset by the unfavorable effect of euro-denominated operating costs being translated into more U.S. dollars in 2016 as compared to 2015).

Impact of changes in currency exchange rates

six months ended June 30, 2016 vs. June 30, 2015

	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2016 vs. 2015
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(6)	$(6)
Income from operations	1	4	3	8	11

The $6 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian ooperations are denominated in the U.S. Dollar.

The $11 million net increase in income from operations comprised the following:

•

approximately $3 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by Kronos’ non-U.S. operations became equivalent to a greater amount of local currency in the 2016 period as compared to the 2015 period, and

•

approximately $8 million of net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on Kronos’ income from operations in 2016 as compared to 2015, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2016 as compared to 2015).

Outlook

During the first half of 2016 Kronos operated its production facilities at 96% of practical capacity.  Kronos expects its production volumes to be higher in 2016 as compared to 2015, as its production rates in 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.  Assuming global economic conditions do not deteriorate, Kronos expects its sales volumes to be higher in 2016 as compared to 2015.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos experienced moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 which continued into the first half of 2016.  Given the time lag between when third-party feedstock ore is purchased and when the TiO2 product produced with such ore is reflected in its cost of sales, Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2016 was lower than its cost of sales per metric ton of TiO2 sold in the first half of 2015 (excluding the effect of changes in currency exchange rates).  Kronos expects its cost of sales per metric ton of TiO2 sold for the remainder of 2016 will be lower than its per-metric ton cost in the comparable periods of 2015, due in part to the favorable effect of the workforce reductions and other cost reduction initiatives Kronos implemented beginning in the second quarter of 2015 as well as some expected additional modest improvement in the cost of feedstock ore.

Kronos started 2016 with selling prices 17% lower than the beginning of 2015, and prices declined by an additional 1% in the first quarter of 2016.  In the second quarter of 2016, Kronos’ average selling prices began to rise due to the implementation of previously-announced price increases.  Kronos’ average selling prices at the end of the second quarter of 2016 were 4% higher than at the end of the first quarter of 2016, and 2% higher than at the end of 2015. Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2015.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first half of 2016, Kronos continues to see evidence of strengthening demand for its TiO2 products in certain of its primary markets.  Kronos and its major competitors have announced price increases, which Kronos began implementing in the second quarter of 2016, as contracts have allowed.  The extent to which Kronos will be able to achieve any additional price increases in the near term will depend on market conditions.

Kronos initiated a restructuring plan in 2015 designed to improve its long-term cost structure.  As part of such plan, Kronos implemented certain voluntary and involuntary workforce reductions during 2015 at certain of its facilities impacting approximately 160 individuals.  Such workforce reductions are expected to result in approximately $19 million of annual cost savings, including $9.4 million realized during the first six months of 2016.  These workforce reductions are not expected to negatively impact Kronos’ ability to operate its production facilities at their practical capacity rates.  In addition to the workforce reductions implemented in 2015, Kronos is also in the process of implementing other cost reduction initiatives throughout the organization, including the implementation of continued process productivity improvements.

Overall, Kronos expects income from operations in 2016 will be higher as compared to 2015 as a result of:

•	the favorable effects of anticipated higher sales and production volumes in 2016,
•	the favorable effect of lower-cost third party feedstock ore,

•	the expected cost savings from workforce reductions and other cost reduction initiatives throughout the organization, and
•	the expected implementation of price increases.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of relative customer inventory levels during the recent past and the resulting adverse effect on global TiO2 pricing, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely, and announcements have been made regarding the closure of certain facilities.  Given the lead time required for production capacity expansions, a shortage of TiO2 could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

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

Net cash provided by operating activities was $7.5 million in the first six months of 2016 compared to $12.7 million in the first six months of 2015.  The $5.2 million net decrease in cash provided by operating activities includes the net effects of:

•	higher amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2016 of $2.7 million,
•	lower cash received for insurance recoveries in 2016 of $3.2 million,
•	lower cash paid for income taxes in 2016 of $1.5 million, due to lower taxable earnings, and
•	lower income from operations of CompX in 2016 of $.9 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended June 30,
	2015	2016
	(In millions)
Net cash provided by operating activities:
CompX	$.6	$1.9
NL Parent and wholly-owned subsidiaries	13.2	6.7
Eliminations	(1.1)	(1.1)
Total	$12.7	$7.5

Changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter.  Overall, our June 30, 2016 days sales outstanding compared to December 31, 2015 is in line with our expectations.  As shown below, our total average number of days in inventory decreased from December 31, 2015 to June 30, 2016 as a result of the seasonal increase in sales during the second quarter of 2016 as compared to the fourth quarter 2015 and the temporary reduction in stocking levels at CompX’s Marine Components business.  For comparative purposes, we have provided information for December 31, 2014 and June 30, 2015 below.

	December 31,	June 30,	December 31,	June 30,
	2014	2015	2015	2016
Days sales outstanding	32 days	41 days	31 days	42 days
Days in inventory	90 days	74 days	76 days	69 days

Investing and financing activities

In the first six months of 2016, we spent $1.7 million in capital expenditures, substantially all of which related to CompX.  Cash flows from financing activities in the first six months of 2016 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At June 30, 2016, NL and CompX did not have any outstanding debt obligations.

Kronos’ North American and European revolvers and its term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at June 30, 2016.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At June 30, 2016, we had aggregate cash, cash equivalents and restricted cash of $106.7 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$51.3
NL Parent and wholly-owned subsidiaries	55.4
Total	$106.7

In addition, at June 30, 2016 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $22.6 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at June 30, 2016 with an aggregate market value of $184.9 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2017) including any amounts CompX might loan from time to time under the terms of its new revolving loan to Valhi discussed in Note 14 to our Condensed Consolidated Financial Statements (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At June 30, 2016, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any amounts from Valhi during the remainder of 2016 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2016 approximated $.4 million.  CompX’s 2016 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2016, based on the number of shares of common stock of these affiliates we own as of June 30, 2016 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at June 30, 2016	Current Quarterly Dividend Rate	Annual Expected Dividend
	(In millions)		(In millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.1
Total expected annual dividends			$24.4

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2016.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2016.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 13 to our Condensed Consolidated Financial Statements, our 2015 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016  for descriptions of certain legal proceedings.

EPEC Polymers, Inc., v.  NL Industries, Inc., (United States District Court for the District of New Jersey, Case 3:12-cv-03842-PGS-TJB).  In April 2016, the case was stayed and administratively terminated pending court-ordered mediation.  If the mediation is unsuccessful, the case will become active and we will continue to defend vigorously against all of the claims.

In June 2016, NL and one other party received special notice from EPA for Operable Unit 2 of the Madison County Mines Superfund Site near Fredericktown, Missouri.  The Site includes several mining properties in Madison County, Missouri.  Operable Unit 2 is a former cobalt mine and refinery that is now owned by another mining company.  In the special notice, EPA requested that NL and the other mining company agree to perform a Remedial Investigation/Feasibility Study for Operable Unit 2.  NL initiated a dialog with EPA regarding the special notice.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2015 Annual Report.

Item 6.	Exhibits

10.1

Unsecured Revolving Demand Promissory Note dated August 3, 2016 in the original principal amount of $40.0 million executed by Valhi, Inc. and payable to the order of CompX International Inc. – incorporated by reference to Exhibit 10.1 to the Quarterly Report of CompX International Inc. (File No. I-13905) for the quarter ended June 30, 2016.

10.2

Ninth Amended and Restated Unsecured Revolving Demand Promissory Note dated August 3, 2016 in the original principal amount of $60.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.1 to the Quarterly Report of Kronos Worldwide, Inc. (File No. 001-31763) for the quarter ended June 30, 2016.

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

NL INDUSTRIES, INC.
(Registrant)

Date: August 5, 2016	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: August 5, 2016	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)