Form 10-Q
period 2016-09-30
NL INDUSTRIES INC
filed 2016-11-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on October 28, 2016:  48,705,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2015	2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,462	$100,995
Restricted cash and cash equivalents	3,246	3,336
Accounts and other receivables, net	8,977	13,282
Inventories, net	15,098	14,638
Prepaid expenses and other	981	856

Total current assets	124,764	133,107

Other assets:
Notes receivable from affiliate	—	10,700
Marketable securities	19,260	33,058
Investment in Kronos Worldwide, Inc.	140,695	138,550
Goodwill	27,156	27,156
Other assets, net	3,331	3,658
Deferred income taxes	11	11

Total other assets	190,453	213,133

Property and equipment:
Land	5,138	5,146
Buildings	21,502	22,812
Equipment	64,051	65,443
Construction in progress	1,567	873

	92,258	94,274
Less accumulated depreciation	58,152	60,657

Net property and equipment	34,106	33,617

Total assets	$349,323	$379,857

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
	2015	2016
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,557	$5,387
Accrued and other current liabilities	10,783	10,091
Accrued environmental remediation and related costs	8,668	13,361

Total current liabilities	24,008	28,839

Noncurrent liabilities:
Accrued pension costs	14,155	13,586
Accrued postretirement benefits (OPEB) costs	2,773	2,595
Accrued environmental remediation and related costs	104,465	103,450
Deferred income taxes	25,035	31,651
Other	13,636	13,567

Total noncurrent liabilities	160,064	164,849

Equity:
NL stockholders' equity:
Common stock	6,086	6,088
Additional paid-in capital	300,543	300,674
Retained earnings	88,679	94,427
Accumulated other comprehensive loss	(245,358)	(231,080)

Total NL stockholders' equity	149,950	170,109

Noncontrolling interest in subsidiary	15,301	16,060

Total equity	165,251	186,169

Total liabilities and equity	$349,323	$379,857

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Net sales	$26,505	$28,404	$83,314	$82,586
Cost of sales	18,387	19,005	57,471	56,496

Gross margin	8,118	9,399	25,843	26,090

Selling, general and administrative expense	4,684	4,926	14,402	14,547
Other operating income (expense):
Insurance recoveries	113	76	3,480	399
Other income	74	—	91	5
Corporate expense	(2,659)	(4,555)	(12,146)	(13,538)

Income (loss) from operations	962	(6)	2,866	(1,591)

Equity in earnings (losses) of Kronos Worldwide, Inc.	(3,600)	6,776	(46,584)	6,123
Other income - interest and dividend income	294	430	878	1,160

Income (loss) before income taxes	(2,344)	7,200	(42,840)	5,692

Income tax benefit	(3,581)	(560)	(25,534)	(1,052)

Net income (loss)	1,237	7,760	(17,306)	6,744
Noncontrolling interest in net income of subsidiary	294	388	976	996

Net income (loss) attributable to NL stockholders	$943	$7,372	$(18,282)	$5,748

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$.02	$.15	$(.38)	$.12

Weighted average shares used in the calculation of net income (loss) per share	48,692	48,706	48,687	48,699

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
	(unaudited)
Net income (loss)	$1,237	$7,760	$(17,306)	$6,744

Other comprehensive income (loss), net of tax:
Marketable securities	(34,513)	6,983	(41,657)	9,182
Currency translation	(3,538)	1,777	(15,309)	3,628
Interest rate swap	(733)	145	(733)	(583)
Defined benefit pension plans	902	817	2,723	2,447
Other postretirement benefit plans	(137)	(132)	(410)	(396)

Total other comprehensive income (loss), net	(38,019)	9,590	(55,386)	14,278

Comprehensive income (loss)	(36,782)	17,350	(72,692)	21,022
Comprehensive income attributable to noncontrolling interest	294	388	976	996

Comprehensive income (loss) attributable to NL stockholders	$(37,076)	$16,962	$(73,668)	$20,026

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2016

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid—in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
	(unaudited)
Balance at December 31, 2015	$6,086	$300,543	$88,679	$(245,358)	$15,301	$165,251

Net income	—	—	5,748	—	996	6,744
Other comprehensive income, net of tax	—	—	—	14,278	—	14,278
Issuance of NL common stock	2	35	—	—	—	37
Dividends	—	—	—	—	(249)	(249)
Other, net	—	96	—	—	12	108

Balance at September 30, 2016	$6,088	$300,674	$94,427	$(231,080)	$16,060	$186,169

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2015	2016
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(17,306)	$6,744
Depreciation and amortization	2,699	2,847
Deferred income taxes	(20,978)	(1,080)
Equity in earnings of Kronos Worldwide, Inc.	46,584	(6,123)
Dividends received from Kronos Worldwide, Inc.	15,849	15,849
Cash funding of benefit plans in excess of net benefit plan expense	(1,116)	(267)
Other, net	348	385
Change in assets and liabilities:
Accounts and other receivables, net	(2,583)	(4,303)
Inventories, net	1,246	280
Prepaid expenses and other	(40)	125
Accounts payable and accrued liabilities	(1,805)	50
Income taxes	—	(4)
Accounts with affiliates	(1,497)	(34)
Accrued environmental remediation and related costs	1,596	3,679
Other noncurrent assets and liabilities, net	(4,700)	(259)

Net cash provided by operating activities	18,297	17,889

Cash flows from investing activities:
Capital expenditures	(2,570)	(2,354)
Change in restricted cash equivalents, net	348	(53)
Notes receivable from affiliate:
Loans	—	(15,100)
Proceeds from collection	—	4,400
Proceeds from the sale of marketable securities	255	—
Purchase of marketable securities	(251)	—

Net cash used in investing activities	(2,218)	(13,107)

Cash flows from financing activities —
Distributions to noncontrolling interests in subsidiary	(247)	(249)

Cash and cash equivalents — net change from:
Operating, investing and financing activities	15,832	4,533
Cash and cash equivalents at beginning of period	72,560	96,462

Cash and cash equivalents at end of period	$88,392	$100,995

Supplemental disclosure — cash paid for:
Income taxes, net	$1,587	$61

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At September 30, 2016, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on March 10, 2016 (the 2015 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2015 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2015) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2016 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2015 Consolidated Financial Statements contained in our 2015 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	September 30,
	2015	2016
	(In thousands)
Trade receivables — CompX	$8,847	$13,110
Accrued insurance recoveries	138	92
Other receivables	79	150
Allowance for doubtful accounts	(87)	(70)

Total	$8,977	$13,282

Accrued insurance recoveries are discussed in Note 13.

Note 3 – Inventories, net:

	December 31,	September 30,
	2015	2016
	(In thousands)
Raw materials	$2,807	$2,739
Work in process	9,346	9,143
Finished products	2,945	2,756

Total	$15,098	$14,638

Note 4 – Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In thousands)
December 31, 2015
Valhi common stock	1	$19,260	$24,347	$(5,087)

September 30, 2016
Valhi common stock	1	$33,058	$24,347	$8,711

At December 31, 2015 and September 30, 2016, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi.  See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2015 and September 30, 2016, the quoted per share market price of Valhi common stock was $1.34 and $2.30, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2015 and September 30, 2016, we owned approximately 35.2 million shares of Kronos common stock.  At September 30, 2016, the quoted market price of Kronos’ common stock was $8.29 per share, or an aggregate market value of $292.0 million.  At December 31, 2015, the quoted market price was $5.64 per share, or an aggregate market value of $198.6 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2016 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$140.7
Equity in earnings of Kronos	6.1
Dividends received from Kronos	(15.8)
Equity in Kronos' other comprehensive income (loss):
Marketable securities	.3
Currency translation	5.6
Interest rate swap	(.9)
Defined benefit pension plans	2.6

Balance at the end of the period	$138.6

Selected financial information of Kronos is summarized below:

	December 31,	September 30,
	2015	2016
	(In millions)
Current assets	$710.8	$690.5
Property and equipment, net	429.5	446.6
Investment in TiO2 joint venture	82.9	79.8
Other noncurrent assets	19.5	24.6

Total assets	$1,242.7	$1,241.5

Current liabilities	$201.7	$206.5
Long-term debt	337.2	336.0
Accrued pension and postretirement benefits	209.4	210.3
Other noncurrent liabilities	32.5	33.8
Stockholders' equity	461.9	454.9

Total liabilities and stockholders' equity	$1,242.7	$1,241.5

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
	(In millions)
Net sales	$336.5	$356.1	$1,061.8	$1,030.6
Cost of sales	293.3	280.6	894.7	859.2
Income (loss) from operations	(3.2)	28.0	18.6	38.2
Income tax expense (benefit)	(7.4)	0.7	147.1	3.2
Net income (loss)	(11.8)	22.2	(153.2)	20.1

Note 6 – Other noncurrent assets, net:

	December 31,	September 30,
	2015	2016
	(In thousands)
Pension asset	$1,303	1,434
Restricted cash	1,273	$1,279
Other	755	945

Total	$3,331	$3,658

Note 7 – Accrued and other current liabilities:

	December 31,	September 30,
	2015	2016
	(In thousands)
Employee benefits	$8,438	$7,457
Professional fees	698	290
Payables to affiliates:
Income taxes - Valhi	40	11
Other	180	179
Income taxes	5	7
Other	1,422	2,147

Total	$10,783	$10,091

Note 8 – Other noncurrent liabilities:

	December 31,	September 30,
	2015	2016
	(In thousands)
Reserve for uncertain tax positions	$12,186	$12,186
Insurance claims and expenses	663	639
Other	787	742

Total	$13,636	$13,567

Our reserve for uncertain tax positions is discussed in Note 11.

Note 9 – Long-term debt:

During the first nine months of 2016, we had no borrowing under our promissory note with Valhi, and at September 30, 2016, the full $40 million was available for borrowing under this facility.  The amount of any such loan Valhi would make to us is at Valhi’s discretion.

Note 10 – Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$39,968	$2,394	$47,112	$195
Other comprehensive income - unrealized gains (losses) arising during the year	(34,513)	6,983	(41,657)	9,182

Balance at end of period	$5,455	$9,377	$5,455	$9,377

Currency translation:
Balance at beginning of period	$(165,944)	$(170,533)	$(154,173)	$(172,384)
Other comprehensive income (loss)	(3,538)	1,777	(15,309)	3,628

Balance at end of period	$(169,482)	$(168,756)	$(169,482)	$(168,756)

Interest rate swap:
Balance at beginning of period	$—	$(1,173)	$—	$(445)
Other comprehensive loss:
Unrealized gains (losses) arising during the year	$(733)	$32	$(733)	$(920)
Less reclassification adjustment for amounts included in interest expense	—	113	—	337

Balance at end of period	$(733)	$(1,028)	$(733)	$(1,028)

Defined benefit pension plans:
Balance at beginning of period	$(73,439)	$(71,082)	$(75,260)	$(72,712)
Other comprehensive income - amortization of net losses included in net periodic pension cost	902	817	2,723	2,447

Balance at end of period	$(72,537)	$(70,265)	$(72,537)	$(70,265)

OPEB plans:
Balance at beginning of period	$9	$(276)	$282	$(12)
Other comprehensive loss - amortization of prior service credit and net gains included in net periodic OPEB cost	(137)	(132)	(410)	(396)

Balance at end of period	$(128)	$(408)	$(128)	$(408)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(199,406)	$(240,670)	$(182,039)	$(245,358)
Other comprehensive income (loss)	(38,019)	9,590	(55,386)	14,278

Balance at end of period	$(237,425)	$(231,080)	$(237,425)	$(231,080)

See Note 12 for amounts related to our defined benefit pension plans and OPEB plans.

Note 11 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(.8)	$2.5	$(15.0)	$2.0
Rate differences on equity in earnings (losses) of Kronos	(2.7)	(3.0)	(7.4)	(2.8)
Adjustment to the reserve for uncertain tax positions, net	—	—	(3.0)	—
Nontaxable income	(.1)	(.2)	(.3)	(.4)
U.S. state income taxes and other, net	.1	.1	.2	.1

Income tax expense (benefit)	$(3.5)	$(.6)	$(25.5)	$(1.1)

Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(3.5)	$(.6)	$(25.5)	$(1.1)
Other comprehensive income (loss):
Marketable securities	(18.6)	3.7	(22.4)	4.9
Currency translation	(2.0)	1.0	(8.3)	2.0
Interest rate swap	(.4)	.1	(.4)	(.3)
Pension plans	.5	.4	1.5	1.3
OPEB plans	—	(.1)	(.2)	(.2)

Total	$(24.0)	$4.5	$(55.3)	$6.6

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $15.8 million in the first nine months of 2015 and 2016.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos represents the net tax (benefit) associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

Kronos has substantial net operating losses in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined that such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax expense of $150.3 million in the second quarter of 2015 as a valuation allowance against Kronos’ net deferred income tax assets in such jurisdictions.  Kronos recognized an additional $2.3 million non-cash deferred income tax asset valuation allowance during the third quarter of 2015 and recognized an aggregate $2.1 million non-cash deferred income tax asset valuation allowance in the first nine months of 2016 (mostly in the second quarter) as additional valuation allowance against additional losses in such jurisdictions. The rate difference related to our equity in losses of Kronos in the third quarter and first nine months of 2015 and 2016 includes our equity in such non-cash deferred income tax expense recognized by Kronos.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns, including those of Kronos, and tax authorities have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  As a result of ongoing audits in in certain jurisdictions, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to the third quarter of 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether Kronos would agree to execute and finalize such agreements.  During the third quarter of 2016, Contran, as the ultimate parent of our U.S. Consolidated income tax group, executed and finalized an Advance Pricing Agreement with the U.S. Internal Revenue Service and Kronos’ Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (collectively, the “U.S.-Canada APA”) effective for tax years 2005 - 2015.  Pursuant to the terms of the U.S.-Canada APA, the U.S. and Canadian tax authorities agreed to certain prior year changes to taxable income of the U.S. and Canadian subsidiaries.  As a result of such agreed-upon changes, Kronos recognized a $5.6 million current U.S. income tax benefit in the third quarter of 2016.   In addition, Kronos’ Canadian subsidiary will incur a cash income tax payment of approximately CAD $3 million (USD $2.3 million) as a result of the U.S.-Canada APA, but such payment was fully offset by previously provided accruals.  Kronos currently expects the Advance Pricing Agreement between Canada and Germany (collectively, the “Canada-Germany APA”) to be executed and finalized within the next twelve months.  Kronos believes it has adequate accruals to cover any cash income tax payment which might result from the finalization of the Canada-Germany APA, and accordingly does not expect the execution of such APA to have a material adverse effect on its consolidated financial position, results of operations or liquidity.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. The rate difference related to our equity in losses of Kronos in the third quarter and first nine months of 2016 includes our equity in such current tax benefit recognized by Kronos.

In the first nine months of 2015, we recognized a first quarter non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

Note 12 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
	(In thousands)
Interest cost	$597	$585	$1,801	$1,778
Expected return on plan assets	(840)	(723)	(2,516)	(2,194)
Recognized actuarial losses	349	406	1,025	1,314

Total	$106	$268	$310	$898

Postretirement benefits – The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
	(In thousands)
Interest cost	$27	$24	$81	$72
Amortization of prior service credit	(155)	(135)	(466)	(406)
Recognized actuarial gains	(25)	(38)	(76)	(114)

Total	$(153)	$(149)	$(461)	$(448)

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

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead—based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

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

New cases may continue to be filed against us.  We do not know if we will incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable.  The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates.  We do not know if actual costs will exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we do not know if costs will be incurred for sites where no estimates presently can be made.  Further, additional environmental and related matters may arise in the future.  If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2015 and September 30, 2016, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2016 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$113,133
Additions charged to expense, net	5,090
Payments, net	(1,412)

Balance at the end of the period	$116,811

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$13,361
Noncurrent liability	103,450

Balance at the end of the period	$116,811

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At September 30, 2016, we had accrued approximately $117 million related to approximately 42 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $160 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At September 30, 2016, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any,  and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Note 14 – Related party transactions:

From time to time, we may have loans and advances outstanding between us and various related parties pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments, and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we had incurred third-party indebtedness.  While certain of these loans to affiliates may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have considered the credit risks in the terms of the applicable loans.  In this regard, on   August 3, 2016 CompX entered into an unsecured revolving demand promissory note with Valhi whereby CompX has agreed to loan Valhi up to $40 million.  CompX’s loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2017.  The amount of CompX’s outstanding loans to Valhi at any time is at its discretion.  At September 30, 2016, the outstanding principal balance receivable from Valhi under the promissory note was $10.7 million.

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure at December 31, 2015 and September 30, 2016:

	December 31, 2015		September 30, 2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$100,981	$100,981	$105,611	$105,611
Note receivable from affiliate	—	—	10,700	10,700
Noncontrolling interest in CompX common stock	15,301	18,878	16,060	19,269

The fair value of our noncontrolling interest in CompX stockholders’ equity is based upon its quoted market price at each balance sheet date, which represents a Level 1 input.  The fair value of our variable-rate promissory note receivable from affiliate is deemed to approximate book value using Level 2 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects related to the recognition, measurement, presentation and disclosure of financial instruments.  The ASU requires equity investments (except for those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to generally be measured at fair value with changes in fair value recognized in net income.  The amendment also requires a number of other changes,  including among others: simplifying the impairment assessment for equity instruments without readily determinable fair values; eliminating the requirement for public business entities to disclose method and assumptions used to determine fair value for financial instruments measured at amortized cost; requiring an exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requiring separate presentation of financial assets and liabilities by measurement category and form of asset.  The changes indicated above will be effective for us beginning in the first quarter of 2018, with prospective application required, and early adoption is not permitted.  The most significant aspect of adopting this ASU will be the requirement to recognize changes in fair value of our available-for-sale marketable equity securities in net income (currently changes in fair value of such securities are recognized in other comprehensive income).

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This standard provides guidance on eight specific cash flow issues including:  debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, distributions from equity method investees and separately identifiable cash flows and application of the predominance principle.  The new standard is effective for us beginning with the first quarter of 2018.  ASU 2016-15 is to be adopted with retrospective presentation and early adoption is permitted provided all provisions are adopted.   We have not yet determined when we will adopt ASU 2016-15.  The adoption of the standard will not have a material effect on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. Currently an entity would not recognize the income tax consequences of an intra-entity transfer of assets other than inventory until final disposition to a third—party.  Under the new guidance an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. No additional disclosures are required under this pronouncement.  This standard is effective for us in the first quarter of 2018 and early adoption is permitted.  From time to time we engage in intra-entity asset transfers that may fall under the new guidance but we do not expect the adoption of this standard to have a material effect on our Consolidated Financial Statements.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  Statements in this report including, but not limited to, statements found in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information.  In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

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

Results of operations

Net income (loss) overview

Quarter ended September 30, 2016 compared to the quarter ended September 30, 2015

Our net income attributable to NL stockholders was $7.4 million, or $.15 per share, in the third quarter of 2016 compared to $.9 million, or $.02 per share, in the third quarter of 2015.  As more fully described below, the increase in our earnings per share from 2015 to 2016 is primarily due to the net effects of:

•	equity in earnings from Kronos in 2016 of $6.8 million compared to equity in losses from Kronos in 2015 of $3.6 million,
•	higher income from operations attributable to CompX of $1.1 million, and
•	higher environmental remediation and related costs in 2016 of $2.1 million.

Our 2015 net income attributable to NL stockholders includes:

•	loss of $.03 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ recognition of an other-than-temporary impairment charge in a marketable equity security.

Our 2016 net income attributable to NL stockholders includes:

•

income of $.02 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Our net income attributable to NL stockholders was $5.7 million, or $.12 per share, in the first nine months of 2016 compared to net loss attributable to NL stockholders of $18.3 million, or $.38 per share, in the first nine months of 2015.  As more fully described below, the increase in our earnings per share from 2015 to 2016 is primarily due to the net effects of:

•	equity in earnings from Kronos in 2016 of $6.1 million compared to equity in losses from Kronos in 2015 of $46.6 million,
•	lower insurance recoveries in 2016 of $3.1 million primarily related to an insurance recovery settlement for certain past lead pigment litigation defense costs in the first quarter of 2015,
•	a first quarter non-cash income tax benefit in 2015 related to a net reduction in our reserve for uncertain tax positions of $3.0 million,
•	higher environmental remediation and related costs in 2016 of $2.5 million, and
•	lower litigation fees and related costs in 2016 of $1.4 million.

Our 2016 net income attributable to NL stockholders includes:

•

income of $.02 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada.

•	income of $.01 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ insurance settlement gain related to a 2014 business interruption claim, and
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

•	loss of $.07 per share, net of income taxes, included in our equity in losses of Kronos related to certain workforce reduction charges recognized by Kronos,
•	income of $.06 per share related to a net reduction of our reserve for uncertain tax positions,
•	income of $.05 per share, net of income taxes, related to insurance recoveries we recognized, and
•	loss of $.03 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ recognition of an other-than-temporary impairment charge in a marketable equity security.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2015	2016	Change	2015	2016	Change
	(In millions)			(In millions)
CompX	$3.4	$4.5	32%	$11.4	$11.5	1%
Insurance recoveries	.1	.1	-	3.5	0.4	(89)
Other income, net	.1	-	(100)	.1	—	(100)
Corporate expense	(2.6)	(4.6)	77	(12.1)	(13.5)	12
Income (loss) from operations	$1.0	$—	(100)	$2.9	$(1.6)	(155)

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income (loss) from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2015	2016	Change	2015	2016	Change
	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$(3.6)	$6.8	289%	$(46.6)	$6.1	113%
Interest and dividend income	.3	.4	33	.9	1.2	33

CompX International Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2015	2016	Change	2015	2016	Change
	(In thousands)			(In thousands)
Net sales	$26,505	$28,404	7%	$83,314	$82,586	(1)%
Cost of sales	18,387	19,005	3	57,471	56,496	(2)
Gross margin	8,118	9,399	16	25,843	26,090	1
Operating costs and expenses	4,684	4,926	5	14,402	14,547	1
Income from operations	$3,434	$4,473	30	$11,441	$11,543	1

Percentage of net sales:
Cost of sales	69%	67%		69%	68%
Gross margin	31	33		31	32
Operating costs and expenses	18	17		17	18
Income from operations	13	16		14	14

Net sales – Net sales increased $1.9 million in the third quarter of 2016 due to higher Security Product sales to existing government customers.  Net sales decreased $.7 million in the first nine months of 2016 compared to the respective periods in 2015, primarily due to CompX’s Security Products business sales in 2015 for a government security end-user that, as expected, did not recur in 2016.  CompX’s overall decrease was partially offset by higher third quarter sales in its Security Products and Marine Components businesses.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales as a percentage of sales decreased 2.5% in the third quarter of 2016 compared to the same period in 2015 due to manufacturing efficiencies and fixed cost leverage resulting from increased manufacturing volume.  As a result, gross profit as a percentage of net sales increased over the same period. As a percentage of net sales, cost of goods for the first nine months of 2016 decreased slightly compared to the same period in 2015 due to the operating improvements resulting from the favorable third quarter volumes. As a result, gross profit as a percentage of net sales increased over the same period. Gross profit dollars increased $1.3 million for the third quarter of 2016 due to higher sales in the Security Products segment.  Gross profit dollars for the first nine months of 2016 are comparable to the same period in 2015.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative related personnel costs, sales commissions and advertising expenses, as well as gains and losses on property, plant and equipment.  Operating costs and expenses for the third quarter and first nine months of 2016 were comparable to the same periods in 2015.

Income from operations – As a percentage of net sales, income from operations for the third quarter and first nine months of 2016 increased compared to the same periods in 2015 and was primarily impacted by the factors impacting gross profit percentage and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended September 30,		%	Nine months ended September 30,		%
	2015	2016	Change	2015	2016	Change
	(In thousands)			(In thousands)
Net sales:
Security Products	$23,115	$24,680	7%	$72,831	$71,289	(2)%
Marine Components	3,390	3,724	10	10,483	11,297	8
Total net sales	$26,505	$28,404	7	$83,314	$82,586	(1)

Gross margin:
Security Products	$7,182	$8,311	16	$23,005	$22,980	—
Marine Components	936	1,088	16	2,838	3,110	10
Total gross margin	$8,118	$9,399	16	$25,843	$26,090	1

Income from operations:
Security Products	$4,455	$5,421	22	$14,656	$14,676	—
Marine Components	422	547	30	1,288	1,436	11
Corporate operating expenses	(1,443)	(1,495)	(4)	(4,503)	(4,569)	(1)
Total income from operations	$3,434	$4,473	30	$11,441	$11,543	1

Gross margin:
Security Products	31%	34%		32%	32%
Marine Components	28	29		27	28
Total gross margin	31	33		31	32
Income from operations margin:
Security Products	19%	22%		20%	21%
Marine Components	12	15		12	13
Total income from operations margin	13	16		14	14

Security Products — Security Products net sales increased $1.6 million, or 7%, in the third quarter of 2016 compared to the same period in 2015, primarily due to a net increase in sales to existing government customers of $1.2 million. As previously disclosed, net sales in 2015 included substantial project related sales for a government security end-user that, as expected, did not recur in 2016. During the third quarter of 2016, CompX was awarded a substantial new project for the same customer which began to ship in August and is expected to continue through the end of the year. Third quarter sales under the new initiative were slightly greater than the $1.7 million of nonrecurring project related sales realized in the third quarter of 2015. This offset to the prior year nonrecurring revenue, along with higher sales to other existing government customers and improved sales to distribution customers contributed to the third quarter Security Products sales increase over 2015.

Security Products net sales decreased $1.5 million, or 2%, in the first nine months of 2016 compared to the same period last year primarily due to approximately $4.9 million of nonrecurring sales related to the aforementioned government security end-user project. Including the new project for the same customer with initial shipments in the third quarter of 2016 and improved year-to-date sales to other government customers, net sales to existing government customers for the first nine months of 2016 decreased $2.0 million from a year ago. Aside from government customers, sales into OEM markets for the first nine months of 2016 were mixed, but sales to distribution customers have increased approximately $0.9 million over the prior year period.

Gross profit margin and operating income as a percent of sales for the third quarter of 2016 increased compared to the same period in 2015 primarily due to manufacturing efficiencies and fixed cost leverage resulting from the increased manufacturing volume during the period. Gross profit margin and operating income as a percentage of sales for the first nine months of 2016 also increased compared to the same period in 2015. The year-to-date improvements are attributable to the favorable third quarter volume as these measures trailed prior year through the first six months of 2016.

Marine Components – Marine Components net sales increased 10% and 8% in the third quarter and first nine months of 2016, respectively, as compared to the same periods last year. The increase in sales for the third quarter and first nine months of 2016 is primarily due to improved demand for products sold to the waterski/wakeboard boat market. Gross profit margin and operating income as a percentage of sales increased for the third quarter and first nine months of 2016 compared to the same periods in 2015 due primarily to improved variable margins resulting from changes in customer and product mix.

Outlook – Security Products sales for the first nine months of 2016 trail the comparable prior year period by only $1.5 million despite approximately $4.9 million in 2015 sales related to a government security end-user project which did not recur in 2016. The revenue offset has been achieved primarily through increased sales to existing government customers and the substantial new project for a government customer that began shipping in August and is expected to be completed by the end of the year. Security Product sales to distributors have been marginally improved in 2016, while sales to OEM customers have been relatively flat, reflecting general economic conditions. We continue to benefit from innovation and diversification in our product offerings, particularly in the recreational boat markets served by our Marine Components segment. In the absence of significant change in general economic conditions, full year sales for 2016 are expected to approach 2015 levels.

We will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in existing markets, to expand into new markets and to further develop new and current customers, products, and features in order to mitigate the impact of changes in demand and broaden our sales base.

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

Corporate expense – Corporate expenses were $4.6 million in the third quarter of 2016, $2.0 million higher than in the third quarter of 2015 primarily due to higher environmental remediation and related costs in 2016 somewhat offset by lower litigation and related costs in 2016.  Included in corporate expense in the third quarter of 2015 and 2016 are:

•	environmental remediation and related costs of $2.1 million in 2016 compared to nil in 2015, and
•	litigation fees and related costs of $.6 million in 2016 compared to $.9 million in 2015.

Corporate expenses were $13.5 million in the first nine months of 2016, $1.4 million higher than in the first nine months of 2015 primarily due to higher environmental remediation and related costs in 2016.  Included in corporate expense in the first nine months of 2015 and 2016 are:

•	environmental remediation and related costs of $5.1 million in 2016 compared to $2.5 million in 2015, and
•	litigation and related costs of $2.3 million in 2016 compared to $3.7 million in 2015.

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

Income tax expense – We recognized an income tax benefit of $.6 million in the third quarter of 2016 compared to income tax benefit of $3.5 million in the third quarter of 2015 and an income tax benefit of $1.1 million in the first nine months of 2016 compared to an income tax benefit of $25.5 million in the first nine months of 2015.  Our income tax benefit in the first nine months of 2015 includes a first quarter non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $15.8 million in each of the first nine months of 2015 and 2016.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was (11.3)% in the first nine months of 2016 and 50.9% in the first nine months of 2015.  Kronos has substantial net operating losses in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined that such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax expense of $150.3 million in the second quarter of 2015 as a valuation allowance against Kronos’ net deferred income tax assets in such jurisdictions.  Kronos recognized an additional $2.3 million non-cash deferred income tax asset valuation allowance during the third quarter of 2015, and recognized an aggregate $2.1 million non-cash deferred income tax asset valuation allowance in the first nine months of 2016 (mostly in the second quarter) as additional valuation allowance against additional losses in such jurisdictions.  Our equity in losses of Kronos in the third quarter and first nine months of 2015 and 2016 includes our equity in such non-cash deferred income tax expense recognized by Kronos and is a significant reason why our effective tax rate attributable to our equity in losses of Kronos was 50.9% in the first nine months of 2015.  See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2016 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the third quarter and year-to-date periods of 2015 and 2016.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2015	2016	Change	2015	2016	Change
	(In millions)			(In millions)
Net sales	$336.5	$356.1	6%	$1,061.8	$1,030.6	(3)%
Cost of sales	293.3	280.6	(4)	894.7	859.2	(4)
Gross margin	$43.2	$75.5		$167.1	$171.4

Income (loss) from operations	$(3.2)	$28.0	975	$18.6	$38.2	105
Securities transactions, net	(12.0)	—		(12.0)	—
Other, net	.3	.1		.6	.5
Interest expense	(4.3)	(5.2)		(13.3)	(15.4)
Income (loss) before income taxes	(19.2)	22.9		(6.1)	23.3
Income tax expense (benefit)	(7.4)	0.7		147.1	3.2
Net income (loss)	$(11.8)	$22.2		$(153.2)	$20.1

Percentage of net sales:
Cost of sales	87%	79%		84%	83%
Income (loss) from operations	(1)	8		2	4

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(3.6)	$6.8		$(46.6)	$6.1

TiO2 operating statistics:
Sales volumes*	136	143	6%	406	430	6%
Production volumes*	132	139	5	397	401	1

Change in TiO2 net sales:
TiO2 product pricing			2%			(7)%
TiO2 sales volumes			6			6
TiO2 product mix/other			(1)			(1)
Changes in currency exchange rates			(1)			(1)
Total			6%			(3)%

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of third-party feedstock ore.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of market pressures.

Current industry conditions – Due to competitive pressures, Kronos’ average selling prices decreased throughout 2015 and, to a much lesser extent, into the first quarter of 2016.   Kronos’ average selling prices at the beginning of 2016 were 17% lower as compared to the beginning of 2015.  In the second quarter of 2016, Kronos’ average selling prices began to rise due to the implementation of previously-announced price increases and average selling prices continued to rise through the third quarter.  Kronos’ average selling prices at the end of the third quarter of 2016 were 6% higher than at the end of the second quarter of 2016 and 8% higher than at the end of 2015, with higher prices in all major markets.  Kronos experienced higher sales volumes in European, North American and export markets in the first nine months of 2016 as compared to the same period of 2015, partially offset by lower volumes in the Latin American market.

Kronos operated its production facilities at overall average capacity utilization rates of 97% in the first nine months of 2016 (approximately 97%, 95% and 100% of practical capacity in the first, second and third quarters, respectively) compared to approximately 96% in the first nine months of 2015 (93%, 100% and 95% in the first, second and third quarters of 2015, respectively).  Kronos’ production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Kronos experienced moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 which continued into the first nine months of 2016.  Given the time lag between when third-party feedstock ore is purchased and when the TiO2 product produced with such ore is reflected in its cost of sales, Kronos’ cost of sales per metric ton of TiO2 sold declined throughout 2015 and into the first nine months of 2016.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first nine months of 2016 was lower than its cost of sales per metric ton of TiO2 sold in the first nine months of 2015 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the third quarter of 2016 increased 6%, or $19.6 million, compared to the third quarter of 2015 primarily due to the net effect of a 2% increase in average TiO2 selling prices (which increased net sales by approximately $7 million) and a 6% increase in sales volumes (which increased net sales by approximately $20 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 6% in the third quarter of 2016 compared to the third quarter of 2015 primarily due to higher sales in North American and export markets, partially offset by lower sales in Latin America.  Kronos’ sales volumes in the third quarter of 2016 set a new overall record for a third quarter (sales volume in the second quarter of 2016 also set a new overall record for a second quarter).  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $2 million as compared to the third quarter of 2015.

Kronos’ net sales in the first nine months of 2016 decreased 3%, or $31.2 million, compared to the first nine months of 2015 primarily due to the net effect of a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $74 million) and a 6% increase in sales volumes (which increased net sales by approximately $64 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 6% in the first nine months of 2016 as compared to the first nine months of 2015 primarily due to higher sales in European, North American and export markets, partially offset by lower sales in Latin America.  Kronos’ sales volumes in the first nine months of 2016 set a new overall record for a first-nine-months period.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates decreased its net sales by approximately $8 million as compared to the first nine months of 2015.

Cost of sales – Kronos’ cost of sales decreased $12.7 million or 4% in the third quarter of 2016 compared to the third quarter of 2015 due to the net impact of lower raw materials and other production costs of approximately $20 million (primarily lower third-party feedstock ore costs), a 6% increase in sales volume, a 5% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales decreased to 79% in the third quarter of 2016 compared to 87% in the same period of 2015 due to the favorable effects of average selling prices, higher production volumes and lower raw materials and other production costs.

Kronos’ cost of sales decreased $35.5 million or 4% in the first nine months of 2016 compared to the same period in 2015 primarily due to the net impact of lower raw materials and other production costs of approximately $43 million (primarily lower third-party feedstock ore costs), approximately $4.5 million in savings resulting from workforce reductions implemented in 2015, a 6% increase in sales volumes, and currency fluctuations (primarily the euro).  Most of such $4.5 million of savings were recognized in the first six months of 2016, as a substantial portion of the workforce reductions had been implemented by July 1, 2015.  Kronos’ cost of sales in 2015 includes approximately $10.7 million of severance costs related to workforce reductions.

Kronos’ cost of sales as a percentage of net sales decreased to 83% in the first nine months of 2016 compared to 84% in the same period of 2015, as the favorable effects of lower raw materials and other production costs and the impact of the $10.7 million second quarter 2015 workforce reduction charge classified in cost of sales and associated cost savings from such workforce reduction realized in the first nine months of 2016 were offset by the unfavorable impact of lower average selling prices, as discussed above.

Other operating income and expense, net – Kronos’ other operating income and expense, net in the third quarter of 2016 was $47.5 million, an increase of $1.1 million compared to the third quarter of 2015.

Kronos’ other operating income and expense, net in the first nine months of 2016 was $133.2 million, a decrease of $15.3 million compared to the first nine months of 2015.  Kronos’ other operating expense in the first nine months of 2015 includes $10.8 million of severance costs related to workforce reductions classified in selling, general and administrative expense.  In addition, Kronos’ other operating expense decreased in the first nine months of 2016 due to approximately $5.5 million in cost savings realized in 2016 from workforce reductions implemented in 2015 along with an increase in other operating income due to the recognition of an insurance settlement gain of $3.4 million related to a 2014 business interruption claim.  Most of such $5.5 million of savings were recognized in the first six months of 2016, as a substantial portion of the workforce reductions had been implemented by July 1, 2015.

Gross margin and income (loss) from operations – Kronos’ income from operations increased by $31.2 million compared to the third quarter of 2015.  Income (loss) from operations as a percentage of net sales increased to 8% in the third quarter of 2016 from (1)% in the same period of 2015.  This increase was driven by the increase in gross margin percentage, which increased to 21% for the third quarter of 2016 compared to 13% for the third quarter of 2015.  As discussed and quantified above, Kronos’ gross margin percentage increased primarily due to the net effect of higher selling prices, lower raw material and other production costs, higher sales volumes and higher production volumes.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $2 million in the third quarter of 2016 as compared to the same period in 2015, as discussed below.

Kronos’ income from operations increased by $19.6 million compared to the first nine months of 2015.  Income from operations as a percentage of net sales increased to 4% in the first nine months of 2016 from 2% in the same period of 2015.  This increase was driven by the increase in gross margin, which increased to 17% for the first nine months of 2016 compared to 16% for the first nine months of 2015, partially offset by the impact of the $10.8 million second quarter 2015 workforce reduction charge classified in selling, general and administrative expense and the associated cost savings from such workforce reductions realized in the first nine months of 2016 of $5.5 million.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of lower selling prices, lower raw material and other production costs (including 2015 workforce reduction charges of $10.7 million classified as cost of sales and the associated $4.5 million of cost savings from such workforce reduction realized in 2016), and higher sales volumes.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $13 million in the first nine months of 2016 as compared to the same period in 2015.

Other non-operating income (expense) – Kronos recognized a $12.0 million pre-tax impairment charge in the third quarter of 2015 due to other-than-temporary impairment on Kronos’ investment in a marketable security held for sale.

Kronos’ interest expense increased $.9 million, or 21%, in the third quarter of 2016 compared to the third quarter of 2015 primarily due to its interest rate swap contract which was effective September 30, 2015 and higher average debt levels in the third quarter of 2016 compared to the third quarter of 2015.  Kronos’ interest expense increased $2.1 million, or 16%, in the first nine months of 2016 compared to 2015 primarily due to its interest rate swap and higher average debt levels in 2016.

Income tax expense – Kronos recognized income tax expense of $.7 million in the third quarter of 2016 compared to income tax benefit of $7.4 million in the third quarter of 2015.  As discussed below, Kronos’ income tax expense in the third quarter of 2016 includes a $5.6 million current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada.

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $683 million for German corporate purposes and $96 million for German trade tax purposes, respectively, at December 31, 2015) and in Belgium (the equivalent of $86 million for Belgian corporate tax purposes at December 31, 2015), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, Kronos had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) Kronos utilized a portion of such carryforwards during the most recent three-year period, and (iii) Kronos expected to utilize the remainder of the carryforwards over the long term.  Kronos had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given Kronos’ operating results during the second quarter of 2015 and Kronos’ expectations at that time for its operating results for the remainder of 2015, which had been driven in large part by the trend in Kronos’ average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, Kronos did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both its German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of its German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  Kronos recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by its German and Belgian operations during such period.  Such valuation allowance aggregated $168.9 million at December 31, 2015.  Kronos recognized an additional non-cash deferred income tax asset valuation allowance during the first nine months of 2016 of $2.1 million, most of which was recognized in the second quarter. Kronos continues to believe it will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, Kronos’ ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as Kronos is able to reverse the valuation allowance in full, to the extent Kronos generates additional losses in Germany or Belgium in the intervening periods, Kronos’ effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as Kronos is able to reverse the valuation allowance in full, to the extent Kronos generates income in Germany or Belgium in the intervening periods, its effective income tax rate would also be impacted by the existence of such valuation allowance, because such income may be recognized without any associated net income tax expense, subject to certain NOL usage limitations, as Kronos would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact Kronos’ ability to reverse the valuation allowance in full.  Consistent with Kronos’ expectation regarding its consolidated results of operations in the remainder of 2016 (as discussed below under the “Outlook” subsection), Kronos currently believes it is likely its German and Belgian operations will report improved operating results in 2016 as compared to 2015.  However Kronos currently does not expect that its German and Belgian operating results would improve to such an extent in 2016 that reversal of the valuation allowance in full would be supported by the presence of sufficient positive evidence.

Kronos recognized income tax expense of $3.2 million in the first nine months of 2016 compared to income tax expense of $147.1 million in the same period last year.  As discussed above, Kronos’ income tax expense in the first nine months of 2016 and 2015 includes a $5.6 million current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada.  Kronos’ income tax expense in the first nine months of 2016 and 2015 includes a non-cash deferred income tax expense of $2.1 million and $152.6 million, respectively, related to the recognition of a deferred income tax asset valuation allowance for its German and Belgian operations (mostly recognized in the second quarter of each respective year).  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations are generally lower than the income tax rates applicable to Kronos’ U.S. operations.  Excluding the effect of any increase or decrease in Kronos’ deferred income tax asset valuation allowance, Kronos would generally expect its overall effective tax rate to be lower than the U.S. federal statutory rate of 35% primarily because of its non-U.S. operations.  Kronos’ effective income tax rate in the first nine months of 2015, excluding the impact of the deferred income tax asset valuation allowances Kronos recognized, was higher than the U.S. federal statutory tax rate of 35%, primarily due to a current U.S. income tax benefit attributable to current year losses of one of its non-U.S. subsidiaries.  Kronos’ effective income tax rate in the first nine months of 2016, excluding the impact of the deferred income tax asset valuation allowances Kronos recognized, was lower than the U.S. federal statutory rate of 35%.  Excluding the impact of the deferred income tax asset valuation allowance Kronos recognized and the U.S.-Canada APA changes to prior year tax, Kronos expects its effective income tax rate to be lower than the U.S. federal statutory rate of 35% primarily because of non-U.S. operations.

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

Impact of changes in currency exchange rates

three months ended September 30, 2016 vs. September 30, 2015

	Transaction gains/(losses) recognized			Translation gain/loss— impact of rate changes	Total currency impact 2016 vs. 2015
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(2)	$(2)
Income from operations	(1)	(1)	—	2	2

The $2 million decrease in Kronos’ net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into less U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations are denominated in the U.S. dollar.

The $2 million net increase in Kronos’ income from operations is comprised primarily of approximately $2 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on Kronos’ income from operations in 2016 as compared to 2015, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into less U.S. dollars in 2016 as compared to 2015).

Impact of changes in currency exchange rates

nine months ended September 30, 2016 vs. September 30, 2015

	Transaction gains/(losses) recognized			Translation gain/loss— impact of rate changes	Total currency impact 2016 vs. 2015
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$—	$—	$—	$(8)	$(8)
Income from operations	1	3	2	11	13

The $8 million reduction in Kronos’ net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $13 million net increase in Kronos’ income from operations comprised the following:

•

approximately $2 million from net currency transaction gains caused primarily by a strengthening of the U.S. dollar relative to the euro, the Norwegian krone and the Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by its non-U.S. operations became equivalent to a greater amount of local currency in the 2016 period as compared to the 2015 period, and

•

approximately $11 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2016 as compared to 2015, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2016 as compared to 2015).

Outlook

During the first nine months of 2016 Kronos operated its production facilities at 97% of practical capacity.  Kronos expects its production volumes to be higher in 2016 as compared to 2015, as its production rates in 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.   Assuming global economic conditions do not deteriorate, Kronos expects sales volumes to be higher in 2016 as compared to 2015.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos experienced moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 which continued into the first nine months of 2016.  Given the time lag between when third-party feedstock ore is purchased and when the TiO2 product produced with such ore is reflected in Kronos’ cost of sales, Kronos’ cost of sales per metric ton of TiO2 sold in the first nine months of 2016 was lower than its cost of sales per metric ton of TiO2 sold in the first nine months of 2015 (excluding the effect of changes in currency exchange rates).  Kronos expects its cost of sales per metric ton of TiO2 sold for the full year of 2016 will be lower than its per-metric ton cost in the comparable periods of 2015, due in part to the favorable effect of the workforce reductions and other cost reduction initiatives it implemented beginning in the second quarter of 2015 as well as some expected additional modest improvement in the cost of feedstock ore.

Kronos started 2016 with selling prices 17% lower than the beginning of 2015, and prices declined by an additional 1% in the first quarter of 2016.  In the second quarter of 2016, Kronos’ average selling prices began to rise due to the implementation of previously-announced price increases and average selling prices continued to rise in the third quarter.  Kronos’ average selling prices at the end of the third quarter of 2016 were 6% higher than at the end of the second quarter of 2016, and 8% higher than at the end of 2015 but still lower than the beginning of 2015.  Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2015.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first nine months of 2016, Kronos continues to see evidence of strengthening demand for its TiO2 products in certain of its primary markets.  Kronos and its major competitors have announced price increases, which Kronos began implementing in the second quarter of 2016, as contracts have allowed.  The extent to which Kronos will be able to achieve any additional price increases in the near term will depend on market conditions.

Kronos initiated a restructuring plan in 2015 designed to improve its long-term cost structure.  As part of such plan, Kronos implemented certain voluntary and involuntary workforce reductions during 2015 at certain of its facilities impacting approximately 160 individuals.  Such workforce reductions are expected to result in approximately $19 million of annual cost savings.  Since the majority of workforce reductions had been implemented by July 1, 2015, the full year 2016 will not reflect this annual cost savings, as a portion of such annual cost savings were achieved in the second half of 2015 affecting year over year comparisons.  These workforce reductions are not expected to negatively impact Kronos’ ability to operate its production facilities at their practical capacity rates.  In addition to the workforce reductions implemented in 2015, Kronos is also in the process of implementing other cost reduction initiatives throughout the organization, including the implementation of continued process productivity improvements.

Overall, Kronos expects income from operations in 2016 will be higher as compared to 2015 as a result of:

•	the favorable effects of anticipated higher sales and production volumes in 2016,
•	the favorable effect of lower-cost third party feedstock ore,
•	the expected cost savings from workforce reductions, absence of restructuring fees paid in 2015, and other cost reduction initiatives throughout the organization, and
•	the expected implementation of price increases.

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

Net cash provided by operating activities was $17.9 million in the first nine months of 2016 compared to $18.3 million in the first nine months of 2015.  The $.4 million net decrease in cash provided by operating activities includes the net effects of:

•	higher amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2016 of $.6 million,
•	lower cash paid for income taxes in 2016 of $1.5 million, due to timing of tax payments, and
•	higher income from operations of CompX in 2016 of $.1 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended September 30,
	2015	2016
	(In millions)
Net cash provided by operating activities:
CompX	$6.7	$7.9
NL Parent and wholly-owned subsidiaries	13.2	11.6
Eliminations	(1.6)	(1.6)
Total	$18.3	$17.9

Changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to September as the result of a seasonal increase in sales during the third quarter as compared to the fourth quarter.  Overall, our September 30, 2016 days sales outstanding compared to December 31, 2015 is in line with our expectations.  As shown below, our total average number of days in inventory decreased from December 31, 2015 to September 30, 2016 as a result of the seasonal increase in sales during the third quarter of 2016 as compared to the fourth quarter 2015 and the temporary reduction in stocking levels at CompX’s Marine Components business.  For comparative purposes, we have provided information for December 31, 2014 and September 30, 2015 below.

	December 31,	September 30,	December 31,	September 30,
	2014	2015	2015	2016
Days sales outstanding	32 days	40 days	31 days	42 days
Days in inventory	90 days	76 days	76 days	70 days

Investing activities

Net cash used in investing activities totaled $13.1 million in the first nine months of 2016 and $2.2 million in the first nine months of 2015.  On August 3, 2016 CompX entered into an unsecured revolving demand promissory note with Valhi whereby CompX agreed to loan Valhi up to $40 million.  CompX’s loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2017.  The amount of outstanding loans to Valhi at any time is at CompX’s discretion.  During the third quarter of 2016, Valhi had borrowed a net $10.7 million under the promissory note ($15.1 million of gross borrowings and $4.4 million of gross repayments).  See Note 14 to the Condensed Consolidated Financial Statements.

We spent $2.4 million in capital expenditures during the first nine months of 2016, substantially all of which related to CompX.

Financing activities

Cash flows from financing activities in the first nine months of 2016 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At September 30, 2016, NL and CompX did not have any outstanding debt obligations.

Kronos’ North American and European revolvers and its term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at September 30, 2016.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At September 30, 2016, we had aggregate cash, cash equivalents and restricted cash of $105.6 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$45.4
NL Parent and wholly-owned subsidiaries	60.2
Total	$105.6

In addition, at September 30, 2016 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $33.1 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at September 30, 2016 with an aggregate market value of $292.0 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2017) including any amounts CompX might loan from time to time under the terms of its new revolving loan to Valhi discussed in Note 14 to our Condensed Consolidated Financial Statements (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $40 million on a revolving basis.  At September 30, 2016, we had no outstanding borrowings under this facility, and the full $40 million was available for future borrowing.  The amount of any such outstanding loan Valhi would make to us is at Valhi’s discretion.  We currently do not expect to be required to borrow any amounts from Valhi during the remainder of 2016 under this facility.

Capital Expenditures

Firm purchase commitments for capital projects in process at September 30, 2016 approximated $.4 million.  CompX’s 2016 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2016, based on the number of shares of common stock of these affiliates we own as of September 30, 2016 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at September 30, 2016	Current Quarterly Dividend Rate	Annual Expected Dividend
	(In millions)		(In millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.1
Total expected annual dividends			$24.4

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2016.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2016.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 13 to our Condensed Consolidated Financial Statements, our 2015 Annual Report and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016  and June 30, 2016 for descriptions of certain legal proceedings.

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

NL INDUSTRIES, INC.
(Registrant)

Date: November 7, 2016	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: November 7, 2016	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Controller, Principal Accounting Officer)