Form 10-K
period 2016-12-31
NL INDUSTRIES INC
filed 2017-03-10
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934:

For the fiscal year ended December 31, 2016

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

The aggregate market value of the 8.3 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2016 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $21.4 million.

As of February 28, 2017, 48,705,884 shares of the Registrant’s common stock were outstanding.

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

Organization

At December 31, 2016, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held an aggregate of 93% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and Serena Simmons Connelly may be deemed to control Contran, Valhi, and us.

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

Component Products CompX International Inc. - 87% owned at December 31, 2016

CompX manufactures engineered components that are sold to a variety of industries including recreational transportation (including boats), postal, office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment.  CompX has three production facilities in the United States.

Chemicals Kronos Worldwide, Inc. - 30% owned at December 31, 2016

Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, food,  cosmetics and other industrial and consumer “quality-of-life” products.  Kronos has production facilities in Europe and North America.  Sales of TiO2 represented about 93% of Kronos’ net sales in 2016, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

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

•

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

CompX’s Marine Components business, with a facility in Wisconsin and a facility shared with the Security Products business in Illinois, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, trim tabs, hardware and accessories primarily for performance and ski/wakeboard boats.  CompX’s specialty marine component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	mechanical and electronic controls and throttles;
•	steering wheels and other billet aluminum accessories; and
•	dash panels, LED lighting, wire harnesses and other accessories.

The following table sets forth the location, size and business operations for each of CompX’s operating facilities at December 31, 2016:

Facility Name	Business Operations	Location	Size (square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(2)	MC	Neenah, WI	95,000
Leased Facilities:
Distribution Center	SP/MC	Rancho Cucamonga, CA	11,500

SP – Security Products business

MC – Marine Components business

(1)	ISO-9001 registered facilities
(2)	ISO-9002 registered facility

We believe all of CompX’s facilities are well maintained and satisfactory for their intended purposes.

Raw materials - The primary raw materials used in CompX’s manufacturing processes are:

•	zinc and brass (used in the Security Products business for the manufacture of locking mechanisms); and
•

stainless steel (used primarily in the Marine Components business for the manufacture of exhaust headers and pipes), aluminum (used for the manufacture of throttles and trim tabs), and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 10% of our total cost of sales for 2016.  Total material costs, including purchased components, represented approximately 45% of our cost of sales in 2016.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help us to stabilize our commodity related raw material costs to a certain extent.  CompX periodically enters into such arrangements for zinc and brass.  During 2015 and 2016, markets for CompX’s primary commodity-related raw materials, including zinc, brass and stainless steel, have generally been stable and relatively soft compared to historical levels.  Markets for CompX’s primary commodity-related raw materials are expected to remain relatively stable into 2017 with the possible exception of zinc, which has increased in price over the final months of 2016.  When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases.  We generally seek to mitigate the impact of fluctuations in these raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks - CompX holds a number of patents relating to component products, certain of which we believe to be important to CompX and its continuing business activity.  Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than 1 year to 17 years at December 31, 2016.  CompX’s major trademarks and brand names in addition to CompX® include:

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

We sell to a diverse customer base with only two customers representing 10% or more of our sales in 2016 (United States Postal Service and Harley Davidson representing 14% and 11%, respectively).  Our ten largest customers accounted for approximately 46% of our sales in 2016.

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

Employees - As of December 31, 2016, CompX employed 516 people, all in the United States.  We believe our labor relations are good at all of our facilities.

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

TiO2 is considered a “quality-of-life” product.  Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3% since 1990.  Per capita consumption of TiO2 in Western Europe and the United States far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis.  We believe that Western Europe and North America currently account for approximately 20% and 17% of global TiO2 consumption, respectively.  Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and we believe these are significant markets where we expect continued growth as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets - Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years.  We believe that Kronos is the largest producer of TiO2 in Europe with approximately one-half of its sales volumes attributable to markets in Europe.  The table below shows Kronos’ market share for its significant markets, Europe and North America, for the last three years.

	2014	2015	2016
Europe	18%	18%	17%
North America	17%	15%	16%

We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2016.  Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that includes over 40 different TiO2 pigment grades under the Kronos® trademark, which provide a variety of performance properties to meet customers’ specific requirements.  Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  Kronos ships TiO2 to customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of its core TiO2 pigments represented approximately 93% of Kronos’ net sales in 2016.  Kronos and its agents and distributors primarily sell its products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end use for the year ended December 31, 2016:

Sales volumes percentages by geographic region		Sales volumes percentages by end-use
Europe	51%	Coatings	56%
North America	29%	Plastics	31%
Asia Pacific	10%	Other	7%
Rest of World	10%	Paper	6%

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

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 7% of its net sales in 2016:

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

Manufacturing, operations and properties - Kronos produces TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments, and in 2016, chloride process production facilities represented approximately 50% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

Kronos produced 546,000 metric tons of TiO2 in 2016, up from the 528,000 metric tons produced in 2015.  Kronos’ production amounts include its share of the output produced by its TiO2 manufacturing joint-venture discussed below in “TiO2  Manufacturing Joint Venture.”  Kronos’ average production capacity utilization rates were approximately 92%, 95%, and 98% of capacity in 2014, 2015, and 2016 respectively.  Kronos’ production rates in 2014 were impacted by the previously-reported lockout at its Canadian production facility that began in June 2013, as restart of production at the facility did not begin until February 2014.  Kronos’ production rates in 2014 and in the first quarter of 2015 were also impacted by the implementation of certain productivity-enhancing improvement projects at other facilities as well as necessary improvements to ensure continued compliance with its permit regulations which resulted in longer-than-normal maintenance shutdowns in some instances.

Kronos operates four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2  Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Kronos’ production capacity in 2016 was 555,000 metric tons, approximately three-fourths of which was from the chloride production process.

The following table presents the division of Kronos’ expected 2017 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	40%	22%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	40
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	21	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	24
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	21	14
Lake Charles, LA, U.S. (3)	TiO2 production, chloride process	18	-
Total		100%	100%
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
(3)

Kronos operates the Lake Charles facility in a joint venture with Huntsman P&A Investments LLC (HPA) (formerly Tioxide Americas, LLC), a subsidiary of Huntsman Corporation and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which Kronos is entitled.  See “TiO2  Manufacturing Joint Venture.”

Kronos owns the land underlying all of its principal production facilities unless otherwise indicated in the table above.

Kronos’ production capacity has increased by approximately 9% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that Kronos’ annual attainable production capacity for 2017 is approximately 555,000 metric tons and we currently expect Kronos’ production capacity will be at near-capacity levels in 2017.

Kronos also operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  In addition, Kronos operates a rutile slurry manufacturing plant in Lake Charles, Louisiana, which converts dry pigment manufactured for Kronos at the Lake Charles TiO2 facility into a slurry form that is then shipped to customers.

Kronos has various corporate and administrative offices located in North America, Germany, Norway, Canada and Belgium and various sales offices located in the U.S., Canada, Belgium, France, the Netherlands and the United Kingdom.

TiO2 Manufacturing Joint Venture - Kronos and HPA each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P. or LPC.  LPC owns and operates a chloride-process TiO2 facility located in Lake Charles, Louisiana.  Kronos shares production from the plant equally with Huntsman pursuant to separate offtake agreements, unless Kronos and Huntsman otherwise agree (such as in 2015, when Kronos purchased approximately 52% of the production from the plant).

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

Raw materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that expires at the end of 2018, subject to two-year renewal periods if both parties agree.  Kronos also purchases upgraded slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that expires at the end of 2019.  Kronos purchases natural rutile ore under contracts primarily from Iluka Resources, Limited and Sierra Rutile Limited, and rutile ore under contracts with Sibelco Australia, all of which expire in 2017.  In the past Kronos has been, and expects to continue to be successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into, will meet its chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2016.  Kronos expects ilmenite production from its mines to meet its European sulfate process feedstock requirements for the foreseeable future.  For its Canadian sulfate process plant, Kronos purchases sulfate grade slag primarily from Rio Tinto Fer et Titane Inc., under a supply contract that renews annually, subject to termination upon twelve months written notice.  Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which Kronos is required to purchase.  The pricing under these agreements is generally negotiated quarterly.

The following table summarizes Kronos’ raw materials purchased or mined in 2016.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants:
Purchased slag or rutile ore	477
Sulfate process plants:
Ilmenite ore mined and used internally	335
Purchased slag	26

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

Kronos sells a majority of its products through its direct sales force operating from five sales offices in Europe and two sales offices in North America.  Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas.  In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents.  Kronos’ agents do not sell any TiO2 products other than Kronos® brand products.  In North America, Kronos’ sales are made primarily through its direct sales force and supported by a network of distributors.  In addition to its direct sales force and sales agents, many of Kronos’ sales agents also act as distributors to service its smaller customers in all regions.  Kronos offers customer and technical service to the customers who purchase its products through distributors as well as to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base with only one customer representing 10% or more of its sales in 2016 (Behr Process Corporation – 10%).  Kronos’ largest ten customers accounted for approximately 33% of sales in 2016.

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

Kronos’ principal competitors are The Chemours Company, or Chemours (which was spun-off from E.I. du Pont de Nemours & Co. into a separate publicly-traded company in 2015); Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; and Tronox Incorporated.  The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 58% of the world’s production capacity.  Huntsman completed its purchase of the TiO2 business of Sachtleben Chemie GmbH in 2014, and has also announced its intent to exit the TiO2 business (which, based on the latest public statements by Huntsman, is expected to occur during 2017).  In 2015, Huntsman announced it was reducing its TiO2 capacity by approximately 100,000 metric tons at one of its European sulfate process facilities.  In August 2015, Chemours announced it was closing its plant in Delaware and shut down a production line at its facility in Tennessee, reducing its overall capacity by approximately 150,000 metric tons.  In 2016, Huntsman announced it was closing its sulfate process facility in South Africa, reducing its overall capacity by 25,000 metric tons.

The following chart shows Kronos’ estimate of worldwide production capacity in 2016:

Worldwide production capacity
Chemours	18%
Cristal	13%
Huntsman	11%
Kronos	9%
Tronox	7%
Other	42%

Chemours has over one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor.  In February 2017, Tronox announced a definitive agreement to acquire the TiO2 business of Cristal.  Tronox expects the acquisition, if it is completed, to occur by the end of 2017.

Over the past ten years, Kronos and its competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shutdown of various TiO2 plants in France, the United States, the United Kingdom and China.  Chemours added a new 200,000 metric ton capacity line at its plant in Mexico which commenced production in the second quarter of 2016.  Although overall industry demand is expected to remain strong in 2017 as a result of improving worldwide economic conditions, Kronos does not expect any other significant efforts will be undertaken by it or its principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects.  If actual developments differ from its expectations, the TiO2 industry’s performance and that of Kronos could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity.  Kronos believes it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development - Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new applications.  Kronos’ expenditures for these activities were approximately $19 million in 2014, $16 million in 2015 and $13 million in 2016.  Kronos expects to spend $15 million on research and development in 2017.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles.  Since the beginning of 2012, Kronos has added four new grades for pigments and other applications.

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

Patents - Kronos has obtained patents and has numerous patent applications pending that cover its products and the technology used in the manufacture of its products.  Kronos’ patent strategy is important to Kronos and its continuing business activities.  In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe.  U.S. patents are generally in effect for 20 years from the date of filing.  Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from less than one year to 20 years.

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

Employees - As of December 31, 2016, Kronos employed the following number of people:

Europe	1,850
Canada	365
United States (1)	45
Total	2,260
(1)	Excludes employees of Kronos’ Louisiana joint venture.

Certain employees at each of Kronos’ production facilities are organized by labor unions.  In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, Kronos’ union employees are covered by a collective bargaining agreement that expires in June 2018.  At December 31, 2016, approximately 87% of Kronos’ worldwide workforce is organized under collective bargaining agreements.  It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect Kronos’ business, results of operations, financial position or liquidity.

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

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $11.7 million in 2016 and are currently expected to be approximately $14 million in 2017.

Other

In addition to our 87% ownership of CompX and our 30% ownership of Kronos at December 31, 2016, we also own 100% of EWI RE, Inc., an insurance brokerage and risk management services company.  We also hold certain marketable securities and other investments.  See Notes 5 and 16 to our Consolidated Financial Statements.

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

Insurance - We maintain insurance for our businesses and operations, with customary levels of coverage, deductibles and limits.  See also Item 3 – “Legal Proceedings – Insurance coverage claims” and Note 13 to our Consolidated Financial Statements.

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

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity.

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

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in its TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which Kronos purchases raw material supplies could adversely affect their availability.  If Kronos’ worldwide vendors were unable to meet their contractual obligations and it was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels.  Kronos experienced significantly higher ore costs in 2012 which carried over into 2013.  Kronos has seen moderation in the purchase cost of third-party feedstock ore since 2013.  Kronos may also experience higher operating costs such as energy costs, which could affect its profitability.  Kronos may not always be able to increase selling prices to offset the impact of any higher costs or reduced production levels, which could reduce its earnings and decrease its liquidity.

Kronos has long-term supply contracts that provide for its TiO2 feedstock requirements that currently expire through 2019.  While Kronos believes it will be able to renew these contracts, there can be no assurance it will be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration.  Kronos’ current agreements (including those entered into through February 2017) require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $605 million in years subsequent to December 31, 2016.  In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services.  These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $158 million at December 31, 2016.  Kronos’ commitments under these contracts could adversely affect its financial results if it significantly reduced production and was unable to modify the contractual commitments.

Demand for, and prices of, certain of Kronos’ products are influenced by changing market conditions for its products, which may result in reduced earnings or in operating losses.

A significant portion of our net income is attributable to sales of TiO2 by Kronos.  Approximately 93% of Kronos’ revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact Kronos’ earnings and operating cash flows.  Historically, the markets for many of Kronos’ products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for Kronos’ products are one of the main factors that affect the level of its profitability.  In periods of increasing demand, Kronos’ selling prices and profit margins generally will tend to increase, while in periods of decreasing demand Kronos’ selling prices and profit margins generally tend to decrease.  In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.  Kronos’ ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, Kronos’ profitability may become even more dependent upon the selling prices of its products.

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

As of December 31, 2016, Kronos had consolidated debt of approximately $339 million, which relates primarily to a term loan entered into in February 2014.  Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:

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

In addition to Kronos’ indebtedness, at December 31, 2016, Kronos is party to various lease and other agreements (including feedstock ore purchase contracts and other long-term supply and service contracts as discussed above) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $433 million in 2017.  Kronos’ ability to make payments on and refinance its debt and to fund planned capital expenditures depends on Kronos’ future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, Kronos’ ability to borrow funds under its revolving credit facilities in the future will, in some instances, depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2015 and 2016, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations.  At December 31, 2016, we had accrued approximately $117 million related to approximately 41 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $160 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At December 31, 2016, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

In June 2006, we and several other PRPs received a Unilateral Administrative Order (UAO) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri.  The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936.  Doe Run is also named in the Order.  In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order and in May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement.  In the fourth quarter of 2010, NL reached its capped payment obligation under the cost sharing agreement with Doe Run.  In the fourth quarter of 2013, Doe Run completed the remainder of the construction work.  A Removal Action Report and Post-Removal Site Control plan were submitted to the EPA by Doe Run in 2016, and we are awaiting final approval from the EPA.

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

In July 2012, we were served in EPEC Polymers, Inc., v.  NL Industries, Inc., (United States District Court for the District of New Jersey, Case 3:12-cv-03842-PGS-TJB).  The plaintiff, a landowner of property located across the Raritan River from our former Sayreville, New Jersey operation, claims that contaminants from NL’s former Sayreville operation came to be located on its land.  The complaint seeks compensatory and punitive damages and alleges, among other things, trespass, private nuisance, negligence, strict liability, and claims under CERCLA and the New Jersey Spill Act.  In April 2016, the case was stayed and administratively terminated pending court-ordered mediation.  If the mediation is unsuccessful, the case will become active, and we will continue to deny liability and defend vigorously against all of the claims.

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

In February 2017, the United States lodged a consent decree in United States v. NL Industries, Inc. (United States District Court, Western District of New York, Case No. 17-cv-124).  The consent decree between NL and EPA is one of several consent decrees that will together resolve all private and government claims related to the NL Industries, Inc. Superfund Site in Depew, New York (“Depew Site”).  In 2007, we completed the remediation of one area of the Depew Site under an Administrative Order on Consent.  EPA later cleaned up another part of the site.  In 2010, we filed a lawsuit, captioned NL Industries, Inc. v. ACF Industries, Inc. (United States District Court, Western District of New York, No. 10-cv-1989), seeking contribution from other responsible parties that contributed to the contamination at the site.  In 2016, with all cleanups complete, NL, EPA, and the defendant responsible parties negotiated a global settlement.  The consent decrees for this global settlement resolve all government and private party claims relating to the site, including those set forth in our lawsuit.  The consent decree will become effective after it has been reviewed and officially entered by the court.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.  See Note 13 to our Consolidated Financial Statements.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former insurance carriers.  We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL).  As of February 28, 2017, there were approximately 2,300 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods.  On February 28, 2017 the closing price of our common stock was $5.90 per share.

	High	Low	Cash dividends paid
Year ended December 31, 2015
First Quarter	$8.65	$6.86	-
Second Quarter	8.11	6.96	-
Third Quarter	7.46	2.99	-
Fourth Quarter	4.03	2.70	-
Year ended December 31, 2016
First Quarter	$3.04	$1.93	-
Second Quarter	3.39	2.16	-
Third Quarter	5.90	2.28	-
Fourth Quarter	9.50	3.20	-
January 1, 2017 through February 28, 2017	8.75	5.40	-

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

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2011 through December 31, 2016.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2011 and the reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
NL common stock	$100	$92	$94	$72	$25	$68
S&P 500 Composite Stock Price Index	100	116	154	175	177	198
S&P 500 Industrial Conglomerates Index	100	120	169	171	200	218

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2016, 163,000 shares are available for award under this plan.  See Note 15 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2012	2013	2014	2015	2016
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$83.2	$92.0	$103.8	$109.0	$108.9
Income from component products operations	$5.4	$9.3	$13.6	$14.0	$15.6
Equity in earnings (losses) of Kronos	$66.4	$(31.0)	$30.2	$(52.8)	$13.2
Net income (loss)	$79.1	$(54.5)	$29.6	$(22.7)	$16.7
Net income (loss) attributable to NL stockholders:
Continuing operations	$56.7	$(55.3)	$28.5	$(23.9)	$15.3
Discontinued operations (1)	17.8	-	-	-	-
Net income (loss) attributable to NL stockholders	$74.5	$(55.3)	$28.5	$(23.9)	$15.3

DILUTED EARNINGS PER SHARE DATA:
Net income (loss) attributable to NL stockholders:
Continuing operations	$1.16	$(1.14)	$0.59	$(0.49)	$0.31
Discontinued operations (1)	0.37	-	-	-	-
	$1.53	$(1.14)	$0.59	$(0.49)	$0.31
Cash dividends per share	$0.50	$0.50	$-	$-	$-
Weighted average common shares outstanding	48,667	48,672	48,679	48,688	48,701

BALANCE SHEET DATA (at year end):
Total assets	$676.5	$682.0	$496.2	$349.3	$385.0
Long-term debt, including current maturities	18.5	-	-	-	0.5
NL stockholders' equity	374.8	355.4	237.0	150.0	177.9
Total equity	388.1	369.0	251.5	165.3	194.3

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$18.0	$14.9	$23.6	$27.6	$27.7
Investing activities (2)	94.4	1.0	(2.9)	(4.3)	(30.6)
Financing activities	(44.1)	(43.3)	(0.3)	(0.3)	0.2

(1)	In 2012, we sold CompX’s Furniture Components operations for a net pre-tax gain of $23.7 million which is included in discontinued operations.
(2)

Prior period amounts have been reclassified to reflect the change in the statement of cash flow presentation with respect to restricted cash and cash equivalents.  As a result, net cash provided by investing activities for the year ended December 31, 2012 increased by $2.2 million and for the year ended December 31, 2013 decreased by $2.0 million.  For the year ended December 31, 2014, net cash used in investing activities decreased by $0.4 million, and for the year ended December 31, 2015, net cash provided by operating activities decreased by $0.5 million and net cash used in investing activities increased by $0.4 million.  See Note 19 to the Consolidated Financial Statements.

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

Net income (loss) overview

Our net income attributable to NL stockholders was $15.3 million, or $.31 per share, in 2016 compared to a net loss of $23.9 million, or $.49 per share, in 2015 and net income of $28.5 million, or $.59 per share, in 2014.

As more fully described below, the increase in our earnings per share from 2015 to 2016 is primarily due to the net effects of:

•	equity in earnings from Kronos in 2016 of $13.2 million compared to equity in losses from Kronos in 2015 of $52.8 million,
•	lower insurance recoveries in 2016 of $3.3 million primarily related to an insurance recovery settlement for certain past lead pigment litigation defense costs we recognized in 2015,
•	higher income from operations attributable to CompX in 2016 of $1.6 million,
•	lower litigation fees and related costs of $1.3 million in 2016, and
•	higher environmental remediation and related costs of $.8 million in 2016.

As more fully described below, the decrease in our earnings per share from 2014 to 2015 is primarily related to the net effects of:

•	equity in losses from Kronos in 2015 of $52.8 million compared to equity in earnings from Kronos in 2014 of $30.2 million,
•	lower insurance recoveries in 2015 of $6.7 million primarily related to an insurance recovery settlement for certain past lead pigment litigation defense costs we recognized in 2014,
•	lower environmental remediation and related costs of $2.1 million in 2015,
•	lower litigation fees and related costs of $2.2 million in 2015, and
•	a first quarter non-cash income tax benefit in 2015 related to a net reduction in our reserve for uncertain tax positions of $3.0 million.

Our 2016 net income attributable to NL stockholders includes:

•	income of $.01 per share, net of income taxes, related to insurance recoveries we recognized, and
•	income or loss, net of income taxes, included in our equity in earnings of Kronos:

•	income of $.01 per share related to Kronos’ insurance settlement gains,
•	income of $.01 per share related to Kronos’ current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada,
•

income of $.01 per share related to Kronos’ recognition of a net deferred income tax benefit as the result of a net decrease in its deferred income tax asset valuation allowance related to its German and Belgian operations, and

•	loss of $.01 per share related to a net increase in Kronos’ reserve for uncertain tax positions.

Our 2015 net loss attributable to NL stockholders includes:

•	income of $.06 per share related to a net reduction of our reserve for uncertain tax positions,
•	income of $.05 per share, net of income taxes, related to insurance recoveries we recognized, and
•	loss, net of income taxes, included in our equity in losses of Kronos:
•	loss of $.65 per share related to Kronos’ recognition of a deferred income tax asset valuation allowance related to its German and Belgian operations,
•	loss of $.07 per share related to certain workforce reduction charges recognized by Kronos, and
•	loss of $.03 per share related to Kronos’ recognition of an other-than-temporary impairment charge in a marketable equity security.

Our 2014 net income attributable to NL stockholders includes:

•	income of $.14 per share, net of income taxes, related to insurance recoveries we recognized, and
•	income of $.02 per share, net of income taxes, included in our equity in earnings of Kronos related to a net reduction of Kronos’ reserve for uncertain tax positions.

Outlook

We currently expect our net income attributable to NL stockholders in 2017 to be higher than 2016 primarily due to higher equity in earnings from Kronos and lower environmental and related costs in 2017, offset in part by lower income from operations attributable to CompX.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Investments - We own investments in Valhi, Inc. that we account for as marketable securities carried at fair value or that we account for under the equity method.  For these investments, we evaluate the fair value at each balance sheet date.  We use quoted market prices, Level 1 inputs as defined in Accounting Standards Codification (ASC) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our marketable debt securities and publicly traded investees.  We record an impairment charge when we believe an investment has experienced an other-than-temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees).  In this regard, as of December 31, 2016 the market value of our marketable security investment exceeded our cost basis.  See Note 5 to our Consolidated Financial Statements.  At December 31, 2016, the $11.94 per share quoted market price of our investment in Kronos (our only equity method investee) exceeded its per share net carrying value by over 250%.

•

Long-lived assets - We assess property and equipment for impairment only when circumstances (as specified in ASC 360-10-35, Property, Plant, and Equipment) indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2016 because no such impairment indicators were present.

•

Goodwill - Our net goodwill totaled $27.2 million at December 31, 2016.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  All of our net goodwill at December 31, 2015 is related to CompX’s security products reporting unit.  One of the requirements for the permitted use of a qualitative assessment is that a quantitative assessment must be performed periodically, and we used the quantitative assessment of ASC 350-20-35 for our 2016 annual impairment test to estimate the fair value of goodwill, using level 3 inputs of a discounted cash flow technique since level 1 and level 2 inputs of market prices were not available.  No goodwill impairment was deemed to exist as a result of such 2016 annual impairment review, as the estimated fair value of CompX’s security products reporting unit was in excess of its net carrying amount.  See Note 7 to our Consolidated Financial Statements.  Considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit.  Events and circumstances considered in our impairment evaluations, such as historical profits and stability of the markets served, are consistent with factors utilized with our internal projections and operating plan.  However, future events and circumstances could result in materially different findings which could result in the recognition of a material goodwill impairment.

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

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Years ended December 31,			% Change
	2014	2015	2016	2014-15	2015-16
	(Dollars in millions)
CompX	$13.6	$14.0	$15.6	3%	11%
Insurance recoveries	10.4	3.7	0.4	(64)	(88)
Other income, net	.1	.1	-	-	(100)
Corporate expense	(21.3)	(17.5)	(17.0)	(18)	(3)
Income (loss) from operations	$2.8	$0.3	$(1.0)	(89)%	(467)%

The following table shows the components of our income (loss) before income taxes exclusive of our income (loss) from operations.

	Year ended December 31,			% Change
	2014	2015	2016	2014-15	2015-16
	(Dollars in millions)
Equity in earnings (losses) of Kronos	$30.2	$(52.8)	$13.2	(275)%	125%
Interest and dividend income	1.6	1.2	1.7	(25)	48
Interest expense	-	-	-	-	-

 CompX International Inc.

	Years ended December 31,			% Change
	2014	2015	2016	2014-15	2015-16
	(Dollars in millions)
Net sales	$103.8	$109.0	$108.9	5%	-%
Cost of sales	71.6	75.6	73.7	6	(2)
Gross margin	32.2	33.4	35.2	4	5
Operating costs and expenses	18.6	19.4	19.6	4	1
Income from operations	$13.6	$14.0	$15.6	3	11

Percentage of net sales:
Cost of sales	69%	69%	68%
Gross margin	31	31	32
Operating costs and expenses	18	18	18
Income from operations	13	13	14

Net sales - Net sales for 2016 were comparable to 2015 because CompX’s Security Products business was able to substantially replace revenue for a government security end-user project which did not recur in 2016 with a new project with the same customer. CompX’s Marine Components business also contributed with higher sales to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales increased approximately $5.2 million from 2014 to 2015 led by strong demand within Security Products from existing government customers.  CompX’s Marine Components business also contributed to the increase primarily through higher sales to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin - Cost of sales for 2016 was down from 2015 on comparable sales, resulting in an increase in gross margin.  As a percentage of sales, gross margin for 2016 was favorable to 2015 due primarily to higher variable margins resulting from favorable customer and product mix for each of CompX’s Security Products and Marine Components businesses.

Cost of sales and gross margin both increased from 2014 to 2015 primarily due to increased sales volumes.  As a percentage of net sales, cost sales and resulting gross margin for 2015 were comparable to 2014 as improved variable margins and manufacturing efficiencies attributable to CompX’s Marine Components business were substantially offset by slightly lower variable margins and increased fixed costs within CompX’s Security Products business.

Operating costs and expenses - Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s business and corporate management activities, as well as gains and losses on plant, property and equipment.  Operating costs and expenses in 2016 were comparable to 2015 on an absolute basis and as a percentage of sales.  Operating costs and expenses increased slightly from 2014 to 2015 primarily as a result of increased personnel costs for CompX’s Security Products business.

Income from operations - As a percentage of net sales, income from operations increased slightly from 2015 to 2016 while 2015 was comparable to 2014.  Operating margins were primarily impacted by the factors impacting cost of sales, gross margin and operating costs discussed above.

General - CompX’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 45% of our cost of sales in 2016, with commodity-related raw materials accounting for approximately 10% of our cost of sales.  During 2015 and 2016, markets for our primary commodity-related raw materials, including zinc, brass and stainless steel, have generally been stable and relatively soft compared to historical levels.  Markets for our primary commodity-related raw materials are expected to remain relatively stable into 2017 with the possible exception of zinc, which has increased in price over the final months of 2016.   CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  See Item 1 - “Business- Raw Materials.”

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2014	2015	2016	2014-15	2015-16
	(Dollars in millions)
Net sales:
Security Products	$91.4	$95.6	$94.7	5%	(1)%
Marine Components	12.4	13.4	14.2	8	6
Total net sales	$103.8	$109.0	$108.9	5	-

Gross margin:
Security Products	$29.5	$29.9	$31.2	1	4
Marine Components	2.7	3.5	4.0	29	12
Total gross margin	$32.2	$33.4	$35.2	4	5

Income (loss) from operations:
Security Products	$18.7	$18.6	$20.0	(1)	8
Marine Components	.7	1.4	1.7	103	19
Corporate operating expenses	(5.8)	(6.0)	(6.1)	4	1
Total income from operations	$13.6	$14.0	$15.6	3	11

Income (loss) from operations margin:
Security Products	20%	19%	21%
Marine Components	6	11	12
Total income from operations margin	13	13	14

Security Products - Security Products net sales decreased 1% to $94.7 million in 2016 compared to $95.6 million in 2015. Sales for 2015 included approximately $6.3 million for a government security end-user project which did not recur in 2016.  During the second half of 2016, we were awarded a substantial new project for the same customer which began to ship in August and was completed in December, totaling $5.8 million in net sales. As a percentage of net sales, gross margin for 2016 increased compared to 2015 on favorable variable margins resulting from relative changes in product and customer mix particularly in the fourth quarter.  Operating costs and expenses for 2016 were comparable to 2015.  Security Products operating income as a percentage of net sales for 2016 increased compared to 2015 primarily as a result of the factors impacting gross profit and operating costs and expenses discussed above.

Security Products net sales increased 5% to $95.6 million in 2015 compared to $91.4 million in 2014.  The increase in sales was primarily due to an increase of approximately $3.0 million in sales to existing government customers.  As a percentage of net sales, gross margin for 2015 decreased compared to 2014 due to relative changes in customer and product mix driving lower variable margins, and increased fixed costs.  Operating costs and expenses increased approximately $.5 million in 2015 compared to 2014 primarily as a result of increased personnel costs.  Security Products operating income as a percentage of net sales for 2015 decreased compared to 2014 primarily as a result of the factors impacting gross margin and operating costs and expenses discussed above.

Marine Components - Marine Components net sales increased 6% in 2016 as compared to 2015, while 2015 net sales increased 8% over 2014.  The increase in sales each year was primarily due to improved demand for products sold to the ski/wakeboard boat market, including the continuing introduction of new product lines to that market.  As a percentage of net sales, gross margin and the operating income percentage for each period improved due to improved pricing, changes in customer and product mix, improved manufacturing efficiencies and increased leverage of fixed costs as a result of higher production volumes.

Outlook - We experienced robust demand for our products in 2015 and 2016 buoyed by continued high demand from certain large existing customers, including significant projects for government security applications which are not expected to recur.  We continue to benefit from innovation and diversification in our product offerings to the recreational boat markets served by CompX’s Marine Components business.  We anticipate continued strong demand for our products in 2017, though we do not expect demand for government security applications to equal 2016 volumes.  As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when receipt is probable and the amount is determinable.  See Notes 13 and 17 to our Consolidated Financial Statements.

Corporate expense - Corporate expenses were $17.0 million in 2016, $.5 million or 3% lower than in 2015 primarily due to lower litigation and related costs somewhat offset by higher environmental and related costs.  Included in corporate expenses are:

•	litigation and related costs of $3.5 million in 2016 compared to $4.8 million in 2015 and
•	environmental and related costs of $5.2 million in 2016 compared to $4.4 million in 2015.

Corporate expenses were $17.5 million in 2015, $3.8 million or 18% lower than in 2014 primarily due to lower environmental and related costs; and lower litigation and related costs.  Included in corporate expenses are:

•	litigation and related costs of $4.8 million in 2015 compared to $7.0 million in 2014 and
•	environmental and related costs of $4.4 million in 2015 compared to $6.5 million in 2014.

Overall, we currently expect that our net general corporate expenses in 2017 will be lower than in 2016 primarily due to lower expected environmental remediation and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 17 to our Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expect to be involved during 2017 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2017, our corporate expenses would be higher than we currently estimate.  In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase in our accrued environmental costs.  See Note 17 to our Consolidated Financial Statements.

Interest and dividend income – Interest income increased $.6 million in 2016 compared to 2015 primarily due to higher cash and cash equivalent balances available for investment as well as interest income earned under CompX’s loan to Valhi under a promissory note entered into in August 2016.

Dividend income decreased $.4 million in 2015 compared to 2014 related to the reduction of Valhi’s quarterly dividend from $.05 per share to $.02 per share, effective with its second quarter 2014 dividend.

Income tax expense (benefit) - We recognized an income tax expense of $5.0 million in 2014, an income tax benefit of $28.6 million in 2015 and an income tax benefit of $2.8 million in 2016.  Our income tax benefit in 2015 includes a first quarter non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos and recognize equity in earnings of Kronos (such as in 2014 and 2016).  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos and recognize equity in losses of Kronos (such as in 2015).  We received aggregate dividends from Kronos of $21.1 million in each of 2014, 2015 and 2016.

Our effective tax rate attributable to our equity in earnings (losses) of Kronos, including the effect of non-taxable dividends we received from Kronos, was 10.5% in 2014, 49.0% in 2015 and 21.2% in 2016.

See Note 14 to our Consolidated Financial Statements for more information about our 2016 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit).

Noncontrolling interest - Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in each of 2014, 2015 and 2016.

Related party transactions - We are a party to certain transactions with related parties.  See Notes 1 and 16 to our Consolidated Financial Statements.  It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2014	2015	2016	2014-15	2015-16
	(Dollars in millions)
Net sales	$1,651.9	$1,348.8	$1,364.3	(18)%	1%
Cost of sales	1,302.2	1,156.5	1,107.3	(11)%	(4)%
Gross margin	$349.7	$192.3	$257.0

Income (loss) from operations	$149.7	$(1.1)	$81.1	(101)%	7,473%
Other, net	1.0	(11.2)	0.6		105
Interest expense	(17.0)	(18.5)	(20.5)		11
Income (loss) before income taxes	133.7	(30.8)	61.2
Income tax expense (benefit)	34.5	142.8	17.9
Net income (loss)	$99.2	$(173.6)	$43.3

Percentage of net sales:
Cost of sales	79%	86%	81%
Income (loss) from operations	9%	-%	6%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$30.2	$(52.8)	$13.2

TiO2 operating statistics:
Sales volumes*	496	525	559	6%	7%
Production volumes*	511	528	546	3%	3%

Change in TiO2 net sales:
TiO2 product pricing				(14)%	(3)%
TiO2 sales volumes				6%	7%
TiO2 product mix/other				(2)%	(2)%
Changes in currency exchange rates				(8)%	(1)%
Total				(18)%	1%

*	Thousands of metric tons

Industry conditions and 2016 overview – Due to competitive pressures, Kronos’ average TiO2 selling prices decreased throughout 2015 and, to a much lesser extent, into the first quarter of 2016.  Kronos’ average selling prices at the beginning of 2016 were 17% lower as compared to the beginning of 2015.  In the second quarter of 2016, Kronos’ average selling prices began to rise due to the successful implementation of previously-announced price increases and average selling prices continued to rise through the remainder of 2016.  Kronos’ average selling prices at the end of 2016 were 10% higher than at the end of 2015, with higher prices in all major markets, most notably in export markets.  Kronos experienced higher sales volumes in North American, European and export markets in 2016 as compared to 2015, partially offset by lower sales volumes in the Latin American market in 2016 as compared to 2015.

The following table shows Kronos’ capacity utilization rates during 2015 and 2016.

	2015	2016
First Quarter	93%	97%
Second Quarter	100%	95%
Third Quarter	95%	100%
Fourth Quarter	92%	100%
Overall	95%	98%

Kronos’ production rates in the first and fourth quarters of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Kronos continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2015 and 2016.  Kronos’ cost of sales per metric ton of TiO2 sold declined throughout 2015 and 2016 due to moderation in the cost of TiO2 feedstock and the cost savings achieved from the 2015 implementation of a restructuring plan discussed below.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in 2016 was slightly lower than its cost of sales per metric ton of TiO2 sold in 2015 (excluding the effect of changes in currency exchange rates).

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

Net sales – Kronos’ net sales increased 1% or $15.5 million in 2016 compared to 2015, primarily due to the net effect of a 7% increase in sales volumes (which increased net sales by approximately $94 million) and a 3% decrease in average TiO2 selling prices (which decreased net sales by approximately $40 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased in 2016 compared to 2015 primarily due to higher sales in North American, European and export markets partially offset by lower sales in the Latin American market.  Kronos’ sales volumes in 2016 set a new overall record for a full-year period.  Kronos estimates that changes in currency exchange rates decreased net sales by approximately $9 million, or 1%, as compared to 2015.

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

Kronos’ sales volumes increased in 2015 compared to 2014 primarily due to higher sales in certain European and export markets, partially offset by lower sales in North American markets.  Kronos estimates that changes in currency exchange rates decreased its net sales by approximately $138 million, or 8%, as compared to 2014.

Cost of sales - Cost of sales decreased $49.2 million or 4% in 2016 compared to 2015 due to the net impact of lower raw materials and other production costs of approximately $76 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), approximately $4.6 million in savings resulting from workforce reductions implemented in 2015, a 3% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  In addition, cost of sales in 2015 includes approximately $10.8 million of severance costs related to the workforce reduction plan discussed above.

Kronos’ cost of sales as a percentage of net sales decreased to 81% in 2016 compared to 86% in 2015, as the favorable effects of lower raw materials and other production costs, efficiencies related to higher production volumes, and the impact of the $10.8 million workforce reduction charge classified in cost of sales in 2015 and associated cost savings from such workforce reduction realized in 2016 more than offset the unfavorable impact of lower average selling prices, as discussed above.

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

Gross margin and income (loss) from operations – Kronos’ income from operations increased by $82.2 million, from a loss from operations of $1.1 million in 2015 to income from operations of $81.1 million in 2016.  Income (loss) from operations as a percentage of net sales increased to 6% in 2016 from less than 1% in 2015.  This increase was driven by the increase in gross margin, which increased to 19% in 2016 compared to 14% in 2015, as well as the impact of the $10.9 million 2015 workforce reduction charge classified in selling, general and administrative expense and the associated cost savings from such workforce reductions realized in 2016 of $5.6 million, and the income aggregating $4.3 million related to insurance settlement gains from two separate business interruption claims.  As discussed and quantified above, our gross margin increased primarily due to the net effect of lower selling prices, lower raw material and other production costs (including 2015 workforce reduction charges of $10.8 million classified as cost of sales and the associated $4.6 million of cost savings from such workforce reduction realized in 2016), higher sales volumes and higher production volumes.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $14 million in 2016 as compared to 2015.

Kronos’ income from operations decreased by $150.8 million, from income of $149.7 million in 2014 to a loss from operations of $1.1 million in 2015.  Income (loss) from operations as a percentage of net sales decreased to less than 1% in 2015 from 9% in 2014.  This decrease was driven by the decline in gross margin, which decreased to 14% in 2015 compared to 21% in 2014, as well as the negative impact of the workforce reduction charge classified as part of other operating expense ($10.9 million).  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the net effect of lower selling prices, workforce reduction costs classified as part of cost of sales ($10.8 million), lower manufacturing costs (primarily raw materials), higher production volumes, and higher sales volumes.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $40 million in 2015 as compared to 2014.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 12% in 2014 and 13% in 2015 and 2016.  As discussed above, the relative increase in 2015 is primarily due to the workforce reduction charge classified as part of selling, general and administrative ($10.9 million).

Other non-operating income (expense) – Kronos recognized a $12.0 million pre-tax impairment charge in the third quarter of 2015 due to other-than-temporary impairment on its investment in Valhi common stock held for sale.

Kronos’ interest expense increased $1.5 million from $17.0 million in 2014 to $18.5 million in 2015 primarily due to higher average debt levels mostly offset by lower average interest rates in 2015.  Kronos’ interest expense increased $2.0 million to $20.5 million in 2016 compared to 2015 primarily due to the interest rate swap contract which was effective September 30, 2015 and higher average debt levels in 2016.

Income tax provision - Kronos recognized income tax expense of $17.9 million in 2016 compared to $142.8 million in 2015.  As discussed below, Kronos’ income tax expense in 2015 includes an aggregate non-cash deferred income tax expense of $159.0 million related to the recognition of a deferred income tax asset valuation for its German and Belgian operations (mostly recognized in the second quarter), while Kronos’ income tax expense in 2016 includes an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to our pre-tax earnings (losses) of our non-U.S. operations is generally lower than the income tax rates applicable to our U.S. operations.  Kronos’ income tax expense in 2016 includes a $3.4 million current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada.  Excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance, Kronos would generally expect our overall effective tax rate to be lower than the U.S. federal statutory rate of 35% primarily because of its non-U.S. operations.  Kronos’ effective income tax rate in 2015, excluding the impact of the deferred income tax asset valuation allowances it recognized, was higher than the U.S. federal statutory tax rate of 35%, primarily due to a current U.S. income tax benefit attributable to current year losses of one of its non-U.S. subsidiaries.  Kronos’ effective income tax rate in 2016, excluding the impact of the deferred income tax asset valuation allowances we recognized and the change to prior year tax as discussed above, was higher than the U.S. federal statutory rate of 35% primarily due to a fourth quarter increase in its reserve for uncertain tax positions.  Excluding the impact of the deferred income tax asset valuation allowance we recognized and the change to prior year tax, Kronos expects its effective income tax rate to be lower than the U.S. federal statutory rate of 35% primarily because of its non-U.S. operations.

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $638 million for German corporate purposes and $71 million for German trade tax purposes, respectively, at December 31, 2016) and in Belgium (the equivalent of $93 million for Belgian corporate tax purposes at December 31, 2016), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, Kronos had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) Kronos utilized a portion of such carryforwards during the most recent three-year period, and (iii) Kronos expected to utilize the remainder of the carryforwards over the long term.  Kronos had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given its operating results during the second quarter of 2015 and Kronos’ expectations at that time for its operating results for the remainder of 2015, which had been driven in large part by the trend in its average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, Kronos did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both of Kronos’ German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of Kronos’ German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  Kronos recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by its German and Belgian operations during such period.  Such valuation allowance aggregated $168.9 million at December 31, 2015.  During 2016, Kronos recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of our German NOLs during such period more than offset the impact of additional losses recognized by its Belgian operations during such period.  Kronos continues to believe it will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, Kronos’ ability to reverse all or a portion of either the German or Belgian valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as Kronos is able to reverse either valuation allowance in full, to the extent it generates additional losses in Germany or Belgium in the intervening periods, Kronos’ effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as Kronos is able to reverse either valuation allowance in full, to the extent it generates income in Germany or Belgium in the intervening periods, Kronos’ effective income tax rate would also be impacted by the existence of such valuation allowance, because such income may be recognized without any associated net income tax expense, subject to certain NOL usage limitations, as Kronos would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of either of these NOLs could adversely impact Kronos’ ability to reverse either valuation allowance in full.  Kronos’ Belgian operations continue to have cumulative losses in the most recent twelve consecutive quarters at December 31, 2016.  Although the results of Kronos’ German operations improved during 2016, indicating a change in the negative trend in earnings that existed at December 31, 2015, and Kronos utilized a portion of its German NOLs during 2016, and Kronos has cumulative income with respect to its German operations for the most recent twelve consecutive quarters at December 31, 2016, the sustainability of such positive trend in earnings has not yet been demonstrated at December 31, 2016, and accordingly Kronos does not currently have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German operations at such date.  Consistent with Kronos’ expectation regarding its consolidated results of operations in 2017 (as discussed below under the “Outlook” subsection), Kronos currently believes it is likely its German and Belgian operations will report improved operating results in 2017 as compared to 2016.  Whether the operating results of either or both of Kronos’ German and Belgian operations would improve to such an extent in 2017 that reversal of the valuation allowance in full would be supported by the presence of sufficient positive evidence is presently not ascertainable.  However, if the positive trend in Kronos’ German operating results continue during 2017 and continue to reflect cumulative income in the most recent twelve consecutive quarters such that the sustainability of such positive trend in earnings would then be demonstrated, it is possible Kronos’ net deferred income tax asset with respect to its German operations could meet the more-likely-than-not recognition criteria sometime during 2017, at which time Kronos would reverse the deferred income tax asset valuation allowance related to its German operations, resulting in the recognition of a material non-cash income tax benefit.  Reversal of the deferred income tax asset valuation allowance with respect to Kronos’ Belgian operations would not occur until such time as the expected positive trend in the operating results of its Belgian operations had generated cumulative income in a twelve consecutive quarter period, and sustainability of such positive trend in earnings could be demonstrated.

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

Impact of changes in currency exchange rates - 2016 vs. 2015
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of rate changes	Total currency impact 2016 vs.2015
	2015	2016	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(9)	$(9)
Income from operations	-	6	6	8	14

The $9 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2016 as compared to 2015.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2016 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations are denominated in the U.S. dollar.

The $14 million increase in income from operations was comprised of the following:

•

Approximately $6 million from net currency transaction gains primarily caused by a strengthening of the U.S. dollar relative to the euro, Norwegian krone and Canadian dollar, as U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations became equivalent to a greater amount of local currency in 2016 as compared to 2015,  and

•

Approximately $8 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2016 as compared to 2015, (and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2016 as compared to 2015, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2016 compared to 2015).

Impact of changes in currency exchange rates - 2015 vs. 2014
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of rate changes	Total currency impact 2015 vs.2014
	2014	2015	Change

	(In millions)
Impact on:
Net sales	$-	$-	$-	$(138)	$(138)
Income from operations	4	-	(4)	44	40

The $138 million reduction in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2015 as compared to 2014.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2015 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $40 million increase in income from operations comprised the following net effects:

•

A reduction in the amount of net currency transaction gains during the two periods of approximately $4 million.  Such net currency transaction gains (losses) result primarily from U.S. dollar-denominated receivables and U.S. dollar currency held by our non-U.S. operations, which are translated into the applicable local currency at each balance sheet date.  During 2014, a relative strengthening of the U.S. dollar relative to the euro and the Norwegian krone gave rise to a net $4 million currency transaction gain, whereas we recognized a nominal currency transaction loss during 2015, and

•

Approximately $44 million from net currency translation gains caused primarily by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into fewer U.S. dollars in 2015 as compared to 2014.  Overall, the strengthening of the U.S. dollar relative to the euro in 2015 did not have a significant impact on our income from operations, as the reduction in net sales caused by such strengthening was substantially offset by the effect of our euro-denominated operating costs being translated into fewer U.S. dollars.

Outlook

During 2016 Kronos operated its production facilities at 98% of practical capacity compared to 95% in 2015.  Kronos expects its production volumes to be slightly higher in 2017 as compared to 2016, as Kronos’ production rates in 2017 will be positively impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities.   Assuming economic conditions do not deteriorate in the various regions of the world, Kronos expects its 2017 sales volumes to be comparable to 2016 sales volumes.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in both 2015 and 2016.  Kronos’ cost of sales per metric ton of TiO2 sold declined throughout 2015 and 2016 due to the moderation in the cost of TiO2 feedstock and the cost savings achieved from the 2015 implementation of a restructuring plan discussed below.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in 2016 was slightly lower than its cost of sales per metric ton of TiO2 sold in 2015 (excluding the effect of changes in currency exchange rates).  Kronos expects its cost of sales per metric ton of TiO2 sold in 2017 will range from being comparable to slightly higher than its per-metric ton cost in 2016.

Kronos started 2016 with selling prices 17% lower than the beginning of 2015, and prices declined by an additional 1% in the first quarter of 2016.  In the second quarter of 2016, Kronos’ average selling prices began to rise due to the implementation of previously-announced price increases and average selling prices continued to rise for the remainder of 2016.  Kronos’ average selling prices at the end of 2016 were 10% higher than at the end of

2015, and were also higher as compared to its overall average selling prices for the full year of 2016.  Industry data indicates that overall TiO2 inventory held by producers has declined significantly during 2016.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in 2016, Kronos continues to see evidence of strengthening demand for our TiO2 products in certain of our primary markets.  Kronos and its major competitors have announced price increases, which Kronos began implementing in the second quarter of 2016, as contracts have allowed.  The extent to which Kronos will be able to achieve any additional price increases in the near term will depend on market conditions.

Kronos initiated a restructuring plan in 2015 designed to improve our long-term cost structure.  As part of such plan, Kronos implemented certain voluntary and involuntary workforce reductions during 2015 at certain of Kronos’ facilities impacting approximately 160 individuals.  Such workforce reductions are expected to result in approximately $19 million of annual cost savings.  Since the majority of workforce reductions had been implemented by July 1, 2015, the full year 2016 did not reflect this annual cost savings, as a portion of such annual cost savings were achieved in the second half of 2015 affecting year over year comparisons.  These workforce reductions are not expected to negatively impact Kronos’ ability to operate its production facilities at their practical capacity rates, as evidenced by the production levels we achieved in 2016.  In addition to the workforce reductions implemented in 2015, Kronos is also in the process of implementing other cost reduction initiatives throughout the organization, including the implementation of continued process productivity improvements.

Overall, Kronos expects income from operations in 2017 will be higher as compared to 2016, principally as a result of expected higher average selling prices in 2017 as compared to 2016 and to a lesser extent from the favorable effects of anticipated higher production volumes in 2017.  In addition, and as discussed above, if the positive trend in Kronos’ German operating results experienced in 2016 continue during 2017, and Kronos continues to reflect cumulative income in the most recent twelve consecutive quarters for our German operations such that the sustainability of such positive trend in earnings would then be demonstrated, it is possible Kronos’ net deferred income tax asset with respect to its German operations could meet the more-likely-than-not recognition criteria sometime during 2017, at which time Kronos would reverse the deferred income tax asset valuation allowance related to its German operations, resulting in the recognition of a material non-cash income tax benefit.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  As a result of customer decisions over the last year, some industry projects to increase TiO2 production capacity have been cancelled or deferred indefinitely, and announcements have been made regarding the closure of certain facilities.  Given the lead time required for production capacity expansions, a shortage of TiO2 products could occur if economic conditions improve and global demand levels for TiO2 increase sufficiently.

Kronos’ expectations for its future operating results are based upon a number of factors beyond Kronos’s control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances.  If actual developments differ from Kronos’ expectations, Kronos’ results of operations could be unfavorably affected.

Assumptions on defined benefit pension plans and OPEB plans

Defined benefit pension plans - We maintain various defined benefit pension plans in the U.S. and the U.K.  See Note 11 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan expense of $.1 million in 2014, $.4 million in 2015 and $.9 in 2016.  The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes.  We made contributions to all of our plans of approximately $1.6 million in 2014, $.8 million in 2015 and $.6 million in 2016.

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

At December 31, 2016, our projected benefit obligations for defined benefit plans comprised $45.0 million related to U.S. plans and $9.3 million for the U.K. plan, which is associated with a former disposed business.  We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2014 and expense in 2015	Obligations at December 31, 2015 and expense in 2016	Obligations at December 31, 2016 and expense in 2017
United States	3.8%	4.1%	3.9%
United Kingdom	3.5%	3.8%	2.5%

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

At December 31, 2016, approximately 76% of the plan assets related to plan assets for our plans in the U.S., with the remainder related to the United Kingdom plan.  We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  The assets of our U.S. plan are invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits sponsored by Contran and certain of its affiliates, including us.  Such assumed asset mixes are discussed in Note 11 to our Consolidated Financial Statements.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31,
	2015	2016
Equity securities and limited partnerships	56%	58%
Fixed income securities	38	36
Other	6	6
Total	100%	100%

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

Our assumed long-term rates of return on plan assets for 2014, 2015 and 2016 were as follows:

	2014	2015	2016
United States	7.5%	7.5%	7.5%
United Kingdom	6.0%	6.0%	5.25%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2017 as we used in 2016 for purposes of determining the 2017 defined benefit pension plan expense.

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

During 2016, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $.1 million.  This actuarial gain resulted primarily due to the actual 2016 return on plan assets being higher than the expected return, partially offset by the unfavorable impact of decreases in discount rates from December 31, 2015 to December 31, 2016.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2017, we expect to recognize defined benefit pension expense of approximately $.8 million in 2017.  In comparison, we expect to be required to contribute approximately $.3 million to such plans during 2017.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2016, our aggregate projected benefit obligations would have increased by approximately $1.1 million at that date.  Such a change would not materially impact our defined benefit pension expense for 2017.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, such a change would not materially impact our defined benefit pension expense for 2017.

OPEB plans - We provide certain health care and life insurance benefits for eligible retired employees in the U.S.  Under other postretirement employee benefits (OPEB) accounting, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.  We recognize the full unfunded status of our OPEB plans as a liability. See Note 11 to our Consolidated Financial Statements for a discussion of the consolidated OPEB cost we recognized during the last three years, the amount of our accrued OPEB costs and the associated actuarial assumptions utilized.

Based on such actuarial assumptions and amended benefit formula, we expect to recognize consolidated OPEB income of approximately $.1 million in 2017.  In comparison, we expect to be required to make approximately $.4 million of contributions during 2017.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2016, our aggregate projected benefit obligations would not materially impact our OPEB costs. Similarly, a one percent assumed change in health care trend rates would not materially impact our OPEB costs.

Non-U.S. Operations

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates.  At December 31, 2016, Kronos had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

Net cash provided by operating activities was $27.7 million in 2016 compared to $27.6 million in 2015.  The $.1 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations of CompX in 2016 of $1.6 million;
•	higher amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2016 of $.9 million,
•	higher cash paid for environmental remediation and related costs in 2016 of $.4 million, and
•	lower cash received for insurance recoveries in 2016 of $3.4 million.

Net cash provided by operating activities was $27.6 million in 2015 compared to $23.6 million in 2014.  The $4.0 million net increase in cash provided by operating activities includes the net effects of:

•	lower amount of net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2015 of $.7 million,
•	lower cash paid for environmental remediation and related costs in 2015 of $8.9 million, and
•	lower cash received for insurance recoveries in 2015 of $8.0 million.

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

	Years ended December 31,
	2014	2015	2016
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$12.2	$13.5	$13.9
NL Parent and wholly-owned subsidiaries	13.5	16.3	16.0
Eliminations	(2.1)	(2.2)	(2.2)
Total	$23.6	$27.6	$27.7

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding increased from December 31, 2015 to December 31, 2016 primarily as a result of the timing of sales and collections in the last month of 2016 compared to 2015.  As shown below, our average number of days in inventory increased slightly from December 31, 2015 to December 31, 2016 after assuming more normalized levels following an intentional inventory build at the end of 2014.  The variability in days in inventory primarily relates to the complexity of the production processes, and therefore the length of time it takes to produce end products.  For comparative purposes, we have provided 2014 numbers below.

	2014	2015	2016
Days sales outstanding	32 days	31 days	36 days
Days in inventory	90 days	76 days	79 days

Investing activities

Capital expenditures, substantially all of which relate to CompX, have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital expenditures were $2.9 million in 2014, $4.3 million in 2015, and $3.2 million in 2016.  Capital expenditures of approximately $.5 million in 2014 relate to the implementation of a new manufacturing and accounting system for CompX’s Security Products business and Marine Components business that was implemented in January 2014.

Investing activities in 2016 also include net loans by CompX to Valhi of $27.4 million under a promissory note receivable from an affiliate.   See Note 16 to our Consolidated Financial Statements.

Financing activities

Cash flows from financing activities include CompX dividends paid to its stockholders other than us aggregating $.3 million in each of 2014, 2015 and 2016.  Financing activities in 2016 also includes net borrowings of $.5 million under our secured revolving credit facility with Valhi entered into in November 2016.  See Notes 10 and 16 to our Consolidated Financial Statements.

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

Outstanding debt obligations

At December 31, 2016, NL had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our revolving credit facility with Valhi at December 31, 2016.  See Note 10 to our Consolidated Financial Statements.

Kronos’ North American and European revolvers and its term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at December 31, 2016.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At December 31, 2016, we had aggregate cash, cash equivalents and restricted cash of $98.2 million, substantially all of which was held in the U.S.  A detail (in millions) by entity is presented in the table below.

CompX	$33.2
NL Parent and wholly-owned subsidiaries	65.0
Total	$98.2

In addition, at December 31, 2016 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $49.7 million.  See Note 5 to our Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at December 31, 2016 with an aggregate market value of $420.5 million.  See Note 6 to our Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2017).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At December 31, 2016, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing under the facility.  See Note 10 to our Consolidated Financial Statements.

Capital expenditures

Capital expenditures for 2017 are estimated at approximately $3.6 million, substantially all of which relate to CompX.  Capital spending for 2017 is expected to be funded through cash on hand and cash generated from operations.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2017, based on the number of shares of common stock of these affiliates we own as of December 31, 2016 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held at December 31, 2016	Quarterly dividend rate	Annual expected dividend
	(In millions)		(In millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.1
Total expected annual dividends			$24.4

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

Summary of other contractual commitments

As more fully described in the notes to our Consolidated Financial Statements, we are party to various leases and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 17 to our Consolidated Financial Statements.  The following table summarizes our contractual commitments as of December 31, 2016 by the type and date of payment.

	Payment due date
Contractual commitment	2017	2018/2019	2020/2021	2022 and after	Total
	(In millions)
Indebtedness: principal payments	$-	$-	$-	$.5	$.5
Operating leases	.3	.6	.5	.6	2.0
Purchase obligations	9.7	.4	-	-	10.1
Fixed asset acquisitions	.9	-	-	-	.9
	$10.9	$1.0	$.5	$1.1	$13.5

The timing and amount shown for principal payments on our outstanding indebtedness (which consists of our secured revolving credit facility with Valhi) is based on the contractual maturity date of such indebtedness.  Interest expense associated with such outstanding indebtedness at December 31, 2016 is not material.  The amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.  The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments.  Fixed asset acquisitions include firm purchase commitments for capital projects.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  We expect to fund an aggregate of $.7 million to our defined benefit pension and OPEB plans during 2017, as discussed in further detail above.

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

Interest rates - We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.  We have an outstanding principal amount of indebtedness of $.5 million at December 31, 2016 bearing interest at prime plus 1.875% (5.63% at December 31, 2016) with a maturity date of December 31. 2023.  The carrying value of such outstanding indebtedness approximates its fair value.

Marketable security prices - We are exposed to market risk due to changes in prices of the marketable securities which we own.  The fair value of our equity securities at December 31, 2015 and 2016 was $19.3 million and $49.7 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $1.9 million and $5.0 million at December 31, 2015 and 2016, respectively.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2016.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.
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

Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2016, our chief executive officer filed such annual certification with the NYSE.  The 2016 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2016 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2017 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2017 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2017 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2017 proxy statement.  See also Note 16 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to our 2017 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements

The Registrant

The consolidated financial statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (30%-owned at December 31, 2016) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.  Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1.  The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)Exhibits

We have included as exhibits the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2016 will be furnished to the Commission upon request.

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

Item No.	Exhibit Index
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

Item No.	Exhibit Index
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

10.20

Tenth Amended and Restated Unsecured Revolving Promissory Note dated December 31, 2016 in the original principal amount of $60.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.  - incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kronos Worldwide, Inc.  (File No. 001-31763) for the year ended December 31, 2016.

10.21

Credit Agreement, dated June 18, 2012, by and among Kronos Worldwide, Inc., certain of its subsidiaries and Wells Fargo Capital Finance, LLC - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc.  Current Report on Form 8-K (File No. 001-31763) dated January 30, 2017 and filed on January 30, 2017.

10.22

Third Amendment to Credit Agreement, dated January 30, 2017, by and among Kronos Worldwide, Inc., certain of its subsidiaries and Wells Fargo Capital Finance, LLC - incorporated by reference to Exhibit 10.2 to the Kronos Worldwide, Inc.  Current Report on Form 8-K (File No. 001-31763) dated January 30, 2017 and filed on January 30, 2017.

10.23

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

Item No.	Exhibit Index
10.25

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

10.27 *	Kronos Worldwide, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of Kronos Worldwide, Inc. Registration statement on Form S-8 (File No. 333-113425). Filed on May 31, 2012.
10.28 *

CompX International Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 10.2 of CompX International Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2012.

10.29 *	NL Industries, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of Registrant’s statement on Form S-8 (File No. 001-00640) Filed on May 31, 2012.
10.30

First Amended and Restated Agreement Regarding Shared Insurance among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc. and Valhi, Inc. dated October 15, 2015 - incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2015.

10.31

Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc.  - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q (File No. 001-31763) for the quarter ended March 31, 2004.

10.32

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

10.35

Amended and Restated Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective December 1, 2012 incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 001-00640) of the Registrant for the year ended December 31, 2012.

10.36

First Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2016 in the original principal amount of $40.0 million executed by Valhi, Inc. and payable to the order of CompX International Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of CompX International Inc. (File No. 1-13905) for the year ended December 31, 2016.

10.37

Loan Agreement between NLKW Holding, LLC, as Borrower, and Valhi, Inc., as Lender, dated as of November 14, 2016 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-00640) of the Registrant dated November 14, 2016 and filed on November 15, 2016.

Item No.	Exhibit Index
10.38

Pledge and Security Agreement made by and between NLKW Holding, LLC in favor of Valhi, Inc., dated as of November 14, 2016 incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-00640) of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.39

Back-to-Back Loan Agreement between the registrant, as Borrower, and NLKW Holding, LLC, as Lender, dated as of November 14, 2016 incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-00640) of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.40

Back-to-Back Pledge and Security Agreement made by and between the registrant in favor of Valhi, Inc., dated as of November 14, 2016 incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-00640) of the Registrant dated November 14, 2016 and filed on November 15, 2016.

21.1 **	Subsidiaries of the Registrant.
23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.
23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.
31.1 **	Certification
31.2 **	Certification
32.1 **	Certification
99.1	Consolidated financial statements of Kronos Worldwide, Inc. - incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2016.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc. (Registrant)
By:	/s/ Robert D. Graham
Robert D. Graham, March 10, 2017
(Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert D. Graham	/s/ Keith R. Coogan
Robert D. Graham, March 10, 2017	Keith R. Coogan, March 10, 2017
(Chairman, President and Chief Executive Officer)	(Director)

/s/ Gregory M. Swalwell	/s/ Loretta J. Feehan
Gregory M. Swalwell, March 10, 2017	Loretta J. Feehan, March 10, 2017
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)	(Director)

/s/ Amy Allbach Samford	/s/ John E. Harper
Amy Allbach Samford, March 10, 2017	John E. Harper, March 10, 2017
(Vice President and Controller, Principal Accounting Officer)	(Director)

/s/ C. H. Moore, Jr.
C. H. Moore, Jr., March 10, 2017
(Director)

/s/ Thomas P. Stafford
Thomas P. Stafford, March 10, 2017
(Director)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NL Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries as of December 31, 2015 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2017

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$96,462	$93,162
Restricted cash and cash equivalents	3,246	3,791
Accounts and other receivables, net	8,977	10,586
Inventories, net	15,098	14,974
Prepaid expenses and other	981	986

Total current assets	124,764	123,499

Other assets:
Note receivable from affiliate	-	27,400
Marketable securities	19,260	49,731
Investment in Kronos Worldwide, Inc.	140,695	120,346
Goodwill	27,156	27,156
Other assets, net	3,331	3,276
Deferred income taxes	11	-

Total other assets	190,453	227,909

Property and equipment:
Land	5,138	5,146
Buildings	21,502	22,811
Equipment	64,051	66,112
Construction in progress	1,567	1,098

	92,258	95,167
Less accumulated depreciation	58,152	61,583

Net property and equipment	34,106	33,584

Total assets	$349,323	$384,992

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2015	2016
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,557	$5,026
Accrued and other current liabilities	10,558	10,624
Accrued environmental remediation and related costs	8,668	13,350
Payable to affiliates	220	1,717
Income taxes	5	26

Total current liabilities	24,008	30,743

Noncurrent liabilities:
Long-term debt from affiliate	-	500
Accrued pension cost	14,155	12,874
Accrued postretirement benefits (OPEB) costs	2,773	2,310
Accrued environmental remediation and related costs	104,465	103,308
Deferred income taxes	25,035	27,445
Other	13,636	13,542

Total noncurrent liabilities	160,064	159,979

Equity:
NL stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Common stock, $.125 par value; 150,000 shares authorized; 48,692 and 48,706 shares issued and outstanding	6,086	6,088
Additional paid-in capital	300,543	300,674
Retained earnings	88,679	104,004
Accumulated other comprehensive loss	(245,358)	(232,846)

Total NL stockholders' equity	149,950	177,920

Noncontrolling interest in subsidiary	15,301	16,350

Total equity	165,251	194,270

Total liabilities and equity	$349,323	$384,992

Commitments and contingencies (Notes 14 and 17)

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2014	2015	2016

Net sales	$103,846	$108,994	$108,920
Cost of sales	71,598	75,593	73,753

Gross margin	32,248	33,401	35,167

Selling, general and administrative expense	18,641	19,430	19,593
Other operating income (expense):
Insurance recoveries	10,368	3,657	443
Other income, net	186	120	9
Corporate expense	(21,323)	(17,480)	(17,009)

Income (loss) from operations	2,838	268	(983)

Equity in earnings (losses) of Kronos Worldwide, Inc.	30,161	(52,770)	13,171
Other income (expense):
Securities transactions, net	16	3	-
Interest and dividends	1,618	1,172	1,732
Interest expense	-	-	(4)

Income (loss) before taxes	34,633	(51,327)	13,916

Income tax expense (benefit)	5,003	(28,611)	(2,777)

Net income (loss)	29,630	(22,716)	16,693
Noncontrolling interest in net income of subsidiary	1,131	1,193	1,368

Net income (loss) attributable to NL stockholders	$28,499	$(23,909)	$15,325

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$0.59	$(0.49)	$0.31

Weighted average shares used in the calculation of net income (loss) per share	48,679	48,688	48,701

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2014	2015	2016

Net income (loss)	$29,630	$(22,716)	$16,693

Other comprehensive income (loss), net of tax:
Marketable securities	(107,057)	(46,917)	20,278
Currency translation	(20,357)	(18,211)	(3,475)
Interest rate swap	-	(445)	55
Defined benefit pension plans	(18,616)	2,548	(3,998)
Other postretirement benefit plans	(993)	(294)	(348)

Total other comprehensive income (loss), net	(147,023)	(63,319)	12,512

Comprehensive income (loss)	(117,393)	(86,035)	29,205
Comprehensive income attributable to noncontrolling interest	1,131	1,193	1,368

Comprehensive income (loss) attributable to NL stockholders	$(118,524)	$(87,228)	$27,837

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2014, 2015 and 2016

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2013	$6,084	$300,223	$84,089	$(35,016)	$13,615	$368,995

Net income	-	-	28,499	-	1,131	29,630
Other comprehensive loss, net of tax	-	-	-	(147,023)	-	(147,023)
Issuance of NL common stock	1	76	-	-	-	77
Cash dividends	-	-	-	-	(328)	(328)
Other, net	-	89	-	-	10	99

Balance at December 31, 2014	6,085	300,388	112,588	(182,039)	14,428	251,450

Net income (loss)	-	-	(23,909)	-	1,193	(22,716)
Other comprehensive loss, net of tax	-	-	-	(63,319)	-	(63,319)
Issuance of NL common stock	1	65	-	-	-	66
Cash dividends	-	-	-	-	(330)	(330)
Other, net	-	90	-	-	10	100

Balance at December 31, 2015	6,086	300,543	88,679	(245,358)	15,301	165,251

Net income	-	-	15,325	-	1,368	16,693
Other comprehensive income, net of tax	-	-	-	12,512	-	12,512
Issuance of NL common stock	2	35	-	-	-	37
Cash dividends	-	-	-	-	(332)	(332)
Other, net	-	96	-	-	13	109

Balance at December 31, 2016	$6,088	$300,674	$104,004	$(232,846)	$16,350	$194,270

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2014	2015	2016

Cash flows from operating activities:
Net income (loss)	$29,630	$(22,716)	$16,693
Depreciation and amortization	3,601	3,609	3,774
Deferred income taxes	4,167	(24,030)	(4,330)
Provision for inventory reserves	24	233	161
Cash funding of benefit plans in excess of net benefit plan expense	(2,557)	(1,349)	(277)
Equity in losses (earnings) of Kronos Worldwide, Inc.	(30,161)	52,770	(13,171)
Dividends received from Kronos Worldwide, Inc.	21,132	21,132	21,132
Other, net	194	188	201
Change in assets and liabilities:
Accounts and other receivables, net	1,220	246	(1,601)
Inventories, net	(3,652)	1,532	(37)
Prepaid expenses and other	18	(189)	(5)
Accounts payable and accrued liabilities	2,855	(1,721)	(172)
Income taxes	5	(2)	18
Accounts with affiliates	726	(439)	2,075
Accrued environmental remediation and related costs	(3,621)	3,118	3,526
Other noncurrent assets and liabilities, net	(29)	(4,746)	(288)

Net cash provided by operating activities	23,552	27,636	27,699

Cash flows from investing activities:
Capital expenditures	(2,858)	(4,304)	(3,206)
Promissory notes receivable from affiliate:
Loans	-	-	(36,600)
Collections	-	-	9,200
Purchase of marketable securities	(643)	(251)	-
Proceeds from the disposal of marketable securities	660	255	-
Other	(47)	-	-

Net cash used in investing activities	(2,888)	(4,300)	(30,606)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2014	2015	2016

Cash flows from financing activities:
Distributions to noncontrolling interests in subsidiary	(328)	(330)	(332)
Indebtedness - borrowings from affiliate	-	-	500

Net cash provided by (used in) financing activities	(328)	(330)	168

Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	20,336	23,006	(2,739)

Balance at beginning of year	57,639	77,975	100,981

Balance at end of year	$77,975	$100,981	$98,242

Supplemental disclosures:
Cash paid for:
Interest	$-	$-	$4
Income taxes, net	193	611	70

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 1 - Summary of significant accounting policies:

Nature of our business - NL Industries, Inc.  (NYSE: NL) is primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  (NYSE MKT: CIX).  We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc.  (NYSE:  KRO).

Organization - At December 31, 2016, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

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

Restricted cash equivalents - We classify cash equivalents that have been segregated or are otherwise limited in use as restricted.  Such restrictions include cash pledged as collateral with respect to performance obligations or letters of credit required by regulatory agencies for certain environmental remediation sites, cash pledged as collateral with respect to certain workers compensation liabilities, and cash held in trust by our insurance brokerage subsidiary pending transfer to the applicable insurance or reinsurance carrier.  To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability.  To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset.  Restricted cash equivalents classified as a current asset are presented separately on our Consolidated Balance Sheets, and restricted cash equivalents classified as a noncurrent asset are presented as a component of other assets on our Consolidated Balance Sheets, as disclosed in Note 8.

Marketable securities and securities transactions - We carry marketable securities at fair value.  Accounting Standard Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and, with certain exceptions, this framework is generally applied to all financial statement items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 - Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

Investment in Kronos Worldwide, Inc.  - We account for our 30% non-controlling interest in Kronos by the equity method.  Distributions received from Kronos are classified for statement of cash flow purposes using the “nature of distribution” approach under ASC Topic 230.  See Note 6.

Goodwill - Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We evaluate goodwill for impairment, annually, or when circumstances indicate the carrying value may not be recoverable.  See Note 7.

Property and equipment; depreciation expense - We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $3.6 million in 2014, $3.6 million in 2015, and $3.8 million in 2016.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform impairment tests by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine whether impairment exists.

Employee benefit plans - Accounting and funding policies for our retirement and post-retirement benefits other than pensions (OPEB) plans are described in Note 11.

Income taxes - We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S.  federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 17.  As a member of the Contran Tax Group, we are party to a tax sharing agreement with Valhi and Contran which provides that we compute our provision for income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to our tax sharing agreement, we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We received net income tax refunds from Valhi of $.1 million in 2014, and we made net payments to Valhi for income taxes of $.6 million in 2015 and less than $.1 million in 2016.

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

Environmental remediation costs - We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust these accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to present value.  We recognize any recoveries of remediation costs from other parties when we deem their receipt probable.  We expense any environmental remediation related legal costs as incurred.  At December 31, 2015 and 2016, we had not recognized any receivables for recoveries.  See Note 17.

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

	Years ended December 31,
	2014	2015	2016
	(In thousands)
Net sales - point of destination:
United States	$98,994	$103,737	$98,526
Canada	1,927	2,352	7,515
Other	2,925	2,905	2,879

Total	$103,846	$108,994	$108,920

All of our net property and equipment is located in the United States at December 31, 2015 and 2016.

Note 3 - Accounts and other receivables, net:

	December 31,
	2015	2016
	(In thousands)
Trade receivables - CompX	$8,847	$10,417
Accrued insurance recoveries	138	104
Other receivables	79	135
Allowance for doubtful accounts	(87)	(70)

Total	$8,977	$10,586

Accrued insurance recoveries are discussed in Note 17.

Note 4 - Inventories, net:

	December 31,
	2015	2016
	(In thousands)
Raw materials	$2,807	$2,743
Work in process	9,346	8,988
Finished products	2,945	3,243

Total	$15,098	$14,974

Note 5 - Marketable securities:

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	gain (loss)
		(In thousands)
December 31, 2015
Noncurrent assets
Valhi common stock	1	$19,260	$24,347	$(5,087)

December 31, 2016
Noncurrent assets
Valhi common stock	1	$49,731	$24,347	$25,384

At December 31, 2015 and 2016, we held approximately 14.4 million shares of our immediate parent company, Valhi. See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy. At December 31, 2015 and 2016, the quoted market prices of Valhi common stock were $1.34 and $3.46 per share, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 - Investment in Kronos Worldwide, Inc.:

At December 31, 2015 and 2016, we owned approximately 35.2 million shares of Kronos common stock.  The per share quoted market price of Kronos at December 31, 2015 and 2016 was $5.64 and $11.94 per share, respectively, or an aggregate market value of $198.6 million and $420.5 million, respectively.  The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Years ended December 31,
	2014	2015	2016
	(In millions)
Balance at the beginning of the year	$284.5	$237.7	$140.7
Equity in earnings (losses) of Kronos	30.2	(52.8)	13.2
Dividends received from Kronos	(21.1)	(21.1)	(21.1)
Equity in Kronos' other comprehensive income (loss):
Marketable securities	(4.2)	0.7	.7
Currency translation	(31.3)	(28.0)	(5.4)
Interest rate swap	-	(0.7)	.1
Defined benefit pension plans	(20.1)	4.9	(7.8)
Other postretirement benefit plans	(0.3)	-	(.1)
Other	-	-	-

Balance at the end of the year	$237.7	$140.7	$120.3

Selected financial information of Kronos is summarized below:

	December 31,
	2015	2016
	(In millions)
Current assets	$710.8	$650.4
Property and equipment, net	429.5	434.0
Investment in TiO2 joint venture	82.9	78.9
Other noncurrent assets	19.5	16.3

Total assets	$1,242.7	$1,179.6

Current liabilities	$201.7	$182.1
Long-term debt	337.2	335.4
Accrued pension and postretirement benefits	209.4	234.2
Other noncurrent liabilities	32.5	32.9
Stockholders' equity	461.9	395.0

Total liabilities and stockholders' equity	$1,242.7	$1,179.6

	Years ended December 31,
	2014	2015	2016
	(In millions)
Net sales	$1,651.9	$1,348.8	$1,364.3
Cost of sales	1,302.2	1,156.5	1,107.3
Income (loss) from operations	149.7	(1.1)	81.1
Income tax expense	34.5	142.8	17.9
Net income (loss)	99.2	(173.6)	43.3

Note 7 - Goodwill:

All of our goodwill recognized is related to our component products operations and was generated from CompX’s acquisitions of certain business units.  There have been no changes in the carrying amount of our goodwill during the past three years.

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

In 2014, 2015 and 2016, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing.  No impairment was indicated as part of such annual review of goodwill.  As permitted by GAAP, during 2014 and 2015 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the two-step quantitative goodwill impairment test.  During 2016, we used the quantitative assessment of ASC 350-20-35 for our 2016 annual impairment test using discounted cash flows to determine the estimated fair value of our Security Products reporting unit.  Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35. Prior to 2014, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired, and all of the goodwill related to our wholly-owned subsidiary EWI Re, Inc., (EWI) an insurance brokerage and risk management services company (which aggregated $6.4 million) was impaired.  Our gross goodwill at December 31, 2016 was $43.7 million.

Note 8 - Other assets:

	December 31,
	2015	2016
	(In thousands)
Restricted cash	$1,273	$1,289
Pension asset	1,303	1,037
Other	755	950

Total	$3,331	$3,276

Note 9 - Accrued and other current liabilities:

	December 31,
	2015	2016
	(In thousands)
Employee benefits	$8,438	$8,375
Professional fees and settlements	698	613
Other	1,422	1,636

Total	$10,558	$10,624

Note 10 - Long-term debt:

In November 2016, we entered into a financing transaction with Valhi.  Previously, and in contemplation of the financing transaction described herein, we formed NLKW Holding, LLC and capitalized it with 35.2 million shares of the common stock of Kronos held by us.

The financing transaction consisted of two steps.  Under the first step, NLKW entered into a $50 million revolving credit facility (the “Valhi Credit Facility”) pursuant to which NLKW can borrow up to $50 million from Valhi (with such commitment amount subject to increase from time to time at Valhi’s sole discretion).  Proceeds from any borrowings by NLKW under the Valhi Credit Facility would be available for one or more loans from NLKW to us in accordance with the terms of the second step of the financing transaction: a Back-to-Back Credit Facility, as described below.  Outstanding borrowings under the Valhi Credit Facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2023.  The maximum principal amount which may be outstanding from time-to-time under the Valhi Credit Facility is limited to 50% of the amount determined by multiplying the number of shares of Kronos common stock pledged by the most recent closing price of such security on the New York Stock Exchange.  Borrowings under the Valhi Credit Facility are collateralized by the assets of NLKW (consisting primarily of the shares of Kronos common stock pledged) and 100% of the membership interest in NLKW held by us.  The Valhi Credit Facility contains a number of covenants and restrictions which, among other things, restrict NLKW’s ability to incur additional debt, incur liens, and merge or consolidated with, or sell or transfer substantially all of NLKW’s assets to, another entity, and require NLKW to maintain a minimum specified level of consolidated net worth.  Upon an event of default, Valhi will be entitled to terminate its commitment to make further loans to NLKW, to declare the outstanding loans (with interest) immediately due and payable, and, in the case of certain insolvency events with respect to NLKW or us, to exercise its rights with respect to the collateral.  Such collateral rights include the right to purchase all of the shares of Kronos common stock pledged at a purchase price equal to the aggregate market value of such stock (with such market value determined by an independent third-party valuation provider), less amounts owing to Valhi under the Valhi Credit Facility, with up to 50% of such purchase price being payable by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, and with the remainder of such purchase price payable in cash at the date of purchase.

Contemporaneously with the entering into of the Valhi Credit Facility, NLKW entered into a $50 million revolving credit facility (the “Back-to-Back Credit Facility”) with us, pursuant to which we can borrow up to $50 million from NLKW (with such commitment amount subject to increase from time to time in NLKW’s sole discretion).  Proceeds from any borrowings under the Back-to-Back Credit Facility would be available for our general corporate purposes, including providing resources to assist us in the resolution of certain claims and contingent liabilities which may be asserted against us.  Outstanding borrowings under the Back-to-Back Credit Facility bear interest at the same rate and are payable on the same maturity date as are borrowings by NLKW under the Valhi Credit Facility.  Borrowings under the Back-to-Back Credit Facility are on an unsecured basis; however, as a condition thereto, we pledged to Valhi as collateral for the Valhi Credit Facility our 100% membership interest in NLKW.  Any outstanding borrowings and interest on such borrowings under the Back-to-Back Credit Facility are eliminated in the preparation of the consolidated financial statements.

We had borrowings under the Valhi Credit Facility of $0.5 million as of December 31, 2016.  The average interest rate as of and for the period ending December 31, 2016 was 5.63% and 5.46%, respectively. See Note 16.  We are in compliance with all of the covenants contained in the Valhi Credit Facility at December 31, 2016.

Also in November 2016, we terminated our previously-reported $40 million revolving promissory note between Valhi and us, pursuant to which we could borrow up to $40 million from Valhi on an unsecured basis, with outstanding borrowings at any time solely at the discretion of Valhi.  There were no outstanding borrowings under this revolving promissory note at December 31, 2015 or at the time of its termination.  See Note 16.

Note 11 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans.  Company contributions are based on matching or other formulas.  Defined contribution plan expense approximated $2.4 million in 2014, $2.5 million in 2015 and $2.7 million in 2016.

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

We expect to contribute approximately $.3 million to all of our defined benefit pension plans during 2017.  Benefit payments to all plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In thousands)
2017	$3,615
2018	3,642
2019	3,629
2020	3,658
2021	3,724
Next 5 years	17,931

The funded status of our defined benefit pension plans is presented in the table below.

	December 31,
	2015	2016
	(In thousands)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$61,225	$57,086
Interest cost	2,376	2,302
Participant contributions	8	6
Actuarial losses (gains)	(2,579)	292
Change in currency exchange rates	(471)	(1,804)
Benefits paid	(3,473)	(3,621)
Benefit obligations at end of the year	57,086	54,261

Change in plan assets:
Fair value of plan assets at beginning of the year	48,816	44,067
Actual return on plan assets	(1,572)	3,278
Employer contributions	800	565
Participant contributions	8	6
Change in currency exchange rates	(512)	(2,027)
Benefits paid	(3,473)	(3,621)
Fair value of plan assets at end of year	44,067	42,268
Funded status	$(13,019)	$(11,993)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$1,303	$1,037
Accrued pension costs:
Current	(167)	(156)
Noncurrent	(14,155)	(12,874)
Total	$(13,019)	$(11,993)

Accumulated other comprehensive loss - actuarial losses, net	$34,137	$32,514
Total	$21,118	$20,521
Accumulated benefit obligations (ABO)	$57,086	$54,261

The amounts shown in the table above for actuarial losses (gains) at December 31, 2015 and 2016 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2015 and 2016.  We expect that $1.6 million of the unrecognized actuarial losses will be recognized as a component of our periodic defined benefit pension cost in 2017.

The table below details the changes in other comprehensive income during 2014, 2015 and 2016.

	Years ended December 31,
	2014	2015	2016
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$(9,519)	$(2,373)	$122
Amortization of unrecognized net actuarial loss	934	1,340	1,474

Total	$(8,585)	$(1,033)	$1,596

The components of our net periodic defined benefit pension cost are presented in the table below.  The amount shown below for the amortization of unrecognized actuarial losses in 2014, 2015 and 2016, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income (loss) at December 31, 2013, 2014 and 2015, respectively.

	Years ended December 31,
	2014	2015	2016
	(In thousands)
Net periodic pension cost:
Interest cost on PBO	$2,538	$2,376	$2,302
Expected return on plan assets	(3,409)	(3,353)	(2,911)
Recognized actuarial losses	934	1,340	1,474

Total	$63	$363	$865

Certain information concerning our defined benefit pension plans (including information concerning certain plans for which ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2015	2016
	(In thousands)
PBO at end of the year
U.S. plan	$47,895	$44,967
U.K. plan	9,191	9,294

Total	$57,086	$54,261
Fair value of plan assets at end of the year
U.S. plan	$33,573	$31,937
U.K. plan	10,494	10,331

Total	$44,067	$42,268
Plans for which the ABO exceeds plan assets:
PBO	$47,895	$44,967
ABO	47,895	44,967
Fair value of plan assets	33,573	31,937

The weighted-average discount rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2015 and 2016 are 4.0% and 3.7%, respectively.  Such weighted-average rates were determined using the projected benefit obligations at each date.  Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable.  Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2014 and 2015.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2014, 2015 and 2016 are presented in the table below.  Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2014	2015	2016

Discount rate	4.5%	3.8%	4.0%
Long-term rate of return on plan assets	7.2%	7.2%	7.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2015 and 2016, all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

For 2014, 2015 and 2016, the long-term rate of return assumption for plan assets invested in the CMRT was 7.5%, based on the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at any time based on the most recent value and (ii) observable inputs from Level 1 or Level 2 (or assets not subject to classification in the fair value hierarchy) were used to value approximately 91% and 92% of the assets of the CMRT at December 31, 2015 and 2016, respectively, as noted below.  CMRT assets not subject to classification in the fair value hierarchy consist principally of certain investments measured at net asset value per share in accordance with ASC 820-10.

The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2015	2016
	(In millions)
CMRT asset value	$648.8	$637.8
CMRT assets comprised of:
Assets not subject to fair value hierarchy	30%	30%
Assets subject to fair value hierarchy:
Level 1	54	54
Level 2	7	8
Level 3	9	8

	100%	100%
CMRT asset mix:
Domestic equities, principally publicly traded	29%	31%
International equities, principally publicly traded	22	22
Fixed income securities, principally publicly traded	38	36
Privately managed limited partnerships	5	5
Hedge funds	5	5
Other, primarily cash	1	1

	100%	100%

The composition of our December 31, 2015 and 2016 pension plan assets by fair value level is shown in the table below.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
December 31, 2015:
CMRT	$33,573	$-	$33,573
Other	10,494	10,494	-

Total	$44,067	$10,494	$33,573

December 31, 2016:
CMRT	$31,937	$-	$31,937
Other	10,331	10,331	-

Total	$42,268	$10,331	$31,937

 Postretirement benefits other than pensions - We provide certain health care and life insurance benefits for eligible retired employees.  These plans are closed to new participants, and no additional benefits accrue to existing plan participants.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65.  We have no OPEB plan assets, rather, we fund postretirement benefits as they are incurred, net of any contributions by the retiree.  At December 31, 2016, we currently expect to contribute approximately $.4 million to all OPEB plans during 2017.  Contribution to our OPEB plans to cover benefit payments expected to be paid to OPEB plan participants are summarized in the table below:

Years ending December 31,	Amount
(In thousands)
2017	$434
2018	389
2019	346
2020	304
2021	266
Next 5 years	860

The funded status of our OPEB plans is presented in the table below.

	December 31,
	2015	2016
	(In thousands)
Change in accumulated OPEB obligations:
Obligations at beginning of the year	$3,882	$3,238
Interest cost	108	96
Actuarial gain	(336)	(263)
Net benefits paid	(416)	(327)
Obligations at end of the year	3,238	2,744
Fair value of plan assets	-	-
Funded status	$(3,238)	$(2,744)

Accrued OPEB costs recognized in the balance sheet:
Current	$(465)	$(434)
Noncurrent	(2,773)	(2,310)
Total	$(3,238)	$(2,744)
Accumulated other comprehensive income (loss):
Net actuarial losses	$790	$679
Prior service credit	(541)	-
Total	$249	$679
The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2015 and 2016 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  These amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income at December 31, 2015 and 2016.  We expect to recognize approximately $.2 million of actuarial gains as a component of our periodic OPEB cost in 2017.

The table below details the changes in other comprehensive income during 2014, 2015 and 2016.

	Years ended December 31,
	2014	2015	2016
	(In thousands)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$(385)	$336	$263
Amortization of unrecognized:
Actuarial gain	(176)	(101)	(152)
Prior service credit	(644)	(621)	(541)

Total	$(1,205)	$(386)	$(430)

The components of our periodic OPEB cost are presented in the table below.  The amounts shown below for the amortization of unrecognized actuarial gains and prior service credit in 2014, 2015 and 2016, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2013, 2014 and 2015, respectively.

	Years ended December 31,
	2014	2015	2016
	(In thousands)
Net periodic OPEB cost (benefit):
Interest cost	$114	$108	$96
Amortization of actuarial gain	(176)	(101)	(152)
Amortization of prior service credit	(644)	(621)	(541)

Total	$(706)	$(614)	$(597)

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2015 and 2016 follows:

	2015	2016
Health care inflation:
Initial rate	7.0%	6.5%
Ultimate rate	5.0%	4.5%
Year of ultimate rate achievement	2021	2021
Discount rate	3.2%	3.1%

The assumed health care cost trend rates have an effect on the amount we report for health care plans.  A one-percent change in assumed health care cost trend rates would not have a material effect on the net periodic OPEB cost for 2016 or on the accumulated OPEB obligation at December 31, 2016.

The weighted-average discount rate used in determining the net periodic OPEB cost for 2016 was 3.2% (the rate was 3.0% in 2015 and 3.2% in 2014).  The weighted-average rate was determined using the projected benefit obligation as of the beginning of each year.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

Note 12 - Other noncurrent liabilities:

	December 31,
	2015	2016
	(In thousands)
Reserve for uncertain tax positions	$12,186	$12,186
Insurance claims and expenses	663	589
Other	787	767

Total	$13,636	$13,542

Our reserve for uncertain tax positions is discussed in Note 14.

Note 13 - Other operating income (expense):

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

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable.  See Note 17.

Note 14 - Income taxes:

 The provision for income taxes and the difference between such provision for income taxes, the amount that would be expected using the U.S. federal statutory income tax rate of 35% and the comprehensive provision for income taxes are presented below.

	Years ended December 31,
	2014	2015	2016
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$12.1	$(18.0)	$4.9
Rate differences on equity in earnings (losses) of Kronos	(7.4)	(7.4)	(7.4)
Adjustment to the reserve for uncertain tax positions, net	-	(3.0)	-
U.S. state income taxes and other, net	.3	(.2)	(.3)

Income tax expense (benefit)	$5.0	$(28.6)	$(2.8)

Components of income tax expense (benefit):
Currently payable (receivable):	$.8	$.1	$1.5
Deferred income tax expense (benefit)	4.2	(28.7)	(4.3)

Income tax expense (benefit)	$5.0	$(28.6)	$(2.8)

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from continuing operations	$5.0	$(28.6)	$(2.8)
Other comprehensive income (loss):
Marketable securities	(57.6)	(25.3)	10.9
Currency translation	(11.0)	(9.8)	(1.8)
Interest rate swap	-	(.2)	-
Pension plans	(10.0)	1.4	(2.1)
OPEB plans	(.5)	(.2)	(.2)

Total	$(74.1)	$(62.7)	$4.0

The components of the net deferred tax liability at December 31, 2015 and 2016 are summarized in the following table.

	Years ended December 31,
	2015		2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$.5	$-	$.5	$-
Marketable securities	-	(6.4)	-	(17.0)
Property and equipment	-	(4.5)	-	(4.4)
Accrued OPEB costs	1.1	-	1.0	-
Accrued pension costs	4.6	-	4.2	-
Accrued employee benefits	2.0	-	1.9	-
Accrued environmental liabilities	39.9	-	41.1	-
Goodwill	-	(2.6)	-	(2.6)
Other accrued liabilities and deductible differences	.4	-	.2	-
Other taxable differences	-	(4.3)	-	(3.3)
Investment in Kronos Worldwide, Inc.	-	(56.2)	-	(49.0)
Tax loss and tax credit carryforwards	.5	-	-	-
Adjusted gross deferred tax assets (liabilities)	49.0	(74.0)	48.9	(76.3)
Netting of items by tax jurisdiction	(49.0)	49.0	(48.9)	48.9

Net noncurrent deferred tax asset (liability)	$-	$(25.0)	$-	$(27.4)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $21.1 million in each of 2014, 2015 and 2016.  See Note 6.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos represents the benefit associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

Kronos has substantial net operating losses in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined that such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax expense of $150.3 million in the second quarter of 2015 as a valuation allowance against Kronos’ net deferred income tax assets in such jurisdictions.  Kronos recognized an additional $8.7 million non-cash deferred income tax asset valuation allowance during the second half of 2015.  During 2016, Kronos recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of its German NOLs during such period more than offset the impact of additional losses recognized by Kronos’ Belgian operations during such period.  In addition to the aggregate $159.0 million increase and $2.2 million decrease in the deferred income tax asset valuation allowance recognized as part of the provision for income taxes in 2015 and 2016, respectively, the deferred income tax asset valuation allowance also increased by an aggregate of $9.8 million in 2015 and $6.7 million in 2016 due to amounts recognized in other comprehensive income.  The rate difference related to our equity in losses of Kronos in 2015 and 2016 includes our equity in such non-cash deferred income tax expenses recognized by Kronos.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns, including those of Kronos and tax authorities have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.

•

In 2011 and 2012 Kronos received notices of re-assessment from the Canadian federal and provincial tax authorities related to the years 2002 through 2004.  Kronos objected to the re-assessments and believed the position was without merit.  Accordingly, Kronos appealed the re-assessments and in connection with such appeal Kronos was required to post letters of credit aggregating Cdn. $7.9 million.  In 2014, the Appeals Division of the Canadian Revenue Authority ruled in our favor and reversed in their entirety such notices of re-assessment.  As a result, Kronos recognized a non-cash income tax benefit of $3.0 million related to the release of a portion of its reserve for uncertain tax positions in 2014 related to the completion of this Canadian income tax audit.  In addition, the related letters of credit have been cancelled.

•

Also during 2014, Kronos recognized a non-cash income tax benefit of $3.1 million related to the release of a portion of its reserve for uncertain tax positions in conjunction with the completion of an audit of our U.S. income tax return for 2009.

•

As a result of ongoing audits in certain jurisdictions, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether Kronos would agree to execute and finalize such agreements.  During 2016, Contran, as the ultimate parent of our U.S. Consolidated income tax group, executed and finalized an Advance Pricing Agreement with the U.S. Internal Revenue Service and our Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (collectively, the “U.S.-Canada APA”) effective for tax years 2005 - 2015.  Pursuant to the terms of the U.S.-Canada APA, the U.S. and Canadian tax authorities agreed to certain prior year changes to taxable income of our U.S. and Canadian subsidiaries.  As a result of such agreed-upon changes, Kronos recognized a $3.4 million current U.S. income tax benefit in 2016.  In addition, our Canadian subsidiary will incur a cash income tax payment of approximately CAD $3 million (USD $2.3 million) as a result of the U.S.-Canada APA, but such payment was fully offset by previously provided accruals (such USD $2.3 million has not been paid as of December 31, 2016, and is classified as part of income taxes payable at such date).  Kronos currently expects the Advance Pricing Agreement between Canada and Germany (collectively, the “Canada-Germany APA”) to be executed and finalized within the next twelve months.  Kronos believes it has adequate accruals to cover any cash income tax payment which might result from the finalization of the Canada-Germany APA, and accordingly Kronos does not expect the execution of such APA to have a material adverse effect on its consolidated financial position, results of operations or liquidity.

We believe that we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2014, 2015 and 2016:

	December 31,
	2014	2015	2016
	(In millions)
Unrecognized liabilities:
Balance at the beginning of the period	$16.8	$16.8	$12.2
Lapse of applicable statute of limitations	-	(4.6)	-

Balance at the end of the period	$16.8	$12.2	$12.2

In the first quarter of 2015, we recognized a non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.  If our uncertain tax positions were recognized, a benefit of $15.2 million would affect our effective income tax rate in 2014, a benefit of $12.2 million would affect our rate in 2015 and 2016.  We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2014, 2015 and 2016 was not material.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  Our U.S. income tax returns prior to 2013 are generally considered closed to examination by applicable tax authorities.

Note 15 - Stockholders’ equity:

Long-term incentive compensation plan – We have a long-term incentive plan that provides for the award of stock to our board of directors, and up to a maximum of 200,000 shares can be awarded.  We awarded 9,000 shares under this plan in each of 2014 and 2015 and 14,000 shares in 2016.  At December 31, 2016, 163,000 shares were available for future grants under this plan.

Long-term incentive compensation plan of subsidiaries and affiliates - CompX and Kronos each have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors.  At December 31, 2016, Kronos had 163,500 shares available for award and CompX had 173,000 shares available for award.

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

	Years ended December 31,
	2014	2015	2016
	(In thousands)
Accumulated other comprehensive income (loss), net of tax:
Marketable securities:
Balance at beginning of year	$154,169	$47,112	$195
Other comprehensive income (loss):
Unrealized gain (loss) arising during the year	(107,057)	(48,647)	20,278
Less reclassification adjustment for amounts included
in realized loss	-	1,730	-

Balance at end of year	$47,112	$195	$20,473

Currency translation:
Balance at beginning of year	$(133,816)	$(154,173)	$(172,384)
Other comprehensive income (loss):
Arising during the year	(20,357)	(18,211)	(3,475)

Balance at end of year	$(154,173)	$(172,384)	$(175,859)

Interest rate swap:
Balance at beginning of year	$-	$-	$(445)
Other comprehensive income (loss):
Unrealized gains (losses) arising during the year	-	(560)	(393)
Reclassification adjustments for amounts included in equity in earnings of Kronos	-	115	448

Balance at end of year	$-	$(445)	$(390)

Defined benefit pension plans:
Balance at beginning of year	$(56,644)	$(75,260)	$(72,712)
Other comprehensive income (loss):
Amortization of prior service cost and net losses
included in net periodic pension cost	2,107	2,884	2,655
Net actuarial gain (loss) arising during the year	(20,723)	(336)	(6,653)

Balance at end of year	$(75,260)	$(72,712)	$(76,710)

OPEB plans:
Balance at beginning of year	$1,275	$282	$(12)
Other comprehensive income (loss):
Amortization of prior service credit and net losses
included in net periodic OPEB cost	(626)	(547)	(529)
Net actuarial gain (loss) arising during year	(367)	253	181

Balance at end of year	$282	$(12)	$(360)

Total accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	$(35,016)	$(182,039)	$(245,358)
Other comprehensive income (loss)	(147,023)	(63,319)	12,512

Balance at end of year	$(182,039)	$(245,358)	$(232,846)

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

Current payables to affiliates are summarized in the table below:

	December 31,
	2015	2016
	(In thousands)
Current payables to affiliates:
Income taxes payable to Valhi	$40	$1,506
Other - trade items	180	211
Total	$220	$1,717

From time to time, we may have loans and advances outstanding between us and various related parties, pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.  While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans.  In this regard, prior to 2014, we entered into a promissory note with Valhi, whereby, as subsequently amended, we could borrow up to $40 million.  During 2014, 2015 and 2016 we had no borrowings under this note, and such note was terminated during 2016.  On November 14, 2016, NLKW entered into the Valhi Credit Facility whereby, we could borrow up to $50 million.  NLKW had borrowings outstanding of $0.5 million as of December 31, 2016 under the Valhi Credit Facility, and we incurred a nominal amount of interest expense under such credit facility for the year ended December 31, 2016.  See Note 10.  In addition, in August 2016 CompX entered into an unsecured revolving demand promissory note with Valhi whereby CompX has agreed to loan Valhi up to $40 million.  CompX’s loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2018.  The amount of CompX’s outstanding loans to Valhi at any time is at its discretion.  At December 31, 2016, the outstanding principal balance receivable from Valhi under the promissory note was $27.4 million.  Interest income (including unused commitment fees) on CompX’s loan to Valhi was $.2 million in 2016.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the company on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain

Contran employees to provide services to multiple companies but only be compensated by Contran.  The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods), approved by the independent members of the applicable board of directors, aggregated approximately $21.9 million in 2014, $23.3 million in 2015 and $24.5 million in 2016.  This agreement is renewed annually, and we expect to pay approximately $23.9 million under the ISA during 2017.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites.  Tall Pines is a subsidiary of Valhi and EWI is a subsidiary of Valhi and us.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines and EWI by us (including amounts attributable to Kronos for all periods, including its Louisiana Pigment Company joint venture), were $12.0 million in 2014, $12.2 million in 2015 and $11.3 million in 2016.  These amounts principally represent payments for insurance premiums, which include premiums or fees paid to Tall Pines or fees paid to EWI.  These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers or reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect these relationships with Tall Pines and EWI will continue in 2017.

With respect to certain of such jointly-owned policies, it is possible that unusually large losses incurred by one or more insured party during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period.  As a result, and in the event that the available coverage under a particular policy would become exhausted by one or more claims, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss arising because the available coverage had been exhausted by one or more claims will be shared ratably amongst those entities that had submitted claims under the relevant policy.  We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

Contran and certain of its subsidiaries, including us, participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established.  Pursuant to the program, Contran and certain of its subsidiaries, including us, as a group share information technology data recovery services.  The program apportions its costs among the participating companies.  The aggregate amount we paid to Contran for such services (including amounts attributable to Kronos for all periods) was $145,000 in 2014, $180,000 in 2015 and $158,000 in 2016.  We expect that this relationship with Contran will continue in 2017.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2015 and 2016, we have not recognized any receivables for recoveries.

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

	Years ended December 31,
	2014	2015	2016
	(In thousands)
Balance at the beginning of the year	$113,636	$110,015	$113,133
Additions charged to expense, net	6,485	4,370	5,152
Payments, net	(10,106)	(1,252)	(1,627)

Balance at the end of the year	$110,015	$113,133	$116,658

Amounts recognized in the balance sheet:
Current liability	$6,984	$8,668	$13,350
Noncurrent liability	103,031	104,465	103,308

Balance at the end of the year	$110,015	$113,133	$116,658

Of the $10.1 million payments in 2014, $2.9 million relates to certain payments which were previously discounted to their present value because the timing and amounts of such payments were fixed and determinable.    Such payments were discounted to present value using a 3.0% discount rate using the interest method for years 2011 through 2016.  The amount of such discount charged to expense in any individual year was not material.  Those payments aggregated $6.0 million on an undiscounted basis.  We paid $3.0 million prior to 2014 and $2.9 million (including a $1.9 million prepayment in full) in 2014.

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations.  At December 31, 2016, we had accrued approximately $117 million related to approximately 41 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $160 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2016, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 103 of these types of cases pending, involving a total of approximately 588 plaintiffs.  In addition, the claims of approximately 8,687 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers.  The ten largest customers related to our operations accounted for approximately 47% in 2014, 48% in 2015 and 46% in 2016.  One customer of CompX’s Security Products business accounted for 13% of total sales in each of 2014 and 2015, and 14% in 2016.  Another customer of CompX’s Security Products business accounted for approximately 12% of total sales in each of 2014 and 2015, and 11% in 2016.

Other

Rent expense principally for CompX operating facilities and equipment was not significant in 2014, 2015 or 2016 and at December 31, 2016, future minimum rentals under noncancellable operating leases are also not significant.

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

Note 18 - Financial instruments:

The following table summarizes the valuation of our marketable securities on a fair value basis as of December 31, 2015 and 2016:

	Fair value measurements
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
December 31, 2015
Marketable securities	$19,260	$19,260	$-	$-

December 31, 2016
Marketable securities	$49,731	$49,731	$-	$-

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2015 and 2016:

	December 31, 2015		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash, cash equivalents and restricted cash	$100,981	$100,981	$98,242	$98,242
Noncontrolling interest in CompX common stock	15,301	18,878	16,350	26,790

The fair value of our noncontrolling interest in CompX stockholders’ equity is based upon its quoted market price at each balance sheet date, which represents Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 19 – Recent accounting pronouncements:

Adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This standard provides guidance on eight specific cash flow issues including:  debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, distributions from equity method investees and separately identifiable cash flows and application of the predominance principle.  The new standard is effective for us beginning with the first quarter of 2018.  We have elected to adopt this ASU with this Annual Report without any material effect on the presentation of cash flows in our previously issued Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This standard provides guidance on the cash flow classification of changes in restricted cash and additional disclosure requirements regarding the nature of restrictions on cash.  The new standard is effective for us beginning with the first quarter of 2018.  We have elected to adopt this ASU retrospectively beginning with this Annual Report and accordingly we have presented all changes in cash, cash equivalents and restricted cash in the statement of cash flows and provided additional disclosure regarding the composition and classification of cash, cash equivalents and restricted cash in our Consolidated Balance Sheets and related Footnotes.  As a result, for the year ended December 31, 2014, net cash used in investing activities decreased by $0.4 million, and for the year ended December 31, 2015, net cash provided by operating activities decreased by $0.5 million and net cash used in investing activities increased by $0.4 million.

Pending Adoption

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard, as amended, is currently effective for us beginning with the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or retrospectively with a cumulative effect recognized as of the date of adoption.  ASU No. 2014-09 is a fundamental rewriting of existing GAAP with respect to revenue recognition, and we are still evaluating the effect the Standard will have on our Consolidated Financial Statements.  We currently expect to adopt the standard in the first quarter of 2018 using the modified retrospective approach to adoption.  Our sales generally involve single performance obligations to ship goods pursuant to customer purchase orders without further underlying contracts, and as such, we expect adoption of this standard will have a minimal effect on our revenues.  We are in the process of evaluating the additional disclosure requirements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are in the process of assessing all of our current leases.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the insignificant amount of our future minimum payments under non-cancellable operating leases at December 31, 2016 discussed in Note 17, we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheets.

Note 20 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2015
Net sales	$27.9	$28.9	$26.5	$25.7
Gross margin	8.6	9.1	8.1	7.6
Net income (loss)	10.3	(28.8)	1.2	(5.4)
Net income (loss) attributable to NL stockholders	10.0	(29.2)	0.9	(5.6)
Income (loss) per common share attributable to NL stockholders	$.21	$(.60)	$.02	$(.11)

Year ended December 31, 2016
Net sales	$27.1	$27.1	$28.4	$26.3
Gross margin	8.2	8.5	9.4	9.1
Net income (loss)	(2.2)	1.2	7.8	10.0
Net income (loss) attributable to NL stockholders	(2.5)	0.8	7.4	9.6
Income (loss) per common share attributable to NL stockholders	$(.05)	$.02	$.15	$.20

We recognized the following amounts during 2015:

•

aggregate pre-tax income of $3.7 million ($3.1 million, $.3 million, $.1 million, and $.2 million in the first, second, third, and fourth quarter, respectively) related to insurance recoveries, see Note 17,

•	a first quarter non-cash income tax benefit in 2015 related to a net reduction in our reserve for uncertain tax positions of $3.0 million, see Note 14,
•

loss of $.65 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ recognition of a deferred income tax asset valuation allowance related to its German and Belgian operations primarily in the second quarter,

•	loss of $.07 per share, net of income taxes, primarily in the second quarter included in our equity in losses of Kronos related to certain workforce reduction charges recognized by Kronos, and
•

loss of $.03 per share, net of income taxes, in the third quarter included in our equity in losses of Kronos related to Kronos’ recognition of an other-than-temporary impairment charge in a marketable equity security.

We recognized the following amounts during 2016:

•	income of $.01 per share, net of income taxes, included in our equity in earnings of Kronos related to insurance settlement gains in the first quarter,
•

income of $.02 per share in the third quarter and loss of $.01 per share in the fourth quarter, each net of income taxes, included in our equity in earnings of Kronos related to the execution and finalization of the U.S.-Canada APA (see Note 14),

•

loss of $.01 per share in the second quarter and income of $.02 per share in the fourth quarter, each net of income taxes, included in our equity in earnings of Kronos related to a net decrease in our deferred income tax asset valuation allowance related to Kronos’ German and Belgian operations (see Note 14), and

•	loss of $.01 per share, net of income taxes, included in our equity in earnings of Kronos related to a net increase in Kronos’ reserve for uncertain tax positions, mostly in the fourth quarter.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.