Form 10-Q
period 2017-03-31
NL INDUSTRIES INC
filed 2017-05-08
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

Commission file number 1-640

NL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2697

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act).    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on April 28, 2017:  48,705,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2016	2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,162	$93,409
Restricted cash and cash equivalents	3,791	3,198
Accounts and other receivables, net	10,586	13,182
Inventories, net	14,974	15,347
Prepaid expenses and other	986	1,044

Total current assets	123,499	126,180

Other assets:
Notes receivable from affiliate	27,400	29,000
Marketable securities	49,731	47,143
Investment in Kronos Worldwide, Inc.	120,346	130,002
Goodwill	27,156	27,156
Other assets, net	3,276	3,383

Total other assets	227,909	236,684

Property and equipment:
Land	5,146	5,146
Buildings	22,811	22,812
Equipment	66,112	66,325
Construction in progress	1,098	783

	95,167	95,066
Less accumulated depreciation	61,583	61,849

Net property and equipment	33,584	33,217

Total assets	$384,992	$396,081

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2016	2017
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,026	$5,011
Accrued and other current liabilities	10,624	7,218
Accrued environmental remediation and related costs	13,350	13,113
Payable to affiliates	1,717	1,729
Income taxes	26	33

Total current liabilities	30,743	27,104

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued pension costs	12,874	12,702
Accrued postretirement benefits (OPEB) costs	2,310	2,227
Accrued environmental remediation and related costs	103,308	106,151
Deferred income taxes	27,445	29,923
Other	13,542	13,545

Total noncurrent liabilities	159,979	165,048

Equity:
NL stockholders' equity:
Common stock	6,088	6,088
Additional paid-in capital	300,674	300,674
Retained earnings	104,004	112,354
Accumulated other comprehensive loss	(232,846)	(231,866)

Total NL stockholders' equity	177,920	187,250

Noncontrolling interest in subsidiary	16,350	16,679

Total equity	194,270	203,929

Total liabilities and equity	$384,992	$396,081

Commitments and contingencies (Note 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended
	March 31,
	2016	2017
	(unaudited)
Net sales	$27,075	$29,948
Cost of sales	18,870	20,263

Gross margin	8,205	9,685

Selling, general and administrative expense	4,852	5,159
Other operating income (expense):
Insurance recoveries	90	50
Corporate expense	(5,649)	(5,499)

Loss from operations	(2,206)	(923)

Equity in earnings (losses) of Kronos Worldwide, Inc.	(1,150)	11,175

Other income (expense):
Interest and dividend income	353	696
Interest expense	—	(7)

Income (loss) before income taxes	(3,003)	10,941

Income tax expense (benefit)	(822)	2,179

Net income (loss)	(2,181)	8,762
Noncontrolling interest in net income of subsidiary	288	412

Net income (loss) attributable to NL stockholders	$(2,469)	$8,350

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.05)	$.17

Weighted average shares used in the calculation of net income (loss) per share	48,692	48,706

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended
	March 31,
	2016	2017
	(unaudited)
Net income (loss)	$(2,181)	$8,762

Other comprehensive income (loss), net of tax:
Marketable securities	(1,531)	(1,722)
Currency translation	2,831	1,771
Interest rate swap	(571)	112
Defined benefit pension plans	807	867
Other postretirement benefit plans	(132)	(48)

Total other comprehensive income (loss), net	1,404	980

Comprehensive income (loss)	(777)	9,742
Comprehensive income attributable to noncontrolling interest	288	412

Comprehensive income (loss) attributable to NL stockholders	$(1,065)	$9,330

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2017

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
	(unaudited)
Balance at December 31, 2016	$6,088	$300,674	$104,004	$(232,846)	$16,350	$194,270

Net income	—	—	8,350	—	412	8,762
Other comprehensive income, net of tax	—	—	—	980	—	980
Dividends	—	—	—	—	(83)	(83)

Balance at March 31, 2017	$6,088	$300,674	$112,354	$(231,866)	$16,679	$203,929

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2016	2017
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,181)	$8,762
Depreciation and amortization	928	933
Deferred income taxes	(769)	1,950
Equity in earnings of Kronos Worldwide, Inc.	1,150	(11,175)
Dividends received from Kronos Worldwide, Inc.	5,283	5,283
Cash funding of benefit plans in excess of net benefit plan expense	(148)	(26)
Other, net	60	16
Change in assets and liabilities:
Accounts and other receivables, net	(3,094)	(2,614)
Inventories, net	627	(381)
Prepaid expenses and other	(677)	(58)
Accounts payable and accrued liabilities	(3,299)	(3,371)
Income taxes	1	7
Accounts with affiliates	160	27
Accrued environmental remediation and related costs	2,532	2,605
Other noncurrent assets and liabilities, net	(86)	(2)

Net cash provided by operating activities	487	1,956

Cash flows from investing activities:
Capital expenditures	(1,226)	(621)
Promissory notes receivable from affiliate:
Loans	—	(14,100)
Collections	—	12,500
Other, net	—	2

Net cash used in investing activities	(1,226)	(2,219)

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	(82)	(83)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(821)	(346)
Balance at beginning of period	100,981	98,242

Balance at end of period	$100,160	$97,896

Supplemental disclosure - cash paid for:
Interest	$—	$7
Income taxes, net	$44	$210

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2017, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on March 10, 2017 (the 2016 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2016 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2016) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2017 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2016 Consolidated Financial Statements contained in our 2016 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	March 31,
	2016	2017
	(In thousands)
Trade receivables - CompX	$10,417	$13,058
Accrued insurance recoveries	104	98
Other receivables	135	96
Allowance for doubtful accounts	(70)	(70)

Total	$10,586	$13,182

Accrued insurance recoveries are discussed in Note 13.

Note 3 – Inventories, net:

	December 31,	March 31,
	2016	2017
	(In thousands)
Raw materials	$2,743	$2,781
Work in process	8,988	9,776
Finished products	3,243	2,790

Total	$14,974	$15,347

Note 4 – Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In thousands)
December 31, 2016
Valhi common stock	1	$49,731	$24,347	$25,384

March 31, 2017
Valhi common stock	1	$47,143	$24,347	$22,796

At December 31, 2016 and March 31, 2017, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi.  See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2016 and March 31, 2017, the quoted per share market price of Valhi common stock was $3.46 and $3.28, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2016 and March 31, 2017, we owned approximately 35.2 million shares of Kronos common stock.  At March 31, 2017, the quoted market price of Kronos’ common stock was $16.43 per share, or an aggregate market value of $578.7 million.  At December 31, 2016, the quoted market price was $11.94 per share, or an aggregate market value of $420.5 million.

The change in the carrying value of our investment in Kronos during the first quarter of 2017 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$120.3
Equity in earnings of Kronos	11.2
Dividends received from Kronos	(5.3)
Equity in Kronos' other comprehensive income (loss):
Marketable securities	(.1)
Currency translation	2.7
Interest rate swap	.2
Defined benefit pension plans	1.0

Balance at the end of the period	$130.0

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2016	2017
	(In millions)
Current assets	$650.4	$734.3
Property and equipment, net	434.0	439.3
Investment in TiO2 joint venture	78.9	82.0
Other noncurrent assets	16.3	13.4

Total assets	$1,179.6	$1,269.0

Current liabilities	$182.1	$205.5
Long-term debt	335.4	360.9
Accrued pension and postretirement benefits	234.2	238.9
Other noncurrent liabilities	32.9	36.9
Stockholders' equity	395.0	426.8

Total liabilities and stockholders' equity	$1,179.6	$1,269.0

	Three months ended March 31,
	2016	2017
	(In millions)
Net sales	$318.4	$369.8
Cost of sales	278.0	266.4
Income (loss) from operations	(0.3)	52.3
Income tax expense (benefit)	(1.4)	11.0
Net income (loss)	(3.8)	36.8

Note 6 – Other noncurrent assets, net:

	December 31,	March 31,
	2016	2017
	(In thousands)
Restricted cash	$1,289	$1,289
Pension asset	1,037	1,138
Other	950	956

Total	$3,276	$3,383

Note 7 – Accrued and other current liabilities:

	December 31,	March 31,
	2016	2017
	(In thousands)
Employee benefits	$8,375	$4,871
Professional fees	613	609
Other	1,636	1,738

Total	$10,624	$7,218

Note 8 – Long-term debt:

During the first quarter of 2017, our wholly owned subsidiary, NLKW Holding, LLC had  no borrowing or repayments under its $50 million secured revolving credit facility with Valhi.  At March 31, 2017, we had outstanding borrowings of $0.5 million under such facility, and the remaining $49.5 million was available for future borrowing under this facility.  Outstanding borrowings under such credit facility bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the period ending March 31, 2017 was 5.88% and 5.67%, respectively.  We are in compliance with all of the convenants contained in such facility at March 31, 2017.

Note 9 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended
	March 31,
	2016	2017
	(In thousands)
Interest cost	$592	$506
Expected return on plan assets	(735)	(689)
Recognized actuarial losses	431	394

Total	$288	$211

Postretirement benefits – The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended
	March 31,
	2016	2017
	(In thousands)
Interest cost	$24	$20
Amortization of prior service credit	(135)	-
Recognized actuarial gains	(38)	(54)

Total	$(149)	$(34)

Contributions – We currently expect our 2017 contributions to our defined benefit pension plans and other postretirement plans to be approximately $0.7 million.

Note 10 – Other noncurrent liabilities:

	December 31,	March 31,
	2016	2017
	(In thousands)
Reserve for uncertain tax positions	$12,186	$12,186
Insurance claims and expenses	589	607
Other	767	752

Total	$13,542	$13,545

Note 11 – Income taxes:

	Three months ended
	March 31,
	2016	2017
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(1.1)	$3.8
Rate differences on equity in earnings (losses) of Kronos	.3	(1.6)
Nontaxable income	(.2)	(.2)
U.S. state income taxes and other, net	.2	.2

Income tax expense (benefit)	$(0.8)	$2.2

Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(0.8)	$2.2
Other comprehensive income (loss):
Marketable securities	(.8)	(.9)
Currency translation	1.5	.9
Interest rate swap	(.3)	.1
Pension plans	.4	.5
OPEB plans	(.1)	(.1)

Total	$(.1)	$2.7

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $5.3 million in the first quarter of 2016 and 2017.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos represents the net tax (benefit) associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

Kronos has substantial net operating loss (NOL) carryforwards in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax expense as a valuation allowance against its net deferred income tax assets in such jurisdictions.  Kronos continued to conclude such losses did not meet the more-likely-than-not recognition criteria through March 31, 2017.  During the first quarter of 2017, Kronos recognized an aggregate non-cash income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOLs during such period.

Tax authorities are examining certain of Kronos’ U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, Kronos cannot guarantee that these matters will be resolved in its favor, and therefore Kronos’ potential exposure, if any, is also uncertain.  As a result of ongoing audits in certain jurisdictions, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether Kronos would agree to execute and finalize such agreements.  During 2016, Contran, as the ultimate parent of Kronos’ U.S. Consolidated income tax group, executed and finalized an Advance Pricing Agreement with the U.S. Internal Revenue Service and Kronos’

Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (collectively, the “U.S.-Canada APA”) effective for tax years 2005 - 2015. Pursuant to the terms of the U.S.-Canada APAs, the U.S. and Canadian tax authorities agreed to certain prior year changes to taxable income of Kronos’ U.S. and Canadian subsidiaries.  As a result of such agreed-upon changes, Kronos’ Canadian subsidiary will incur a cash income tax payment of approximately CAD $3 million (USD $2.3 million) related to the U.S.-Canada APA, but such payment was fully offset by previously provided accruals (such USD $2.3 million has not been paid as of March 31, 2017, and is classified as part of Kronos’ income taxes payable at such date).  Kronos currently expects the Advance Pricing Agreement between Canada and Germany (collectively, the “Canada-Germany APA”) to be executed and finalized within the next twelve months.  Kronos believes it has adequate accruals to cover any cash income tax payment which might result from the finalization of the Canada-Germany APA, and accordingly Kronos does not expect the execution of such APA to have a material adverse effect on its consolidated financial position, results of operations or liquidity.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operating or liquidity.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

Note 12 – Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended
	March 31,
	2016	2017
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$195	$20,473
Other comprehensive loss - unrealized losses arising during the year	(1,531)	(1,722)

Balance at end of period	$(1,336)	$18,751

Currency translation:
Balance at beginning of period	$(172,384)	$(175,859)
Other comprehensive income	2,831	1,771

Balance at end of period	$(169,553)	$(174,088)

Interest rate swap:
Balance at beginning of period	$(445)	$(390)
Other comprehensive income (loss):
Unrealized gains (losses) arising during the year	(683)	1
Less reclassification adjustment for amounts included in interest expense	112	111

Balance at end of period	$(1,016)	$(278)

Defined benefit pension plans:
Balance at beginning of period	$(72,712)	$(76,710)
Other comprehensive income - amortization of net losses included in net periodic pension cost	807	867

Balance at end of period	$(71,905)	$(75,843)

OPEB plans:
Balance at beginning of period	$(12)	$(360)
Other comprehensive loss - amortization of prior service credit and net gains included in net periodic OPEB cost	(132)	(48)

Balance at end of period	$(144)	$(408)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(245,358)	$(232,846)
Other comprehensive income	1,404	980

Balance at end of period	$(243,954)	$(231,866)

See Note 9 for amounts related to our defined benefit pension plans and OPEB plans.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2016 and March 31, 2017, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2017 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$116,658
Additions charged to expense, net	3,025
Payments, net	(419)

Balance at the end of the period	$119,264

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$13,113
Noncurrent liability	106,151

Balance at the end of the period	$119,264

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At March 31, 2017, we had accrued approximately $119 million related to approximately 41 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $160 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At March 31, 2017, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2016 Annual Report.

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

we believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material).  Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity.  We have sought and will continue to vigorously seek, dismissal and/or a finding of no liability from each claim.  In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us. For a discussion of other legal proceedings to which we are a party, refer to our 2016 Annual Report.

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

Note 14 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2016		March 31, 2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$98,242	$98,242	$97,896	$97,896
Noncontrolling interest in CompX common stock	16,350	26,790	16,679	25,542

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are in the process of assessing all of our current leases.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the insignificant amount of our future minimum payments under non-cancellable operating leases at December 31, 2016 discussed in Note 17 to our 2016 Annual Report, we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheets.

In January 2017, the FASB issued ASU 2017-04, Intangibles— Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the new ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and a goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  In no circumstances would the loss recognized exceed the total amount of goodwill allocated to that reporting unit.  The changes indicated above will be effective for us beginning in 2020 (our annual impairment tests are completed in the third quarter), with prospective application required, and early adoption is permitted.  We do not believe the application of ASU 2017-04 will have a material effect on our Condensed Consolidated Financial Statements, and we plan to early adopt this ASU beginning with our current year goodwill impairment tests.

In March 2017, the FASB issued ASU 2017-07, Compensation— Retirement Benefits (Topic 715)  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example).  The amendments in ASU 2017-06 are effective for us beginning with in the first quarter of 2018, early adoption as of the beginning of an annual period is permitted, retrospective presentation is required for the income statement presentation of the service cost component and other components of net benefit cost, and prospective application is required for the capitalization in assets of the service cost component of net benefit cost.  We expect to adopt this ASU in the first quarter of 2018.  Our net benefit cost for both defined benefit pension plans and OPEB plans does not include any service cost component, none of such net benefit costs are capitalized in assets, we present a subtotal for income from operations and our net benefit cost is currently included in the determination of income from operations.  Accordingly, adoption of this standard will change the determination of the amount we report as income from operations.  As disclosed in Note 11 to our 2016 Annual Report, our total net periodic defined benefit pension costs were $865,000 in 2016, and our net periodic OPEB cost was a credit of $597,000 during 2016.

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

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through its Security Products operations, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications.  CompX also manufactures stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine and other non-marine industries through its Marine Components operations.

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
•

Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs

•	Changes in the availability of raw material (such as ore)
•

General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products)

•	Competitive products and substitute products

•	Price and product competition from low-cost manufacturing sources (such as China)
•	Customer and competitor strategies
•	Potential consolidation of Kronos’ competitors
•	Potential consolidation of Kronos’ customers
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Potential difficulties in integrating future acquisitions
•	Potential difficulties in upgrading or implementing new accounting and manufacturing software systems (such as Kronos’ new enterprise resource planning system)
•	The introduction of trade barriers
•	Possible disruption of Kronos’ or CompX’s business, or increases in our cost of doing business resulting from terrorist activities or global conflicts
•	The impact of current or future government regulations (including employee healthcare benefit related regulations)
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

Results of operations

Net income (loss) overview

Quarter ended March 31, 2017 compared to the quarter ended March 31, 2016

Our net income attributable to NL stockholders was $8.4 million, or $.17 per share, in the first quarter of 2017 compared to net loss attributable to NL stockholders of $2.5 million, or $.05 per share, in the first quarter of 2016.  As more fully described below, the increase in our earnings per share from 2016 to 2017 is primarily due to the net effects of:

•	equity in earnings from Kronos in 2017 of $11.2 million compared to equity in losses from Kronos in 2016 of $1.2 million,
•	higher income from operations attributable to CompX of $1.1 million,
•	lower litigation fees and related costs of $.3 million, and
•	higher environmental remediation and related costs of $.2 million.

Our 2016 net loss attributable to NL stockholders includes income of $.01 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ insurance settlement gain related to a 2014 business interruption claim.

Our 2017 net income attributable to NL stockholders includes income of $.02 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ non-cash deferred income tax benefit recognized as a result of a net decrease in Kronos’ deferred income tax asset valuation allowance related to its German and Belgian operations.

Loss from operations

The following table shows the components of our loss from operations.

	Three months ended March 31,		%
	2016	2017	Change
	(in millions)
CompX	$3.4	$4.5	35%
Insurance recoveries	.1	.1	(44)
Corporate expense	(5.7)	(5.5)	(3)
Loss from operations	$(2.2)	$(.9)	58

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our loss from operations.

	Three months ended March 31,		%
	2016	2017	Change
	(in millions)
Equity in earnings (losses) of Kronos	$(1.2)	$11.2	n/m %
Interest and dividend income	.4	.7	95

CompX International Inc.

	Three months ended March 31,		%
	2016	2017	Change
	(in millions)
Net sales	$27.1	$29.9	11%
Cost of sales	18.9	20.3	7
Gross margin	8.2	9.6	18
Operating costs and expenses	4.8	5.1	6
Income from operations	$3.4	$4.5	35

Percentage of net sales:
Cost of sales	70%	68%
Gross margin	30	32
Operating costs and expenses	18	17
Income from operations	12	15

Net sales – Net sales increased $2.9 million in the first quarter of 2017 compared to the same period of 2016, primarily due to higher Security Products sales volumes to existing government security customers, partially offset by a decrease in sales of security products to an original equipment manufacturer of recreational transportation products.  CompX’s Marine Components business also contributed higher sales for the quarter.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of goods sold as a percentage of sales decreased 2% in the first quarter of 2017 compared to the same period in 2016.  As a result, gross margin as a percentage of sales increased over the same period.  Gross margin increased due to higher sales at CompX’s Security Products business.  As a percentage of sales, the increase in gross margin is primarily due to manufacturing efficiencies facilitated by the higher production volumes at CompX’s Security Products business.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the first quarter of 2017 were comparable to the same period in 2016.

Income from operations – As a percentage of net sales, income from operations for the first quarter of 2017 increased compared to the same period of 2016 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended March 31,		%
	2016	2017	Change
	(in millions)
Net sales:
Security Products	$23.4	$26.0	11%
Marine Components	3.7	3.9	8
Total net sales	$27.1	$29.9	11

Gross margin:
Security Products	$7.3	$8.7	20
Marine Components	.9	.9	5
Total gross margin	$8.2	$9.6	18

Income from operations:
Security Products	$4.5	$5.7	27
Marine Components	.3	.4	11
Corporate operating expenses	(1.4)	(1.6)	6
Total income from operations	$3.4	$4.5	35

Gross margin:
Security Products	31%	34%
Marine Components	25	24
Total gross margin	30	32
Income from operations margin:
Security Products	19%	22%
Marine Components	9	9
Total income from operations margin	12	15

Security Products — Security Products net sales increased 11% in the first quarter of 2017 compared to the same period last year.  The increase in sales is primarily due to approximately $3.1 million in higher sales volumes to existing government security customers, partially offset by a decrease of approximately $0.8 million in sales to a customer serving the recreational transportation market.  As a percentage of sales, gross margin and income from operations increased in the first quarter of 2017 compared to the same period in 2016 primarily due to manufacturing efficiencies facilitated by higher production volumes.

Marine Components – Marine Components net sales increased 8% in the first quarter of 2017 as compared to the same period last year, reflecting generally improved demand for products sold to various markets.  As a percentage of sales, gross margin and income from operations in the first quarter of 2017 were comparable to the first quarter of 2016.

Outlook – First quarter sales reflect continued strong demand for our products, including high-security applications for our existing government customers, partially offset by lower sales to the transportation market, where a significant customer of the segment is currently experiencing weakened sales volumes.  While we expect government security sales to moderate by midyear, with full-year 2017 government security volumes being lower than full-year 2016 volumes, and anticipate continued softness in transportation sales, our 2017 Security Products sales to other markets are expected to be at least comparable to the prior year. We continue to benefit from innovation and diversification in our product offerings to the recreational boat markets served by our growing Marine Components segment. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Corporate expense – Corporate expenses were $5.5 million in the first quarter of 2017, $.2 million lower than in the first quarter of 2016 primarily due to lower litigation and related costs in 2017 somewhat offset by higher  environmental remediation and related costs in 2017.  Included in corporate expense in the first quarter of 2016 and 2017 are:

•	litigation fees and related costs of $.6 million in 2017 compared to $.9 million in 2016, and
•	environmental remediation and related costs of $3.0 million in 2017 compared to $2.8 million in 2016.

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

Overall, we expect that our general corporate expenses for all of 2017 will be comparable to 2016.  If our current expectations regarding the number of cases or sites in which we expect to be involved during 2017, or if the nature of such cases or sites were to change, our corporate expenses could be higher than we currently estimate and involve amounts that are material.

Interest and dividend income – Interest and dividend income increased $.3 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to interest income earned on CompX’s revolving promissory note receivable from Valhi, which CompX entered into in August 2016.  Interest income on such note receivable from Valhi was $.3 million in the first quarter of 2017.

Income tax expense – We recognized income tax expense of $2.2 million in the first quarter of 2017 compared to income tax benefit of $.8 million in the first quarter of 2016.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $5.3 million in each of the first quarters of 2016 and 2017.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was 21.0% in the first quarter of 2017 and 6.8% in the first quarter of 2016.  See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2017 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first quarter of 2016 and 2017.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2016	2017	Change
	(in millions)
Net sales	$318.4	$369.8	16%
Cost of sales	278.0	266.4	(4)%
Gross margin	$40.4	$103.4

Income (loss) from operations	$(0.3)	$52.3	n/m %
Other, net	.2	.2
Interest expense	(5.1)	(4.7)
Income (loss) before income taxes	(5.2)	47.8
Income tax expense (benefit)	(1.4)	11.0
Net income (loss)	$(3.8)	$36.8

Percentage of net sales:
Cost of sales	87%	72%
Income (loss) from operations	-%	14%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(1.2)	$11.2

TiO2 operating statistics:
Sales volumes*	138	143	3%
Production volumes*	131	145	10%

Change in TiO2 net sales:
TiO2 product pricing			17%
TiO2 sales volumes			3%
TiO2 product mix/other			(2)%
Changes in currency exchange rates			(2)%
Total			16%

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of third-party feedstock ore.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of market pressures.

Current industry conditions – Due to the successful implementation of previously-announced price increases, average selling prices began to rise in the second quarter of 2016 and have continued to rise through the first quarter of 2017.  Selling prices in the first quarter of 2017 were 17% higher as compared to the first quarter of 2016, and our average selling prices at the end of the first quarter of 2017 were 4% higher than at the end of 2016, with higher prices in all major markets.  Kronos experienced higher sales volumes in the North American and export markets in the first quarter of 2017 as compared to the same period of 2016, partially offset by lower volumes in the European market.

Kronos operated its production facilities at overall average capacity utilization rates of 100% in the first quarter of 2017 compared to approximately 97% in the first quarter of 2016.

Throughout 2016, Kronos experienced moderation in the cost of TiO2 feedstock ore procured from third parties.  Kronos’ cost of sales per metric ton of TiO2 sold declined throughout 2016 and into the first quarter of 2017 primarily due to such moderation in the cost of TiO2   feedstock ore in 2016.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first quarter of 2017 was lower than its cost of sales per metric ton of TiO2 sold in the first quarter of 2016 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the first quarter of 2017 increased 16%, or $51.4 million, compared to the first quarter of 2016 primarily due to the favorable effects of a 17% increase in average TiO2 selling prices (which increased net sales by approximately $54 million) and a 3% increase in sales volumes (which increased net sales by approximately $10 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 3% in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to higher sales in the North American and export markets, partially offset by lower sales in the European market.  Kronos’ sales volumes in the first quarter of 2017 set a new overall record for a first quarter.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased Kronos’ net sales by approximately $7 million as compared to the first quarter of 2016.

Cost of sales – Kronos’ cost of sales decreased $11.6 million or 4% in the first quarter of 2017 compared to the first quarter of 2016 due to the net impact of lower raw materials and other production costs of approximately $13 million (primarily caused by lower third-party feedstock ore costs), a 3% increase in sales volumes, efficiencies related to a 10% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales decreased to 72% in the first quarter of 2017 compared to 87% in the same period of 2016 due to the favorable impact of higher average selling prices, lower raw materials and other production costs and efficiencies related to higher production volumes.

Other operating income and expense, net – Kronos’ other operating income and expense, net in the first quarter of 2016 includes an insurance settlement gain of $2.0 million related to a 2014 business interruption claim.

Gross margin and income (loss) from operations – Kronos’ income from operations increased by $52.6 million compared to the first quarter of 2016.  Income (loss) from operations as a percentage of net sales increased to 14% in the first quarter of 2017 from nil in the same period of 2016.  This increase was driven by the increase in gross margin percentage, which increased to 28% for the first quarter of 2017 compared to 13% for the first quarter of 2016.  As discussed and quantified above, Kronos’ gross margin percentage increased primarily due to the net effect of higher selling prices, lower raw materials and other production costs, higher sales volumes and higher production volumes.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $8 million in the first quarter of 2017 as compared to the same period in 2016, as discussed below.

Other non-operating income (expense) – Kronos’ interest expense decreased $.4 million, or 7%, in the first quarter of 2017 compared to the first quarter of 2016.  Kronos currently expects its interest expense for all of 2017 will be comparable to 2016.

Income tax expense – Kronos recognized income tax expense of $11.0 million in the first quarter of 2017 compared to an income tax benefit of $1.4 million in the first quarter of 2016.  The difference is primarily due to its increased earnings in 2017.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to pre-tax earnings (losses) of its non-U.S. operations are generally lower than the income tax rates applicable to its U.S. operations.

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $638 million for German corporate purposes and $71 million for German trade tax purposes at December 31, 2016) and in Belgium (the equivalent of $93 million for Belgian corporate tax purposes at December 31, 2016), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, Kronos had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) Kronos utilized a portion of such carryforwards during the most recent three-year period, and (iii) Kronos expected to utilize the remainder of the carryforwards over the long term.  Kronos had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given our operating results during the second quarter of 2015 and Kronos’ expectations at that time for its operating results for the remainder of 2015, which had been driven in large part by the trend in average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, Kronos did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both of Kronos’ German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of Kronos’ German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  Kronos recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by its German and Belgian operations during such period.  During 2016, Kronos recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of Kronos’ German NOLs during such period more than offset the impact of additional losses recognized by its Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with resepct to Germany and $20 million with respect to Belgium).  During the first quarter of 2017, Kronos recognized an aggregate non-cash income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOLs during such period.  Kronos continue to believe it will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  However, Kronos’ ability to reverse all or a portion of either the German or Belgian valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period.  Until such time as Kronos is able to reverse either valuation allowance in full, to the extent Kronos generates additional losses in Germany or Belgium in the intervening periods, Kronos’ effective income tax rate would be impacted by the existence of such valuation allowance, because such losses would effectively be recognized without any associated net income tax benefit, as such losses would result in a further increase in the deferred income tax asset valuation allowance.  Alternatively, until such time as Kronos is able to reverse either valuation allowance in full, to the extent Kronos generates income in Germany or Belgium in the intervening periods, Kronos’ effective income tax rate would also be impacted by the existence of such valuation allowance, because such income may be recognized without any associated net income tax expense, subject to certain NOL usage limitations, as Kronos would reverse a portion of the valuation allowance to offset the income tax expense attributable to such income.  In addition, any change in tax law related to the indefinite carryforward period of these NOLs could adversely impact Kronos’ ability to reverse the valuation allowance in full.  Kronos’ Belgian operations continue to have cumulative losses in the most recent twelve quarters at March 31, 2017.  Although the results of Kronos’ German operations improved during 2016 and the first quarter of 2017, indicating a change in the negative trend in earnings that existed at December 31, 2015, and Kronos utilized a portion of our German NOLs during 2016 and the first quarter of 2017, and Kronos has cumulative income with respect to its German operations for the most recent twelve consecutive quarters at March 31, 2017, the sustainability of such positive trend in earnings has not yet been demonstrated at March 31, 2017.  Accordingly, Kronos does not currently have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to Kronos’ German or Belgian operations at such date.  Consistent with our expectation regarding Kronos’ consolidated results of operations in the remainder of 2017 (as discussed below under the Kronos “Outlook” subsection), Kronos currently believes it is likely its German and Belgian operations will report improved operating results in 2017 as compared to 2016.  Whether the operating results of either or both of Kronos’ German and Belgian operations would improve to such an extent in 2017 that reversal of the respective valuation allowance in full would be supported by the presence of sufficient positive evidence is presently not ascertainable.  However, if Kronos’ improved earnings expectations for 2017 continue to be supported and the positive trend in Kronos’ German operating results continue during 2017 and result in cumulative income in the most recent twelve consecutive quarters such that the sustainability of such positive trend in earnings would then be demonstrated, it is possible Kronos’ net deferred income tax asset with respect to its German operations could meet the more-likely-than-not recognition criteria sometime during 2017, at which time we would reverse the deferred income tax asset valuation allowance related to its German operations, resulting in the recognition of a material non-cash income tax benefit.  Reversal of the deferred income tax asset valuation allowance with respect to Kronos’ Belgian operations would not occur until such time as the expected positive trend in the operating results of its Belgian operations had generated cumulative income in a twelve consecutive quarter period, and sustainability of such positive trend in earnings could be demonstrated.

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

Impact of changes in currency exchange rates

three months ended March 31, 2017 vs. March 31, 2016

	Transaction gains/(losses) recognized			Translation gain/loss— impact of rate changes	Total currency impact 2017 vs. 2016
	2016	2017	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(7)	$(7)
Income from operations	2	-	(2)	(6)	(8)

The $7 million reduction in Kronos’ net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2017 as compared to 2016.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations are denominated in the U.S. dollar.

The $8 million decrease in Kronos’ income from operations was comprised of the following:

•	Approximately $2 million from net currency transaction losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as U.S. dollar-denominated receivables and U.S. dollar currency held by Kronos’ non-U.S. operations became equivalent to a lower amount of local currency in 2017 as compared to 2016, and
•

Approximately $6 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as their local currency-denominated operating costs were translated into more U.S. dollars in 2017 as compared to 2016, and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on Kronos’ income from operations in 2017 as compared to 2016, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2017 compared to 2016.

Outlook

During the first quarter of 2017 Kronos operated its production facilities at 100% of practical capacity.  Kronos expects its production volumes to be slightly higher in 2017 as compared to 2016, as production rates in 2017 will be positively impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities.  Assuming global economic conditions do not deteriorate, Kronos expects its 2017 sales volumes to be comparable to 2016 sales volumes.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos continued to experience moderation in the cost of TiO2 feedstock ore procured from third parties in 2016.  However, the cost of third-party feedstock ore Kronos procured in the first quarter of 2017 was comparable to slightly higher as compared to the fourth quarter of 2016, and such higher cost feedstock ore is expected to be reflected in Kronos’ results of operations beginning in the second quarter of 2017.  Kronos expects its cost of sales per metric ton of TiO2 sold for the full year of 2017 will range from being comparable to slightly higher than the per-metric ton cost in 2016.

Kronos started 2017 with average selling prices 11% higher than the beginning of 2016, and average selling prices increased by an additional 4% in the first quarter of 2017.   Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2016.  In addition, Kronos believes most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first quarter of 2017, Kronos continues to see evidence of strengthening demand for its TiO2 products in certain of our primary markets.  Kronos and their major competitors have announced price increases, which Kronos began implementing in the second quarter of 2016, as contracts have allowed.  The extent to which Kronos will be able to achieve any additional price increases in the near term will depend on market conditions.

Overall, Kronos expects income from operations in 2017 will be higher as compared to 2016, principally as a result of expected higher average selling prices in 2017 as compared to 2016 and to a lesser extent from the favorable effects of anticipated higher production volumes in 2017.  In addition, and as discussed above, if the positive trend in Kronos’ German operating results experienced during 2016 and the first quarter of 2017 continues for the remainder of 2017, and Kronos continues to reflect cumulative income in the most recent twelve consecutive quarters for its German operations such that the sustainability of such positive trend in earnings would then be demonstrated, it is possible Kronos’ net deferred income tax asset with respect to its German operations could meet the more-likely-than-not recognition criteria sometime during 2017, at which time Kronos would reverse the deferred income tax asset valuation allowance related to its German operations, resulting in the recognition of a material non-cash income tax benefit.

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

Kronos’ expectations for its future operating results are based upon a number of factors beyond the its control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances.  If actual developments differ from Kronos’ expectations, Kronos’ results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $2.0 million in the first quarter of 2017 compared to $.5 million in the first quarter of 2016.  The $1.5 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations of CompX in 2017 of $1.1 million, and
•	higher interest and dividend income in 2017 of $.3 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended March 31,
	2016	2017
	(In millions)
Net cash provided by operating activities:
CompX	$(2.5)	$(.2)
NL Parent and wholly-owned subsidiaries	3.5	2.7
Eliminations	(.5)	(.5)
Total	$.5	$2.0

Changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to March as the result of a seasonal increase in sales during the first quarter as compared to the fourth quarter.  Overall, our March 31, 2017 days sales outstanding compared to December 31, 2016 is in line with our expectations.  As shown below, our total average number of days in inventory decreased from December 31, 2016 to March 31, 2107 primarily as a result of the seasonal increase in sales during the first quarter of 2017 as compared to the fourth quarter 2016.  For comparative purposes, we have provided information for December 31, 2015 and March 31, 2016 below.

	December 31,	March 31,	December 31,	March 31,
	2015	2016	2016	2017
Days sales outstanding	31 days	40 days	36 days	39 days
Days in inventory	76 days	70 days	79 days	69 days

Investing activities

Net cash used in investing activities totaled $2.2 million in the first quarter of 2017 and $1.2 million in the first quarter of 2016.  During the third quarter of 2016, CompX entered into an unsecured revolving demand promissory note with Valhi whereby CompX agreed to loan Valhi up to $40 million.  During the first quarter of 2017, CompX loaned to Valhi a net $1.6 million under the promissory note ($14.1 million of gross borrowings and $12.5 million of gross repayments).  See Note 13 to the Condensed Consolidated Financial Statements.

We spent $.6 million in capital expenditures during the first quarter of 2017 and $1.2 million in the first quarter of 2016, substantially all of which related to CompX.

Financing activities

Cash flows from financing activities in the first quarter of 2017 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At March 31, 2017, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our revolving credit facility with Valhi at March 31, 2017.  See Note 8 to our Condensed Consolidated Financial Statements.

Kronos’ North American and European revolvers and its term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at March 31, 2017.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities and credit facilities with affiliates as further discussed below.  We generally use these amounts to fund capital expenditures (substantially all of which relate to CompX), pay ongoing environmental remediation and litigation costs and provide for the payment of dividends (if declared).

At March 31, 2017, we had aggregate cash, cash equivalents and restricted cash of $97.9 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$30.1
NL Parent and wholly-owned subsidiaries	67.8
Total	$97.9

In addition, at March 31, 2017 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $47.1 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at March 31, 2017 with an aggregate market value of $578.7 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2018) including any amounts CompX might loan from time to time under the terms of its new revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At March 31, 2017, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2017 approximated $.8 million.  CompX’s 2017 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2017, based on the number of shares of common stock of these affiliates we own as of March 31, 2017 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Current Quarterly Dividend Rate	Annual Expected Dividend
	(In millions)		(In millions)
Kronos	35.2	$.15	$21.1
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.1
Total expected annual dividends			$24.4

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

Off-balance sheet financing arrangements

Other than operating lease commitments discussed in our 2016 Annual Report, we are not party to any material off-balance sheet financing arrangements.

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2016 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2016 Annual Report, or in Note 13 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings.  In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2016 Annual Report, and we refer you to Part I, Item 7A. –“Quantitative and Qualitative Disclosure about Market Risk” in our 2016 Annual Report.  See also Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Chairman of the Board, President and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2017.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 13 to our Condensed Consolidated Financial Statements, our 2016 Annual Report for descriptions of certain legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2016 Annual Report.

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 8, 2017	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: May 8, 2017	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Controller, Principal Accounting Officer)