Form 10-Q
period 2017-06-30
NL INDUSTRIES INC
filed 2017-08-08
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on July 31, 2017:  48,714,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2016	2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,162	$90,063
Restricted cash and cash equivalents	3,791	3,223
Accounts and other receivables, net	10,586	12,373
Inventories, net	14,974	15,317
Prepaid expenses and other	986	904

Total current assets	123,499	121,880

Other assets:
Notes receivable from affiliate	27,400	39,500
Marketable securities	49,731	42,831
Investment in Kronos Worldwide, Inc.	120,346	188,969
Goodwill	27,156	27,156
Other assets, net	3,276	3,472

Total other assets	227,909	301,928

Property and equipment:
Land	5,146	5,146
Buildings	22,811	22,827
Equipment	66,112	66,244
Construction in progress	1,098	1,538

	95,167	95,755
Less accumulated depreciation	61,583	62,466

Net property and equipment	33,584	33,289

Total assets	$384,992	$457,097

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2016	2017
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,026	$4,638
Accrued and other current liabilities	10,624	8,390
Accrued environmental remediation and related costs	13,350	13,101
Payable to affiliates	1,717	717
Income taxes	26	28

Total current liabilities	30,743	26,874

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued pension costs	12,874	12,563
Accrued postretirement benefits (OPEB) costs	2,310	2,153
Accrued environmental remediation and related costs	103,308	106,058
Deferred income taxes	27,445	49,464
Other	13,542	13,515

Total noncurrent liabilities	159,979	184,253

Equity:
NL stockholders' equity:
Common stock	6,088	6,089
Additional paid-in capital	300,674	300,869
Retained earnings	104,004	153,521
Accumulated other comprehensive loss	(232,846)	(231,549)

Total NL stockholders' equity	177,920	228,930

Noncontrolling interest in subsidiary	16,350	17,040

Total equity	194,270	245,970

Total liabilities and equity	$384,992	$457,097

Commitments and contingencies (Note 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(unaudited)
Net sales	$27,107	$30,002	$54,182	$59,950
Cost of sales	18,621	20,494	37,491	40,757

Gross margin	8,486	9,508	16,691	19,193

Selling, general and administrative expense	4,769	4,907	9,621	10,066
Other operating income (expense):
Insurance recoveries	233	66	323	116
Corporate expense	(3,329)	(3,410)	(8,978)	(8,909)

Income (loss) from operations	621	1,257	(1,585)	334

Equity in earnings (losses) of Kronos Worldwide, Inc.	497	59,745	(653)	70,920

Other income (expense):
Interest and dividend income	377	881	730	1,577
Interest expense	-	(7)	-	(14)

Income (loss) before income taxes	1,495	61,876	(1,508)	72,817

Income tax expense (benefit)	330	20,278	(492)	22,457

Net income (loss)	1,165	41,598	(1,016)	50,360
Noncontrolling interest in net income of subsidiary	320	431	608	843

Net income (loss) attributable to NL stockholders	$845	$41,167	$(1,624)	$49,517

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$.02	$.85	$(.03)	$1.02

Weighted average shares used in the calculation of net income (loss) per share	48,699	48,710	48,695	48,708

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(unaudited)
Net income (loss)	$1,165	$41,598	$(1,016)	$50,360

Other comprehensive income (loss), net of tax:
Marketable securities	3,730	(2,869)	2,199	(4,591)
Currency translation	(980)	2,925	1,851	4,696
Interest rate swap	(157)	(84)	(728)	28
Defined benefit pension plans	823	393	1,630	1,260
Other postretirement benefit plans	(132)	(48)	(264)	(96)

Total other comprehensive income, net	3,284	317	4,688	1,297

Comprehensive income	4,449	41,915	3,672	51,657
Comprehensive income attributable to noncontrolling interest	320	431	608	843

Comprehensive income attributable to NL stockholders	$4,129	$41,484	$3,064	$50,814

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2017

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
	(unaudited)
Balance at December 31, 2016	$6,088	$300,674	$104,004	$(232,846)	$16,350	$194,270

Net income	—	—	49,517	—	843	50,360
Other comprehensive income, net of tax	—	—	—	1,297	—	1,297
Issuance of NL common stock	1	82	—	—	—	83
Dividends	—	—	—	—	(166)	(166)
Other, net	—	113	—	—	13	126

Balance at June 30, 2017	$6,089	$300,869	$153,521	$(231,549)	$17,040	$245,970

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2016	2017
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,016)	$50,360
Depreciation and amortization	1,889	1,861
Deferred income taxes	(534)	21,309
Equity in earnings (losses) of Kronos Worldwide, Inc.	653	(70,920)
Dividends received from Kronos Worldwide, Inc.	10,566	10,566
Cash funding of benefit plans in excess of net benefit plan expense	(146)	(23)
Other, net	328	280
Change in assets and liabilities:
Accounts and other receivables, net	(3,710)	(1,814)
Inventories, net	851	(417)
Prepaid expenses and other	(605)	81
Accounts payable and accrued liabilities	(2,491)	(2,581)
Income taxes	(4)	(1)
Accounts with affiliates	8	(985)
Accrued environmental remediation and related costs	1,980	2,500
Other noncurrent assets and liabilities, net	(166)	(33)

Net cash provided by operating activities	7,603	10,183

Cash flows from investing activities:
Capital expenditures	(1,684)	(1,611)
Promissory notes receivable from affiliate:
Loans	-	(39,300)
Collections	-	27,200
Other, net	-	2

Net cash used in investing activities	(1,684)	(13,709)

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	(166)	(166)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	5,753	(3,692)
Balance at beginning of period	100,981	98,242

Balance at end of period	$106,734	$94,550

Supplemental disclosure - cash paid for:
Interest	$-	$14
Income taxes, net	$55	2,157

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2017, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on March 10, 2017 (the 2016 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2016 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2016) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2017 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2016 Consolidated Financial Statements contained in our 2016 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	June 30,
	2016	2017
	(In thousands)
Trade receivables - CompX	$10,417	$12,225
Accrued insurance recoveries	104	86
Other receivables	135	132
Allowance for doubtful accounts	(70)	(70)

Total	$10,586	$12,373

Accrued insurance recoveries are discussed in Note 13.

Note 3 – Inventories, net:

	December 31,	June 30,
	2016	2017
	(In thousands)
Raw materials	$2,743	$2,891
Work in process	8,988	9,786
Finished products	3,243	2,640

Total	$14,974	$15,317

Note 4 – Marketable securities:

	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In thousands)
December 31, 2016
Valhi common stock	1	$49,731	$24,347	$25,384

June 30, 2017
Valhi common stock	1	$42,831	$24,347	$18,484

At December 31, 2016 and June 30, 2017, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi.  See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income, net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2016 and June 30, 2017, the quoted per share market price of Valhi common stock was $3.46 and $2.98, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2016 and June 30, 2017, we owned approximately 35.2 million shares of Kronos common stock.  At June 30, 2017, the quoted market price of Kronos’ common stock was $18.22 per share, or an aggregate market value of $641.7 million.  At December 31, 2016, the quoted market price was $11.94 per share, or an aggregate market value of $420.5 million.

The change in the carrying value of our investment in Kronos during the first six months of 2017 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$120.3
Equity in earnings of Kronos	70.9
Dividends received from Kronos	(10.6)
Equity in Kronos' other comprehensive income (loss):
Marketable securities	(.1)
Currency translation	7.2
Interest rate swap	.1
Defined benefit pension plans	1.2

Balance at the end of the period	$189.0

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2016	2017
	(In millions)
Current assets	$650.4	$800.0
Property and equipment, net	434.0	466.4
Investment in TiO2 joint venture	78.9	70.5
Other noncurrent assets	16.3	136.0

Total assets	$1,179.6	$1,472.9

Current liabilities	$182.1	$210.9
Long-term debt	335.4	350.8
Accrued pension and postretirement benefits	234.2	253.1
Other noncurrent liabilities	32.9	37.3
Stockholders' equity	395.0	620.8

Total liabilities and stockholders' equity	$1,179.6	$1,472.9

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In millions)
Net sales	$356.1	$441.4	$674.5	$811.2
Cost of sales	300.6	311.6	578.6	578.0
Income from operations	10.5	70.1	10.2	122.4
Income tax expense (benefit)	3.9	(131.1)	2.5	(120.1)
Net income (loss)	1.7	196.5	(2.1)	233.3

Note 6 – Other noncurrent assets, net:

	December 31,	June 30,
	2016	2017
	(In thousands)
Restricted cash	$1,289	$1,264
Pension asset	1,037	1,251
Other	950	957

Total	$3,276	$3,472

Note 7 – Accrued and other current liabilities:

	December 31,	June 30,
	2016	2017
	(In thousands)
Employee benefits	$8,375	$6,000
Professional fees	613	686
Other	1,636	1,704

Total	$10,624	$8,390

Note 8 – Long-term debt:

During the first half of 2017, our wholly owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At June 30, 2017, we had outstanding borrowings of $0.5 million under such facility, and the remaining $49.5 million was available for future borrowing under this facility.  Outstanding borrowings under such credit facility bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the six months ended June 30, 2017 was 6.125% and 5.80%, respectively.  We are in compliance with all of the convenants contained in such facility at June 30, 2017.

Note 9 – Employee benefit plans:

Defined benefit plans – The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In thousands)
Interest cost	$601	$506	$1,193	$1,012
Expected return on plan assets	(736)	(689)	(1,471)	(1,378)
Recognized actuarial losses	477	394	908	788

Total	$342	$211	$630	$422

Postretirement benefits – The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In thousands)
Interest cost	$24	$20	$48	$40
Amortization of prior service credit	(136)	-	(271)	-
Recognized actuarial gains	(38)	(54)	(76)	(108)

Total	$(150)	$(34)	$(299)	$(68)

Contributions – We currently expect our 2017 contributions to our defined benefit pension plans and other postretirement plans to be approximately $1.4 million.

Note 10 – Other noncurrent liabilities:

	December 31,	June 30,
	2016	2017
	(In thousands)
Reserve for uncertain tax positions	$12,186	$12,186
Insurance claims and expenses	589	625
Other	767	704

Total	$13,542	$13,515

Note 11 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$0.6	$21.7	$(0.5)	$25.5
Rate differences on equity in earnings (losses) of Kronos	(.1)	(1.3)	.2	(2.9)
Nontaxable income	-	-	(.2)	(.2)
U.S. state income taxes and other, net	(.2)	(.1)	-	.1

Income tax expense (benefit)	$.3	$20.3	$(.5)	$22.5

Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$.3	$20.3	$(.5)	$22.5
Other comprehensive income (loss):
Marketable securities	2.0	(1.6)	1.2	(2.5)
Currency translation	(.5)	1.6	1.0	2.5
Interest rate swap	(.1)	(.1)	(.4)	-
Pension plans	.5	.2	.9	.7
OPEB plans	-	.1	(.1)	-

Total	$2.2	$20.5	$2.1	$23.2

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $10.6 million in the first half of 2016 and 2017.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos represents the net tax (benefit) associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

Kronos has substantial net operating loss (NOL) carryforwards in Germany and Belgium, the benefit of which Kronos had previously recognized under the more-likely-than-not recognition criteria.  In the second quarter of 2015, Kronos determined such losses did not meet the more-likely-than-not recognition criteria, and as a result Kronos recognized a non-cash deferred income tax expense as a valuation allowance against its net deferred income tax assets in such jurisdictions.  Kronos continued to conclude such losses did not meet the more-likely-than-not recognition criteria through March 31, 2017.     During 2016, Kronos recognized an aggregate $2.2 million non-cash income tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of its German NOLs during such period more than offset the impact of additional losses recognized by its Belgian operations during such period.  During the first six months of 2017, Kronos recognized an aggregate non-cash income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOLs during such period, including $7.7 million in the second quarter of 2017.  At June 30, 2017, Kronos concluded it now has sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German and Belgian operations.  As discussed below, a large portion of the remaining valuation allowance is reversed as of June 30, 2017, but a portion of the remaining valuation allowance will be reversed in the second half of 2017.  Such sufficient positive evidence at June 30, 2017 includes, among other things, the existence of cumulative profits in the most recent twelve consecutive quarters (Germany) or profitability in recent quarters during which such profitability was trending upward throughout such period (Belgium), the ability to demonstrate future profitability in Germany and Belgium for a sustainable period, and the indefinite carryforward period for the German and Belgian NOLs.  Accordingly our equity in income from Kronos in the second quarter of 2017 includes our share of an aggregate non-cash income tax benefit of $149.9 million recognized by Kronos related to such reversal at June 30, 2017 ($141.9 million related to Germany, and $8.0 million related to Belgium).  Such second quarter 2017 income tax benefit associated with the reversal of the German and Belgian valuation allowance excludes the non-cash income tax benefit of $7.7 million, also recognized in the second quarter, as discussed above.   In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million) relates to Kronos’ change in judgment regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year. Accordingly, the remaining $20 million (which relates to the expected profitability of Kronos’ German and Belgiun operations in calendar 2017), will be reversed in the third and fourth quarters of 2017 and our share of such reversal will be included in our equity in income from Kronos for such periods.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$(1,336)	$18,751	$195	$20,473
Other comprehensive loss - unrealized gains (losses) arising during the year	3,730	(2,869)	2,199	(4,591)

Balance at end of period	$2,394	$15,882	$2,394	$15,882

Currency translation:
Balance at beginning of period	$(169,553)	$(174,088)	$(172,384)	$(175,859)
Other comprehensive income (loss)	(980)	2,925	1,851	4,696

Balance at end of period	$(170,533)	$(171,163)	$(170,533)	$(171,163)

Interest rate swap:
Balance at beginning of period	$(1,016)	$(278)	$(445)	$(390)
Other comprehensive income (loss):
Unrealized losses arising during the year	(269)	(178)	(952)	(177)
Less reclassification adjustment for amounts included in interest expense	112	94	224	205

Balance at end of period	$(1,173)	$(362)	$(1,173)	$(362)

Defined benefit pension plans:
Balance at beginning of period	$(71,905)	$(75,843)	$(72,712)	$(76,710)
Other comprehensive income - amortization of net losses included in net periodic pension cost	823	393	1,630	1,260

Balance at end of period	$(71,082)	$(75,450)	$(71,082)	$(75,450)

OPEB plans:
Balance at beginning of period	$(144)	$(408)	$(12)	$(360)
Other comprehensive loss - amortization of prior service credit and net gains included in net periodic OPEB cost	(132)	(48)	(264)	(96)

Balance at end of period	$(276)	$(456)	$(276)	$(456)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(243,954)	$(231,866)	$(245,358)	$(232,846)
Other comprehensive income	3,284	317	4,688	1,297

Balance at end of period	$(240,670)	$(231,549)	$(240,670)	$(231,549)

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

In one of these lead pigment cases, in April 2000 we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the Judge issued a judgment finding us, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement.  In February 2014, we filed a motion for a new trial, and in March 2014 the court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California and the appeal is proceeding with the appellate court. The California Sixth District Court of Appeal has scheduled on August 24, 2017 the oral argument in the appeal of the lower court decision.  NL believes that this judgment is inconsistent with California law and is unsupported by the evidence, and we will defend vigorously against all claims.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2016 and June 30, 2017, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2017 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$116,658
Additions charged to expense, net	3,147
Payments, net	(646)

Balance at the end of the period	$119,159

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$13,101
Noncurrent liability	106,058

Balance at the end of the period	$119,159

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At June 30, 2017, we had accrued approximately $119 million related to approximately 41 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $161 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At June 30, 2017, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 101 of these types of cases pending, involving a total of approximately 586 plaintiffs.  In addition, the claims of approximately 8,687 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state court.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.

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

Note 14 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2016		June 30, 2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$98,242	$98,242	$94,550	$94,550
Noncontrolling interest in CompX common stock	16,350	26,790	17,040	25,399

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
•

Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria

•

Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation at sites related to our former operations)

•

Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products)

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

Results of operations

Net income (loss) overview

Quarter ended June 30, 2017 compared to the quarter ended June 30, 2016

Our net income attributable to NL stockholders was $41.2 million, or $.85 per share, in the second quarter of 2017 compared to $.9 million, or $.02 per share, in the second quarter of 2016.  As more fully described below, the increase in our earnings per share from 2016 to 2017 is primarily due to the net effects of:

•	equity in earnings of Kronos in 2017 of $59.7 million compared to $.5 million in 2016;
•	higher income from operations attributable to CompX of $.9 million in 2017; and
•	higher litigation fees and related costs of $.5 million in 2017.

Our 2017 net income attributable to NL stockholders includes income of $.64 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ non-cash deferred income tax benefit recognized as a result of a net decrease in Kronos’ deferred income tax asset valuation allowance related to its German and Belgian operations.

Our 2016 net income attributable to NL stockholders includes a loss of $.01 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ recognition of a deferred income tax asset valuation allowance related to its German and Belgian operations.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Our net income attributable to NL stockholders was $49.5 million, or $1.02 per share, in the first six months of 2017 compared to a net loss attributable to NL stockholders of $1.6 million, or $.03 per share, in the first six months of 2016.  As more fully described below, the increase in our earnings per share from 2016 to 2017 is primarily due to the net effects of:

•	equity in earnings of Kronos in 2017 of $70.9 million compared to equity in losses of $.7 million in 2016;
•	higher income from operations attributable to CompX of $2.0 million in 2017; and
•	higher litigation fees and related costs of $.2 million in 2017, and
•	higher environmental remediation and related costs of $.1 million in 2017.

Our 2017 net income attributable to NL stockholders includes income of $.66 per share, net of income taxes, included in our equity in losses of Kronos related to Kronos’ non-cash deferred income tax benefit recognized as a result of a net decrease in Kronos’ deferred income tax asset valuation allowance related to its German and Belgian operations.

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

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2017	Change	2016	2017	Change
	(In millions)			(In millions)
CompX	$3.7	$4.6	24%	$7.1	$9.1	28%
Insurance recoveries	.2	-	(72)	.3	.1	(67)
Corporate expense	(3.3)	(3.4)	(3)	(9.0)	(8.9)	1
Income (loss) from operations	$.6	$1.2	102	$(1.6)	$.3	119

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2017	Change	2016	2017	Change
	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$.5	$59.7	11,840%	$(.7)	$70.9	10,229%
Interest and dividend income	.4	.9	125	.8	1.6	100

CompX International Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2017	Change	2016	2017	Change
	(In millions)			(In millions)
Net sales	$27.1	$30.0	11%	$54.2	$60.0	11%
Cost of sales	18.6	20.5	10	37.5	40.8	9
Gross margin	8.5	9.5	12	16.7	19.2	15
Operating costs and expenses	4.8	4.9	3	9.6	10.1	5
Income from operations	$3.7	$4.6	24	$7.1	$9.1	29

Percentage of net sales:
Cost of sales	69%	68%		69%	68
Gross margin	31	32		31	32
Operating costs and expenses	18	16		18	17
Income from operations	14	15		13	15

Net sales – Net sales increased $2.9 million in the second quarter of 2017 and $5.8 million in the first six months of 2017 compared to the respective periods of 2016, primarily due to higher Security Products sales volumes to existing government security customers, partially offset by a decrease in sales of security products to an original equipment manufacturer of recreational transportation products.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of goods sold and resulting gross profit as a percentage of sales in the second quarter of 2017 was comparable to the same period in 2016. Cost of goods sold as a percentage of sales for the first six months of 2017 was approximately 1% less than 2016.  As a result, gross profit increased over the same period. The higher gross profit percentage for the most recent six month period is primarily due to manufacturing efficiencies facilitated by the higher production volumes at CompX’s Security Products reporting unit.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the second quarter and first six months of 2017 were comparable to the same periods in 2016.

Income from operations – As a percentage of net sales, income from operations for the second quarter and first six months of 2017 increased compared to the same period of 2016 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2017	Change	2016	2017	Change
	(In millions)			(In millions)
Net sales:
Security Products	$23.2	$26.0	12%	$46.6	$52.1	12%
Marine Components	3.9	4.0	1	7.6	7.9	4
Total net sales	$27.1	$30.0	11	$54.2	$60.0	11

Gross margin:
Security Products	$7.4	$8.4	14	$14.7	$17.2	17
Marine Components	1.1	1.1	(3)	2.0	2.0	-
Total gross margin	$8.5	$9.5	12	$16.7	$19.2	15

Income from operations:
Security Products	$4.8	$5.4	12	$9.3	$11.0	19
Marine Components	.6	.5	(11)	.9	.9	(3)
Corporate operating expenses	(1.7)	(1.3)	(23)	(3.1)	(2.8)	9
Total income from operations	$3.7	$4.6	24	$7.1	$9.1	29

Gross margin:
Security Products	32%	32%		32%	33
Marine Components	28	27		27	26
Total gross margin	31	32		31	32
Income from operations margin:
Security Products	21%	21%		20%	21
Marine Components	14	13		12	11
Total income from operations margin	14	15		13	15

Security Products — Security Products net sales increased 12% in each of the second quarter and first six months of 2017 compared to the same periods last year. The increase in sales is primarily due to approximately $3.2 million and $6.3 million for the second quarter and six month periods, respectively, in higher sales volumes to existing government security customers, partially offset by decreases of approximately $0.9 million and $1.7 million for the second quarter and six month periods, respectively, in sales to a customer serving the recreational transportation market.

Gross profit margin and operating income as a percentage of sales for the second quarter of 2017 were comparable to the same period in the prior year. Gross profit margin and operating income as a percentage of sales for the first six months of 2017 increased compared to the same period in 2016 as a result of manufacturing efficiencies, principally in the first quarter of 2017, facilitated by higher production volumes.

Marine Components – Marine Components net sales increased 1% and 4% in the second quarter and first six months of 2017, respectively, as compared to the same periods last year. The increase in sales for the first six months of 2017 reflects generally improved demand for products sold to various markets. Gross profit margin and operating income as a percentage of net sales decreased in the second quarter and first six months of 2017 compared to the same periods last year due to a combination of factors, including customer and product mix as well as manufacturing inefficiencies resulting from temporary personnel turnover in key departments.

Outlook – Sales for the first half of 2017 reflect continued strong demand for our products, particularly high-security applications for our existing government customers, partially offset by lower security product sales to the transportation market, where a significant customer of the segment continues to experience weakened sales volumes. While we expect government security sales to moderate in the second half of 2017 and anticipate continued softness in transportation sales, full year sales of security products for 2017 should meet or exceed 2016 levels. Similarly, we expect 2017 sales of marine products to meet or exceed 2016, as our growing Marine Components segment continues to benefit from innovation and diversification in our product offerings to the recreational boat market. As in prior periods, we will continue to monitor general economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Corporate expense – Corporate expenses were $3.4 million in the second quarter of 2017, $.1 million higher than in the second quarter of 2016 primarily due to higher litigation and related costs in 2017 mostly offset by lower administrative costs in 2017.  Included in corporate expense in the second quarter of 2016 and 2017 are:

•	litigation fees and related costs of $1.3 million in 2017 compared to $.8 million in 2016, and
•	environmental remediation and related costs of $.1 million in 2017 compared to $.2 million in 2016.

Corporate expenses were $8.9 million in the first six months of 2017, $.1 million lower than in the first six months of 2016 primarily due to lower administrative expenses in 2017 mostly offset by higher litigation and related costs and environmental remediation and related costs in 2017.  Included in corporate expense in the first six months of 2016 and 2017 are:

•	litigation fees and related costs of $1.8 million in 2017 compared to $1.6 million in 2016, and
•	environmental remediation and related costs of $3.2 million in 2017 compared to $3.1 million in 2016.

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

Interest and dividend income – Interest and dividend income increased $.5 million in the second quarter and $.8 million in the first half of 2017 compared to prior year periods primarily due to interest income earned on CompX’s revolving promissory note receivable from Valhi, which CompX entered into in August 2016.  Interest income on such note receivable from Valhi was $.4 million in the second quarter of 2017 and $.8 million in the first six months of 2017.

Income tax expense – We recognized income tax expense of $20.3 million in the second quarter of 2017 compared to $.3 million in the second quarter of 2016 and income tax expense of $22.5 million in the first half of 2017 compared to an income tax benefit of $.5 million in the first half of 2016.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $10.6 million in the first half of each of 2016 and 2017.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was 30.9% in the first six months of 2017 and 9.7% in the first six months of 2016.  See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2017 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the second quarter and year-to-date periods of 2016 and 2017.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2017	Change	2016	2017	Change
	(In millions)			(In millions)
Net sales	$356.1	$441.4	24%	$674.5	$811.2	20%
Cost of sales	300.6	311.6	4%	578.6	578.0	-%
Gross margin	$55.5	$129.8		$95.9	$233.2

Income from operations	$10.5	$70.1	568%	$10.2	$122.4	1,100%
Other, net	.2	.1		.4	.3
Interest expense	(5.1)	(4.8)		(10.2)	(9.5)
Income before income taxes	5.6	65.4		0.4	113.2
Income tax expense (benefit)	3.9	(131.1)		2.5	(120.1)
Net income (loss)	$1.7	$196.5		$(2.1)	$233.3

Percentage of net sales:
Cost of sales	84%	71%		86%	71%
Income (loss) from operations	3%	16%		2%	15%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$0.5	$59.7		$(0.7)	$70.9

TiO2 operating statistics:
Sales volumes*	149	157	6%	287	300	5%
Production volumes*	131	141	8%	262	286	9%

Change in TiO2 net sales:
TiO2 product pricing			20%			19%
TiO2 sales volumes			6			5
TiO2 product mix/other			-			(2)
Changes in currency exchange rates			(2)			(2)
Total			24%			20%

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of third-party feedstock ore.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of market pressures.

Current industry conditions – Due to the successful implementation of previously-announced price increases, average selling prices began to rise in the second quarter of 2016 and have continued to rise through the first half of 2017.  Kronos’ average TiO2 selling prices in the second quarter of 2017 were 20% higher as compared to the second quarter of 2016, and Kronos’ average selling prices at the end of the second quarter of 2017 were 8% higher than at the end of the first quarter of 2017, and were 12% higher than at the end of 2016, with higher prices in all major markets.  Kronos experienced higher sales volumes in the North American and export markets in the first half of 2017 as compared to the same period of 2016, partially offset by lower volumes in the Latin American market.

Kronos operated its production facilities at overall average capacity utilization rates of 100% in the first six months of 2017 compared to approximately 96% in the first six months of 2016.  The table below lists Kronos’ comparative quarterly capacity utilization rates.

	Production Capacity Utilization Rates
	2016	2017
First quarter	97%	100%
Second quarter	95%	100%

Throughout 2016, Kronos experienced moderation in the cost of TiO2 feedstock ore procured from third parties.  Kronos’ cost of sales per metric ton of TiO2 sold declined throughout 2016 and into the first six months of 2017 primarily due to the moderation in the cost of TiO2  feedstock ore in 2016.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first six months of 2017 was lower than its cost of sales per metric ton of TiO2 sold in the first six months of 2016 (excluding the effect of changes in currency exchange rates).

Net sales - Net sales in the second quarter of 2017 increased 24%, or $85.3 million, compared to the second quarter of 2016 primarily due to the favorable effects of a 20% increase in average TiO2 selling prices (which increased net sales by approximately $71 million) and a 6% increase in sales volumes (which increased net sales by approximately $21 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 6% in the second quarter of 2017 as compared to the second quarter of 2016 primarily due to higher sales in the North American and European markets, partially offset by lower sales in the Latin American market.  Kronos’ sales volumes in the second quarter of 2017 set a new overall record for a second quarter.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $8 million as compared to the second quarter of 2016.

Net sales in the first six months of 2017 increased 20%, or $136.7 million, compared to the first six months of 2016 primarily due to the favorable effects of a 19% increase in average TiO2 selling prices (which increased net sales by approximately $128 million) and a 5% increase in sales volumes (which increased net sales by approximately $34 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 5% in the first six months of 2017 as compared to the first six months of 2016 primarily due to higher sales in the North American and export markets, partially offset by lower sales in the Latin American market.  Kronos’ sales volumes in the first half of 2017 set a new overall record for a first-six-month period.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates decreased its net sales by approximately $15 million as compared to the first six months of 2016.

Cost of sales – Kronos’ cost of sales increased $11.0 million or 4% in the second quarter of 2017 compared to the second quarter of 2016 due to the net impact of a 6% increase in sales volumes, efficiencies related to an 8% increase in TiO2 production volumes, lower raw materials and production costs of approximately $1 million and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales decreased to 71% in the second quarter of 2017 compared to 84% in the same period of 2016 primarily due to the favorable impact of higher average selling prices, and to a lesser extent lower raw materials and other production costs and efficiencies related to higher production volumes.

Kronos’ cost of sales decreased $.6 million in the first six months of 2017 compared to the same period in 2016 primarily due to the net impact of a 5% increase in sales volumes, efficiencies related to a 9% increase in TiO2 production volumes, lower raw materials and other production costs of approximately $14 million and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales decreased to 71% in the first six months of 2017 compared to 86% in the same period of 2016 due to the favorable impact of higher average selling prices, lower raw materials and other production costs and efficiencies related to higher production volumes.

Other operating income and expense, net – Kronos’ other operating income and expense, net in the second quarter of and first six months of 2016 includes an insurance settlement gain of $1.4 million and $3.4 million in the second quarter and first six months of 2016, respectively, related to a 2014 business interruption claim.

Gross margin and income from operations – Kronos’ income from operations increased by $59.6 million compared to the second quarter of 2016.  Income from operations as a percentage of net sales increased to 16% in the second quarter of 2017 from 3% in the same period of 2016.  This increase was driven by the increase in gross margin percentage, which increased to 29% for the second quarter of 2017 compared to 16% for the second quarter of 2016.  As discussed and quantified above, Kronos’ gross margin percentage increased primarily due to the effects of higher average selling prices, higher sales and production volumes and lower raw materials and other production costs.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $5 million in the second quarter of 2017 as compared to the same period in 2016, as discussed below.

Income from operations increased by $112.2 million in the first six months of 2017 compared to the first six months of 2016.  Income from operations as a percentage of net sales increased to 15% in the first six months of 2017 from 2% in the same period of 2016.  This increase was driven by the increase in gross margin, which increased to 29% for the first six months of 2017 compared to 14% for the first six months of 2016.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the effects of higher average selling prices, higher sales and production volumes and lower raw materials and other production costs.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $13 million in the first six months of 2017 as compared to the same period in 2016.

Other non-operating income (expense) – Kronos’ interest expense decreased $.3 million, or 6%, in the second quarter of 2017 compared to the second quarter of 2016.  Interest expense decreased $.7 million, or 7%, in the first six months of 2017 compared to 2016.  Kronos currently expect its interest expense for all of 2017 will be comparable to 2016.

Income tax expense (benefit) - Kronos recognized income tax benefit of $131.1 million in the second quarter of 2017 compared to an income tax expense of $3.9 million in the second quarter of 2016.  Kronos recognized income tax benefit of $120.1 million in the first six months of 2017 compared to an income tax expense of $2.5 million in the first six months of 2016.  The difference is primarily due to the effect of the reversal of Kronos’ deferred income tax asset valuation allowance associated with Kronos’ German and Belgian operations in 2017, as discussed below.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations is generally lower than the income tax rates applicable to its U.S. operations.  Excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance, Kronos would generally expect its overall effective tax rate to be lower than the U.S. federal statutory tax rate of 35% primarily because of its non-U.S. operations.

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $638 million for German corporate purposes and $71 million for German trade tax purposes at December 31, 2016) and in Belgium (the equivalent of $93 million for Belgian corporate tax purposes at December 31, 2016), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, Kronos had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) Kronos utilized a portion of such carryforwards during the most recent three-year period, and (iii) Kronos expected to utilize the remainder of the carryforwards over the long term.  Kronos had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given Kronos’ operating results during the second quarter of 2015 and its expectations at that time for its operating results for the remainder of 2015, which had been driven in large part by the trend in Kronos’ average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, Kronos did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both its German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of its German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  Kronos recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by its German and Belgian operations during such period.  During 2016, Kronos recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax valuation allowance, as the impact of utilizing a portion of its German NOLs during such period more than offset the impact of additional losses recognized by its Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium).  During the first six months of 2017, Kronos recognized an aggregate non-cash income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOLs during such period, including $7.7 million in the second quarter of 2017.  Kronos continues to believe it will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  As previously disclosed, Kronos’ ability to reverse all or a portion of either the German or Belgian valuation allowance is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters or profitability in recent quarters during which such profitability was trending upward throughout such period, and the ability to demonstrate future profitability for a sustainable period.  As noted below, Kronos determined such conditions were satisfied at June 30, 2017.

Although Kronos’ Belgian operations were profitable in the first quarter of 2017 and it utilized a portion of the Belgian NOLs during such period, Kronos’ Belgian operations continued to have cumulative losses in the most recent twelve quarters at March 31, 2017.  Although the results of Kronos’ German operations had improved during 2016 and the first quarter of 2017, indicating a change in the negative trend in earnings that existed at December 31, 2015, and Kronos utilized a portion of its German NOLs during 2016 and the first quarter of 2017, and Kronos had cumulative income with respect to its German operations for the most recent twelve consecutive quarters at March 31, 2017, the sustainability of such positive trend in earnings had not yet been demonstrated at such date.  As previously disclosed, while neither Kronos’ business as a whole nor any of its principal product groups is seasonal to any significant extent, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons.  While Kronos has some insight into the overall demand expected to be generated by a particular year’s paint season and TiO2 pricing at the end of the first quarter (the start of the paint season), it has much greater insight and certainty regarding overall demand and TiO2 pricing for a particular year’s paint season by the end of the second quarter of the year, in part because some factors, such as weather, can have an impact on both overall demand and pricing each year.  Accordingly, at March 31, 2017 Kronos did not have sufficient positive evidence to support a sustainable profit trend and consequently, it did not have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to Kronos’ German or Belgian operations at such date.  During the second quarter of 2017, Kronos’ German and Belgian operations continued to be profitable, and both reported levels of profitability higher as compared to the first quarter of 2017.   As discussed above, Kronos’ consolidated results of operations in general, and its German and Belgian operations in particular, were favorably impacted during the quarter by, among other things, continued higher average TiO2 selling prices and higher sales volumes.  Kronos’ German operations had cumulative income for the most recent twelve consecutive quarters at June 30, 2017.  While Kronos’ Belgian operations had cumulative losses in the most recent twelve consecutive quarters at June 30, 2017, such operations generated income in both the first and second quarters of 2017, with higher income in the second quarter as compared to the first quarter, the amount of cumulative losses of Kronos’ Belgian operations for the most recent twelve consecutive quarters was lower as of June 30, 2017 as compared to both March 31, 2017 and December 31, 2016 and Kronos expects to have cumulative profits in the third and fourth quarters.   Kronos’ production facilities have been operating at near practical capacity utilization rates in the first six months of 2017.  In addition, consistent with Kronos’ expectation regarding its consolidated results of operations for the remainder of 2017 (as discussed below under the “Outlook” subsection), Kronos currently believes it is likely its German and Belgian operations will continue to report improved operating results in 2017 as compared to 2016.  Accordingly, at June 30, 2017 Kronos concluded it now has sufficient positive evidence under the more-likely-than-

not recognition criteria to support reversal of the entire valuation allowance related to its German and Belgian operations.  As discussed below, a large portion of the remaining valuation allowance is reversed as of June 30, 2017, but a portion of the remaining valuation allowance will be reversed in the second half of 2017.  Such sufficient positive evidence includes, among other things, the existence of cumulative profits in the most recent twelve consecutive quarters (Germany) or profitability in recent quarters during which such profitability was trending upward throughout such period (Belgium), the ability to demonstrate future profitability in Germany and Belgium for a sustainable period (as supported by, among other things, recent trends in profitability, driven in large part by increases in TiO2 selling prices, and continued strong demand indicating that such profitability trends will continue in the future), and the indefinite carryforward period for the German and Belgian NOLs.  Kronos’ income tax benefit in the second quarter of 2017 includes an aggregate non-cash income tax benefit of $149.9 million related to such reversal at June 30, 2017 ($141.9 million related to Germany, and $8.0 million related to Belgium).  Such second quarter 2017 income tax benefit associated with reversal of the entire German and Belgian valuation allowance excludes the non-cash income tax benefit of $7.7 million discussed above.  In addition to the above amounts, Kronos’ deferred income tax asset valuation allowance increased by $9.5 million during the first six months of 2017 as a result of changes in currency exchange rates, which was recognized as part of other comprehensive income (loss).

In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million) relates to Kronos’ change in judgment regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year. Accordingly, of the aggregate $173 million deferred income tax asset valuation allowance recognized at December 31, 2016, approximately $163 million has been reversed through June 30, 2017, and the remaining $20 million will be reversed during the third and fourth quarters of 2017 (such aggregate reversal amount includes the $9.5 million increase to our deferred income tax asset valuation allowance as a result of changes in currency exchange rates recognized as part of other comprehensive income (loss)).

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

Impact of changes in currency exchange rates three months ended June 30, 2017 vs June 30, 2016

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2017 vs 2016
	2016	2017	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(8)	$(8)
Income from operations	2	(4)	(6)	1	(5)

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

The $5 million decrease in Kronos’ income from operations was comprised of the following:

•

Approximately $6 million from net currency transaction losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $1 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2017 as compared to 2016, and such translation, as it related to the U.S. dollar relative to the euro, had a negative effect on income from operations in 2017 as compared to 2016, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2017 compared to 2016.

Impact of changes in currency exchange rates six months ended June 30, 2017 vs June 30 2016

	Transaction gains/losses recognized			Translation gain/loss – impact of rate changes	Total currency impact 2017 vs 2016
	2016	2017	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(15)	$(15)
Income from operations	4	(4)	(8)	(5)	(13)

The $15 million reduction in Kronos’ net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2017 as compared to 2016.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 did not have a significant effect on the reported  amount of Kronos’ net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations are denominated in the U.S. dollar.

The $13 million net decrease in Kronos’ income from operations comprised the following:

•

Approximately $8 million from net currency transaction losses caused primarily by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $5 million of net currency translation losses caused primarily by a strengthening of the U.S. dollar relative to the euro, as such translation had a negative effect on income from operations in 2017 as compared to 2016, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2017 as compared to 2016, along with the effects of a slight strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 as compared to 2016.

Outlook

During the first half of 2017 Kronos operated its production facilities at 100% of practical capacity.  Kronos expects its production volumes to be slightly higher in 2017 as compared to 2016, as its production rates in 2017 will be positively impacted by the implementation of certain productivity-enhancing improvement projects at certain facilities.  Assuming global economic conditions do not deteriorate, Kronos expects its 2017 sales volumes to be comparable to 2016 sales volumes.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly. Kronos believes it is reasonably likely we will set a new record for production volumes in 2017 (its prior record was 550,000 metric tons in 2011).

Kronos experienced moderation in the cost of TiO2 feedstock ore procured from third parties in 2016.  However, the cost of third-party feedstock ore Kronos procured in the first half of 2017 was comparable to slightly higher as compared to the first half of 2016, and such higher cost feedstock ore is expected to be reflected in Kronos’ results of operations beginning in the third quarter of 2017.  Kronos expects its cost of sales per metric ton of TiO2 sold for the full year of 2017 will be slightly higher than its per-metric ton cost in 2016.

Kronos started 2017 with average selling prices 11% higher than the beginning of 2016, and average selling prices increased by an additional 12% in the first six months of 2017.  Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2016.  In addition, Kronos believe most customers hold very low inventories of TiO2 with many operating on a just-in-time basis.  With the strong sales volumes experienced in the first half of 2017, Kronos continue to see evidence of strengthening demand for its TiO2 products in certain of its primary markets.  Kronos and its major competitors have announced price increases, which Kronos began implementing in the second quarter of 2016, as contracts have allowed.  The extent to which Kronos will be able to achieve any additional price increases in the near term will depend on market conditions.

Overall, Kronos expect income from operations in 2017 will be higher as compared to 2016, principally as a result of expected higher average selling prices in 2017 as compared to 2016 and to a lesser extent from the favorable effects of anticipated higher production volumes in 2017.  In addition, and as discussed above, Kronos recognized a non-cash tax benefit of $162.6 million in the first six months of 2017 (including $157.6 million in the second quarter of 2017) related to Kronos’ deferred income tax asset valuation allowance associated with Kronos’ German and Belgian operations, and Kronos expect the remaining valuation allowance of $20 million will be reversed during the third and fourth quarters of 2017.

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

Net cash provided by operating activities was $10.1 million in the first six months of 2017 compared to $7.6 million in the first six months of 2016.  The $2.5 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations of CompX in 2017 of $2.0 million;
•	higher cash paid for income taxes primarily as a result of increased operating income at CompX of $2.1 million in 2017;
•	lower cash used for environmental remediation and related costs in 2017 of $.4 million; and
•	higher interest and dividend income in 2017 of $.8 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended June 30,
	2016	2017
	(In millions)
Net cash provided by operating activities:
CompX	$1.9	$4.3
NL Parent and wholly-owned subsidiaries	6.8	6.9
Eliminations	(1.1)	(1.0)
Total	$7.6	$10.2

Changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter. Overall, our June 30, 2017 days sales outstanding compared to December 31, 2016 is in line with our expectations. As expected, our total average number of days in inventory decreased from December 31, 2016 to June 30, 2017 primarily as a result of the seasonal increase in sales during the second quarter 2017 as compared to the fourth quarter of 2016.  For comparative purposes, we have provided information for December 31, 2015 and June 30, 2016 below.

	December 31,	June 30,	December 31,	June 30,
	2015	2016	2016	2017
Days sales outstanding	31 days	42 days	36 days	37 days
Days in inventory	76 days	69 days	79 days	68 days

Investing activities

Net cash used in investing activities totaled $13.7 million in the first six months of 2017 and $1.7 million in the first six months of 2016.  During the third quarter of 2016, CompX entered into an unsecured revolving demand promissory note with Valhi whereby CompX agreed to loan Valhi up to $40 million.  During the first half of 2017, CompX loaned to Valhi a net $12.1 million under the promissory note receivable ($39.3 million of gross borrowings and $27.2 million of gross repayments).

We spent $1.6 million in capital expenditures during the first half of 2017 and $1.7 million in the first half of 2016, substantially all of which related to CompX.

Financing activities

Cash flows from financing activities in the first half of each of 2016 and 2017 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At June 30, 2017, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at June 30, 2017.  See Note 8 to our Condensed Consolidated Financial Statements.

Kronos’ North American and European revolvers and its term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at June 30, 2017.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At June 30, 2017, we had aggregate cash, cash equivalents and restricted cash of $94.5 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$22.5
NL Parent and wholly-owned subsidiaries	72.0
Total	$94.5

In addition, at June 30, 2017 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $18.5 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at June 30, 2017 with an aggregate market value of $641.7 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2018) including any amounts CompX might loan from time to time under the terms of its new revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At June 30, 2017, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2017 approximated $.6 million.  CompX’s 2017 capital investments are limited to those expenditures required to meet expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2017, based on the number of shares of common stock of these affiliates we own as of June 30, 2017 and their current regular quarterly dividend rate, is presented in the table below.

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

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2017.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2017.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 13 to our Condensed Consolidated Financial Statements and our 2016 Annual Report for descriptions of certain legal proceedings.

United States v. NL Industries, Inc. (United States District Court, Western District of New York, Case No. 17-cv-124).   In July 2017, the District Court entered the Consent Decree and NL paid the settlement amount to the United States.

In August 2017, we were served in Refined Metals Corporation  v.  NL Industries, Inc., (United States District Court for the Southern District of Indiana, Case 1:17-cv-2565).  This is a CERCLA and state law contribution action brought by the current owner of a former secondary lead smelting facility located in Beech Grove, Indiana.  We intend to deny liability and will defend vigorously against all claims.

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

NL INDUSTRIES, INC.
(Registrant)

Date: August 7, 2017	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: August 7, 2017	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Controller, Principal Accounting Officer)