Form 10-K
period 2017-12-31
NL INDUSTRIES INC
filed 2018-03-12
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934:

For the fiscal year ended December 31, 2017

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 8.3 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2017 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $58.7 million.

As of February 28, 2018, 48,714,884 shares of the Registrant’s common stock were outstanding.

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

Organization

At December 31, 2017, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held an aggregate of 93% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and Serena Simmons Connelly may be deemed to control Contran, Valhi, and us.

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

•	Competitive products and substitute products
•	Price and product competition from low-cost manufacturing sources (such as China)

•	Customer and competitor strategies
•	Potential consolidation of Kronos’ competitors
•	Potential consolidation of Kronos’ customers
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Potential difficulties in integrating future acquisitions
•	Potential difficulties in upgrading or implementing new accounting and manufacturing software systems (such as Kronos’ enterprise resource planning system)
•	The introduction of trade barriers
•	Possible disruption of Kronos’ or CompX’s business, or increases in our cost of doing business resulting from terrorist activities or global conflicts
•	The impact of current or future government regulations (including employee healthcare benefit related regulations)
•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar), or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro or other currencies

•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions and cyber attacks)
•	Decisions to sell operating assets other than in the ordinary course of business
•	Kronos’ ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The timing and amounts of insurance recoveries
•	The extent to which our subsidiaries or affiliates were to become unable to pay us dividends
•	Uncertainties associated with CompX’s development of new product features
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform
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

Component Products CompX International Inc. - 87% owned at December 31, 2017

CompX manufactures engineered components that are sold to a variety of industries including recreational transportation (including boats), postal, office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment. CompX has three production facilities in the United States.

Chemicals Kronos Worldwide, Inc. - 30% owned at December 31, 2017

Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, food,  cosmetics and other industrial and consumer “quality-of-life” products.  Kronos has production facilities in Europe and North America.  Sales of TiO2 represented about 94% of Kronos’ net sales in 2017, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

Industry overview - Through our majority-owned subsidiary, CompX, we manufacture engineered components utilized in a variety of applications and industries.  We manufacture mechanical and electrical cabinet locks and other locking mechanisms used in the recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications.  We also manufacture stainless steel exhaust systems, gauges, throttle controls and trim tabs for the recreational marine and other industries.  We continuously seek to diversify into new markets and identify new applications and features for our products, which we believe provide a greater potential for higher rates of earnings growth as well as diversification of risk.

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

CompX’s Marine Components business, with a facility in Wisconsin and a facility shared with the Security Products business in Illinois, manufactures and distributes stainless steel exhaust components, gauges, throttle controls, trim tabs, hardware and accessories primarily for performance and ski/wakeboard boats.  CompX’s specialty Marine Components products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	mechanical and electronic controls and throttles;
•	steering wheels and other billet aluminum accessories; and
•	dash panels, LED lighting, wire harnesses and other accessories.

The following table sets forth the location, size and business operations for each of CompX’s operating facilities at December 31, 2017:

Facility Name	Business Operations	Location	Size (square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000
Leased Facilities:
Distribution Center	SP/MC	Rancho Cucamonga, CA	11,500

SP – Security Products business

MC – Marine Components business

(1)	ISO-9001 registered facilities

We believe all of CompX’s facilities are well maintained and satisfactory for their intended purposes.

Raw materials - The primary raw materials used in CompX’s manufacturing processes are:

•	zinc and brass (used in the Security Products business for the manufacture of locking mechanisms); and
•

stainless steel (used primarily in the Marine Components business for the manufacture of exhaust headers and pipes), aluminum (used for the manufacture of throttles and trim tabs), and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 11% of our total cost of sales for 2017.  Total material costs, including purchased components, represented approximately 44% of our cost of sales in 2017.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steels.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent.  During 2016 and 2017, markets for the primary commodity-related raw materials used in the manufacture of CompX’s locking mechanisms, primarily zinc and brass, generally strengthened, resulting in price increases that exceeded general inflation rates.  In the case of zinc, CompX’s purchases late in 2017 bore unit costs over 50% higher than those acquired two years earlier.  Over that same period, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes, remained relatively stable.  While CompX expects the markets for its primary commodity-related raw materials to stabilize during 2018, CompX recognizes that strengthening economic conditions may exert upward price pressure on these and other manufacturing materials. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases.  CompX generally seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions.  In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by CompX’s products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks - CompX holds a number of patents relating to component products, certain of which we believe to be important to CompX and its continuing business activity.  Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than 1 year to 17 years at December 31, 2017.

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

We sell to a diverse customer base with only one customers representing 10% or more of our sales in 2017 (United States Postal Service representing 16%).  Our ten largest customers accounted for approximately 44% of our sales in 2017.

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

Employees - As of December 31, 2017, CompX employed 520 people, all in the United States.  We believe our labor relations are good at all of our facilities.

CHEMICALS - KRONOS WORLDWIDE, INC.

Business overview - Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications.  Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 4,000 customers in 100 countries with the majority of sales in Europe, North America and Asia Pacific.  We believe that Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

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

	2015	2016	2017
Europe	18%	17%	17%
North America	15%	16%	18%

We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 10% share of worldwide TiO2 sales volume in 2017.  Overall, Kronos is one of the top six producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that includes over 40 different TiO2 pigment grades under the Kronos® trademark, which provide a variety of performance properties to meet customers’ specific requirements.  Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  Kronos ships TiO2 to customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of its core TiO2 pigments represented approximately 94% of Kronos’ net sales in 2017.  Kronos and its agents and distributors primarily sell its products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end use for the year ended December 31, 2017:

Sales volumes percentages by geographic region		Sales volumes percentages by end-use
Europe	50%	Coatings	58%
North America	31%	Plastics	30%
Asia Pacific	9%	Other	5%
Rest of World	10%	Paper	7%

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

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 6% of its net sales in 2017:

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

Manufacturing, operations and properties - Kronos produces TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments, and in 2017, chloride process production facilities represented approximately 50% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

Kronos produced 576,000 metric tons of TiO2 in 2017, up from the 546,000 metric tons produced in 2016.  Kronos’ production amounts include its share of the output produced by its TiO2 manufacturing joint-venture discussed below in “TiO2 Manufacturing Joint Venture.”  Kronos’ average production capacity utilization rates were approximately 95% and 98% of capacity in 2015 and 2016, respectively, and at full practical capacity in 2017.  Kronos’ production rates in the first quarter of 2015 were impacted by the implementation of certain productivity-enhancing improvement projects at other facilities, as well as necessary improvements to ensure continued compliance with its permit regulations, which resulted in longer-than-normal maintenance shutdowns in some instances.

Kronos operates facilities throughout North America and Europe, including the only sulfate process plant in North America and four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below in “TiO2 Manufacturing Joint Venture,” a 50% interest in a TiO2 plant in Lake Charles, Louisiana.

Kronos’ production capacity has increased by approximately 6% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  Kronos currently expects to operate its TiO2 plants at full practical capacity levels in 2018.

The following table presents the division of Kronos’ expected 2018 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	30%	6%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	10
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	16	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	7
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	15	3
Lake Charles, LA, U.S. (3)	TiO2 production, chloride process	13	-
Total		74%	26%
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

Kronos has various corporate and administrative offices located in the U.S., Germany, Norway, Canada, Belgium, France and the United Kingdom and various sales offices located in North America.

TiO2 Manufacturing Joint Venture - Kronos and HPA each own a 50% interest in a manufacturing joint venture, Louisiana Pigment Company, L.P., or LPC.  LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana.  Kronos and Venator share production from the plant equally pursuant to separate offtake agreements, unless we and Venator otherwise agree (such as in 2015, when we purchased approximately 52% of the production from the plant).

A supervisory committee directs the business and affairs of the joint venture, including production and output decisions.  This committee is composed of four members, two of whom Kronos appoints and two of whom Venator appoints.  Two general managers manage the operations of the joint venture acting under the direction of the supervisory committee.  Kronos appoints one general manager and Venator appoints the other.

The joint venture is not consolidated in Kronos’ financial statements, because Kronos does not control it.  Kronos accounts for our interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore Kronos does not have any equity in earnings of the joint venture.  Kronos is required to purchase one half of the TiO2 produced by the joint venture.  All costs and capital expenditures are shared equally with Venator with the exception of feedstock (purchased natural rutile ore or slag) and packaging costs for the pigment grades produced.  Kronos’ share of net costs is reported as cost of sales as the TiO2 is sold.

Raw materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that automatically renews at the end of 2018 for successive two-year renewal periods, unless terminated before December 31, 2018.  Kronos also purchase upgraded slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that expires at the end of 2019.  Kronos purchases natural rutile ore primarily from Iluka Resources, Limited under a contract which expires in 2018.  In the past Kronos has been, and it expects that it will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  Kronos expects the raw materials purchased under these contracts, and contracts that Kronos may enter into, will meet its chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for Kronos’ European sulfate process TiO2 plants in 2017.  Kronos expects ilmenite production from its mines to meet Kronos’ European sulfate process feedstock requirements for the foreseeable future.  For Kronos’ Canadian sulfate process plant, Kronos purchases sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice.  Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into, to meet Kronos’ sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities Kronos is required to purchase, or specify a range of quantities within which Kronos is required to purchase.  The pricing under these agreements is generally negotiated quarterly.

The following table summarizes Kronos’ raw materials purchased or mined in 2017.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants:
Purchased slag or rutile ore	535
Sulfate process plants:
Ilmenite ore mined and used internally	360
Purchased slag	27

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

Kronos sells a majority of its products through its direct sales force operating from five sales offices in Europe and two sales offices in North America.  Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas.  In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents.  Kronos’ agents do not sell any TiO2 products other than KRONOS® brand products.  In North America, Kronos’ sales are made primarily through its direct sales force and supported by a network of distributors.  In export markets, where we have increased our marketing efforts over the last several years, our sales are made through our direct sales force, sales agents and distributors. In addition to its direct sales force and sales agents, many of Kronos’ sales agents also act as distributors to service its customers in all regions.  Kronos offers customer and technical service to the customers who purchase its products through distributors as well as to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base and no single customer comprised more than 10% of Kronos’ sales in 2017.  Kronos’ largest ten customers accounted for approximately 34% of sales in 2017.

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

Competition - The TiO2 industry is highly competitive.  Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers.  Price and availability are the most significant competitive factors along with quality and customer service for the majority of our product grades.  Increasingly, we are focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from our competitor’s products.  During 2017, Kronos had an estimated 10% share of worldwide TiO2 sales volume, and based on sales volumes, we believe that Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, or Chemours;  Cristal Global; Venator Materials PLC (formerly a wholly-owned subsidiary, and now a majority-owned subsidiary, of Huntsman Corporation); Tronox Incorporated; and Lomon Billions.  The top six TiO2 producers (i.e. Kronos and our five principal competitors) account for approximately 66% of the world’s production capacity.  Chemours added a new 200,000 metric ton capacity line at its plant in Mexico which commenced production in the second quarter of 2016.  In 2016, Venator announced it was closing its sulfate process facility in South Africa, reducing its overall capacity by 25,000 metric tons.  In 2017, one of Venator’s European sulfate plants, which has a capacity of 130,000 metric tons, operated at significantly reduced rates due to a fire at the facility.

The following chart shows Kronos’ estimate of worldwide production capacity in 2017:

Worldwide production capacity
Chemours	18%
Cristal	13%
Venator	10%
Lomon Billions	9%
Kronos	9%
Tronox	7%
Other	34%

Chemours has over one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor.  In February 2017, Tronox announced a definitive agreement to acquire the TiO2 assets of Cristal, but in December 2017 the U.S. Federal Trade Commission filed an administrative complaint challenging the merger.  Tronox has indicated it intends to vigorously defend against such action.

Over the past ten years, Kronos and its competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shutdown of various TiO2 plants throughout the world.  Although overall industry demand is expected to remain strong in 2018 as a result of improving worldwide economic conditions, we do not expect any other significant efforts will be undertaken by us or our principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects.  If actual developments differ from our expectations, the TiO2 industry’s performance and that of our own could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or to expand existing capacity.  Kronos believes it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development - Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new applications.  Kronos’ expenditures for these activities were approximately $16 million in 2015, $13 million in 2016 and $20 million in 2017.  Kronos expects to spend approximately $19 million on research and development in 2018.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles.  Since the beginning of 2013, Kronos has added five new grades for pigments and other applications.

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

Patents - Kronos has obtained patents and has numerous patent applications pending that cover its products and the technology used in the manufacture of its products.  Kronos’ patent strategy is important to Kronos and its continuing business activities.  In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe.  U.S. patents are generally in effect for 20 years from the date of filing.  Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from four years to 20 years.

Trademarks and trade secrets - Kronos’ trademarks, including KRONOS®, are covered by issued and/or pending registrations, including in Canada and the United States.  Kronos protects the trademarks that it uses in connection with the products it manufactures and sells and has developed goodwill in connection with its long-term use of Kronos’ trademarks.  Kronos conducts research activities in secret and Kronos protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security.  Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position.  Kronos’ proprietary chloride production process is an important part of Kronos’ technology and its business could be harmed if it fails to maintain confidentiality of its trade secrets used in this technology.

Employees - As of December 31, 2017, Kronos employed the following number of people:

Europe	1,835
Canada	360
United States (1)	50
Total	2,245
(1)	Excludes employees of Kronos’ Louisiana joint venture.

Certain employees at each of Kronos’ production facilities are organized by labor unions.  In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, Kronos’ union employees are covered by a collective bargaining agreement that expires in June 2018.  At December 31, 2017, approximately 86% of Kronos’ worldwide workforce is organized under collective bargaining agreements.  It is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect Kronos’ business, results of operations, financial position or liquidity.

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

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $16.1 million in 2017 and are currently expected to be approximately $26 million in 2018.

Other

In addition to our 87% ownership of CompX and our 30% ownership of Kronos at December 31, 2017, we also own 100% of EWI RE, Inc., an insurance brokerage and risk management services company.  We also hold certain marketable securities and other investments.  See Notes 5 and 16 to our Consolidated Financial Statements.

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

Business strategy - We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries and affiliates.  As a result of this process, we have in the past and may in the future seek to raise additional capital, incur debt, repurchase indebtedness in the market, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities.  Such activities have in the past and may in the future involve related companies.  From time to time, we also evaluate the restructuring of ownership interests among our respective subsidiaries and related companies.

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

The majority of our operating cash flows are generated by our operating subsidiaries and affiliates, and our ability to service liabilities and to pay dividends on our common stock (to the extent such dividends are declared by our board of directors) depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries and affiliates.  Our subsidiaries and affiliates are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay such cash dividends or other distributions to us.  In addition, the payment of dividends or other distributions from our subsidiaries and affiliates could be subject to restrictions under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries and affiliates operate or any other restrictions imposed by current or future agreements to which our subsidiaries and affiliates may be a party, including debt instruments.  Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries and affiliates to pay dividends or make other distributions to us.  If our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock (if declared) could be adversely affected.

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

•	Competitors may be able to drive down prices for our products because their costs are lower than our costs, especially products sourced from Asia.
•	Competitors’ financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.
•	A reduction of our market share with one or more of our key customers, or a reduction in one or more of our key customers’ market share for their end-use products, may reduce demand for our products.
•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
•	We may not be able to sustain a cost structure that enables us to be competitive.
•	Customers may no longer value our product design, quality or durability over the lower cost products of our competitors.

Our development of innovative features for our current component products is critical to sustaining and growing our sales.

Historically, CompX’s ability to provide value-added custom engineered component products that address requirements of technology and space utilization has been a key element of its success.  CompX spends a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications.  Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America, the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features.  The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers.  The ability to coordinate these activities with current and potential customers may be affected by factors beyond CompX’s control.  While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we do not know if any new product features CompX introduces will achieve the same degree of success that it has achieved with its existing products.  Introduction of new product features typically requires us to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials.  As CompX attempts to introduce new product features in the future, we do not know if CompX will be able to increase production volumes without encountering these or other problems, which might negatively impact our financial condition or results of operations.

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

Certain raw materials used in CompX’s products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity.  Zinc and brass are the principal raw materials used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  CompX occasionally enters into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we otherwise be unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as we may be unable to offset the higher costs with increases in our selling prices or reductions in other operating costs.

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in Kronos’ TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which Kronos purchases its raw material supplies could adversely affect their availability.  If Kronos’ worldwide vendors were unable to meet their contractual obligations and Kronos was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels.  Kronos experienced significantly higher ore costs in 2012 which carried over into 2013.  Kronos has seen moderation in the purchase cost of third-party feedstock ore since 2013 through the first half of 2017; however, the cost of third-party feedstock ore Kronos procured in the last half of 2017 is slightly higher as compared to the first half of 2017.  Kronos may also experience higher operating costs such as energy costs, which could affect its profitability.  Kronos may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels, which could reduce Kronos’ earnings and decrease its liquidity.

Kronos has long-term supply contracts that provide for its TiO2 feedstock requirements that currently expire through 2019.  While Kronos believes it will be able to renew these contracts, there can be no assurance Kronos will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Kronos’ current agreements (including those entered into through January 2018) require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $383 million in years subsequent to December 31, 2017.  In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $131 million at December 31, 2017.  Kronos’ commitments under these contracts could adversely affect Kronos’ financial results if it significantly reduces its production and were unable to modify the contractual commitments.

Demand for, and prices of, certain of Kronos’ products are influenced by changing market conditions for its products, which may result in reduced earnings or in operating losses.

Kronos’ sales and profitability is largely dependent on the TiO2 industry.  In 2017, 94% of Kronos’ sales were attributable to sales of TiO2.  TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions.  Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions, especially in Western industrialized nations, can significantly impact Kronos’ earnings and operating cash flows.  Historically, the markets for many of Kronos’ products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for Kronos’ products are one of the main factors that affect the level of Kronos’ profitability.  In periods of increasing demand, Kronos’ selling prices and profit margins generally will tend to increase, while in periods of decreasing demand Kronos’ selling prices and profit margins generally tend to decrease.  In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.  Kronos’ ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, Kronos’ profitability may become even more dependent upon the selling prices of its products.

The TiO2 industry is concentrated and highly competitive and Kronos faces price pressures in the markets in which it operates, which may result in reduced earnings or operating losses.

The global market in which Kronos operates its business is concentrated with the top six TiO2 producers accounting for approximately two-thirds of the world’s production capacity and is highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of Kronos’ competitors may be able to drive down prices for Kronos’ products if their costs are lower than Kronos’ costs.  In addition, some of Kronos’ competitors’ financial, technological and other resources may be greater than Kronos’ resources and such competitors may be better able to withstand changes in market conditions.  Kronos’ competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements.  Further, consolidation of Kronos’ competitors or customers may result in reduced demand for Kronos’ products or make it more difficult for it to compete with its competitors.  The occurrence of any of these events could result in reduced earnings or operating losses.

Kronos’ leverage may impair our financial condition.

As of December 31, 2017, Kronos had consolidated debt of approximately $474.5 million, which relates primarily to Senior Notes issued in September 2017.  Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:

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

•	limiting the ability of Kronos’ subsidiaries to pay dividends to Kronos;
•	limiting its ability to obtain additional financing to fund future working capital, capital expenditures, dividends on its common stock, acquisitions or general corporate requirements;
•	limiting its flexibility in planning for, or reacting to, changes in Kronos’ business and the industry in which it operates; and
•	placing it at a competitive disadvantage relative to other less leveraged competitors.

Indebtedness outstanding under Kronos’ revolving North American credit facility and revolving European credit facility accrues interest at variable rates.  To the extent market interest rates rise, the cost of Kronos’ debt would increase, adversely affecting Kronos’ financial condition, results of operations and cash flows.

In addition to Kronos’ indebtedness, at December 31, 2017, Kronos is party to various lease and other agreements (including feedstock ore purchase contracts and other long-term supply and service contracts as discussed above) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $433 million in 2018.  Kronos’ ability to make payments on and refinance its debt and to fund planned capital expenditures depends on Kronos’ future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond Kronos’ control.  In addition, Kronos’ ability to borrow funds under its revolving credit facilities in the future will, in some instances, depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

Technology failures or cyber security breaches could have a material adverse effect on our operations.

We rely on information technology systems to manage, process and analyze data, as well as to facilitate the manufacture and distribution of our products to and from our plants. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors.   Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures would be sufficiently effective.  Therefore, any of our information technology systems may be susceptible to outages, disruptions or destruction as well as cybersecurity breaches or attacks, resulting in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems.  If any of these events were to occur, our results of operations and financial condition could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principal executive offices are located in an office building located at 5430 LBJ Freeway, Dallas, Texas, 75240-2620.  The principal properties used in the operations of our subsidiaries and affiliates, including certain risks and uncertainties related thereto, are described in the applicable business sections of Item 1 – “Business.” We believe that our facilities are generally adequate and suitable for our respective uses.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara case discussed below, we do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, including the Santa Clara case, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•

we have never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

•	no final, non-appealable adverse verdicts have ever been entered against us (subject to the final outcome of the Santa Clara case discussed below), and
•

we have never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a twenty-year period for which we were previously a party and for which we have been dismissed without any finding of liability (subject to the final outcome of the Santa Clara case discussed below).

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated at this time because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based. In one of these lead pigment cases, in April 2000 we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al, (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs had expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the trial court judge issued a judgment finding us, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement.  The trial court’s judgment also found that to the extent any abatement funds remained unspent after four years, such funds were to be returned to the defendants.  In February 2014, we filed a motion for a new trial, and in March 2014 the trial court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California. On November 14, 2017, the Sixth District Court of Appeal issued its opinion, upholding the trial court’s judgment, except that it reversed the portion of the judgment requiring abatement of homes built between 1951 and 1980, which significantly reduced the number of homes subject to the abatement order.  In addition, the appellate court ordered the case be remanded to the trial court to recalculate the amount of the abatement fund, to limit it to the amount necessary to cover the cost of investigating and remediating pre-1951 homes, and to hold an evidentiary hearing to appoint a suitable receiver.  In addition, the appellate court found that NL and the other defendants had the right to seek recovery from liable parties that contributed to a hazardous condition at a particular property.  Subsequently, NL and the other defendants filed a Petition with the California Supreme Court seeking its review of a number of issues.  On February 14, 2018, the California Supreme Court denied such petition.  NL and the other defendants have indicated they intend to file an appeal with the U.S. Supreme Court, seeking its review of two federal issues in the trial court’s original judgment.  Review by the U.S. Supreme Court is discretionary, and there can be no assurance that the U.S. Supreme Court would agree to hear any such appeal that NL and the other defendants would file, or if they would agree to hear any such appeal, that the U.S. Supreme Court would rule in favor of NL and the other defendants.  NL and the other defendants intend to seek a stay of the case in the trial court, pending its appeal to the U.S. Supreme Court.  Granting of such a stay by the appellate court is discretionary.  If no such stay is issued, the remand to the trial court would proceed, and under such remand the trial court would, among other things, (i) assign a new judge to the case (the original judge has retired), (ii) recalculate the amount of the abatement fund, excluding remediation of homes built between 1951 and 1980, (iii) hold an evidentiary hearing to appoint a suitable receiver for the abatement fund and (iv) enter an order setting forth its rulings on these issues.  NL believes any party will have a right to appeal any of these new decisions made by the trial court from the remand of the case.

The Santa Clara case is unusual in that this is the second time that an adverse verdict in the lead pigment litigation has been entered against NL (the first adverse verdict against NL was ultimately overturned on appeal). Given the appellate court’s November 2017 ruling, and the denial of an appeal by the California Supreme Court, we have concluded that the likelihood of a loss in this case has reached a standard of “probable” as contemplated by ASC 450.  However, we have also concluded that the amount of such loss cannot be reasonably estimated at this time (nor can a range of loss be reasonably estimated) because, among other things:

•

The appellate court has remanded the case back to the trial court to recalculate the total amount of the abatement, limiting the abatement to pre-1951 homes. Until the trial court has completed such recalculation,  NL and the other defendants have no basis to estimate a liability;

•

The appellate court upheld NL’s and the other defendants’ right to seek contribution from other liable parties (e.g. property owners who have violated the applicable housing code) on a house-by-house basis.  The method by which the trial court would undertake to determine such house-by-house responsibility, and the outcome of such a house-by-house determination, is not presently known;

•

Participation in any abatement program by each homeowner is voluntary, and each homeowner would need to consent to allowing someone to come into the home to undertake any inspection and abatement, as well as consent to the nature, timing and extent of any abatement.  The original trial court’s judgment unrealistically assumed 100% participation by the affected homeowners.  Actual participation rates are likely to be less than 100% (the ultimate extent of participation is not presently known);

•

The remedy ordered by the trial court is an abatement fund.  The trial court ordered that any funds unspent after four years are to be returned to the defendants (this provision of the trial court’s original judgment was not overturned by the appellate court).  As noted above, the actual number of homes which would participate in any abatement, and the nature, timing and extent of any such abatement, is not presently known; and

•	NL and the other two defendants are jointly and severally liable for the abatement, and NL does not believe any individual defendant would be 100% responsible for the cost of any abatement.

Accordingly, the total ultimate amount of any abatement fund, and NL’s share of any abatement is not presently known.  For all of the reasons noted above, NL has concluded that the amount of loss for this matter cannot be reasonably estimated at this time (nor can any reasonable range of loss be estimated).  However, as with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process and the remand proceedings in the trial court, that NL may in the future incur some liability resulting in the recognition of a loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2016 and 2017, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations.  At December 31, 2017, we had accrued approximately $112 million related to approximately 39 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $154 million, including the amount currently accrued.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At December 31, 2017, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

In June 2006, we and several other PRPs received a Unilateral Administrative Order (UAO) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri.  The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936.  Doe Run is also named in the Order.  In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order and in May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement.  In the fourth quarter of 2010, NL reached its capped payment obligation under the cost sharing agreement with Doe Run.  In the fourth quarter of 2013, Doe Run completed the remainder of the construction work.  A Removal Action Report and Post-Removal Site Control plan were submitted to the EPA by Doe Run in 2016.  In March 2017, EPA approved the Removal Action Report and Post-Removal Site Control submitted by Doe Run but requested an amendment, which Doe Run submitted in July 2017, and which completes the remediation obligations under the Order.

In June 2008, we received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (NJDEP) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey.  NJDEP alleged that a waste hauler transported waste from one of our former facilities for disposal at the site in the early 1970s.  NJDEP referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.”  In 2012, EPA notified NL of its potential liability at this site.  In May 2013, EPA issued its Record of Decision for the site.  In June 2013, NL filed a contribution suit under CERCLA and the New Jersey Spill Act titled NL Industries, Inc. v. Old Bridge Township, et al. (United States District Court for the District of New Jersey, Civil Action No. 3:13-cv-03493-MAS-TJB) against the current owner, Old Bridge Township, and several federal and state entities NL alleges designed and operated the site and who have significant potential liability as compared to NL which is alleged to have been a potential source of material placed at the site by others.  NL’s suit also names certain former NL customers of the former NL facility alleged to be the source of some of the materials.  In January 2014, EPA issued a UAO to NL for clean-up of the site based on the EPA’s preferred remedy set forth in the Record of Decision.   NL is in discussions with EPA about NL’s performance of a defined amount of the work at the site and is otherwise taking actions necessary to respond to the UAO.  If these discussions and actions are unsuccessful, NL will defend vigorously against all claims while continuing to seek contribution from other PRPs.  In March 2017, in a parallel lawsuit initiated by NL in State court against the State of New Jersey, which has significant potential liability as compared to NL, the New Jersey Supreme Court ruled that the State of New Jersey had not waived its immunity under the Spill Act for its pre-1977 conduct.  In August 2017, NL filed an amended complaint in the State court alleging post-1977 conduct by the State that led to contamination.  In September 2017, the State filed its answer and counterclaims.  NL has denied liability on the State’s counterclaims and intends to continue to seek contribution from the State.

In September 2008, we received a Special Notice letter from the EPA for liability associated with the Tar Creek Superfund site in Ottawa County, Oklahoma (Tar Creek) and a demand for related past and future costs.  We responded with a good-faith offer to pay certain of the EPA’s past costs and to complete limited work in the areas in which we operated.  In October 2008, we received a claim from the State of Oklahoma for past, future and relocation costs in connection with the site.  In November 2015, the United States Department of Justice lodged with the federal court a fully-executed consent decree between the United States, the State of Oklahoma and NL that resolves the claims of the United States and the State of Oklahoma for past and future cleanup costs at Tar Creek.  In September 2017, the federal court approved the cash out consent decree.

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

In July 2012, we were served in EPEC Polymers, Inc., v.  NL Industries, Inc., (United States District Court for the District of New Jersey, Case 3:12-cv-03842-PGS-TJB).  The plaintiff, a landowner of property located across the Raritan River from our former Sayreville, New Jersey operation, claims that contaminants from NL’s former Sayreville operation came to be located on its land.  The complaint seeks compensatory and punitive damages and alleges, among other things, trespass, private nuisance, negligence, strict liability, and claims under CERCLA and the New Jersey Spill Act.  In April 2016, the case was stayed and administratively terminated pending court-ordered mediation.  In October 2017, the parties informed the court that further mediation would not be fruitful.  The case was reopened in December 2017.  We will continue to deny liability and defend vigorously against all of the claims.

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

In February 2017, the United States lodged a consent decree in United States v. NL Industries, Inc. (United States District Court, Western District of New York, Case No. 17-cv-124).  The consent decree between NL and EPA is one of several consent decrees that will together resolve all private and government claims related to the NL Industries, Inc. Superfund Site in Depew, New York (“Depew Site”).  In 2007, we completed the remediation of one area of the Depew Site under an Administrative Order on Consent.  EPA later cleaned up another part of the site.  In 2010, we filed a lawsuit, captioned NL Industries, Inc. v. ACF Industries, Inc. (United States District Court, Western District of New York, No. 10-cv-1989), seeking contribution from other responsible parties that contributed to the contamination at the site.  In 2016, with all cleanups complete, NL, EPA, and the defendant responsible parties negotiated a global settlement.  The consent decrees for this global settlement resolve all government and private party claims relating to the site, including those set forth in our lawsuit.  In July 2017, the District Court entered the Consent Decree and NL paid the settlement amount to the United States.  NL’s obligation at the Site are now complete.

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

Other litigation

In addition to the matters described above, we and our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to present and former businesses.  In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for environmental matters.  We currently believe that the disposition of all of these various other claims and disputes (including asbestos-related claims), individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

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

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL).  As of February 28, 2018, there were approximately 1,900 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods.  On February 28, 2018 the closing price of our common stock was $8.05 per share.

	High	Low	Cash dividends paid
Year ended December 31, 2016
First Quarter	$3.04	$1.93	-
Second Quarter	3.39	2.16	-
Third Quarter	5.90	2.28	-
Fourth Quarter	9.50	3.20	-
Year ended December 31, 2017
First Quarter	$8.75	$5.40	-
Second Quarter	10.60	6.25	-
Third Quarter	9.40	7.10	-
Fourth Quarter	15.35	9.50	-
January 1, 2018 through February 28, 2018	14.45	8.00	-

Prior to 2015, after considering our results of operations, financial conditions and cash requirements for our businesses, our Board of Directors suspended our regular quarterly dividend.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2012 through December 31, 2017.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2012 and the reinvestment of dividends.

	December 31,
	2012	2013	2014	2015	2016	2017
NL common stock	$100	$102	$78	$28	$74	$130
S&P 500 Composite Stock Price Index	100	132	151	153	171	208
S&P 500 Industrial Conglomerates Index	100	141	143	167	182	166

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2017, 154,000 shares are available for award under this plan.  See Note 15 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2013	2014	2015	2016	2017
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$92.0	$103.8	$109.0	$108.9	$112.0
Income from component products operations	$9.3	$13.6	$14.0	$15.6	$15.2
Equity in earnings (losses) of Kronos	$(31.0)	$30.2	$(52.8)	$13.2	$107.8
Net income (loss)	$(54.5)	$29.6	$(22.7)	$16.7	$117.8
Net income (loss) attributable to NL stockholders	$(55.3)	$28.5	$(23.9)	$15.3	$116.1

DILUTED EARNINGS PER SHARE DATA:
Net income (loss) attributable to NL stockholders	$(1.14)	$0.59	$(0.49)	$0.31	$2.38
Cash dividends per share	$0.50	$-	$-	$-	$-
Weighted average common shares outstanding	48,672	48,679	48,688	48,701	48,711

BALANCE SHEET DATA (at year end):
Total assets	$682.0	$496.2	$349.3	$385.0	$551.6
Long-term debt, including current maturities	-	-	-	0.5	0.5
NL stockholders' equity	355.4	237.0	150.0	177.9	335.3
Total equity	369.0	251.5	165.3	194.3	353.1

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$14.9	$23.6	$27.6	$27.7	$18.6
Investing activities	1.0	(2.9)	(4.3)	(30.6)	(13.6)
Financing activities	(43.3)	(0.3)	(0.3)	0.2	(0.3)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net income (loss) overview

Our net income attributable to NL stockholders was $116.1 million, or $2.38 per share, in 2017 compared to a net income of $15.3 million, or $.31 per share, in 2016 and net loss of $23.9 million, or $.49 per share, in 2015.

As more fully described below, the increase in our earnings per share from 2016 to 2017 is primarily due to the net effects of:

•	equity in earnings from Kronos in 2017 of $107.8 million compared to $13.2 million in 2016,
•	lower income from operations attributable to CompX in 2017 of $.4 million,
•	lower environmental remediation and related costs of $1.8 million in 2017,
•	higher interest and dividend income in 2017 of $1.8 million, and
•

a non-cash deferred income tax benefit of $37.5 million recognized in 2017 related to the revaluation of our net deferred income tax liability resulting from the reduction in the U.S. federal corporate income tax rate enacted into law on December 22, 2017.

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

Our 2017 net income per share attributable to NL stockholders includes:

•

income of $.77  per share related to a non-cash deferred income tax benefit related to the revaluation of our net deferred income tax liability resulting from the reduction in the U.S. federal corporate income tax rate enacted into law on December 22, 2017,

•	income of $.01 per share, net of income taxes, related to insurance recoveries we recognized , and

•	income or loss, net of income taxes, included in our equity in earnings of Kronos:
▪

income of $.76 per share related to Kronos’ non-cash deferred income tax benefit recognized as the result of the reversal of its deferred income tax asset valuation allowances associated with its German and Belgian operations, mostly recognized in the second quarter,

▪

income of $.08 per share related to Kronos’ fourth quarter non-cash deferred income tax benefit recognized as the result of the reversal of its deferred income tax asset valuation allowance related to certain U.S. deferred income tax assets of one of its non-U.S. subsidiaries (which subsidiary is treated as a dual resident for U.S. income tax purposes),

▪

loss of $.31 per share related to Kronos’ fourth quarter provisional current income tax expense as a result of a change in the 2017 Tax Act for the one-time repatriation tax imposed on the post-1986 undistributed earnings of Kronos’ non-U.S. subsidiaries,

▪

income of $.05 per share related to Kronos’ income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the Canada and Germany, mostly recognized in the third quarter (which includes an $8.6 million non-cash income tax benefit as a result of a net decrease in Kronos’ reserve for uncertain tax positions),

▪

loss of $.02 per share related to Kronos’ fourth quarter provisional non-cash deferred income tax expense related to a change in its conclusions regarding its permanent reinvestment assertion with respect to the post-1986 undistributed earnings of Kronos’ European subsidiaries, and

▪	loss of $.02 per share related to Kronos’ third quarter loss on prepayment of debt.

Our 2016 net income per share attributable to NL stockholders includes:

•	income of $.01 per share, net of income taxes, related to insurance recoveries we recognized, and
•	income or loss, net of income taxes, included in our equity in earnings of Kronos:
▪	income of $.01 per share related to Kronos’ insurance settlement gains,
▪	income of $.01 per share related to Kronos’ current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada,
▪

income of $.01 per share related to Kronos’ recognition of a net deferred income tax benefit as the result of a net decrease in its deferred income tax asset valuation allowance related to its German and Belgian operations, and

▪	loss of $.01 per share related to a net increase in Kronos’ reserve for uncertain tax positions.

Our 2015 net loss per share attributable to NL stockholders includes:

•	income of $.06 per share related to a net reduction of our reserve for uncertain tax positions,
•	income of $.05 per share, net of income taxes, related to insurance recoveries we recognized, and
•	loss, net of income taxes, included in our equity in losses of Kronos:
▪	loss of $.65 per share related to Kronos’ recognition of a deferred income tax asset valuation allowance related to its German and Belgian operations,
▪	loss of $.07 per share related to certain workforce reduction charges recognized by Kronos, and
▪	loss of $.03 per share related to Kronos’ recognition of an other-than-temporary impairment charge in a marketable equity security.

Outlook

We currently expect our net income attributable to NL stockholders in 2018 to be lower than 2017 primarily due to lower equity in earnings from Kronos, higher litigation and related costs in 2018 and to a lesser extent lower income from operations attributable to CompX.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Investments - We own investments in Valhi, Inc. that we account for as marketable securities carried at fair value or that we account for under the equity method.  For these investments, we evaluate the fair value at each balance sheet date.  We use quoted market prices, Level 1 inputs as defined in Accounting Standards Codification (ASC) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our marketable debt securities and publicly traded investees.  We record an impairment charge when we believe an investment has experienced an other-than-temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees).  In this regard, as of December 31, 2017 the market value of our marketable security investment exceeded our cost basis.  See Note 5 to our Consolidated Financial Statements.  At December 31, 2017, the $25.77 per share quoted market price of our investment in Kronos (our only equity method investee) significantly exceeded its per share net carrying value by approximately 300%.

•

Long-lived assets - We assess property and equipment for impairment only when circumstances (as specified in ASC 360-10-35, Property, Plant, and Equipment) indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2017 because no such impairment indicators were present.

•

Goodwill - Our net goodwill totaled $27.2 million at December 31, 2017.  We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  All of our net goodwill at December 31, 2017 is related to CompX’s security products reporting unit.  One of the requirements for the permitted use of a qualitative assessment is that a quantitative assessment must be performed periodically (2016 was most recent quantitative assessment), and we used the qualitative assessment of ASC 350-20-35 for our 2017 annual impairment test.  We determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not that the fair value of CompX’s Security Products reporting unit exceeded its carrying amount.  See Note 7 to our Consolidated Financial Statements.  Considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit.  Events and circumstances considered in our impairment evaluations, such as historical profits and stability of the markets served, are consistent with factors utilized with our internal projections and operating plan.  However, future events and circumstances could result in materially different findings which could result in the recognition of a material goodwill impairment.

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

•

Income taxes - We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting.  Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate was made.

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

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Years ended December 31,			% Change
	2015	2016	2017	2015-16	2016-17
	(Dollars in millions)
CompX	$14.0	$15.6	$15.2	11%	(2)%
Insurance recoveries	3.7	0.4	0.4	(88)	(15)
Other income, net	.1	-	.2	(100)	n/m
Corporate expense	(17.5)	(17.0)	(14.9)	(3)	(12)
Income (loss) from operations	$0.3	$(1.0)	$.9	(467)%	(188)%

The following table shows the components of our income (loss) before income taxes exclusive of our income (loss) from operations.

	Year ended December 31,			% Change
	2015	2016	2017	2015-16	2016-17
	(Dollars in millions)
Equity in earnings (losses) of Kronos	$(52.8)	$13.2	$107.8	125%	718%
Interest and dividend income	1.2	1.7	3.6	48	106
Interest expense	-	-	-	-	-

CompX International Inc.

	Years ended December 31,			% Change
	2015	2016	2017	2015-16	2016-17
	(Dollars in millions)
Net sales	$109.0	$108.9	$112.0	-%	3%
Cost of sales	75.6	73.7	77.2	(2)	5
Gross margin	33.4	35.2	34.8	5	(1)
Operating costs and expenses	19.4	19.6	19.6	1	-
Income from operations	$14.0	$15.6	$15.2	11	(2)

Percentage of net sales:
Cost of sales	69%	68%	69%
Gross margin	31	32	31
Operating costs and expenses	18	18	17
Income from operations	13	14	14

Net sales - Net sales increased approximately $3.1 million in 2017 compared to 2016 primarily due to higher Security Products sales volumes to government security, electronic lock and other markets, partially offset by a decrease in sales of security products to an original equipment manufacturer of recreational transportation products. Marine Components also contributed with higher sales, primarily to the waterski/wakeboard boat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales for 2016 were comparable to 2015 because our Security Products segment was able to substantially replace revenue for a government security end-user project which did not recur in 2016 with a new project with the same customer. Marine Components also contributed with higher sales to the waterski/wakeboard boat market.  Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales increased from 2016 to 2017 primarily due to increased sales volumes for CompX’s Security Products and Marine Components businesses, and to a lesser extent higher raw material prices (mostly zinc and brass) and increased employee medical costs.  Gross margin dollars in 2017 were comparable to 2016.  As a percentage of sales, gross margin for 2017 decreased compared to 2016 due primarily to unfavorable relative changes in customer and product mix, higher raw material prices and increased employee medical costs in CompX’s Security Products business, as well as higher manufacturing costs for the CompX’s Marine Components business.

Cost of sales for 2016 was down from 2015 on comparable sales, resulting in an increase in gross margin.  As a percentage of sales, gross margin for 2016 was favorable to 2015 due primarily to higher variable margins resulting from favorable customer and product mix for each of CompX’s Security Products and Marine Components businesses.

Operating costs and expenses - Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s businesses and its corporate management activities, as well as gains and losses on plant, property and equipment.  Operating costs and expenses were comparable in 2015, 2016 and 2017 on an absolute basis and as a percentage of sales.

Income from operations - As a percentage of net sales, income from operations decreased slightly from 2016 to 2017 while income from operations increased slightly from 2015 to 2016.  Operating margins were primarily impacted by the factors impacting cost of sales, gross margin and operating costs discussed above.

General – CompX’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprised of labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 44% of our cost of sales in 2017, with commodity-related raw materials accounting for approximately 11% of our cost of sales.  During 2016 and 2017, markets for the primary commodity-related raw materials used in the manufacture of our locking mechanisms, primarily zinc and brass, generally strengthened, resulting in price increases that exceeded general inflation rates.  In the case of zinc, our purchases late in 2017 bore unit costs over 50% higher than those acquired two years earlier. The rapid rise in prices for zinc and brass increased our 2017 aggregate purchase cost for these materials by approximately $0.5 million.  Over that same period, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes, remained relatively stable.  While we expect the markets for our primary commodity-related raw materials to stabilize during 2018, we recognize that anticipated strengthening economic conditions may exert upward price pressure on these and other manufacturing materials.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  See Item 1 - “Business- Raw Materials.”

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2015	2016	2017	2015-16	2016-17
	(Dollars in millions)
Net sales:
Security Products	$95.6	$94.7	$96.6	(1)%	2%
Marine Components	13.4	14.2	15.4	6	8
Total net sales	$109.0	$108.9	$112.0	-	3

Gross margin:
Security Products	$29.9	$31.2	$31.1	4	-
Marine Components	3.5	4.0	3.7	12	(7)
Total gross margin	$33.4	$35.2	$34.8	5	(1)

Income from operations:
Security Products	$18.6	$20.0	$19.2	8	(4)
Marine Components	1.4	1.7	1.3	19	(21)
Corporate operating expenses	(6.0)	(6.1)	(5.3)	1	(13)
Total income from operations	$14.0	$15.6	$15.2	11	(2)

Income from operations margin:
Security Products	19%	21%	20%
Marine Components	11	12	9
Total income from operations margin	13	14	14

Security Products - Security Products net sales increased 2% to $96.6 million in 2017 compared to $94.7 million in 2016, as improved sales to government security, electronic lock and other markets more than offset a decrease of approximately $2.9 million in sales to a customer serving the recreational transportation market. As a percentage of sales, gross profit for 2017 decreased compared to 2016 primarily due to unfavorable relative changes in customer and product mix, and to a lesser extent higher raw material prices (mostly zinc and brass) and increased employee medical costs.  Operating costs and expenses for 2017 were comparable to 2016.  As a result, Security Products operating income as a percentage of net sales for 2017 was below 2016.

Security Products net sales decreased 1% to $94.7 million in 2016 compared to $95.6 million in 2015. Sales for 2015 included approximately $6.3 million for a government security end-user project which did not recur in 2016. During the second half of 2016, we were awarded a substantial new project for the same customer which began to ship in August and was completed in December 2016, totaling $5.8 million in net sales. Gross profit margins for 2016 increased compared to 2015 on favorable variable margins resulting from relative changes in product and customer mix particularly in the fourth quarter. Operating costs and expenses for 2016 were comparable to 2015. Security Products operating income as a percentage of net sales for 2016 increased compared to 2015 primarily as a result of the factors impacting gross profit and operating costs and expenses discussed above.

Marine Components - Marine Components net sales increased 8% in 2017 as compared to 2016 as a result of continued strong demand for our products, particularly those sold to the ski/wakeboard boat market. Gross profit margin and operating income as a percentage of net sales decreased in 2017 compared to 2016 principally due to unfavorable relative changes in customer and product mix and higher manufacturing costs, including the impact of personnel turnover in key manufacturing departments.

Marine Component sales increased 6% in 2016 over 2015 primarily due to improved demand for products sold to the ski/wakeboard boat market, including the continuing introduction of new product lines to that market.  As a percentage of net sales, gross margin and the operating income percentage improved due to improved pricing, changes in customer and product mix, improved manufacturing efficiencies and increased leverage of fixed costs as a result of higher production volumes.

Outlook - The strong demand for our products in 2017, like the previous two years, was supported by continued high demand from existing customers for government security applications, as well as continued growth in electronic lock sales.  In 2017, the impact of strong demand for these products was somewhat offset by lower sales to the transportation market, where a significant customer of the segment experienced weakened sales in 2017, which is expected to continue into 2018. We also continue to benefit from innovation and diversification in our product offerings to the recreational boat markets served by our Marine Components segment. In 2018, we will seek to capitalize on positive momentum in each of our business segments and on generally improving economic conditions to grow sales and profitability. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Corporate expense - Corporate expenses were $14.9 million in 2017, $2.1 million or 12% lower than in 2016 primarily due to lower environmental and related costs somewhat offset by higher litigation and related costs.  Included in corporate expenses are:

•	litigation and related costs of $3.8 million in 2017 compared to $3.5 million in 2016 and
•	environmental and related costs of $3.4 million in 2017 compared to $5.2 million in 2016.

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

Overall, we currently expect that our net general corporate expenses in 2018 will be higher than in 2017 primarily due to higher expected litigation and related costs.

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

Interest and dividend income – Interest income increased $1.8 million in 2017 compared to 2016 and increased $.6 million in 2016 compared to 2015 primarily due to higher cash and cash equivalent balances available for investment, higher average outstanding balances under CompX’s loan to Valhi under a promissory note (originated late in 2016) and higher average interest rates.

Income tax expense (benefit) - We recognized income tax benefits of $28.6 million in 2015, $2.8 million in 2016 and $5.6 million in 2017.  Our income tax benefit in 2015 includes a first quarter non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations.  As discussed below, our income tax benefit in 2017 includes a non-cash deferred income tax benefit of $37.5 million related to the revaluation of our net deferred income tax liability resulting from the reduction in the U.S. federal corporate income tax rate enacted into law on December 22, 2017.

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos and recognize equity in earnings of Kronos (such as in 2016 and 2017).  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos and recognize equity in losses of Kronos (such as in 2015).  We received aggregate dividends from Kronos of $21.1 million in each of 2015, 2016 and 2017.  Our effective tax rate attributable to our equity in earnings (losses) of Kronos, including the effect of non-taxable dividends we received from Kronos, was 49.0% in 2015, 21.2% in 2016 and 28.1% in 2017.

On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (“2017 Tax Act”) was enacted into law.  This new tax legislation, among other changes, reduces the Federal corporate income tax rate from 35% to 21% effective January 1, 2018, eliminates the domestic production activities deduction and allows for the expensing of certain capital expenditures.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued

Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed. In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available.

Under GAAP, we are required to revalue our net deferred tax liability associated with our net taxable temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Other than with respect to temporary differences related to our marketable securities, and certain year-end actuarial valuations associated with our defined benefit pension and OPEB plans, our temporary differences as of December 31, 2017 are not materially different from our temporary differences as of the enactment date.  Accordingly, revaluation of our temporary differences is based on our net deferred tax liabilities as of December 31, 2017 (except for our temporary differences related to our marketable securities, and certain year-end actuarial valuations associated with our defined benefit pension and OPEB plans, for which such revaluation is based on the deferred income tax asset/liability as of the enactment date).  Such revaluation resulted in a non-cash deferred income tax benefit of $37.5 million recognized in continuing operations, reducing our net deferred tax liability.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available and, in accordance with the guidance in SAB 118, these amounts are provisional and subject to adjustment as we obtain additional information and complete our analysis in 2018.  If the underlying guidance or tax laws change and such change impacts the income tax effects of the new legislation recognized at December 31, 2017, or we determine we have additional tax liabilities under other provisions of the 2017 Tax Act, we will recognize an adjustment in the reporting period within the measurement period, which period ends December 22, 2018, in which such adjustment is determined.

See Note 14 to our Consolidated Financial Statements for more information about our 2017 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit).

Noncontrolling interest - Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in each of 2015, 2016 and 2017.

Related party transactions - We are a party to certain transactions with related parties.  See Notes 1 and 16 to our Consolidated Financial Statements.  It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2015	2016	2017	2015-16	2016-17
	(Dollars in millions)
Net sales	$1,348.8	$1,364.3	$1,729.0	1%	27%
Cost of sales	1,156.5	1,107.3	1,170.1	(4)%	6%
Gross margin	$192.3	$257.0	$558.9

Income (loss) from operations	$(1.1)	$81.1	$330.4	7,473%	307%
Other income (loss), net	(11.2)	0.6	(5.7)	105	(1,050)
Interest expense	(18.5)	(20.5)	(19.0)	11	(7)
Income (loss) before income taxes	(30.8)	61.2	305.7
Income tax expense (benefit)	142.8	17.9	(48.8)
Net income (loss)	$(173.6)	$43.3	$354.5

Percentage of net sales:
Cost of sales	86%	81%	68%
Income (loss) from operations	-%	6%	19%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(52.8)	$13.2	$107.8

TiO2 operating statistics:
Sales volumes*	525	559	586	7%	5%
Production volumes*	528	546	576	3%	5%

Change in TiO2 net sales:
TiO2 product pricing				(3)%	22%
TiO2 sales volumes				7%	5%
TiO2 product mix/other				(2)%	(1)%
Changes in currency exchange rates				(1)%	1%
Total				1%	27%

* Thousands of metric tons

Industry conditions and 2017 overview – Due to the successful implementation of previously-announced price increases, average selling prices began to rise in the second quarter of 2016 and have continued to rise through the full year of 2017.  Kronos started 2017 with average selling prices 11% higher than the beginning of 2016.  Kronos’ average selling prices at the end of 2017 were 27% higher than at the end of 2016, with higher prices in all major markets.  Kronos experienced higher sales volumes most notably in the North American market as well as the European market in 2017 as compared to 2016.

The following table shows Kronos’ capacity utilization rates during 2016 and 2017.

	2016	2017
First Quarter	97%	100%
Second Quarter	95%	100%
Third Quarter	100%	100%
Fourth Quarter	100%	100%
Overall	98%	100%

Throughout 2016, Kronos experienced moderation in the cost of TiO2 feedstock ore procured from third parties.  Kronos’ cost of sales per metric ton of TiO2 sold declined throughout 2016 and into the first six months of 2017 primarily due to the moderation in the cost of TiO2 feedstock ore in 2016 and the first half of 2017.  However, the cost of third-party feedstock ore we procured in 2017 was comparable to slightly higher as compared to 2016, and such higher cost feedstock began to be reflected in Kronos’ results of operations in the third quarter of 2017 and continued through the fourth quarter of 2017.  Overall, the cost of third-party feedstock ore Kronos procured in the full year of 2017 was slightly higher as compared to 2016.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in 2017 was slightly higher than its cost of sales per metric ton of TiO2 sold in 2016 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales increased 27% or $364.7 million in 2017 compared to 2016, primarily due to the favorable effects of a 22% increase in average TiO2 selling prices (which increased net sales by approximately $300 million) and a 5% increase in sales volumes (which increased net sales by approximately $68 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased primarily due to higher sales most notably in the North American market as well as the European market in 2017 as compared to 2016.  Kronos’ sales volumes in 2017 set a new overall record for a full-year period.  Kronos estimates that changes in currency exchange rates increased its net sales by approximately $16 million, or 1%, as compared to 2016.

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

Cost of sales and gross margin – Kronos’ cost of sales increased $62.8 million or 6% in 2017 compared to 2016 due to the net impact of a 5% increase in sales volumes, efficiencies related to a 5% increase in TiO2 production volumes, higher raw materials and other production costs of approximately $13 million and currency fluctuations (primarily the euro).  Kronos’ production volumes in 2017 set a new overall record for a full-year period.

Kronos’ cost of sales as a percentage of net sales decreased to 68% in 2017 compared to 81% in 2016 as the favorable effects of higher average selling prices and efficiencies related to higher production volumes more than offset the higher raw materials and other production costs, as discussed above.

Kronos’ gross margin as a percentage of net sales increased to 32% in 2017 compared to 19% in 2016.  As discussed and quantified above, our gross margin increased primarily due to the net effect of higher average selling prices, higher sales and production volumes and higher raw materials and other production costs.

Cost of sales decreased $49.2 million or 4% in 2016 compared to 2015 due to the net impact of lower raw materials and other production costs of approximately $76 million (primarily caused by the lower third-party feedstock ore costs, as discussed above), approximately $4.6 million in savings resulting from workforce reductions implemented in 2015, a 3% increase in TiO2 production volumes and currency fluctuations (primarily the euro).  In addition, cost of sales in 2015 includes approximately $10.8 million of severance costs related to the workforce reduction plan.

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

Kronos’ gross margin as a percentage of net sales increased to 19% in 2016 compared to 14% in 2015.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of lower selling prices, lower raw materials and other production costs (including 2015 workforce reduction charges of $10.8 million classified as cost of sales and the associated $4.6 million of cost savings from such workforce reduction realized in 2016), higher sales volumes and higher production volumes.

Other operating income and expense, net – Kronos’ other operating income and expense, net in 2017 was $228.5 million, an increase of $52.6 million compared to 2016.  Kronos’ other operating income and expense, net increased in 2017 in part due to higher shipping and handling costs of $11 million, higher general and administrative costs related to the implementation of a new accounting and manufacturing software system of $8 million, higher research, development and certain sales technical support costs of $7 million and currency fluctuations (primarily the euro).  Kronos’ other operating income and expense, net in 2016 includes income aggregating $4.3 million related to insurance settlement gains from two separate business interruption claims.  Selling, general and administrative expenses were approximately 12% of net sales in 2017 and 13% in 2016.

Kronos’ other operating income and expense, net in 2016 was $175.9 million, a decrease of $17.5 million compared to 2015.  Kronos’ other operating income and expense, net in 2015 included $10.9 million of severance costs related to workforce reductions classified in selling, general and administrative expense.  Kronos’ other operating income and expense, net in 2016 includes the favorable impact of approximately $5.6 million in cost savings realized from the workforce reductions implemented in 2015 along with income aggregating $4.3 million related to insurance settlement gains from two separate business interruption claims.  Selling, general and administrative expenses were approximately 13% of net sales in 2016 and 2015.

Income (loss) from operations – Kronos’ income from operations increased by $249.3 million, from $81.1 million in 2016 to $330.4 million in 2017.  Kronos’ income from operations as a percentage of net sales increased to 19% in 2017 from 6% in 2016.  This increase was driven by the increase in gross margin, discussed above, partially offset by income aggregating $4.3 million related to insurance settlement gains from two separate business interruption claims in 2016.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $18 million in 2017 as compared to 2016.

Kronos’ income from operations increased by $82.2 million, from a loss from operations of $1.1 million in 2015 to income from operations of $81.1 million in 2016.  Kronos’ income (loss) from operations as a percentage of net sales increased to 6% in 2016 from less than 1% in 2015.  This increase was driven by the increase in gross margin, discussed above, as well as the impact of the $10.9 million 2015 workforce reduction charge classified in selling, general and administrative expense and the associated cost savings from such workforce reductions realized in 2016 of $5.6 million, and the income aggregating $4.3 million related to insurance settlement gains from two separate business interruption claims.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $14 million in 2016 as compared to 2015.

Other non-operating income (expense) – Kronos recognized a loss on prepayment of debt in the third quarter of 2017 aggregating $7.1 million, associated with the prepayment and termination of its term loan indebtedness.

Kronos’ interest expense decreased $1.5 million from $20.5 million in 2016 to $19.0 million in 2017 primarily due to higher capitalized interest in 2017.

Kronos recognized a $12.0 million pre-tax impairment charge in the third quarter of 2015 due to other-than-temporary impairment on its investment in Valhi common stock held for sale.

Kronos’ interest expense increased $2.0 million from $18.5 million in 2015 to $20.5 million in 2016 primarily due to the interest rate swap contract which was effective September 30, 2015 and higher average debt levels in 2016.

Income tax expense (benefit) - Kronos recognized an income tax benefit of $48.8 million in 2017, income tax expense of $17.9 million in 2016 and income tax expense of $142.8 million in 2015.  Kronos’ income tax expense in 2015 includes an aggregate non-cash deferred income tax expense of $159.0 million related to the recognition of a deferred income tax asset valuation allowance for our German and Belgian operations (mostly recognized in the second quarter).  Kronos’ income tax expense in 2016 includes a $3.4 million current income tax benefit related to the execution and finalization of an Advance Pricing Agreement between the U.S. and Canada, an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in its deferred income tax valuation allowance and a $2.4 increase to its reserve for uncertain tax positions.  As discussed below, Kronos’ income tax benefit in 2017 includes the following:

•	a $186.7 million non-cash deferred income tax benefit as a result of the reversal of its deferred income tax asset valuation allowances associated with Kronos’ German and Belgian operations,
•

an $18.7 million non-cash deferred income tax benefit as a result of the reversal of its deferred income tax asset valuation allowance related to certain U.S. deferred income tax assets of one of Kronos’ non-U.S. subsidiaries (which subsidiary is treated as a dual resident for U.S. income tax purposes),

•	a $76.2 million provisional current income tax expense as a result of the 2017 Tax Act for the one-time repatriation tax imposed on the post-1986 undistributed earnings of its non-U.S. subsidiaries,
•

a $4.5 million provisional non-cash deferred income tax expense related to a change in its conclusions regarding our permanent reinvestment assertion with respect to the post-1986 undistributed earnings of its European subsidiaries, and

•

an $11.8 million aggregate income tax benefit related to the execution and finalization of an Advance Pricing Agreement between Canada and Germany, mostly recognized in the third quarter (which includes an $8.6 million non-cash income tax benefit as a result of a net decrease in Kronos’ reserve for uncertain tax positions).

Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to Kronos’ pre-tax earnings (losses) of its non-U.S. operations are generally lower than the income tax rates applicable to its U.S. operations.  Excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, Kronos would generally expect its overall effective tax rate to be lower than the U.S. federal statutory tax rate of 35% primarily because of its non-U.S. operations.  Kronos’ effective income tax rate in 2016, excluding the impact of the reduction in its deferred income tax asset valuation allowances it recognized and the change to its reserve for uncertain tax positions, was lower than the U.S. federal statutory rate of 35% primarily due to the change to prior year tax discussed above. Kronos’ effective income tax rate in 2017, excluding the impact of the reversal of the deferred income tax asset valuation allowances, the one-time repatriation tax, the impact of the change in Kronos’ permanent reinvestment assertion with respect to the post-1986 undistributed earnings of its European subsidiaries and the change to its reserve for uncertain tax positions, was lower than the U.S. federal statutory rate of 35% primarily due to the impact of the earnings of Kronos’ non-U.S. subsidiaries.

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, Kronos had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) Kronos utilized a portion of such carryforwards during the most recent three-year period, and (iii) Kronos expected to utilize the remainder of the carryforwards over the long term.  Kronos had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given Kronos’ operating results during the second quarter of 2015 and its expectations at that time for its operating results for the remainder of 2015, which had been driven in large part by the trend in Kronos’ average TiO2 selling prices over such periods as well as the $21.1 million pre-tax charge recognized in the second quarter of 2015 in connection with the implementation of certain workforce reductions, Kronos did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both its German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of the German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  Kronos recognized an additional non-cash deferred income tax asset valuation allowance during the second half of 2015 due to losses recognized by its German and Belgian operations during such period.  Such valuation allowance aggregated $168.9 million at December 31, 2015.  During 2016, Kronos recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax asset valuation allowance, as the impact of utilizing a portion of its German NOLs during such period more than offset the impact of additional losses recognized by Kronos’ Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium).  During the first six months of 2017, Kronos recognized an aggregate non-cash income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to the utilization of a portion of both the German and Belgian NOLs during such period.  Kronos continues to believe it will ultimately realize the full benefit of these German and Belgian NOL carryforwards, in part because of their indefinite carryforward period.  As previously disclosed, Kronos’ ability to reverse all or a portion of either the German or Belgian valuation allowance is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters or profitability in recent quarters during which such profitability was trending upward throughout such period, and the ability to demonstrate future profitability for a sustainable period.  As noted below, Kronos determined such conditions were satisfied at June 30, 2017.

Although Kronos’ Belgian operations were profitable in the first quarter of 2017 and Kronos utilized a portion of the Belgian NOLs during such period, its Belgian operations continued to have cumulative losses in the most recent twelve quarters at March 31, 2017.  Although the results of Kronos’ German operations had improved during 2016 and the first quarter of 2017, indicating a change in the negative trend in earnings that existed at December 31, 2015, and Kronos utilized a portion of its German NOLs during 2016 and the first quarter of 2017, and Kronos had cumulative income with respect to its German operations for the most recent twelve consecutive quarters at March 31, 2017, the sustainability of such positive trend in earnings had not yet been demonstrated at such date.  As previously disclosed, while neither Kronos’ business as a whole nor any of its principal product groups is seasonal to any significant extent, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons.  While Kronos has some insight into the overall demand expected to be generated by a particular year’s paint season and TiO2 pricing at the end of the first quarter (the start of the paint season), Kronos has much greater insight and certainty regarding overall demand and TiO2 pricing for a particular year’s paint season by the end of the second quarter of the year, in part because some factors, such as weather, can have an impact on both overall demand and pricing each year.  Accordingly, at March 31, 2017 Kronos did not have sufficient positive evidence to support a sustainable profit trend and consequently, Kronos did not have sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German or Belgian operations at such date.  During the second quarter of 2017, Kronos’ German and Belgian operations continued to be profitable, and both reported levels of profitability higher as compared to the first quarter of 2017.  As previously disclosed, Kronos’ consolidated results of operations in general, and its German and Belgian operations in particular, were favorably impacted during the second quarter of 2017 by, among other things, continued higher average TiO2 selling prices and higher sales volumes.  Kronos’ German operations had cumulative income for the most recent twelve consecutive quarters at June 30, 2017.  While Kronos’ Belgian operations had cumulative losses in the most recent twelve consecutive quarters at June 30, 2017, such operations generated income in both the first and second quarters of 2017, with higher income in the second quarter as compared to the first quarter, the amount of cumulative losses of its Belgian operations for the most recent twelve consecutive quarters was lower as of June 30, 2017 as compared to both March 31, 2017 and December 31, 2016 and Kronos expected to have cumulative profits in the third and fourth quarters.  Kronos’ production facilities had been operating at near practical capacity utilization rates in the first six months of 2017.  In addition, consistent with Kronos’ previously-disclosed expectation regarding its consolidated results of operations for the second half of 2017, Kronos believed it was likely its German and Belgian operations would continue to report improved operating results in 2017 as compared to 2016.  Accordingly, at June 30, 2017 Kronos concluded it had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German and Belgian operations.  Such sufficient positive evidence included, among other things, the existence of cumulative profits in the most recent twelve consecutive quarters (Germany) or profitability in recent quarters during which such profitability was trending upward throughout such period (Belgium), the ability to demonstrate future profitability in Germany and Belgium for a sustainable period (as supported by, among other things, recent trends in profitability, driven in large part by increases in TiO2 selling prices, and continued strong demand indicating that such profitability trends will continue in the future), and the indefinite carryforward period for the German and Belgian NOLs.  As discussed below regarding accounting for income taxes at interim dates, a large portion ($149.9 million) of the remaining valuation allowance as of June 30, 2017 was reversed in the second quarter, with the remainder reversed during the second half of 2017.

In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to Kronos’ change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.  Accordingly, Kronos’ income tax benefit in 2017 includes an aggregate non-cash income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period.  In addition, Kronos’ deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

On December 22, 2017, the 2017 Tax Act was enacted into law.  This new tax legislation, among other changes, (i) reduces the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implements a territorial tax system and imposes a one-time repatriation tax (Transition Tax) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminates U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminates the domestic production activities deduction beginning in 2018;  (v) eliminates the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposes a tax on global intangible low-tax income; and (viii) imposes a base erosion anti-abuse tax.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available.

Under GAAP, Kronos is required to revalue its net deferred tax asset associated with its U.S. net deductible temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Kronos’ temporary differences as of December 31, 2017 are not materially different from Kronos’ temporary differences as of the enactment date, accordingly revaluation of its net deductible temporary differences is based on its net deferred tax assets as of December 31, 2017.  Such revaluation is recognized in continuing operations and is not material to Kronos.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  Kronos will elect to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which will be paid in 2018 and is netted with Kronos’ current receivables from affiliates (income taxes receivable from Valhi) classified as a current asset in Kronos’ Consolidated Balance Sheet, and the remaining $70.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in Kronos’ Consolidated Balance Sheet and will be paid in increments over the remainder of the eight year period.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available and, in accordance with the guidance in SAB 118, these amounts are provisional and subject to adjustment as Kronos obtains additional information and completes its analysis in 2018.  If the underlying guidance or tax laws change and such change impacts the income tax effects of the new legislation recognized at December 31, 2017 or Kronos determines it has additional tax liabilities under other provisions of the 2017 Tax Act, including the tax on global intangible low-tax income and the base erosion anti-abuse tax, Kronos will recognize an adjustment in the first reporting period within the measurement period in which such adjustment is determined.  Such measurement period ends December 22, 2018 pursuant to the guidance of SAB 118.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018 and the Transition Tax which in effect taxes the post-1986 undistributed earnings of Kronos’ non-U.S. subsidiaries accumulated up through December 31, 2017, Kronos has now determined that all of the post-1986 undistributed earnings of its European subsidiaries are not permanently reinvested (Kronos had previously concluded that all of the undistributed earnings of its Canadian subsidiary are not permanently reinvested).  Accordingly, in the fourth quarter of 2017 Kronos has recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings.  Kronos is currently reviewing certain other provisions under the 2017 Tax Act that would impact its determination of the aggregate temporary differences attributable to its investments in its non-U.S. subsidiaries.   Kronos continues to assert indefinite reinvestment as it relates to its outside basis differences attributable to its investments in its non-U.S. subsidiaries, other than post-1986 undistributed earnings of its European subsidiaries and all undistributed earnings of its Canadian subsidiary.  It is possible that a change in facts and circumstances, such as a change in the expectation regarding future dispositions or acquisitions or a change in tax law, could result in a conclusion that some or all of such investments are no longer permanently reinvested.  It is currently not practical for Kronos to determine the amount of the unrecognized deferred income tax liability related to its investments in its non-U.S. subsidiaries due to the complexities associated with Kronos’ organizational structure, changes in the 2017 Tax Act and the U.S. taxation of such investments in the states in which Kronos operates.

Certain U.S. deferred tax attributes of one of Kronos’ non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, were subject to various limitations.  As a result, Kronos had previously concluded that a deferred income tax asset valuation allowance was required to be recognized with respect to such subsidiary’s U.S. net deferred income tax asset because such assets did not meet the more-likely-than-not recognition criteria primarily due to (i) the various limitations regarding use of such attributes due to the dual residency; (ii) the dual resident subsidiary had a history of losses and absent distributions from Kronos’ non-U.S. subsidiaries, which were previously not determinable, such subsidiary was expected to continue to generate losses; and (iii) a limited NOL carryforward period for U.S. tax purposes.  Because Kronos had concluded the likelihood of realization of such subsidiary’s net deferred income tax asset was remote, we had not previously disclosed such valuation allowance or the associated amount of the subsidiary’s net deferred income tax assets (exclusive of such valuation allowance).  Primarily due to changes enacted under the 2017 Tax Act, Kronos has concluded it now has sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to such subsidiary’s net deferred income tax asset, which evidence included, among other things, (i) the inclusion under the Transition Tax provisions of significant earnings for U.S. income tax purposes which significantly and positively impacts the ability of such deferred tax attributes to be utilized by Kronos; (ii) the indefinite carryforward period for U.S. net operating losses incurred after December 31, 2017; (iii) an expectation of continued future profitability for Kronos’ U.S. operations; and (iv) a positive taxable income basket for U.S. tax purposes in excess of the U.S. deferred tax asset related to the U.S. attributes of such subsidiary.  Accordingly, in the fourth quarter

Kronos recognized an $18.7 million non-cash deferred income tax benefit as a result of the reversal of such valuation allowance.

Kronos’ consolidated effective income tax rate in 2018 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of its non-U.S. operations will be higher than the income tax rates applicable to its U.S. operations.

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

Impact of changes in currency exchange rates - 2017 vs. 2016
	Transaction gains/(losses) recognized			Translation gain/(loss)- impact of rate changes	Total currency impact 2016 vs.2015
	2016	2017	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$16	$16
Income from operations	6	(8)	(14)	(4)	(18)

The $16 million increase in Kronos’ net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro (mostly in the fourth quarter), as our euro-denominated sales were translated into more U.S. dollars in 2017 as compared to 2016.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2017 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations are denominated in the U.S. dollar.

The $18 million decrease in Kronos’ income from operations was comprised of the following:

•

Approximately $14 million from net currency transaction losses caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $4 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2017 as compared to 2016, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on Kronos’ income from operations in 2017 as compared to 2016.

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

The $14 million increase in Kronos’ income from operations was comprised of the following:

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

Outlook

During 2017 Kronos operated its production facilities at full practical capacity compared to 98% of practical capacity in 2016.  Kronos expects its production volumes in 2018 to be slightly lower as compared to the record 2017 production volumes.  Assuming current global economic conditions continue and based on anticipated production levels, Kronos expects its 2018 sales volumes to be slightly lower as compared to record 2017 sales volumes.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

The cost of third-party feedstock ore Kronos purchased in 2017 was slightly higher as compared to 2016, and such higher cost feedstock ore began to be reflected in Kronos’ results of operations in the third quarter of 2017 and continued through the fourth quarter of 2017.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in 2017 was slightly higher as compared to its cost of sales per metric ton of TiO2 sold in 2016 (excluding the effect of changes in currency exchange rates).  Kronos expects its cost of sales per metric ton of TiO2 sold in 2018 will be higher than its per-metric ton cost in 2017 primarily due to higher feedstock costs.

Kronos started 2017 with average selling prices 11% higher than the beginning of 2016, and average selling prices increased by an additional 27% during the full year of 2017.  Industry data indicates that overall TiO2 inventory held by producers declined significantly during 2016 and remained at low levels throughout 2017.  With the strong sales volumes experienced in 2017, Kronos continues to see evidence of strong demand for its TiO2 products across nearly all segments.

Overall, Kronos expects its sales will be higher as compared to 2017, primarily as a result of expected higher average selling prices, and Kronos expects its income from operations in 2018 will be higher as compared to 2017, principally as a result of expected higher average selling prices in 2018 as compared to 2017, partially offset by higher raw material costs (principally feedstock ore).  However, Kronos expects its net income in 2018 will be lower as compared to 2017, as the favorable impact of higher expected income from operations in 2018 would be more than offset by the favorable impact of the aggregate net income tax benefit of $136.5 million recognized in 2017.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  Any major expansion of TiO2 production capacity, if announced, would take several years before such production would become available to meet future growth in demand.

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

We recognized consolidated defined benefit pension plan expense of $.4 million in 2015, $.9 million in 2016 and $1.1 in 2017.  The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to all of our plans of approximately $.8 million in 2015, $.6 million in 2016 and $1.0 million in 2017.

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

At December 31, 2017, our projected benefit obligations for defined benefit plans comprised $44.7 million related to U.S. plans and $9.3 million for the U.K. plan, which is associated with a former disposed business.  We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2015 and expense in 2016	Obligations at December 31, 2016 and expense in 2017	Obligations at December 31, 2017 and expense in 2018
United States	4.1%	3.9%	3.5%
United Kingdom	3.8%	2.5%	2.8%

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

At December 31, 2017, approximately 73% of the plan assets were related to plan assets for our plans in the U.S., with the remainder related to the United Kingdom plan.  We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

Our U.S. pension plan weighted average asset allocations by asset category were as follows:

	December 31,
	2016	2017
Equity securities and limited partnerships	58%	62%
Fixed income securities	36	31
Other	6	7
Total	100%	100%

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

Our assumed long-term rates of return on plan assets for 2015, 2016 and 2017 were as follows:

	2015	2016	2017
United States	7.5%	7.5%	7.5%
United Kingdom	6.0%	5.25%	5.0%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2018 as we used in 2017 for purposes of determining the 2018 defined benefit pension plan expense.

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

During 2017, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $.5 million.  This actuarial gain resulted primarily due to the actual 2017 return on plan assets being higher than the expected returns for our defined benefit pension assets and the favorable impact of increasing the discount rate assumption for our U.K. plan for December 31, 2017 as compared to December 31, 2016, partially offset by the unfavorable impact of decreasing the discount rate assumption for our U.S. plan for December 31, 2017 as compared to December 31, 2016.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2018, we expect to recognize defined benefit pension expense of approximately $.4 million in 2018.  In comparison, we expect to be required to contribute approximately $2.1 million to such plans during 2018.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2017, our aggregate projected benefit obligations would have increased by approximately $1.1 million at that date.  Such a change would not materially impact our defined benefit pension expense for 2018.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, such a change would not materially impact our defined benefit pension expense for 2018.

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

Based on such actuarial assumptions and amended benefit formula, we expect to recognize consolidated OPEB income of approximately $.2 million in 2018.  In comparison, we expect to be required to make approximately $.4 million of contributions during 2018.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2017, our aggregate projected benefit obligations would not materially impact our OPEB costs. Similarly, a one percent assumed change in health care trend rates would not materially impact our OPEB costs.

Non-U.S. Operations

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates.  At December 31, 2017, Kronos had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities-

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income (loss) from operations. Changes in working capital are primarily related to changes in receivables and inventories (as discussed below) and payables and accrued liabilities.  Net cash provided by operating activities was $18.6 million in 2017 compared to $27.7 million in 2016.  The $9.1 million net decrease in cash provided by operating activities includes the net effects of:

•	lower income from operations of CompX in 2017 of $.4 million;
•	higher net cash used for relative changes in receivables (excluding insurance recoveries), inventories, prepaid expenses, payables and accrued liabilities in 2017 of $1.5 million;
•	higher cash paid for taxes in 2017 of $3.0 million;
•	higher cash paid for environmental remediation and related costs in 2017 of $6.5 million; and
•	higher interest and dividend income in 2017 of $1.8 million.

Net cash provided by operating activities was $27.7 million in 2016 compared to $27.6 million in 2015.  The $.1 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations of CompX in 2016 of $1.6 million;
•	higher net cash used for relative changes in receivables (excluding insurance recoveries), inventories, payables and accrued liabilities in 2016 of $.9 million;
•	higher cash paid for environmental remediation and related costs in 2016 of $.4 million; and
•	lower cash received for insurance recoveries in 2016 of $3.4 million.

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

	Years ended December 31,
	2015	2016	2017
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$13.5	$13.9	$12.6
NL Parent and wholly-owned subsidiaries	16.3	16.0	8.2
Eliminations	(2.2)	(2.2)	(2.2)
Total	$27.6	$27.7	$18.6

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding increased from December 31, 2016 to December 31, 2017 primarily as a result of the timing of sales and collections in the last month of 2017 compared to 2016.  As shown below, our average number of days in inventory at December 31, 2017 is comparable to December 31, 2016.  The variability in days in inventory primarily relates to the complexity of the production processes, and therefore the length of time it takes to produce end products, as well as seasonal cycles.  For comparative purposes, we have provided 2015 numbers below.

	2015	2016	2017
Days sales outstanding	31 days	36 days	38 days
Days in inventory	76 days	79 days	79 days

Investing activities-

Capital expenditures, substantially all of which relate to CompX, have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain our facilities and technology infrastructure.  Capital expenditures were $4.3 million in 2015, $3.2 million in 2016, and $2.8 million in 2017.

Investing activities also include net loans by CompX to Valhi of $27.4 million in 2016 and $10.8 million in 2017 under a promissory note receivable from an affiliate.   See Note 16 to our Consolidated Financial Statements.

Financing activities-

Cash flows from financing activities include CompX dividends paid to its stockholders other than us aggregating $.3 million in each of 2015, 2016 and 2017.  Financing activities in 2016 also includes net borrowings of $.5 million under our secured revolving credit facility with Valhi entered into in November 2016.  See Notes 10 and 16 to our Consolidated Financial Statements.

Prior to 2015, after considering our results of operations, financial conditions and cash requirements for our businesses, our Board of Directors suspended our regular quarterly dividend.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.  Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

Outstanding debt obligations

At December 31, 2017, NL had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our revolving credit facility with Valhi at December 31, 2017.  See Note 10 to our Consolidated Financial Statements.

Kronos’ North American and European revolvers and its senior secured notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at December 31, 2017.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

Future Cash Requirements

Liquidity-

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities and credit facilities with affiliates and banks as further discussed below.  We generally use these amounts to fund capital expenditures (substantially all of which relate to CompX), pay ongoing environmental remediation and litigation costs, and provide for the payment of dividends (if declared).

At December 31, 2017, we had aggregate cash, cash equivalents and restricted cash of $102.9 million, substantially all of which was held in the U.S.  A detail (in millions) by entity is presented in the table below.

CompX	$29.7
NL Parent and wholly-owned subsidiaries	73.2
Total	$102.9

In addition, at December 31, 2017 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $88.7 million.  See Note 5 to our Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at December 31, 2017 with an aggregate market value of $907.6 million.  See Note 6 to our Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2018).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At December 31, 2017, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing under the facility.  See Note 10 to our Consolidated Financial Statements.

Capital expenditures-

Capital expenditures for 2018 are estimated at approximately $3.8 million, substantially all of which relate to CompX.  Capital spending for 2018 is expected to be funded through cash on hand and cash generated from operations.

Dividends-

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2018, based on the number of shares of common stock of these affiliates we own as of December 31, 2017 and their current regular quarterly dividend rate, is presented in the table below.  In this regard, in February 2018 Kronos increased its regular quarterly dividend from $.15 per share to $.17 per share, beginning with its dividend payable in March 2018.

	Shares held at December 31, 2017	Quarterly dividend rate	Annual expected dividend
	(In millions)		(In millions)
Kronos	35.2	$.17	$23.9
CompX	10.8	.05	2.2
Valhi	14.4	.02	1.1
Total expected annual dividends			$27.2

Investments in our subsidiaries and affiliates and other acquisitions-

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

Off balance sheet financing arrangements

Other than operating lease commitments disclosed in Note 17 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements

Commitments and contingencies

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

As more fully described in the notes to our Consolidated Financial Statements, we are party to various debt, leases and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 17 to our Consolidated Financial Statements.  The following table summarizes our contractual commitments as of December 31, 2017 by the type and date of payment.

	Payment due date
Contractual commitment	2018	2019/2020	2021/2022	2023 and after	Total
	(In millions)
Indebtedness: principal payments	$-	$-	$-	$.5	$.5
Operating leases	.3	.6	.4	.5	1.8
Purchase obligations	9.0	.2	-	-	9.2
Fixed asset acquisitions	.4	-	-	-	.4
	$9.7	$.8	$.4	$1.0	$11.9

The timing and amount shown for principal payments on our outstanding indebtedness (which consists of our secured revolving credit facility with Valhi) is based on the contractual maturity date of such indebtedness.  Interest expense associated with such outstanding indebtedness at December 31, 2017 is not material.  The amount shown for our commitments related to operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.  The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments.  Fixed asset acquisitions include firm purchase commitments for capital projects.
The above table does not include:

•

Amounts we might pay to fund our defined benefit pension and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  Our defined benefit pension plans and OPEB plans are discussed in greater detail in Note 11 to our Consolidated Financial Statements.  We currently expect we will be required contribute an aggregate of $2.5 million to our defined benefit pension and OPEB plans during 2018, as discussed in further detail above.

•

Any amounts that we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Note 14 to our Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 19 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - We are exposed to market risk from changes in currency exchange rates, interest rates, raw materials and equity security prices.

Interest rates - We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.  We have an outstanding principal amount of indebtedness of $.5 million at December 31, 2017 bearing interest at prime plus 1.875% (6.4% at December 31, 2017) with a maturity date of December 31, 2023.  The carrying value of such outstanding indebtedness approximates its fair value.

Marketable security prices - We are exposed to market risk due to changes in prices of the marketable securities which we own.  The fair value of our equity securities at December 31, 2016 and 2017 was $49.7 million and $88.7 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $5.0 million and $8.9 million at December 31, 2016 and 2017, respectively.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2017.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting which, as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Other

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

Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2017, our chief executive officer filed such annual certification with the NYSE.  The 2017 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2017 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2018 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2018 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2018 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2018 proxy statement.  See also Note 16 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to our 2018 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements

The Registrant

The consolidated financial statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (30%-owned at December 31, 2017) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.  Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1.  The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)Exhibits

We have included as exhibits the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2017 will be furnished to the Commission upon request.

Item No.	Exhibit Index
3.1

Certificate of Amended and Restated Certificate of Incorporation dated May 22, 2008 - incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-00640) filed with the U.S. Securities and Exchange Commission on May 23, 2008.

3.2

Amended and Restated Bylaws of NL Industries, Inc. as of May 23, 2008 - incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-00640) filed with the U.S. Securities and Exchange Commission on May 23, 2008.

10.1

Lease Contract dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No.  001-00640) for the year ended December 31, 1985. (P)

10.2

Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.3

Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.4

Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.5

Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.  - incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

Item No.	Exhibit Index
10.6

Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc.  and Louisiana Pigment Company, L.P.  - incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.7

Amendment No.  1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.8

Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.9

Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.). and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.10

Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit 10.9 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

10.11

Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit 10.10 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

10.12**

Eleventh Amended and Restated Unsecured Revolving Promissory Note dated December 31, 2017 in the original principal amount of $60.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.

10.13

Credit Agreement, dated February 18, 2014, by and among Kronos Worldwide, Inc. and Deutsche Bank AG New York Branch - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated February 18, 2014 and filed on February 18, 2014.

10.14

First Amendment to Credit Agreement dated May 21, 2015 among the registrant, Deutsche Bank AG New York Branch, as Administrative Agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 21, 2015 filed by Kronos Worldwide, Inc. (File No. 1-31763) on May 21, 2015.

10.15

Guaranty and Security Agreement, dated February 18, 2014, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Deutsche Bank AG New York Branch - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated February 18, 2014 and filed on February 18, 2014.

10.16

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

10.17 *	Kronos Worldwide, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of Kronos Worldwide, Inc. Registration statement on Form S-8 (File No. 333-113425). Filed on May 31, 2012.
10.18 *

CompX International Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 10.2 of CompX International Inc.’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2012.

Item No.	Exhibit Index
10.19 *	NL Industries, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of Registrant’s statement on Form S-8 (File No. 001-00640) Filed on May 31, 2012.
10.20

First Amended and Restated Agreement Regarding Shared Insurance among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc. and Valhi, Inc. dated October 15, 2015 - incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2015.

10.21

Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc.  - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q (File No. 001-31763) for the quarter ended March 31, 2004.

10.22

Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 to the CompX International Inc.  Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

10.23

Intercorporate Services Agreement by and between Contran Corporation and NL Industries, Inc.  effective as of January 1, 2004 - incorporated by reference to Exhibit 10.1 to the NL Industries, Inc.  Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended March 31, 2004.

10.24

Amended and Restated Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. (File No. 001-31763) for the year ended December 31, 2012.

10.25

Amended and Restated Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective December 1, 2012 incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 001-00640) of the Registrant for the year ended December 31, 2012.

10.26

Second Amended and Restated Unsecured Revolving Demand Promissory Note dated December 31, 2017 in the original principal amount of $40.0 million executed by Valhi, Inc. and payable to the order of CompX International Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of CompX International Inc. (File No. 1-13905) for the year ended December 31, 2017.

10.27

Loan Agreement between NLKW Holding, LLC, as Borrower, and Valhi, Inc., as Lender, dated as of November 14, 2016 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-00640) of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.28

Pledge and Security Agreement made by and between NLKW Holding, LLC in favor of Valhi, Inc., dated as of November 14, 2016 incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-00640) of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.29

Back-to-Back Loan Agreement between the registrant, as Borrower, and NLKW Holding, LLC, as Lender, dated as of November 14, 2016 incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-00640) of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.30

Back-to-Back Pledge and Security Agreement made by and between the registrant in favor of Valhi, Inc., dated as of November 14, 2016 incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-00640) of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.31

Indenture, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated September 13, 2017 and filed on September 13, 2017.

Item No.	Exhibit Index
10.32

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated September 13, 2017 and filed on September 13, 2017.

10.33

Seventh Amendment Agreement Relating to a Facility Agreement dated June 25, 2002, executed as of September 26, 2017, by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Titania AS, Kronos Norge AS, and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-31763) of Kronos Worldwide, Inc. dated September 26, 2017 and filed on September 28, 2017.

21.1 **	Subsidiaries of the Registrant
23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.
23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.
31.1 **	Certification
31.2 **	Certification
32.1 **	Certification
99.1	Consolidated financial statements of Kronos Worldwide, Inc. - incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2017.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or arrangement.
**	Filed herewith
(P)	Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc. (Registrant)

By:	/s/ Robert D. Graham
Robert D. Graham, March 12, 2018
(Vice Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ Keith R. Coogan
Loretta J. Feehan, March 12, 2018	Keith R. Coogan, March 12, 2018
(Chair of the Board (non-executive))	(Director)

/s/ Robert D. Graham	/s/ John E. Harper
Robert D. Graham, March 12, 2018	John E. Harper, March 12, 2018
(Vice Chairman and Chief Executive Officer)	(Director)

/s/ Gregory M. Swalwell	/s/ C. H. Moore, Jr.
Gregory M. Swalwell, March 12, 2018	C. H. Moore, Jr., March 12, 2018
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)	(Director)

/s/ Amy Allbach Samford	/s/ Thomas P. Stafford
Amy Allbach Samford, March 12, 2018	Thomas P. Stafford, March 12, 2018
(Vice President and Controller, Principal Accounting Officer)	(Director)

NL INDUSTRIES, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NL Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NL Industries, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 12, 2018

We have served as the Company's auditor since 1924.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$93,162	$98,316
Restricted cash and cash equivalents	3,791	3,370
Accounts and other receivables, net	10,572	10,670
Receivable from affiliate	14	1,767
Inventories, net	14,974	15,382
Prepaid expenses and other	986	1,162
Total current assets	123,499	130,667
Other assets:
Note receivable from affiliate	27,400	38,200
Marketable securities	49,731	88,681
Investment in Kronos Worldwide, Inc.	120,346	229,543
Goodwill	27,156	27,156
Other assets, net	3,276	4,843
Total other assets	227,909	388,423
Property and equipment:
Land	5,146	5,146
Buildings	22,811	23,044
Equipment	66,112	67,926
Construction in progress	1,098	569
	95,167	96,685
Less accumulated depreciation	61,583	64,159
Net property and equipment	33,584	32,526
Total assets	$384,992	$551,616

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2016	2017
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,026	$4,116
Accrued and other current liabilities	10,624	9,707
Accrued environmental remediation and related costs	13,350	5,302
Payable to affiliates	1,717	429
Income taxes	26	30
Total current liabilities	30,743	19,584
Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued pension costs	12,874	12,194
Accrued postretirement benefits (OPEB) costs	2,310	1,846
Accrued environmental remediation and related costs	103,308	106,607
Deferred income taxes	27,445	49,315
Other	13,542	8,492
Total noncurrent liabilities	159,979	178,954
Equity:
NL stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Common stock, $.125 par value; 150,000 shares authorized; 48,706 and 48,715 shares issued and outstanding	6,088	6,089
Additional paid-in capital	300,674	300,866
Retained earnings	104,004	220,104
Accumulated other comprehensive loss	(232,846)	(191,737)
Total NL stockholders' equity	177,920	335,322
Noncontrolling interest in subsidiary	16,350	17,756
Total equity	194,270	353,078
Total liabilities and equity	$384,992	$551,616

Commitments and contingencies (Notes 14 and 17)

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2015	2016	2017
Net sales	$108,994	$108,920	$112,035
Cost of sales	75,593	73,753	77,210
Gross margin	33,401	35,167	34,825
Selling, general and administrative expense	19,430	19,593	19,587
Other operating income (expense):
Insurance recoveries	3,657	443	375
Other income, net	120	9	170
Corporate expense	(17,480)	(17,009)	(14,916)
Income (loss) from operations	268	(983)	867
Equity in earnings (losses) of Kronos Worldwide, Inc.	(52,770)	13,171	107,785
Other income (expense):
Securities transactions, net	3	-	-
Interest and dividends	1,172	1,732	3,570
Interest expense	-	(4)	(30)
Income (loss) before taxes	(51,327)	13,916	112,192
Income tax benefit	(28,611)	(2,777)	(5,634)
Net income (loss)	(22,716)	16,693	117,826
Noncontrolling interest in net income of subsidiary	1,193	1,368	1,726
Net income (loss) attributable to NL stockholders	$(23,909)	$15,325	$116,100
Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$(0.49)	$0.31	$2.38
Weighted average shares used in the calculation of net income (loss) per share	48,688	48,701	48,711

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year ended December 31,
	2015	2016	2017
Net income (loss)	$(22,716)	$16,693	$117,826
Other comprehensive income (loss), net of tax:
Marketable securities	(46,917)	20,278	25,596
Currency translation	(18,211)	(3,475)	11,392
Interest rate swap	(445)	55	390
Defined benefit pension plans	2,548	(3,998)	3,759
Other postretirement benefit plans	(294)	(348)	(28)
Total other comprehensive income (loss), net	(63,319)	12,512	41,109
Comprehensive income (loss)	(86,035)	29,205	158,935
Comprehensive income attributable to noncontrolling interest	1,193	1,368	1,726
Comprehensive income (loss) attributable to NL stockholders	$(87,228)	$27,837	$157,209

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2015, 2016 and 2017

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2014	$6,085	$300,388	$112,588	$(182,039)	$14,428	$251,450
Net income (loss)	-	-	(23,909)	-	1,193	(22,716)
Other comprehensive loss, net of tax	-	-	-	(63,319)	-	(63,319)
Issuance of NL common stock	1	65	-	-	-	66
Cash dividends	-	-	-	-	(330)	(330)
Other, net	-	90	-	-	10	100
Balance at December 31, 2015	6,086	300,543	88,679	(245,358)	15,301	165,251
Net income	-	-	15,325	-	1,368	16,693
Other comprehensive income, net of tax	-	-	-	12,512	-	12,512
Issuance of NL common stock	2	35	-	-	-	37
Cash dividends	-	-	-	-	(332)	(332)
Other, net	-	96	-	-	13	109
Balance at December 31, 2016	6,088	300,674	104,004	(232,846)	16,350	194,270
Net income	-	-	116,100	-	1,726	117,826
Other comprehensive income, net of tax	-	-	-	41,109	-	41,109
Issuance of NL common stock	1	82	-	-	-	83
Cash dividends	-	-	-	-	(333)	(333)
Other, net	-	110	-	-	13	123
Balance at December 31, 2017	$6,089	$300,866	$220,104	$(191,737)	$17,756	$353,078

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net income (loss)	$(22,716)	$16,693	$117,826
Depreciation and amortization	3,609	3,774	3,734
Deferred income taxes	(24,030)	(4,330)	(603)
Cash funding of benefit plans in excess of net benefit plan expense	(1,349)	(277)	(603)
Equity in losses (earnings) of Kronos Worldwide, Inc.	52,770	(13,171)	(107,785)
Dividends received from Kronos Worldwide, Inc.	21,132	21,132	21,132
Other, net	421	362	283
Change in assets and liabilities:
Accounts and other receivables, net	246	(1,601)	(117)
Inventories, net	1,532	(37)	(473)
Prepaid expenses and other	(189)	(5)	(177)
Accounts payable and accrued liabilities	(1,721)	(172)	(1,700)
Income taxes	(2)	18	7
Accounts with affiliates	(439)	2,075	(3,041)
Accrued environmental remediation and related costs	3,118	3,526	(4,749)
Other noncurrent assets and liabilities, net	(4,746)	(288)	(5,096)
Net cash provided by operating activities	27,636	27,699	18,638
Cash flows from investing activities:
Capital expenditures	(4,304)	(3,206)	(2,810)
Promissory notes receivable from affiliate:
Loans	-	(36,600)	(52,100)
Collections	-	9,200	41,300
Purchase of marketable securities	(251)	-	-
Proceeds from the disposal of marketable securities	255	-	-
Other	-	-	4
Net cash used in investing activities	(4,300)	(30,606)	(13,606)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	2015	2016	2017
Cash flows from financing activities:
Distributions to noncontrolling interests in subsidiary	(330)	(332)	(333)
Indebtedness - borrowings from affiliate	-	500	-
Net cash provided by (used in) financing activities	(330)	168	(333)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	23,006	(2,739)	4,699
Balance at beginning of year	77,975	100,981	98,242
Balance at end of year	$100,981	$98,242	$102,941
Supplemental disclosures:
Cash paid for:
Interest	$-	$4	$30
Income taxes, net	611	70	3,109

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 1 - Summary of significant accounting policies:

Nature of our business - NL Industries, Inc.  (NYSE: NL) is primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  (NYSE MKT: CIX).  We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc.  (NYSE:  KRO).

Organization - At December 31, 2017, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

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

Currency translation - The financial statements of Kronos’ non-U.S. subsidiaries are translated to U.S. dollars.  The functional currency of Kronos’ non-U.S. subsidiaries is generally the local currency of their country.  Accordingly, Kronos translates the assets and liabilities at year-end rates of exchange, while they translate their revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  Kronos recognizes currency transaction gains and losses in income which is reflected as part of our equity in earnings (losses) of Kronos.

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

Inventories and cost of sales - We state inventories at the lower of cost or net realizable value.  We generally base inventory costs for all inventory categories on an average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overhead costs based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

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

Property and equipment; depreciation expense - We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $3.6 million in 2015, $3.8 million in 2016, and $3.7 million in 2017.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

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

Income taxes - We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S.  federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 17.  As a member of the Contran Tax Group, we are party to a tax sharing agreement with Valhi and Contran which provides that we compute our provision for income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to our tax sharing agreement, we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We made net payments to Valhi of $.6 million in 2015, less than $.1 million in 2016 and $3.1 million in 2017.

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

We account for the tax effects of a change in tax law as a component of the income tax provision related to continuing operations in the period of enactment, including the tax effects of any deferred income taxes originally established through a financial statement component other than continuing operations (i.e. other comprehensive income).  Changes in applicable income tax rates over time as a result of changes in tax law, or times in which a deferred income tax asset valuation allowance is initially recognized in one year and subsequently reversed in a later year, can give rise to “stranded” tax effects in accumulated other comprehensive income in which the net accumulated income tax (benefit) remaining in accumulated other comprehensive income does not correspond to the then-applicable income tax rate applied to the pre-tax amount which resides in accumulated other comprehensive income.  As permitted by GAAP, our accounting policy is to remove any such stranded tax effect remaining in accumulated other comprehensive income, by recognizing an offset to our provision for income taxes related to continuing operations, only at the time when there is no remaining pre-tax amount in accumulated other comprehensive income.  For accumulated other comprehensive income related to marketable securities, this would occur whenever we would have no available-for-sale marketable securities for which unrealized gains and losses are recognized through other comprehensive income.  For accumulated other comprehensive income related to foreign currency translation, this would occur only upon the sale or complete liquidation of one of our foreign subsidiaries (including foreign subsidiaries of Kronos).  For defined pension benefit plans and OPEB plans, this would occur whenever we or one of our subsidiaries which previously sponsored a defined benefit pension or OPEB plan had terminated such a plan and had no future obligation or plan asset associated with such a plan.

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

Environmental remediation costs - We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust these accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to present value.  We recognize any recoveries of remediation costs from other parties when we deem their receipt probable.  We expense any environmental remediation related legal costs as incurred.  At December 31, 2016 and 2017, we had not recognized any receivables for recoveries.  See Note 17.

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

	Years ended December 31,
	2015	2016	2017
	(in thousands)
Net sales - point of destination:
United States	$103,737	$98,526	$103,646
Canada	2,352	7,515	5,353
Other	2,905	2,879	3,036
Total	$108,994	$108,920	$112,035

All of our net property and equipment is located in the United States at December 31, 2016 and 2017.

Note 3 - Accounts and other receivables, net:

	December 31,
	2016	2017
	(in thousands)
Trade receivables - CompX	$10,417	$10,516
Accrued insurance recoveries	104	145
Other receivables	121	79
Allowance for doubtful accounts	(70)	(70)
Total	$10,572	$10,670

Accrued insurance recoveries are discussed in Note 17.

Note 4 - Inventories, net:

	December 31,
	2016	2017
	(in thousands)
Raw materials	$2,743	$2,730
Work in process	8,988	9,836
Finished products	3,243	2,816
Total	$14,974	$15,382

Note 5 - Marketable securities:

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	gain (loss)
		(In thousands)
December 31, 2016
Noncurrent assets
Valhi common stock	1	$49,731	$24,347	$25,384

December 31, 2017
Noncurrent assets
Valhi common stock	1	$88,681	$24,347	$64,334

At December 31, 2016 and 2017, we held approximately 14.4 million shares of our immediate parent company, Valhi. See Note 1.  We account for our investment in Valhi common stock as available-for-sale marketable equity securities and any unrealized gains or losses on the securities are recognized through other comprehensive income (loss), net of deferred income taxes.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy. At December 31, 2016 and 2017, the quoted market prices of Valhi common stock were $3.46 and $6.17 per share, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 - Investment in Kronos Worldwide, Inc.:

At December 31, 2016 and 2017, we owned approximately 35.2 million shares of Kronos common stock.  The per share quoted market price of Kronos at December 31, 2016 and 2017 was $11.94 and $25.77 per share, respectively, or an aggregate market value of $420.5 million and $907.6 million, respectively.  The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Years ended December 31,
	2015	2016	2017
	(in millions)
Balance at the beginning of the year	$237.7	$140.7	$120.3
Equity in earnings (losses) of Kronos	(52.8)	13.2	107.8
Dividends received from Kronos	(21.1)	(21.1)	(21.1)
Equity in Kronos' other comprehensive income (loss):
Marketable securities	0.7	.7	.9
Currency translation	(28.0)	(5.4)	17.5
Interest rate swap	(0.7)	.1	.6
Defined benefit pension plans	4.9	(7.8)	3.6
Other postretirement benefit plans	-	(.1)	(.2)
Other	-	-	0.1
Balance at the end of the year	$140.7	$120.3	$229.5

Selected financial information of Kronos is summarized below:

	December 31,
	2016	2017
	(in millions)
Current assets	$650.4	$1,062.5
Property and equipment, net	434.0	506.4
Investment in TiO2 joint venture	78.9	86.5
Other noncurrent assets	16.3	169.0
Total assets	$1,179.6	$1,824.4
Current liabilities	$182.1	$231.5
Long-term debt	335.4	473.8
Accrued pension and postretirement benefits	234.2	261.9
Other noncurrent liabilities	32.9	102.9
Stockholders' equity	395.0	754.3
Total liabilities and stockholders' equity	$1,179.6	$1,824.4

	Years ended December 31,
	2015	2016	2017
	(in millions)
Net sales	$1,348.8	$1,364.3	$1,729.0
Cost of sales	1,156.5	1,107.3	1,170.1
Income (loss) from operations	(1.1)	81.1	330.4
Income tax expense (benefit)	142.8	17.9	(48.8)
Net income (loss)	(173.6)	43.3	354.5

Note 7 - Goodwill:

All of our goodwill recognized is related to our component products operations and was generated from CompX’s acquisitions of certain business units.  There have been no changes in the carrying amount of our goodwill during the past three years.

We assign goodwill based on the reporting unit (as that term is defined in ASC Topic 350-20-20 Goodwill) which corresponds to CompX’s security products operations.  We test for goodwill impairment at the reporting unit level.  In accordance with ASC 350-20-35, we test for goodwill impairment during the third quarter of each year or when circumstances arise that indicate an impairment might be present.

In 2015, 2016 and 2017, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing.  No impairment was indicated as part of such annual review of goodwill.  As permitted by GAAP, during 2015 and 2017 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test.  During 2016, we used the quantitative assessment of ASC 350-20-35 for our annual impairment test using discounted cash flows to determine the estimated fair value of our Security Products reporting unit.  Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35. Prior to 2015, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired, and all of the goodwill related to our wholly-owned subsidiary EWI Re, Inc., (EWI) an insurance brokerage and risk management services company (which aggregated $6.4 million) was impaired.  Our gross goodwill at December 31, 2017 was $43.7 million.

Note 8 - Other assets:

	December 31,
	2016	2017
	(in thousands)
Restricted cash and cash equivalents	$1,289	$1,255
Pension asset	1,037	2,593
Other	950	995
Total	$3,276	$4,843

Note 9 - Accrued and other current liabilities:

	December 31,
	2016	2017
	(in thousands)
Employee benefits	$8,375	$8,269
Professional fees and settlements	613	350
Other	1,636	1,088
Total	$10,624	$9,707

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

We had borrowings under the Valhi Credit Facility of $0.5 million as of December 31, 2017.  The average interest rate as of and for the year ended December 31, 2017 was 6.38% and 5.97%, respectively. See Note 16.  We are in compliance with all of the covenants contained in the Valhi Credit Facility at December 31, 2017.

Note 11 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans.  Company contributions are based on matching or other formulas.  Defined contribution plan expense approximated $2.5 million in 2015, $2.7 million in 2016 and $2.5 million in 2017.

Defined benefit pension plans - We maintain a defined benefit pension plan in the U.S.  We also maintain a plan in the United Kingdom related to a former disposed business unit in the U.K.  The benefits under our defined benefit plans are based upon years of service and employee compensation.  The plans are closed to new participants and no additional benefits accrue to existing plan participants.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non-U.S.) regulations plus additional amounts as we deem appropriate.

We expect to contribute approximately $2.1 million to all of our defined benefit pension plans during 2018.  Benefit payments to all plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In thousands)
2018	$3,643
2019	3,629
2020	3,641
2021	3,711
2022	3,708
Next 5 years	17,530

The funded status of our defined benefit pension plans is presented in the table below.

	December 31,
	2016	2017
	(In thousands)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$57,086	$54,261
Interest cost	2,302	2,072
Participant contributions	6	5
Actuarial losses	292	596
Settlement gain	-	(315)
Change in currency exchange rates	(1,804)	908
Benefits paid	(3,621)	(3,549)
Benefit obligations at end of the year	54,261	53,978
Change in plan assets:
Fair value of plan assets at beginning of the year	44,067	42,268
Actual return on plan assets	3,278	3,726
Employer contributions	565	1,006
Participant contributions	6	5
Change in currency exchange rates	(2,027)	766
Benefits paid	(3,621)	(3,549)
Fair value of plan assets at end of year	42,268	44,222
Funded status	$(11,993)	$(9,756)
Amounts recognized in the balance sheet:
Noncurrent pension asset	$1,037	$2,593
Accrued pension costs:
Current	(156)	(155)
Noncurrent	(12,874)	(12,194)
Total	$(11,993)	$(9,756)
Accumulated other comprehensive loss - actuarial losses, net	$32,514	$30,435
Total	$20,521	$20,679
Accumulated benefit obligations (ABO)	$54,261	$53,978

The amounts shown in the table above for actuarial losses (gains) at December 31, 2016 and 2017 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2016 and 2017.  We expect that $1.5 million of the unrecognized actuarial losses will be recognized as a component of our periodic defined benefit pension cost in 2018.

The table below details the changes in other comprehensive income during 2015, 2016 and 2017.

	Years ended December 31,
	2015	2016	2017
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$(2,373)	$122	$498
Amortization of unrecognized net actuarial loss	1,340	1,474	1,704

Total	$(1,033)	$1,596	$2,202

The components of our net periodic defined benefit pension cost are presented in the table below.  The amount shown below for the amortization of unrecognized actuarial losses in 2015, 2016 and 2017, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income (loss) at December 31, 2014, 2015 and 2016, respectively.

	Years ended December 31,
	2015	2016	2017
	(In thousands)
Net periodic pension cost:
Interest cost on PBO	$2,376	$2,302	$2,072
Expected return on plan assets	(3,353)	(2,911)	(2,770)
Recognized actuarial losses	1,340	1,474	1,704
Settlement cost	-	-	87

Total	$363	$865	$1,093

Certain information concerning our defined benefit pension plans (including information concerning certain plans for which ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2016	2017
	(In thousands)
PBO at end of the year
U.S. plan	$44,967	$44,709
U.K. plan	9,294	9,269

Total	$54,261	$53,978
Fair value of plan assets at end of the year
U.S. plan	$31,937	$32,360
U.K. plan	10,331	11,862

Total	$42,268	$44,222
Plans for which the ABO exceeds plan assets:
PBO	$44,967	$44,709
ABO	44,967	44,709
Fair value of plan assets	31,937	32,360

The weighted-average discount rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2016 and 2017 are 3.7% and 3.4%, respectively.  Such weighted-average rates were determined using the projected benefit obligations at each date.  Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable.  Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2016 and 2017.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2015, 2016 and 2017 are presented in the table below.  Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2015	2016	2017
Discount rate	3.8%	4.0%	3.7%
Long-term rate of return on plan assets	7.2%	7.0%	6.9%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2016 and 2017, all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

For 2015, 2016 and 2017, the long-term rate of return assumption for plan assets invested in the CMRT was 7.5%, based on the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries.

The CMRT unit value is determined semi-monthly, and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation. However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at any time based on the most recent value and (ii) observable inputs from Level 1 or Level 2 (or assets not subject to classification in the fair value hierarchy) were used to value approximately 92% and 93% of the assets of the CMRT at December 31, 2016 and 2017, respectively, as noted below.  CMRT assets not subject to classification in the fair value hierarchy consist principally of certain investments measured at net asset value per share in accordance with ASC 820-10.

The aggregate fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT are as follows:

	December 31,
	2016	2017
CMRT asset value (in millions)	$637.8	$672.4
CMRT assets comprised of:
Assets not subject to fair value hierarchy	30%	31%
Assets subject to fair value hierarchy:
Level 1	54	54
Level 2	8	8
Level 3	8	7

	100%	100%
CMRT asset mix:
Domestic equities, principally publicly traded	31%	33%
International equities, principally publicly traded	22	25
Fixed income securities, principally publicly traded	36	31
Privately managed limited partnerships	5	4
Hedge funds	5	5
Other, primarily cash	1	2

	100%	100%

The composition of our December 31, 2016 and 2017 pension plan assets by fair value level is shown in the table below.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
December 31, 2016:
CMRT	$31,937	$-	$31,937
Other	10,331	10,331	-

Total	$42,268	$10,331	$31,937

December 31, 2017:
CMRT	$32,360	$-	$32,360
Other	11,862	11,862	-

Total	$44,222	$11,862	$32,360

Postretirement benefits other than pensions - We provide certain health care and life insurance benefits for eligible retired employees.  These plans are closed to new participants, and no additional benefits accrue to existing plan participants.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65.  We have no OPEB plan assets, rather, we fund postretirement benefits as they are incurred, net of any contributions by the retiree.  At December 31, 2017, we currently expect to contribute approximately $.4 million to all OPEB plans during 2018.  Contribution to our OPEB plans to cover benefit payments expected to be paid to OPEB plan participants are summarized in the table below:

Years ending December 31,	Amount
(In thousands)
2018	$367
2019	325
2020	284
2021	247
2022	213
Next 5 years	671

The funded status of our OPEB plans is presented in the table below.

	December 31,
	2016	2017
	(In thousands)
Change in accumulated OPEB obligations:
Obligations at beginning of the year	$3,238	$2,744
Interest cost	96	78
Actuarial gain	(263)	(279)
Net benefits paid	(327)	(330)
Obligations at end of the year	2,744	2,213
Fair value of plan assets	-	-
Funded status	$(2,744)	$(2,213)

Accrued OPEB costs recognized in the balance sheet:
Current	$(434)	$(367)
Noncurrent	(2,310)	(1,846)
Total	$(2,744)	$(2,213)
Accumulated other comprehensive loss:
Net actuarial losses	$679	$616
Total	$679	$616

The amounts shown in the table above for unrecognized actuarial losses at December 31, 2016 and 2017 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  These amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive loss at December 31, 2016 and 2017.  We expect to recognize approximately $.3 million of actuarial gains as a component of our net periodic OPEB benefit in 2018.

The table below details the changes in other comprehensive income during 2015, 2016 and 2017.

	Years ended December 31,
	2015	2016	2017
	(In thousands)
Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$336	$263	$279
Amortization of unrecognized:
Actuarial gain	(101)	(152)	(216)
Prior service credit	(621)	(541)	-

Total	$(386)	$(430)	$63

The components of our periodic OPEB cost are presented in the table below.  The amounts shown below for the amortization of unrecognized actuarial gains and prior service credit in 2015, 2016 and 2017, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2014, 2015 and 2016, respectively.

	Years ended December 31,
	2015	2016	2017
	(In thousands)
Net periodic OPEB cost (benefit):
Interest cost	$108	$96	$78
Amortization of actuarial gain	(101)	(152)	(216)
Amortization of prior service credit	(621)	(541)	-

Total	$(614)	$(597)	$(138)

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2016 and 2017 follows:

	2016	2017
Health care inflation:
Initial rate	6.5%	6.3%
Ultimate rate	4.5%	5.0%
Year of ultimate rate achievement	2021	2021
Discount rate	3.1%	3.0%

The assumed health care cost trend rates have an effect on the amount we report for health care plans.  A one-percent change in assumed health care cost trend rates would not have a material effect on the net periodic OPEB cost for 2017 or on the accumulated OPEB obligation at December 31, 2017.

The weighted-average discount rate used in determining the net periodic OPEB cost for 2017 was 3.1% (the rate was 3.2% in 2016 and 3.0% in 2015).  The weighted-average rate was determined using the projected benefit obligation as of the beginning of each year.

Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods.

Note 12 - Other noncurrent liabilities:

	December 31,
	2016	2017
	(in thousands)
Reserve for uncertain tax positions	$12,186	$7,312
Insurance claims and expenses	589	620
Other	767	560

Total	$13,542	$8,492

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

	Years ended December 31,
	2015	2016	2017
	(in millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(18.0)	$4.9	$39.3
Rate differences on equity in earnings (losses) of Kronos	(7.4)	(7.4)	(7.4)
Adjustment to the reserve for uncertain tax positions, net	(3.0)	-	-
Change in federal tax rate, net	-	-	(37.5)
U.S. state income taxes and other, net	(.2)	(.3)	-

Income tax benefit	$(28.6)	$(2.8)	$(5.6)

Components of income tax benefit:
Currently payable (receivable):	$.1	$1.5	$(.1)
Deferred income tax benefit	(28.7)	(4.3)	(5.5)

Income tax benefit	$(28.6)	$(2.8)	$(5.6)

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from continuing operations	$(28.6)	$(2.8)	$(5.6)
Other comprehensive income (loss):
Marketable securities	(25.3)	10.9	14.3
Currency translation	(9.8)	(1.8)	6.1
Interest rate swap	(.2)	-	.2
Pension plans	1.4	(2.1)	1.9
OPEB plans	(.2)	(.2)	(.1)

Total	$(62.7)	$4.0	$16.8

The components of the net deferred tax liability at December 31, 2016 and 2017 are summarized in the following table.

	December 31,
	2016		2017
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$.5	$-	$.3	$-
Marketable securities	-	(17.0)	-	(18.4)
Property and equipment	-	(4.4)	-	(2.7)
Accrued OPEB costs	1.0	-	.5	-
Accrued pension costs	4.2	-	1.8	-
Accrued employee benefits	1.9	-	1.2	-
Accrued environmental liabilities	41.1	-	24.6	-
Goodwill	-	(2.6)	-	(1.7)
Other accrued liabilities and deductible differences	.2	-	.4	-
Other taxable differences	-	(3.3)	-	(3.0)
Investment in Kronos Worldwide, Inc.	-	(49.0)	-	(52.3)
Adjusted gross deferred tax assets (liabilities)	48.9	(76.3)	28.8	(78.1)
Netting of items by tax jurisdiction	(48.9)	48.9	(28.8)	28.8

Net noncurrent deferred tax asset (liability)	$-	$(27.4)	$-	$(49.3)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $21.1 million in each of 2015, 2016 and 2017.  See Note 6.  The amounts shown in the table above of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos represents the benefit associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

We believe that we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2015, 2016 and 2017:

	December 31,
	2015	2016	2017
	(in millions)
Unrecognized liabilities:
Balance at the beginning of the period	$16.8	$12.2	$12.2
Change in federal tax rate	-	-	(4.9)
Lapse of applicable statute of limitations	(4.6)	-	-

Balance at the end of the period	$12.2	$12.2	$7.3

In the first quarter of 2015, we recognized a non-cash income tax benefit of $3.0 million related to the release of a portion of our reserve for uncertain tax positions due to the expiration of the applicable statute of limitations. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.  If our uncertain tax positions were recognized, a benefit of $7.3 million would affect our rate in 2017.  We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2015, 2016 and 2017 was not material.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  Our U.S. income tax returns prior to 2014 are generally considered closed to examination by applicable tax authorities.  On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (2017 Tax Act) was enacted into law.  This new tax legislation, among other changes, reduces the Federal corporate income tax rate from 35% to 21% effective January 1, 2018, eliminates the domestic production activities deduction and allows for the expensing of certain capital expenditures.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed. In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available.

Under GAAP, we are required to revalue our net deferred tax liability associated with our net taxable temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Other than with respect to temporary differences related to our marketable securities, and certain year-end actuarial valuations associated with our defined benefit pension and OPEB plans, our temporary differences as of December 31, 2017 are not materially different from our temporary differences as of the enactment date.  Accordingly, revaluation of our temporary differences is based on our net deferred tax liabilities as of December 31, 2017 (except for our temporary differences related to our marketable securities, and certain year-end actuarial valuations associated with our defined benefit pension and OPEB plans, for which such revaluation is based on the deferred income tax asset/liability as of the enactment date).  Such revaluation resulted in a non-cash deferred income tax benefit of $37.5 million recognized in continuing operations, reducing our net deferred tax liability.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available and, in accordance with the guidance in SAB 118, these amounts are provisional and subject to adjustment as we obtain additional information and complete our analysis in 2018. If the underlying guidance or tax laws change and such change impacts the income tax effects of the new legislation recognized at December 31, 2017, or we determine we have additional tax liabilities under other provisions of the 2017 Tax Act, we will recognize an adjustment in the first reporting period within the measurement period, which period ends December 22, 2018, in which such adjustment is determined.

Income tax matters related to Kronos

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  Prior to June 30, 2015, and using all available evidence, Kronos had concluded no deferred income tax asset valuation allowance was required to be recognized with respect to these net deferred income tax assets under the more-likely-than-not recognition criteria, primarily because (i) the carryforwards have an indefinite carryforward period, (ii) Kronos utilized a portion of such carryforwards during the most recent three-year period, and (iii) Kronos expected to utilize the remainder of the carryforwards over the long term.  Kronos had also previously indicated that facts and circumstances could change, which might in the future result in the recognition of a valuation allowance against some or all of such deferred income tax assets.  However, as of June 30, 2015, and given Kronos’ operating results during the second quarter of 2015 and

Kronos’ expectations at that time for its operating results for the remainder of 2015, Kronos did not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in both its German and Belgian jurisdictions at June 30, 2015 (even considering that the carryforward period of Kronos’ German and Belgian NOL carryforwards is indefinite, one piece of positive evidence).  Accordingly, at June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  Such valuation allowance aggregated $150.3 million at June 30, 2015.  Kronos recognized an additional $8.7 million non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria during the third and fourth quarters of 2015.  During 2016, Kronos recognized an aggregate $2.2 million non-cash tax benefit as the result of a net decrease in such deferred income tax asset valuation allowance, as the impact of utilizing a portion of Kronos’ German NOLs during such period more than offset the impact of additional losses recognized by its Belgian operations during such period.  Such valuation allowance aggregated approximately $173 million at December 31, 2016 ($153 million with respect to Germany and $20 million with respect to Belgium).  During the first six months of 2017, Kronos recognized an aggregate non-cash income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to the utilization of a portion of both the German and Belgian NOLs during such period.  At June 30, 2017, Kronos concluded it had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German and Belgian operations.  Such sufficient positive evidence at June 30, 2017 included, among other things, the existence of cumulative profits in the most recent twelve consecutive quarters (Germany) or profitability in recent quarters during which such profitability was trending upward throughout such period (Belgium), the ability to demonstrate future profitability in Germany and Belgium for a sustainable period, and the indefinite carryforward period for the German and Belgian NOLs. As discussed below regarding accounting for income taxes at interim dates, a large portion ($149.9 million) of the remaining valuation allowance as of June 30, 2017 was reversed in the second quarter with the remainder reversed during the second half of 2017.

In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to Kronos’ change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.   Accordingly, Kronos’ income tax benefit in 2017 includes an aggregate non-cash income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period.  In addition, Kronos’ deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

In addition to the reduction in the federal corporate income tax rate discussed above, the 2017 Tax Act (i) implements a territorial tax system and imposes a one-time repatriation tax (Transition Tax) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (ii) eliminates U.S. tax on future foreign earnings (subject to certain exceptions); (iii) eliminates the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (iv) eliminates the domestic production activities deduction beginning in 2018; (v) allows for the expensing of certain capital expenditures; and (vi) imposes a tax on global intangible low-tax income; and (vii) imposes a base erosion anti-abuse tax.

Kronos’ temporary differences as of December 31, 2017 are not materially different from its temporary differences as of the enactment date, accordingly revaluation of its net deductible temporary differences is based on its net deferred tax assets as of December 31, 2017. Such revaluation is recognized in continuing operations and is not material to Kronos.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  Kronos will elect to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which will be paid in 2018 and the remaining $70.1 million will be paid in increments over the remainder of the eight year period.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available and, in accordance with the guidance in SAB 118, these amounts are provisional and subject to adjustment as Kronos obtains additional information and completes its analysis in 2018.  If the underlying guidance or tax laws change and such change impacts the income tax effects of the new legislation recognized at December 31, 2017 or Kronos determines it has additional tax liabilities under other provisions of the 2017 Tax Act, including the tax on global intangible low-taxed income and the base erosion anti-abuse tax, Kronos will recognize an adjustment in the reporting period within the measurement period in which such adjustment is determined.  Such measurement period ends December 22, 2018 pursuant to the guidance of SAB 118.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, Kronos has now determined that all of the post-1986 undistributed earnings of its European subsidiaries are not permanently reinvested (Kronos had previously concluded that all of the undistributed earnings of its Canadian subsidiary are not permanently reinvested). Accordingly, in the fourth quarter of 2017 Kronos recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million for the estimated U.S. state and foreign income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings.  Kronos is currently reviewing certain other provisions under the 2017 Tax Act that would impact its determination of the aggregate temporary differences attributable to its investment in its non-U.S. subsidiaries.  Kronos continues to assert indefinite reinvestment as it relates to its outside basis differences attributable to its investments in its non-U.S. subsidiaries, other than post-1986 undistributed earnings of its European subsidiaries and all undistributed earnings of its Canadian subsidiary. It is possible that a change in facts and circumstances, such as a change in the expectation regarding future dispositions or acquisitions or a change in tax law, could result in a conclusion that some or all of such investments are no longer permanently reinvested.

Certain U.S. deferred tax attributes of one of Kronos’ non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, were subject to various limitations.  As a result, Kronos had previously concluded that a deferred income tax asset valuation allowance was required to be recognized with respect to such subsidiary’s U.S. net deferred income tax asset because such assets did not meet the more-likely-than-not recognition criteria primarily due to (i) the various limitations regarding use of such attributes due to the dual residency; (ii) the dual resident subsidiary had a history of losses and absent distributions from Kronos’ non-U.S. subsidiaries, which were previously not determinable, such subsidiary was expected to continue to generate losses; and (iii) a limited NOL carryforward period for U.S. tax purposes.  Because Kronos had concluded the likelihood of realization of such subsidiary’s net deferred income tax asset was remote, Kronos had not previously disclosed such valuation allowance or the associated amount of the subsidiary’s net deferred income tax assets (exclusive of such valuation allowance).  Primarily due to changes enacted under the 2017 Tax Act, Kronos has concluded it now has sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to such subsidiary’s net deferred income tax asset, which evidence included, among other things, (i) the inclusion under the Transition Tax provisions of significant earnings for U.S. income tax purposes which significantly and positively impacts the ability of such deferred tax attributes to be utilized by Kronos; (ii) the indefinite carryforward period for U.S. net operating losses incurred after December 31, 2017; (iii) an expectation of continued future profitability for U.S. operations; and (iv) a positive taxable income basket for U.S. tax purposes in excess of the U.S. deferred tax asset related to the U.S. attributes of such subsidiary.  Accordingly, in the fourth quarter Kronos recognized an $18.7 million non-cash deferred income tax benefit as a result of the reversal of such valuation allowance.

None of our or Kronos’ U.S. and non-U.S. tax returns are currently under examination. As a result of prior audits in certain jurisdictions which are now settled, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether Kronos would agree to execute and finalize such agreements.

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

•

During the third quarter of 2017, Kronos’ Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (the “Canada-Germany APA”) effective for tax years 2005 - 2017.  Pursuant to the terms of the Canada-Germany APA, the Canadian and German tax authorities agreed to certain prior year changes to taxable income of our Canadian and German subsidiaries.  As a result of such agreed-upon changes, Kronos reversed a significant portion of its reserve for uncertain tax positions and recognized a non-cash income tax benefit of $8.6 million related to such reversal ($8.1 million recognized in the third quarter of 2017).  In addition, Kronos recognized a $2.6 million non-cash income tax benefit related to an increase in its German NOLs and a $.6 million German cash tax refund related to the Canada-Germany APA in the third quarter of 2017.

Note 15 - Stockholders’ equity:

Long-term incentive compensation plan – We have a long-term incentive plan that provides for the award of stock to our board of directors, and up to a maximum of 200,000 shares can be awarded.  We awarded 9,000 shares under this plan in each of 2015 and 2017 and 14,000 shares in 2016.  At December 31, 2017, 154,000 shares were available for future grants under this plan.

Long-term incentive compensation plan of subsidiaries and affiliates - CompX and Kronos each have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors.  At December 31, 2017, Kronos had 155,500 shares available for award and CompX had 166,000 shares available for award.

Dividends – Prior to 2015,   after considering our results of operations, financial conditions and cash requirements for our businesses, our Board of Directors suspended our regular quarterly dividend.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our Board of Directors.

Accumulated other comprehensive income (loss) - Changes in accumulated other comprehensive income (loss) attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Years ended December 31,
	2015	2016	2017
	(in thousands)
Accumulated other comprehensive income (loss), net of tax:
Marketable securities:
Balance at beginning of year	$47,112	$195	$20,473
Other comprehensive income (loss):
Unrealized gain (loss) arising during the year	(48,647)	20,278	25,596
Less reclassification adjustment for amounts included
in realized loss	1,730	-	-

Balance at end of year	$195	$20,473	$46,069

Currency translation:
Balance at beginning of year	$(154,173)	$(172,384)	$(175,859)
Other comprehensive income (loss):
Arising during the year	(18,211)	(3,475)	11,392

Balance at end of year	$(172,384)	$(175,859)	$(164,467)

Interest rate swap:
Balance at beginning of year	$-	$(445)	$(390)
Other comprehensive income (loss):
Unrealized losses arising during the year	(560)	(393)	(296)
Reclassification adjustments for amounts included in equity in earnings of Kronos	115	448	686

Balance at end of year	$(445)	$(390)	$-

Defined benefit pension plans:
Balance at beginning of year	$(75,260)	$(72,712)	$(76,710)
Other comprehensive income (loss):
Amortization of prior service cost and net losses
included in net periodic pension cost	2,884	2,655	2,956
Net actuarial gain (loss) arising during the year	(336)	(6,653)	803

Balance at end of year	$(72,712)	$(76,710)	$(72,951)

OPEB plans:
Balance at beginning of year	$282	$(12)	$(360)
Other comprehensive income (loss):
Amortization of prior service credit and net losses
included in net periodic OPEB cost	(547)	(529)	(193)
Net actuarial gain arising during year	253	181	165

Balance at end of year	$(12)	$(360)	$(388)

Total accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	$(182,039)	$(245,358)	$(232,846)
Other comprehensive income (loss)	(63,319)	12,512	41,109

Balance at end of year	$(245,358)	$(232,846)	$(191,737)

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

Current receivables and payables to affiliates are summarized in the table below:

	December 31,
	2016	2017
	(In thousands)
Current receivables from affiliates:
Refundable income taxes from Valhi	$-	$1,767
Other - trade items	14	-

Total	$14	$1,767

Current payables to affiliates:
Income taxes payable to Valhi	$1,506	$-
Other - trade items	211	429

Total	$1,717	$429

From time to time, we may have loans and advances outstanding between us and various related parties, pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.  While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans.  On November 14, 2016, NLKW entered into the Valhi Credit Facility whereby, we could borrow up to $50 million.  NLKW had borrowings outstanding of $0.5 million as of December 31, 2017 under the Valhi Credit Facility, and we incurred a nominal amount of interest expense under such credit facility for the year ended December 31, 2016 and 2017.  See Note 10.  In addition, in August 2016 CompX entered into an unsecured revolving demand promissory note with Valhi whereby CompX has agreed to loan Valhi up to $40 million.  CompX’s loan to Valhi bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2019.  The amount of CompX’s outstanding loans to Valhi at any time is at its discretion.  At December 31, 2017, the outstanding principal balance receivable from Valhi under the promissory note was $38.2 million. Interest income (including unused commitment fees) on CompX’s loan to Valhi was $.2 million in 2016 and $1.8 million in 2017.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the company on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.  The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods) aggregated approximately $23.3 million in 2015, $24.5 million in 2016 and $24.5 million in 2017.  This agreement is renewed annually.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites.  Tall Pines is a subsidiary of Valhi and EWI is a subsidiary of Valhi and us.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines and EWI by us (including amounts attributable to Kronos for all periods, including its Louisiana Pigment Company joint venture), were $12.2 million in 2015, $11.3 million in 2016 and $11.8 million in 2017.  These amounts principally represent payments for insurance premiums, which include premiums or fees paid to Tall Pines or fees paid to EWI.  These amounts also include payments to insurers or reinsurers through EWI for the reimbursement of claims within our applicable deductible or retention ranges that such insurers or reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect these relationships with Tall Pines and EWI will continue in 2018.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established.  Pursuant to the program, Contran and certain of its subsidiaries, including us, as a group share information technology data recovery services.  The program apportions its costs among the participating companies.  The aggregate amount we paid to Contran for such services (including amounts attributable to Kronos for all periods) was $180,000 in 2015, $158,000 in 2016 and $161,000 in 2017.  We expect that this relationship with Contran will continue in 2018.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara case discussed below, we do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, including the Santa Clara case, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•

we have never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases,

•	no final, non-appealable adverse verdicts have ever been entered against us (subject to the final outcome of the Santa Clara case discussed below), and
•

we have never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a twenty-year period for which we were previously a party and for which we have been dismissed without any finding of liability (subject to the final outcome of the Santa Clara case discussed below).

Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions.  In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated at this time because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

In one of these lead pigment cases, in April 2000 we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting attorney jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the trial court judge issued a judgment finding us, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement.  The trial court’s judgment also found that to the extent any abatement funds remained unspent after four years, such funds were to be returned to the defendants.  In February 2014, we filed a motion for a new trial, and in March 2014 the trial court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California. On November 14, 2017, the Sixth District Court of Appeal issued its opinion, upholding the trial court’s judgment, except that it reversed the portion of the judgment requiring abatement of homes built between 1951 and 1980, which significantly reduced the number of homes subject to the abatement order.  In addition, the appellate court ordered the case be remanded to the trial court to recalculate the amount of the abatement fund, to limit it to the amount necessary to cover the cost of investigating and remediating pre-1951 homes, and to hold an evidentiary hearing to appoint a suitable receiver.  In addition, the appellate court found that NL and the other defendants had the right to seek recovery from liable parties that contributed to a hazardous condition at a particular property.  Subsequently, NL and the other defendants filed a Petition with the California Supreme Court seeking its review of a number of issues.  On February 14, 2018, the California Supreme Court denied such petition.  NL and the other defendants have indicated they intend to file an appeal with the U.S. Supreme Court, seeking its review of two federal issues in the trial court’s original judgment.  Review by the U.S. Supreme Court is discretionary, and there can be no assurance that the U.S. Supreme Court would agree to hear any such appeal that NL and the other defendants would file, or if they would agree to hear any such appeal, that the U.S. Supreme Court would rule in favor of NL and the other defendants.  NL and the other defendants intend to seek a stay of the case to the trial court, pending its appeal to the U.S. Supreme Court.  Granting of such a stay by the appellate court is discretionary.  If no such stay is issued, the remand to the trial court would proceed, and under such remand the trial court would, among other things, (i) assign a new judge to the case (the original judge has retired), (ii) recalculate the amount of the abatement fund, excluding remediation of homes built between 1951 and 1980, (iii) hold an evidentiary hearing to appoint a suitable receiver for the abatement fund, and (iv) enter an order setting forth its rulings on these issues.  NL believes any party will have a right to appeal any of these new decisions made by the trial court from the remand of the case.

The Santa Clara case is unusual in that this is the second time that an adverse verdict in the lead pigment litigation has been entered against NL (the first adverse verdict against NL was ultimately overturned on appeal).   Given the appellate court’s November 2017 ruling, and the denial of an appeal by the California Supreme Court, we have concluded that the likelihood of a loss in this case has reached a standard of “probable” as contemplated by ASC 450.   However, we have also concluded that the amount of such loss cannot be reasonably at this time estimated (nor can a range of loss be reasonably estimated) because, among other things:

•

The appellate court has remanded the case back to the trial court to recalculate the total amount of the abatement, limiting the abatement to pre-1951 homes. Until the trial court has completed such recalculation,  NL and the other defendants have no basis to estimate a liability;

•

The appellate court upheld NL’s and the other defendants’ right to seek contribution from other liable parties (e.g. property owners who have violated the applicable housing code) on a house-by-house basis.  The method by which the trial court would undertake to determine such house-by-house responsibility, and the outcome of such a house-by-house determination, is not presently known;

•

Participation in any abatement program by each homeowner is voluntary, and each homeowner would need to consent to allowing someone to come into the home to undertake any inspection and abatement, as well as consent to the nature, timing and extent of any abatement.  The original trial court’s judgment unrealistically assumed 100% participation by the affected homeowners.  Actual participation rates are likely to be less than 100% (the ultimate extent of participation is not presently known);

•

The remedy ordered by the trial court is an abatement fund.  The trial court ordered that any funds unspent after four years are to be returned to the defendants (this provision of the trial court’s original judgment was not overturned by the appellate court).  As noted above, the actual number of homes which would participate in any abatement, and the nature, timing and extent of any such abatement, is not presently known; and

•	NL and the other two defendants are jointly and severally liable for the abatement, and NL does not believe any individual defendant would be 100% responsible for the cost of any abatement.

Accordingly, the total ultimate amount of any abatement fund, and NL’s share of any abatement is not presently known.  For all of the reasons noted above, NL has concluded that the amount of loss for this matter cannot be reasonably estimated at this time (nor can any reasonable range of loss be estimated).  However, as with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process and the remand proceedings in the trial court, that NL may in the future incur some liability resulting in the recognition of a loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2016 and 2017, we have not recognized any receivables for recoveries.

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

	Years ended December 31,
	2015	2016	2017
	(In thousands)
Balance at the beginning of the year	$110,015	$113,133	$116,658
Additions charged to expense, net	4,370	5,152	3,376
Payments, net	(1,252)	(1,627)	(8,125)

Balance at the end of the year	$113,133	$116,658	$111,909

Amounts recognized in the balance sheet:
Current liability	$8,668	$13,350	$5,302
Noncurrent liability	104,465	103,308	106,607

Balance at the end of the year	$113,133	$116,658	$111,909

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations.  At December 31, 2017, we had accrued approximately $112 million related to approximately 39 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $154 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2017, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 101 of these types of cases pending, involving a total of approximately 574 plaintiffs.  In addition, the claims of approximately 8,676 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.

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

In addition to the litigation described above, we and our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to present and former businesses.  In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for environmental matters.  We currently believe the disposition of all of these various other claims and disputes (including asbestos-related claims), individually and in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers.  The ten largest customers related to our operations accounted for approximately 48% in 2015, 46% in 2016 and 44% in 2017.  One customer of CompX’s Security Products business accounted for 13% of total sales in 2015, 14% in 2016 and 16% in 2017.  Another customer of CompX’s Security Products business accounted for approximately 12% of total sales in 2015, and 11% in 2016.

Other

Rent expense principally for CompX operating facilities and equipment was not significant in 2015, 2016 and 2017 and at December 31, 2017, future minimum rentals under noncancellable operating leases are also not significant.

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

Note 18 - Financial instruments:

The following table summarizes the valuation of our marketable securities on a fair value basis as of December 31, 2016 and 2017:

	Fair value measurements
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
December 31, 2016
Marketable securities	$49,731	$49,731	$-	$-

December 31, 2017
Marketable securities	$88,681	$88,681	$-	$-

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2016 and 2017:

	December 31, 2016		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash, cash equivalents and restricted cash	$98,242	$98,242	$102,941	$102,941
Noncontrolling interest in CompX common stock	16,350	26,790	17,756	22,224

The fair value of our noncontrolling interest in CompX stockholders’ equity is based upon its quoted market price at each balance sheet date, which represents Level 1 inputs.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 19 – Recent accounting pronouncements:

Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles— Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the new ASU, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  In no circumstances will the loss recognized exceed the total amount of goodwill allocated to that reporting unit.  We have elected to adopt this ASU beginning with our goodwill impairment test performed in the third quarter of 2017.  The application of ASU 2017-04 did not have a material effect on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), which permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act.  The reclassification permitted by ASU 2018-02 is optional and is not required to be adopted, but if adopted it must be adopted by us no later than the first quarter of 2019 (with early adoption permitted).  Consistent with Note 1, we have considered the optional nature of ASU 2018-02, and we have elected to not adopt the reclassification.

Pending Adoption

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions.  The new standard, as amended, is currently effective for us beginning with the first quarter of 2018.  Entities may elect to adopt ASU No. 2014-09 retrospectively for all periods for all contracts and transactions which occurred during the period (with a few exceptions for practical expediency) or modified retrospectively with a cumulative effect recognized as of the date of adoption.  We will adopt the standard in the first quarter of 2018 including the expanded disclosure requirements using the modified retrospective approach to adoption.  Our sales generally involve single performance obligations to ship goods pursuant to customer purchase orders without further underlying contracts.  Prices for our products are based on published price lists, customer agreements and individual customer orders which do not involve variable consideration, financing components, noncash consideration or consideration paid to our customers.  We currently record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, which is generally upon delivery of our products to transport carriers.  Under ASU 2014-09, we will record sales when our customers obtain control of our products, which we have determined is also upon delivery of our products to transport carriers, consistent with our current practice.  Accordingly, we expect adoption of this standard will have minimal effect on our revenues and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects related to the recognition, measurement, presentation and disclosure of financial instruments.  The ASU requires equity investments (except for those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to generally be measured at fair value with changes in fair value recognized in net income.  The amendment also requires a number of other changes,  including among others: simplifying the impairment assessment for equity instruments without readily determinable fair values; eliminating the requirement for public business entities to disclose methods and assumptions used to determine fair value for financial instruments measured at amortized cost; requiring an exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requiring separate presentation of financial assets and liabilities by measurement category and form of asset.  The changes indicated above will be effective for us beginning in the first quarter of 2018, with prospective application required, and early adoption is not permitted.  The most significant aspect of adopting this ASU will be the requirement to recognize changes in fair value of our available-for-sale marketable equity securities in net income (currently changes in fair value of such securities are recognized in other comprehensive income).

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are in the process of assessing all of our current leases.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the insignificant amount of our future minimum payments under non-cancellable operating leases at December 31, 2017 discussed in Note 17, we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheets.

In March 2017, the FASB issued ASU 2017-07, Compensation— Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example).  The amendments in ASU 2017-06 are effective for us beginning in the first quarter of 2018, early adoption as of the beginning of an annual period is permitted, retrospective presentation is required for the income statement presentation of the service cost component and other components of net benefit cost, and prospective application is required for the capitalization in assets of the service cost component of net benefit cost.  We will adopt this ASU in the first quarter of 2018.  Our net benefit cost for both defined benefit pension plans and OPEB plans does not include any service cost component, none of such net benefit costs are capitalized in assets, we present a subtotal for income from operations and our net benefit cost is currently included in the determination of income from operations.  Accordingly, adoption of this standard will change the determination of the amount we report as income from operations.  As disclosed in Note 11, our total net periodic defined benefit pension costs were $.4 million in 2015, $.9 million in 2016 and $1.1 million in 2017, and our net periodic OPEB cost was a credit of $.6 million in 2015, $.6 million in 2016 and $.1 million in 2017.

Note 20 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2016
Net sales	$27.1	$27.1	$28.4	$26.3
Gross margin	8.2	8.5	9.4	9.1
Net income (loss)	(2.2)	1.2	7.8	10.0
Amounts attributable to NL stockholders:
Net income (loss)	(2.5)	0.8	7.4	9.6
Income (loss) per common share	$(.05)	$.02	$.15	$.20

Year ended December 31, 2017
Net sales	$29.9	$30.0	$27.0	$25.1
Gross margin	9.7	9.5	8.2	7.4
Net income	8.8	41.6	17.8	49.6
Amounts attributable to NL stockholders:
Net income	8.3	41.2	17.5	49.1
Income per common share	$.17	$.85	$.36	$1.00

We recognized the following amounts during 2016:

•	income of $.3 million, net of income taxes, included in our equity in earnings of Kronos related to insurance settlement gains in the first quarter,
•

income of $1.1 million in the third quarter and loss of $.4 million in the fourth quarter, each net of income taxes, included in our equity in earnings of Kronos related to the execution and finalization of the U.S.-Canada APA (see Note 14),

•

loss of $.6 million in the second quarter and income of $.9 million in the fourth quarter, each net of income taxes, included in our equity in earnings of Kronos related to a net decrease in our deferred income tax asset valuation allowance related to Kronos’ German and Belgian operations (see Note 14), and

•	loss of $.5 million, net of income taxes, included in our equity in earnings of Kronos related to a net increase in Kronos’ reserve for uncertain tax positions, mostly in the fourth quarter.

We recognized the following amounts during 2017:

•

income of $37.5 million in the fourth quarter related to a non-cash deferred income tax benefit related to the revaluation of our net deferred income tax liability resulting from the reduction in the U.S. federal corporate income tax rate enacted into law on December 22, 2017 (see Note 14),

•

income of $1.0 million in the first quarter, $31.1 million in the second quarter, $1.5 million in the third quarter, and $3.2 million in the fourth quarter, each net of income taxes, included in our equity in earnings of Kronos related to a non-cash deferred income tax benefit recognized as the result of the reversal of Kronos’ deferred income tax asset valuation allowance associated with its German and Belgian operations (see Note 14),

•

loss of $15.1 million in the fourth quarter, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ current income tax expense recognized as the result of change in the 2017 Tax Act enacted on December 22, 2017 for the one-time repatriation tax imposed on the post-1986 undistributed earnings of Kronos’ non-U.S. subsidiaries (see Note 14),

•

income of $3.7 million in the fourth quarter, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ non-cash deferred income tax benefit recognized as the result of the reversal of Kronos’ deferred income tax asset valuation allowance related to certain U.S. deferred income tax assets of one of Kronos’ non-U.S. subsidiaries (which subsidiary is treated as a dual resident for U.S. income tax purposes) (see Note 14),

•

income of $2.2 million in the third quarter, net of income taxes, included in our equity in earnings of Kronos related to the execution and finalization of an Advanced Pricing Agreement between Canada and Germany, mostly in the third quarter (see Note 14),

•

loss of $.9 million in the fourth quarter, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ non-cash deferred income tax expense as a result of a change in its conclusions regarding Kronos’ permanent reinvestment assertion with respect to the post-1986 undistributed earnings of its European subsidiaries (see Note 14), and

•	loss of $.9 million in the third quarter, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ loss on prepayment of debt.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.