Form 10-Q
period 2018-03-31
NL INDUSTRIES INC
filed 2018-05-08
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on May 1, 2018:  48,714,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2017	2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,316	$99,948
Restricted cash and cash equivalents	3,370	3,277
Accounts and other receivables, net	10,670	12,888
Inventories, net	15,382	16,328
Receivable from affiliate	1,767	1,899
Prepaid expenses and other	1,162	1,980

Total current assets	130,667	136,320

Other assets:
Notes receivable from affiliate	38,200	38,000
Marketable securities	88,681	87,100
Investment in Kronos Worldwide, Inc.	229,543	249,028
Goodwill	27,156	27,156
Other assets, net	4,843	5,153

Total other assets	388,423	406,437

Property and equipment:
Land	5,146	5,146
Buildings	23,044	22,780
Equipment	67,926	68,154
Construction in progress	569	850

	96,685	96,930
Less accumulated depreciation	64,159	64,818

Net property and equipment	32,526	32,112

Total assets	$551,616	$574,869

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2017	2018
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,116	$3,921
Accrued and other current liabilities	9,707	7,090
Accrued environmental remediation and related costs	5,302	18,252
Payable to affiliates	429	429
Income taxes	30	46

Total current liabilities	19,584	29,738

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued pension costs	12,194	11,970
Accrued postretirement benefits (OPEB) costs	1,846	1,777
Accrued environmental remediation and related costs	106,607	97,506
Deferred income taxes	49,315	53,661
Other	8,492	8,486

Total noncurrent liabilities	178,954	173,900

Equity:
NL stockholders' equity:
Common stock	6,089	6,089
Additional paid-in capital	300,866	300,866
Retained earnings	220,104	280,421
Accumulated other comprehensive loss	(191,737)	(234,305)

Total NL stockholders' equity	335,322	353,071

Noncontrolling interest in subsidiary	17,756	18,160

Total equity	353,078	371,231

Total liabilities and equity	$551,616	$574,869

Commitments and contingencies (Note 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2017	2018
	(unaudited)
Net sales	$29,948	$28,413
Cost of sales	20,262	18,910

Gross margin	9,686	9,503

Selling, general and administrative expense	5,162	5,130
Other operating income (expense):
Insurance recoveries	50	163
Other income, net	—	619
Corporate expense	(5,320)	(7,953)

Loss from operations	(746)	(2,798)

Equity in earnings of Kronos Worldwide, Inc.	11,175	21,479

Other income (expense):
Securities transactions, net	—	(1,581)
Other components of net periodic pension and OPEB cost	(177)	(99)
Interest and dividend income	696	1,072
Interest expense	(7)	(8)

Income before income taxes	10,941	18,065

Income tax expense	2,179	3,330

Net income	8,762	14,735
Noncontrolling interest in net income of subsidiary	412	487

Net income attributable to NL stockholders	$8,350	$14,248

Amounts attributable to NL stockholders:

Basic and diluted net income per share	$.17	$.29

Weighted average shares used in the calculation of net income per share	48,706	48,715

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended
	March 31,
	2017	2018
	(unaudited)
Net income	$8,762	$14,735

Other comprehensive income (loss), net of tax:
Marketable securities	(1,722)	—
Currency translation	1,771	2,591
Interest rate swap	112	—
Defined benefit pension plans	867	983
Other postretirement benefit plans	(48)	(73)

Total other comprehensive income, net	980	3,501

Comprehensive income	9,742	18,236
Comprehensive income attributable to noncontrolling interest	412	487

Comprehensive income attributable to NL stockholders	$9,330	$17,749

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2018

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
	(unaudited)
Balance at December 31, 2017	$6,089	$300,866	$220,104	$(191,737)	$17,756	$353,078

Change in accounting principle - ASU 2016-01	—	—	46,069	(46,069)	—	—
Balance at January 1, 2018, as adjusted	6,089	300,866	266,173	(237,806)	17,756	353,078
Net income	—	—	14,248	—	487	14,735
Other comprehensive income, net of tax	—	—	—	3,501	—	3,501
Dividends	—	—	—	—	(83)	(83)

Balance at March 31, 2018	$6,089	$300,866	$280,421	$(234,305)	$18,160	$371,231

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income	$8,762	$14,735
Depreciation and amortization	933	889
Deferred income taxes	1,950	3,420
Equity in earnings of Kronos Worldwide, Inc.	(11,175)	(21,479)
Dividends received from Kronos Worldwide, Inc.	5,283	5,987
Cash funding of benefit plans in excess of net benefit plan expense	(26)	(120)
Other, net	16	1,637
Change in assets and liabilities:
Accounts and other receivables, net	(2,614)	(2,226)
Inventories, net	(381)	(980)
Prepaid expenses and other	(58)	(819)
Accounts payable and accrued liabilities	(3,371)	(2,867)
Income taxes	7	16
Accounts with affiliates	27	(132)
Accrued environmental remediation and related costs	2,605	3,848
Other noncurrent assets and liabilities, net	(2)	(66)

Net cash provided by operating activities	1,956	1,843

Cash flows from investing activities:
Capital expenditures	(621)	(644)
Promissory notes receivable from affiliate:
Loans	(14,100)	(12,400)
Collections	12,500	12,600
Other, net	2	224

Net cash used in investing activities	(2,219)	(220)

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	(83)	(83)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(346)	1,540
Balance at beginning of period	98,242	102,941

Balance at end of period	$97,896	$104,481

Supplemental disclosure - cash paid for:
Interest	$7	$8
Income taxes, net	$210	$25

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2018, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on March 12, 2018 (the 2017 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2017 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2017) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2018 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2017 Consolidated Financial Statements contained in our 2017 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	March 31,
	2017	2018
	(In thousands)
Trade receivables - CompX	$10,516	$12,745
Accrued insurance recoveries	145	141
Other receivables	79	74
Allowance for doubtful accounts	(70)	(72)

Total	$10,670	$12,888

Accrued insurance recoveries are discussed in Note 13.

Note 3 – Inventories, net:

	December 31,	March 31,
	2017	2018
	(In thousands)
Raw materials	$2,730	$2,770
Work in process	9,836	10,667
Finished products	2,816	2,891

Total	$15,382	$16,328

Note 4 – Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc.  Prior to 2018, any unrealized gains or losses on the securities were recognized through other comprehensive income, net of deferred income taxes.  Beginning on January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, our marketable equity securities will continue to be carried at fair value as noted below, but any unrealized gains or losses on the securities are now recognized as a component of other income included in Securities Transactions, net on our Condensed Consolidated Statements of Income.

	Fair value measurement level	Market value	Cost basis	Unrealized gain
		(In thousands)
December 31, 2017
Valhi common stock	1	$88,681	$24,347	$64,334

March 31, 2018
Valhi common stock	1	$87,100	$24,347	$62,753

At December 31, 2017 and March 31, 2018, we held approximately 14.4 million shares of common stock of Valhi.  See Note 1.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2017 and March 31, 2018, the quoted per share market price of Valhi common stock was $6.17 and $6.06, respectively.  During the first three months of 2018 we recognized a securities transactions loss of $1.6 million related to the aggregate net change in market value of our marketable equity securities during such period.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2017 and March 31, 2018, we owned approximately 35.2 million shares of Kronos common stock.  At March 31, 2018, the quoted market price of Kronos’ common stock was $22.60 per share, or an aggregate market value of $796.0 million.  At December 31, 2017, the quoted market price was $25.77 per share, or an aggregate market value of $907.6 million.

The change in the carrying value of our investment in Kronos during the first three months of 2018 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$229.5
Equity in earnings of Kronos	21.5
Dividends received from Kronos	(6.0)
Equity in Kronos' other comprehensive income:
Currency translation	3.3
Defined benefit pension plans	.7

Balance at the end of the period	$249.0

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2017	2018
	(In millions)
Current assets	$1,062.5	$1,195.5
Property and equipment, net	506.4	514.1
Investment in TiO2 joint venture	86.5	79.6
Other noncurrent assets	169.0	149.4

Total assets	$1,824.4	$1,938.6

Current liabilities	$231.5	$261.1
Long-term debt	473.8	487.4
Accrued pension and postretirement benefits	261.9	267.6
Other noncurrent liabilities	102.9	104.2
Stockholders' equity	754.3	818.3

Total liabilities and stockholders' equity	$1,824.4	$1,938.6

	Three months ended March 31,
	2017	2018
	(In millions)
Net sales	$369.8	$430.4
Cost of sales	263.8	255.6
Income from operations	56.4	107.5
Income tax expense	11.0	29.0
Net income	36.8	70.7

Note 6 – Other noncurrent assets, net:

	December 31,	March 31,
	2017	2018
	(In thousands)
Restricted cash	$1,255	$1,256
Pension asset	2,593	2,844
Other	995	1,053

Total	$4,843	$5,153

Note 7 – Accrued and other current liabilities:

	December 31,	March 31,
	2017	2018
	(In thousands)
Employee benefits	$8,269	$4,965
Professional fees	350	726
Other	1,088	1,399

Total	$9,707	$7,090

Note 8 – Long-term debt:

During the first three months of 2018, our wholly owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At March 31, 2018, we had outstanding borrowings of $0.5 million under such facility, and the remaining $49.5 million was available for future borrowing under this facility.  Outstanding borrowings under such credit facility bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the three months ended March 31, 2018 was 6.625% and 6.40%, respectively.  We are in compliance with all of the covenants contained in such facility at March 31, 2018.

Note 9 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2017	2018
	(In thousands)
Interest cost	$506	$372
Expected return on plan assets	(689)	(590)
Recognized actuarial losses	394	365

Total	$211	$147

The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended
	March 31,
	2017	2018
	(In thousands)
Interest cost	$20	$15
Recognized actuarial gains	(54)	(63)

Total	$(34)	$(48)

Upon the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, our net periodic defined benefit pension cost and other postretirement benefit cost is presented as a separate line item (“Other components of net periodic pension and OPEB cost”) in our Condensed Consolidated Statements of Income for all periods presented.  See Note 16.

We currently expect our 2018 contributions to our defined benefit pension plans and other postretirement plans to be approximately $2.5 million.

Note 10 – Other noncurrent liabilities:

	December 31,	March 31,
	2017	2018
	(In thousands)
Reserve for uncertain tax positions	$7,312	$7,312
Insurance claims and expenses	620	638
Other	560	536

Total	$8,492	$8,486

Note 11 – Revenue Recognition

Our sales are conducted through our majority-owned subsidiary CompX and involve single performance obligations to ship our products pursuant to customer purchase orders.  In some cases, the purchase order is supported by an underlying master sales agreement, but the purchase order acceptance generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. Effective January 1, 2018 with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), see Note 16, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery.  Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and such payment being probable of occurring.  In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our products.  Prices for our products are based on terms specified in published list prices and purchase orders, which generally do not include financing components, noncash consideration or consideration paid to our customers.  As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component.  We state sales net of price, early payment and distributor discounts as well as volume rebates (collectively, variable consideration).   Variable

consideration, to the extent present, is not material and is recognized as the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period.   Differences, if any, between estimates of the amount of variable consideration to which we will be entitled and the actual amount of such variable consideration have not been material in the past. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Frequently, we receive orders for products to be delivered over dates that may extend across reporting periods. We invoice for each delivery upon shipment and recognize revenue for each distinct shipment when all sales recognition criteria for that shipment have been satisfied. As scheduled delivery dates for these orders are within a one year period, under the optional exemption provided by ASC 606, we do not disclose sales allocated to future shipments of partially completed contracts.

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (as required by ASC 606).

	Three months ended
	March 31,
	2017	2018
	(In thousands)
Net sales:
Security Products	$26,010	$24,056
Marine Components	3,938	4,357
Total net sales	$29,948	$28,413

Note 12 – Income taxes:

	Three months ended
	March 31,
	2017	2018
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018	$3.8	$3.8
Rate differences on equity in earnings of Kronos	(1.6)	(1.2)
Nontaxable income	(.2)	(.1)
U.S. state income taxes and other, net	.2	.8

Income tax expense	$2.2	$3.3

Comprehensive provision for income taxes (benefit) allocable to:
Net income	$2.2	$3.3
Other comprehensive income (loss):
Marketable securities	(.9)	-
Currency translation	.9	.7
Interest rate swap	.1	-
Pension plans	.5	.3
OPEB plans	(.1)	-

Total	$2.7	$4.3

As discussed in the 2017 Annual Report, on December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (“2017 Tax Act”) was enacted into law. This new tax legislation, among other changes, reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed. In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available.

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $5.3 million in the first three  months of 2017 and $6.0 million in the three months of 2018.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos represents the net tax (benefit) associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos and the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction.

Under GAAP, we are required to revalue our net deferred tax liability associated with our U.S. net taxable temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Other than with respect to temporary differences related to our marketable securities, and certain year-end actuarial valuations associated with our defined benefit pension and OPEB plans our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net taxable temporary differences was based on our net deferred tax liability as of December 31, 2017. Such revaluation resulted in a non-cash deferred income tax benefit of $37.5 million recognized as of December 31, 2017 in continuing operations, reducing our net deferred income tax liability.   The new tax legislation also eliminated the domestic production activities deduction beginning in 2018 and allows for the expensing of certain capital expenditures for assets placed in service between September 28, 2017 and December 31, 2022.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available. We have not made any additional measurement-period adjustments to the provisional amounts recorded for this item during the first quarter of 2018 because no new information became available during the period that required an adjustment.  We are still waiting on additional guidance that may impact the income tax effects of the new legislation recognized at December 31, 2017.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Income tax matters related to Kronos

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $652 million for Kronos’ German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Kronos’ Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset vauation allowance under the more-likely-than-not recognition critieria with respect to its German and Belgian net deferred income tax assets at such date.  Kronos continued to conclude such losses did not meet the more-likely-than-not recognition criteria through March 31, 2017, and during the first quarter of 2017 Kronos recognized an aggregate non-cash deferred income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period.  As also discussed in the 2017 Annual Report, at June 30, 2017, Kronos concluded it had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German and Belgian operations.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  Kronos elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 and the remaining $70.1 million will be paid in increments over the remainder of the eight year period.  Kronos has not made any measurement-period adjustments to the provisional amounts recorded for this item during the first quarter of 2018 because no new information became available during the period that required an adjustment.  Kronos continues to gather information and is awaiting further guidance, primarily from the state jurisdictions in which Kronos operates, and given the complexities of these new rules and the long time period over which information about its subsidiaries is needed further guidance is necessary in order to determine the amount of the Transition Tax, which may impact the Transition Tax recognized in the fourth quarter of 2017.  Kronos will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if Kronos determines an adjustment to the provisional amount recognized at December 31, 2017 is required, Kronos will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary). As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of Kronos’ non-U.S. subsidiaries accumulated up through December 31, 2017, Kronos determined effective December 31, 2017 that all of the post-1986 undistributed earnings of its European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 Kronos recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on its reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  Kronos has not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first quarter of 2018.  However, Kronos recorded a provisional non-cash deferred income tax expense of $.4 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of its non-U.S. subsidiaries in the first quarter of 2018.  Kronos is continuing its review of certain other provisions under the 2017 Tax Act and waiting on further guidance, primarily from the state jurisdictions in which it operates, that may impact its determination of the aggregate temporary differences attributable to its investments in its non-U.S. subsidiaries.  Kronos will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if Kronos determine an adjustment to the provisional amount recognized at December 31, 2017 and March 31, 2018 are required, Kronos will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, Kronos is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Kronos’ selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While Kronos’ future global operations depend on a number of different factors, Kronos does expect to have future U.S. inclusions in taxable income related to GILTI.  As such, Kronos has performed an analysis of GILTI’s impact on its provision and determined the impact is not material.  Because the impact is not material to its tax provision, Kronos has not recorded any adjustments related to potential GILTI tax in its financial statements in the first quarter of 2018.  Further, Kronos has not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  Kronos will complete its policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if Kronos determines such policy election impacts its provision, it will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, Kronos has evaluated the tax impact of BEAT on its tax provision in the first quarter of 2018 and determined that the tax law has no material impact on its tax provision as it has historically not entered into international payments between related parties that are unrelated to cost of goods sold.

None of Kronos U.S. and non-U.S. tax returns are currently under examination.  As a result of prior audits in certain jurisdictions, which are now settled, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether Kronos would agree to execute and finalize such agreements.  During the third quarter of 2017, Kronos’ Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (the “Canada-Germany APA”) effective for tax years 2005 - 2017.  During the first quarter of 2018, Kronos’ German subsidiary executed and finalized the related Advance Pricing Agreement with the Competent Authority for Germany (the “Germany- Canada APA”) effective for tax years 2005 - 2017.  Kronos recognized a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between its German and Canadian subsidiaries.

Note 13 – Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended
	March 31,
	2017	2018
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$20,473	$46,069
Change in accounting principle	—	(46,069)
Balance at beginning of period, as adjusted	20,473	—
Other comprehensive income - unrealized gains (losses) arising during the year	(1,722)	—

Balance at end of period	$18,751	$—

Currency translation:
Balance at beginning of period	$(175,859)	$(164,467)
Other comprehensive income	1,771	2,591

Balance at end of period	$(174,088)	$(161,876)

Interest rate swap:
Balance at beginning of period	$(390)	$—
Other comprehensive income:
Unrealized gains arising during the year	1	—
Less reclassification adjustment for amounts included in interest expense	111	—

Balance at end of period	$(278)	$—

Defined benefit pension plans:
Balance at beginning of period	$(76,710)	$(72,951)
Other comprehensive income - amortization of net losses included in net periodic pension cost	867	983

Balance at end of period	$(75,843)	$(71,968)

OPEB plans:
Balance at beginning of period	$(360)	$(388)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(48)	(73)

Balance at end of period	$(408)	$(461)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(232,846)	$(191,737)
Change in accounting principle	—	(46,069)
Balance at beginning of period, as adjusted	(232,846)	(237,806)
Other comprehensive income	980	3,501

Balance at end of period	$(231,866)	$(234,305)

See Note 9 for amounts related to our defined benefit pension plans and OPEB plans.

Note 14 – Commitments and contingencies:

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

•	no final, non-appealable adverse verdicts have ever been entered against NL (subject to the final outcome of the Santa Clara case discussed below), and
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

In one of these lead pigment cases, in April 2000 we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the Judge issued a judgment finding us, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement.  The trial court’s judgment also found that to the extent any abatement funds remained unspent after four years, such funds were to be returned to the defendants.  In February 2014, we filed a motion for a new trial, and in March 2014 the trial court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California. On November 14, 2017, the Sixth District Court of Appeal issued its opinion, upholding the trial court’s judgment, except that it reversed the portion of the judgment requiring abatement of homes built between 1951 and 1980 which significantly reduced the number of homes subject to the abatement order.  In addition, the appellate court ordered the case be remanded to the trial court to recalculate the amount of the abatement fund, to limit it to the amount necessary to cover the cost of investigating and remediating pre-1951 homes, and to hold an evidentiary hearing to appoint a suitable receiver.  In addition, the appellate court found that we and the other defendants had the right to seek recovery from liable parties that contributed to a hazardous condition at a particular property.  Subsequently, we and the other defendants filed a Petition with the California Supreme Court seeking its review of a number of issues.  On February 14, 2018, the California Supreme Court denied such petition.  We and the other defendants have indicated they intend to file an appeal with the U.S. Supreme Court, seeking its review of two federal issues in the trial court’s original judgment.  Review by the U.S. Supreme Court is discretionary, and there can be no assurance that the U.S. Supreme Court would agree to hear any such appeal that we and the other defendants would file, or if they would agree to hear any such appeal, that the U.S. Supreme Court would rule in favor of us and the other defendants.  We and the other defendants intend to seek a stay of the case in the trial court, pending its appeal to the U.S. Supreme Court.  Granting of such a stay by the appellate court is discretionary.  If no such stay is issued, the remand to the trial court would proceed, and under such remand the trial court would, among other things, (i) recalculate the amount of the abatement fund, excluding remediation of homes built between 1951 and 1980, (ii) hold an evidentiary hearing to appoint a suitable receiver for the abatement fund and (iii) enter an order setting forth its rulings on these issues.  We believe any party will have a right to appeal any of these new decisions made by the trial court from the remand of the case.

The Santa Clara case is unusual in that this is the second time that an adverse verdict in the lead pigment litigation has been entered against us (the first adverse verdict against us was ultimately overturned on appeal). Given the appellate court’s November 2017 ruling, and the denial of an appeal by the California Supreme Court, we have concluded that the likelihood of a loss in this case has reached a standard of “probable” as contemplated by ASC 450.  However, we have also concluded that the amount of such loss cannot be reasonably estimated at this time (nor can a range of loss be reasonably estimated) because, among other things:

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

•	We and the other two defendants are jointly and severally liable for the abatement, and we do not believe any individual defendant would be 100% responsible for the cost of any abatement.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.   We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2017 and March 31, 2018, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2018 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$111,909
Additions charged to expense, net	4,162
Payments, net	(313)

Balance at the end of the period	$115,758

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$18,252
Noncurrent liability	97,506

Balance at the end of the period	$115,758

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At March 31, 2018, we had accrued approximately $116 million related to approximately 38 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $146 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At March 31, 2018, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2017 Annual Report.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 106 of these types of cases pending, involving a total of approximately 579 plaintiffs.  In addition, the claims of approximately 8,676 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state court.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.

Based on information available to us, including:

•	facts concerning historical operations,
•	the rate of new claims,
•	the number of claims from which we have been dismissed, and
•	our prior experience in the defense of these matters,

we believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material).  Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity.  We have sought and will continue to vigorously seek, dismissal and/or a finding of no liability from each claim.  In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us. For a discussion of other legal proceedings to which we are a party, refer to our 2017 Annual Report.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2017		March 31, 2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$102,941	$102,941	$104,481	$104,481
Noncontrolling interest in CompX common stock	17,756	22,224	18,160	23,060

The fair value of our noncontrolling interest in CompX stockholders’ equity is based upon its quoted market price at each balance sheet date, which represents a Level 1 input.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 16 – Recent accounting pronouncements:

Adopted

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) for all contracts which were not completed as of January 1, 2018 using the modified retrospective method.  Prior to adoption of this standard, we recorded sales when our products were shipped and title and other risks and rewards of ownership had passed to our customer, which was generally at the time of shipment (although in some instances shipping terms were FOB destination point, for which we did not recognize revenue until the product was received by our customer).  Following adoption of this standard, we record sales when we satisfy our performance obligations to our customers by transferring control of our products to them, which we have determined is at the same point in time that we recognized revenue prior to adoption of this new standard.  Accordingly, the adoption of Topic 606 as of January 1, 2018 did not have a material impact on our consolidated financial statements, and we believe adoption of this standard will have a minimal effect on our revenues on an ongoing basis.  See Note 11.

On January 1, 2018, we adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects related to the recognition, measurement, presentation and disclosure of financial instruments.  The ASU requires equity investments (except for those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to generally be measured at fair value with changes in fair value recognized in net income (previously, changes in fair value of such securities were recognized in other comprehensive income).  The amendment also requires a number of other changes, including among others:  simplifying the impairment assessment for equity instruments without readily determinable fair values; eliminating the requirement for public business entities to disclose methods and assumptions used to determine fair value for financial instruments measured at amortized cost; requiring an exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requiring separate presentation of financial assets and liabilities by measurement category and form of asset.  We adopted the new standard prospectively.  The most significant aspect of adopting this ASU is the requirement to recognize changes in fair value of our available-for-sale marketable equity securities in net income. At December 31, 2017, our entire portfolio of marketable securities consisted of marketable equity securities.  Upon adoption of the ASU on January 1, 2018, the entire balance of our accumulated other comprehensive income related to marketable securities of $46.1 million was reclassified to our beginning retained earnings pursuant to the transition requirements of the ASU.

In March 2017, the FASB issued ASU 2017-07, Compensation— Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example). We adopted the amendments in ASU 2017-07 beginning in the first quarter of 2018, with retrospective presentation in our Condensed Consolidated Statements of Income.  We began applying ASU 2017-07 prospectively beginning on January 1, 2018 as it relates to the capitalization of the service cost component of net benefit cost into assets (primarily inventory).  We are availing ourselves of the practical expedient that permits us to use amounts we previously disclosed as components of our net periodic defined benefit pension and OPEB cost for periods prior to the adoption of this ASU as the estimation basis for applying the retrospective presentation requirements.  As a result we have reclassified $.2 million previously classified as part of corporate expense for the three months ended March 31, 2017, to “Other components of net periodic pension and OPEB cost” in our Condensed Consolidated Statement of Income.

Pending adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are in the process of assessing all of our current leases.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the insignificant amount of our future minimum payments under non-cancellable operating leases at December 31, 2017 discussed in Note 17 to our 2017 Annual Report, we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheets.

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

Results of operations

Net income overview

Quarter ended March 31, 2018 compared to the quarter ended March 31, 2017

Our net income attributable to NL stockholders was $14.3 million, or $.29 per share, in the first quarter of 2018 compared to net income attributable to NL stockholders of $8.4 million, or $.17 per share, in the first quarter of 2017.  As more fully described below, the increase in our earnings per share from 2017 to 2018 is primarily due to the net effects of:

•	equity in earnings of Kronos in 2018 of $21.5 million compared to $11.2 million in 2017;
•	higher litigation fees and related costs of $1.3 million in 2018 and

•	higher environmental remediation and related costs of $1.1 million in 2018.

Our 2017 net income attributable to NL stockholders includes income of $.02 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ non-cash deferred income tax benefit recognized as a result of a net decrease in Kronos’ deferred income tax asset valuation allowance related to its German and Belgian operations.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended March 31,		%
	2017	2018	Change
	(in millions)
CompX	$4.5	$4.4	(5)%
Insurance recoveries	0.1	.2	226
Other income, net	—	.6	n/m
Corporate expense	(5.3)	(8.0)	(50)
Loss from operations	$(0.7)	$(2.8)	300

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income (loss) from operations.

	Three months ended March 31,		%
	2017	2018	Change
	(in millions)
Equity in earnings of Kronos	$11.2	$21.5	92%
Securities transactions, net	—	(1.6)	n/m
Other components of net periodic pension and OPEB	(.2)	(.1)	(44)
Interest and dividend income	.7	1.1	54

CompX International Inc.

	Three months ended March 31,		%
	2017	2018	Change
	(in millions)
Net sales	$29.9	$28.4	(5)%
Cost of sales	20.3	18.9	(7)
Gross margin	9.6	9.5	(2)
Operating costs and expenses	5.1	5.1	(1)
Income from operations	$4.5	$4.4	(3)

Percentage of net sales:
Cost of sales	68%	67%
Gross margin	32	33
Operating costs and expenses	17	18
Income from operations	15	15

Net sales – Net sales decreased $1.5 million in the first quarter of 2018 compared to the same period of 2017, primarily due to lower Security Products sales volumes to existing government security customers and to a lesser extent lower sales to an original equipment manufacturer of recreational transportation products, partially offset by higher Marine Components sales for the quarter. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of goods sold as a percentage of sales decreased 1% in the first quarter of 2018 compared to the same period in 2017.  As a result, gross profit as a percentage of sales increased over the same period. The increase in gross profit percentage is due to reduced fixed costs at Security Products, primarily resulting from headcount reductions made in 2017, and manufacturing efficiencies and improved fixed cost leverage at Marine Components. Gross profit dollars decreased due to lower sales at Security Products.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the first quarter of 2018 were comparable to the same period in 2017.

Income from operations – As a percentage of net sales, operating income for the first quarter of 2018 was comparable to the same period of 2017 as a result of the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended March 31,		%
	2017	2018	Change
	(in millions)
Net sales:
Security Products	$26,010	$24,056	(8)%
Marine Components	3,938	4,357	11
Total net sales	$29,948	$28,413	(5)

Gross margin:
Security Products	$8,725	$8,303	(5)%
Marine Components	961	1,201	25
Total gross margin	$9,686	$9,504	(2)

Income from operations:
Security Products	$5,691	$5,612	(1)%
Marine Components	371	586	58
Corporate operating expenses	(1,538)	(1,825)	(19)
Total income from operations	$4,524	$4,373	(3)

Gross margin:
Security Products	34%	35%
Marine Components	24%	28%
Total gross margin	32%	33%
Income from operations margin:
Security Products	22%	23%
Marine Components	9%	13%
Total income from operations margin	15%	15%

Security Products — Security Products net sales decreased 8% in the first quarter of 2018 compared to the same period last year. The decrease in sales is primarily due to approximately $1.1 million in lower sales to existing government security customers and $0.3 million in lower sales to a customer serving the recreational transportation market.  Gross profit margin and operating income as a percentage of sales in 2018 increased compared to the same period in 2017 due to lower fixed costs resulting primarily from headcount reductions made in 2017.

Marine Components – Marine Components net sales increased 11% in the first quarter of 2018 as compared to the same period last year, reflecting generally improved demand for products sold to various markets. Gross profit margin and operating income as a percentage of sales in 2018 increased significantly compared to the same period in 2017 primarily due to improved manufacturing efficiencies and greater fixed cost leverage facilitated by higher production volumes.

Outlook – As expected, first quarter sales did not match the levels achieved in early 2017 due to more normalized demand from existing government customers and lower sales to the transportation market, where a significant customer of the segment continues to experience weakened sales volumes, in 2018. While we expect continued softness in transportation sales, full year sales of security products to existing government customers should be comparable to 2017. We expect consolidated sales for full year 2018 to meet or exceed 2017 based on anticipated growth in sales to other Security Products markets and continued growth in Marine Component sales, where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Corporate expense – Corporate expenses were $8.0 million in the first quarter of 2018, $2.7 million higher than in the first quarter of 2017 primarily due to higher litigation fees and related costs and higher environmental remediation and related costs in 2018.  Included in corporate expense in the first quarter of 2017 and 2018 are:

•	litigation fees and related costs of $1.9 million in 2018 compared to $.6 million in 2017, and
•	environmental remediation and related costs of $4.2 million in 2018 compared to $3.0 million in 2017.

The level of our litigation fees and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 14 to our Condensed Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expect to be involved during 2018 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2018, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase in our accrued environmental costs.  See Note 14 to our Condensed Consolidated Financial Statements.

Overall, we currently expect that our net general corporate expenses in 2018 will be higher than in 2017 primarily due to higher expected litigation and related costs.

Interest and dividend income – Interest and dividend income increased $.4 million in the first quarter of 2018 compared to the prior year period primarily due to interest income earned on CompX’s revolving promissory note receivable from Valhi, which CompX entered into in August 2016.  Interest income on such note receivable from Valhi was $.3 million in the first quarter of 2017 and $.5 million in the first quarter of 2018.

Income tax expense (benefit) – We recognized an income tax expense of $3.3 million in the first quarter of 2018 compared to income tax expense of $2.2 million in the first quarter of 2017.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $5.3 million in the first three months of 2017 and $6.0 million in the first three months of 2018.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was 15.5% in the first three months of 2018 and 21.0% in the first three months of 2017.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2018 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first quarter of 2017 and 2018.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2017	2018	Change
	(in millions)
Net sales	$369.8	$430.4	16%
Cost of sales	263.8	255.6	(3)%
Gross margin	$106.0	$174.8

Income from operations	$56.4	$107.5	91%
Other, net	.2	1.0
Securities transactions, net	-	(.2)
Other components of net periodic pension and OPEB cost	(4.1)	(3.8)
Interest expense	(4.7)	(4.8)
Income before income taxes	47.8	99.7
Income tax expense	11.0	29.0
Net income	$36.8	$70.7

Percentage of net sales:
Cost of sales	71%	59%
Income from operations	15%	25%

Equity in earnings of Kronos Worldwide, Inc.	$11.2	$21.5

TiO2 operating statistics:
Sales volumes*	143	125	(13)%
Production volumes*	145	133	(8)%

Change in TiO2 net sales:
TiO2 product pricing			26%
TiO2 sales volumes			(13)%
TiO2 product mix/other			(5)%
Changes in currency exchange rates			8%
Total			16%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock ore.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Due to the successful implementation of previously-announced price increases, average selling prices rose throughout 2017 and, to a lesser extent, into the first quarter of 2018.  Kronos’ average TiO2 selling prices at the end of 2017 were 27% higher than at the end of 2016.  Kronos’ average selling prices at the end of the first quarter of 2018 were 4% higher than at the end of 2017, with higher prices in the European, North American and export markets, partially offset by lower prices in Latin America.  Kronos experienced lower sales volumes in all major markets in the first quarter of 2018 as compared to the record sales volumes achieved in the same period of 2017.

Kronos operated its production facilities at approximately 95% of practical capacity in the first quarter of 2018 compared to full practical capacity utilization rates in the first quarter of 2017.

Due to a moderate rise in the cost of third-party feedstock ore we procured in 2017, Kronos’ cost of sales per metric ton of TiO2 sold in the first three months of 2018 was higher as compared to the first three months of 2017 (excluding the effect of changes in currency exchange rates).

Net sales - Net sales in the first quarter of 2018 increased 16%, or $60.6 million, compared to the first quarter of 2017 primarily due to the net effect of a 26% increase in average TiO2 selling prices (which increased net sales by approximately $96 million) and a 13% decrease in sales volumes (which decreased net sales by approximately $48 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 13% in the first quarter of 2018 as compared to the record first quarter sales volumes of 2017 primarily due to lower sales in all major markets due to a controlled ramp-up in January 2018 as we brought the second phase of our new global enterprise resource planning system online, and as inventory levels remained tight (in part due to lower production volues in the first quarter of 2018, as discussed below) during the spring and summer months.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) increased our net sales by approximately $31 million as compared to the first quarter of 2017.

Cost of sales and gross margin - Cost of sales decreased $8.2 million or 3% in the first quarter of 2018 compared to the first quarter of 2017 due to the net effect of a 13% decrease in sales volumes, an 8% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $12 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the first quarter of 2018 compared to the record production volumes in the first quarter of 2017 was primarily due to the timing of scheduled maintenance at certain facilities in 2018 as well as the implementation of a productivity-enhancing improvement project at Kronos’ Belgian facility.  Kronos’ cost of sales as a percentage of net sales decreased to 59% in the first quarter of 2018 compared to 71% in the same period of 2017 as the favorable impact of higher average selling prices more than offset the unfavorable effects related to lower production volumes and  higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales increased to 41% in the first quarter of 2018 compared to 29% in the first quarter of 2017.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Other operating income and expense, net - Other operating income and expense, net in the first quarter of 2018 was $67.3 million, an increase of $17.7 million compared to the first quarter of 2017.  Other operating income and expense, net increased in 2018 in part due to higher general and administrative costs related to the implementation of a new accounting and manufacturing software system, higher sales support costs and currency fluctuations (primarily the euro).

Income from operations - Income from operations increased by $51.1 million in the first quarter of 2018 compared to the first quarter of 2017.  Income from operations as a percentage of net sales increased to 25% in the first quarter of 2018 from 15% in the same period of 2017.  This increase was driven by the increase in gross margin, discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $1 million in the first quarter of 2018 as compared to the same period in 2017, as discussed below.

Other non-operating income (expense) - Other components of net periodic pension and OPEB cost in the first quarter of 2018 was comparable to the first quarter of 2017.  Interest expense in the first quarter of 2018 was comparable to the first quarter of 2017.  Kronos currently expects its interest expense for all of 2018 will be comparable to 2017, as higher average debt levels in 2018 resulting from the September 2017 issuance of its Senior Secured Notes would be offset by lower average interest rates on outstanding indebtedness.

Income tax expense – Kronos recognized income tax expense of $29.0 million in the first quarter of 2018 compared to $11.0 million in the first quarter of 2017.  The difference is primarily due to the net effects of higher income from operations in the first quarter of 2018 which is partially offset by the decrease in U.S. Federal income tax rate as discussed below.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and effective in 2018 the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, Kronos would generally expect its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its non-U.S. operations.  Prior to 2018, the income tax rates applicable to our pre-tax earnings (losses) of its non-U.S. operations were generally lower than the U.S. federal statutory tax rate of 35%.

Kronos has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  Kronos continued to conclude such losses did not meet the more-likely-than-not recognition criteria through March 31, 2017, and during the first quarter of 2017 Kronos recognized an aggregate non-cash deferred income tax benefit of $5.0 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period.  As also discussed in the 2017 Annual Report, at June 30, 2017, Kronos concluded it had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German and Belgian operations.

As discussed in the 2017 Annual Report, on December 22, 2017, the 2017 Tax Act was enacted into law.  This new tax legislation, among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implemented a territorial tax system and imposed a one-time repatriation tax (“Transition Tax”) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminated U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminated the domestic production activities deduction beginning in 2018; (v) eliminated the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposed a tax on global intangible low-tax income (“GILTI”) beginning in 2018; (viii) imposed a base erosion anti-abuse tax (“BEAT”) beginning in 2018; and (vi) amended the rules limiting the deduction for business interest expense beginning in 2018. Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available in the reporting period within the measurement period in which such adjustment is determined.

Under GAAP, Kronos is required to revalue its net deferred tax asset associated with its U.S. net deductible temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Kronos temporary differences as of December 31, 2017 were not materially different from its temporary differences as of the enactment date, accordingly revaluation of its net deductible temporary differences was based on its net deferred tax assets as of December 31, 2017.  Such revaluation was recognized in continuing operations and was not material to us.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  Kronos elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 and is netted with its current receivables from affiliates (income taxes receivable from Valhi) classified as a current asset in its Condensed Consolidated Balance Sheet, and the remaining $70.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in its Condensed Consolidated Balance Sheet and will be paid in increments over the remainder of the eight year period.  Kronos has not made any measurement-period adjustments to the provisional amounts recorded for this item during the first quarter of 2018 because no new information became available during the period that required an adjustment.  Kronos is continuing to gather information and awaiting on further guidance, primarily from the state jurisdictions in which it operates, and given the complexities of these new rules and the long time period over which information about Kronos’ subsidiaries is needed further guidance is necessary in order to determine the amount of the Transition Tax, which may impact the Transition Tax recognized in the fourth quarter of 2017.  Kronos’ will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if Kronos determine an adjustment to the provisional amount recognized at December 31, 2017 is required, it will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of its non-U.S. subsidiaries accumulated up through December 31, 2017, Kronos determined effective December 31, 2017 that all of the post-1986 undistributed earnings of its European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 Kronos recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on its reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  Kronos has not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first quarter of 2018.  However, Kronos recorded a provisional non-cash deferred income tax expense of $.4 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of its non-U.S. subsidiaries in the first quarter of 2018.  Kronos is continuing its review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which it operates that may impact its determination of the aggregate temporary differences attributable to Kronos’ investments in its non-U.S. subsidiaries.  Kronos will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if Kronos determines an adjustment to the provisional amount recognized at December 31, 2017 and March 31, 2018 is required, it will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, Kronos is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Kronos’ selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While Kronos’ future global operations depend on a number of different factors, Kronos does expect to have future U.S. inclusions in taxable income related to GILTI.  As such, Kronos has performed an analysis of GILTI’s impact on its provision and determined the impact is not material.  Because the impact is not material to its tax provision, Kronos has not recorded any adjustments related to potential GILTI tax in its financial statements in the first quarter of 2018.  Further, Kronos has not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  Kronos will complete its policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if Kronos determines such policy election impacts its provision, it will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, Kronos has evaluated the tax impact of BEAT on its tax provision in the first quarter of 2018 and determined that the tax law has no material impact on its tax provision as it has historically not entered into international payments between related parties that are unrelated to cost of goods sold.

Effects of Currency Exchange Rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently its non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all Kronos’ production facilities, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  As discussed in Note 14 to Kronos’ Condensed Consolidated Financial Statements, Kronos periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts it holds from time to time serves in part to mitigate the currency transaction gains or losses we would otherwise recognize from the first two items described above.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on the reported amounts of our sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates three months ended March 31, 2018 vs March 31, 2017

	Transaction losses recognized			Translation gains – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$31	$31
Income from operations	-	(5)	(5)	6	1

The $31 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2018 as compared to 2017.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2018 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $1 million increase in income from operations was comprised of the following:

•

Approximately $5 million from net currency transaction losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $6 million from net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2018 as compared to 2017, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2018 as compared to 2017.

Outlook

Kronos expect its production volumes in 2018 to be slightly lower as compared to the record 2017 production volumes.  Assuming current global economic conditions continue and based on anticipated production levels, Kronos expects its 2018 sales volumes to be slightly lower as compared to record 2017 sales volumes.  Kronos continues to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

The cost of third-party feedstock ore Kronos purchased in the first quarter of 2018 was higher as compared to the fourth quarter of 2017, and such higher cost feedstock ore will be reflected in its results of operations beginning in the second quarter of 2018.  Kronos expects its cost of sales per metric ton of TiO2 sold in 2018 will be moderately higher than our per-metric ton cost in 2017 primarily due to higher third-party feedstock ore costs.

Kronos started 2018 with average selling prices 27% higher than the beginning of 2017, and average selling prices increased by an additional 4% in the first three months of 2018.  Industry data indicates that overall TiO2 inventory held by producers remained at low levels throughout 2017 and into the first quarter of 2018.  Kronos continues to see evidence of strong demand for its TiO2 products across nearly all segments, which could lead to additional selling price increases during the remainder of 2018 (although the magnitude of selling price increases we would achieve for all of 2018 would not be expected to be comparable to the magnitude of selling price increases we achieved during 2017).

Overall, Kronos expects sales in 2018 will be higher as compared to 2017, principally as a result of expected higher average selling prices, and it expects operating income in 2018 will be higher as compared to 2017, principally as a result of expected higher average selling prices in 2018 as compared to 2017, partially offset by higher raw material costs (principally feedstock ore).

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, we believe increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  Any major expansion of TiO2 production capacity, if announced, would take a number of years before such production would become available to meet future growth in demand.

Kronos expectations for future operating results are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances.  If actual developments differ from its expectations, our results of operations could be unfavorably affected.

Liquiditity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $1.8 million in the first three months of 2018 compared to $2.0 million in the first three months of 2017.  The $.2 million net decrease in cash provided by operating activities includes the net effects of:

•	higher net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2018 of $.3 million;
•	lower cash paid for income taxes of $.2 million in 2018 primarily as a result of the timing of tax payments;
•	higher interest and dividend income in 2018 of $.4 million.
•	higher dividends received from Kronos in 2018 of $.7 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended March 31,
	2017	2018
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$(.2)	$(.2)
NL Parent and wholly-owned subsidiaries	2.7	2.5
Eliminations	(.5)	(.5)
Total	$2.0	$1.8

Changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to March as the result of seasonally higher sales during the first quarter as compared to the fourth quarter. Overall, our March 31, 2018 days sales outstanding compared to December 31, 2017 is in line with our expectations. Our average number of days sales in inventory has typically decreased between year-end and the end of the first calendar quarter due to higher seasonal sales in the first quarter. However, average days sales in inventory was consistent from December 31, 2017 to March 31, 2018, despite higher first quarter sales relative to the preceding quarter, due to a build in work-in-process inventories of approximately $0.7 million based on anticipated second quarter customer demand in certain markets. For comparative purposes, we have provided December 31, 2016 and March 31, 2017 numbers below.

	December 31,	March 31,	December 31,	March 31,
	2016	2017	2017	2018
Days sales outstanding	36 days	39 days	38 days	41 days
Days in inventory	79 days	69 days	79 days	79 days

Investing activities

Our capital expenditures were $0.6 million in each of the first three months of 2017 and 2018. During the first quarter of 2018, Valhi repaid a net $0.2 million under the promissory note ($12.4 million of gross borrowings and $12.6 million of gross repayments). During the first quarter of 2017, Valhi borrowed a net $1.6 million under the promissory note ($14.1 million of gross borrowings and $12.5 million of gross repayments).

Financing activities

Cash flows from financing activities in the first three months of each of 2017 and 2018 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At March 31, 2018, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at March 31, 2018.  See Note 8 to our Condensed Consolidated Financial Statements.

Kronos’ North American and European revolvers and its senior secured notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or make other restricted pyaments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at March 31, 2018.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At March 31, 2018, we had aggregate cash, cash equivalents and restricted cash of $104.5 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$28.4
NL Parent and wholly-owned subsidiaries	76.1
Total	$104.5

In addition, at March 31, 2018 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $87.1 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at March 31, 2018 with an aggregate market value of $796.0 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2019) including any amounts CompX might loan from time to time under the terms of its new revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At March 31, 2018, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2018 totaled $0.6 million.  CompX’s 2018 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2018, based on the number of shares of common stock of these affiliates we own as of March 31, 2018 and their current regular quarterly dividend rate, is presented in the table below.

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

Off-balance sheet financing arrangements

Other than operating lease commitments discussed in our 2017 Annual Report, we are not party to any material off-balance sheet financing arrangements.

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2017 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2017Annual Report, or in Note 14 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings.  In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2017 Annual Report, and we refer you to Part I, Item 7A. –“Quantitative and Qualitative Disclosure about Market Risk” in our 2017 Annual Report.  See also Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2018.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Other – As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of equity method investees and (ii) internal control over the preparation of any financial statement schedules which would be required by Article 12 of Regulation S-X.  However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investment that are recorded in the consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 14 to our Condensed Consolidated Financial Statements and our 2017 Annual Report.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2017 Annual Report.

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 8, 2018	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: May 8, 2018	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Controller, Principal Accounting Officer)