Form 10-Q
period 2018-06-30
NL INDUSTRIES INC
filed 2018-08-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on August 1, 2018:  48,727,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2017	2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,316	$111,140
Restricted cash and cash equivalents	3,370	3,445
Accounts and other receivables, net	10,670	29,079
Inventories, net	15,382	16,579
Receivable from affiliate	1,767	-
Prepaid expenses and other	1,162	938

Total current assets	130,667	161,181

Other assets:
Notes receivable from affiliate	38,200	37,600
Marketable securities	88,681	68,415
Investment in Kronos Worldwide, Inc.	229,543	259,752
Goodwill	27,156	27,156
Other assets, net	4,843	5,027

Total other assets	388,423	397,950

Property and equipment:
Land	5,146	5,141
Buildings	23,044	22,910
Equipment	67,926	68,447
Construction in progress	569	1,013

	96,685	97,511
Less accumulated depreciation	64,159	65,563

Net property and equipment	32,526	31,948

Total assets	$551,616	$591,079

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2017	2018
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,116	$3,684
Accrued and other current liabilities	9,707	68,445
Accrued environmental remediation and related costs	5,302	18,253
Payable to affiliates	429	461
Income taxes	30	46

Total current liabilities	19,584	90,889

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued pension costs	12,194	11,490
Accrued postretirement benefits (OPEB) costs	1,846	1,737
Accrued environmental remediation and related costs	106,607	97,208
Deferred income taxes	49,315	39,563
Other	8,492	25,413

Total noncurrent liabilities	178,954	175,911

Equity:
NL stockholders' equity:
Common stock	6,089	6,090
Additional paid-in capital	300,866	301,139
Retained earnings	220,104	237,807
Accumulated other comprehensive loss	(191,737)	(239,504)

Total NL stockholders' equity	335,322	305,532

Noncontrolling interest in subsidiary	17,756	18,747

Total equity	353,078	324,279

Total liabilities and equity	$551,616	$591,079

Commitments and contingencies (Note 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(unaudited)
Net sales	$30,002	$32,385	$59,950	$60,798
Cost of sales	20,494	21,151	40,757	40,061

Gross margin	9,508	11,234	19,193	20,737

Selling, general and administrative expense	4,907	5,251	10,066	10,380
Other operating income (expense):
Insurance recoveries	66	200	116	363
Other income, net	-	8	-	627
Litigation settlement expense, net	-	(62,000)	-	(62,000)
Corporate expense	(3,233)	(4,816)	(8,555)	(12,769)

Income (loss) from operations	1,434	(60,625)	688	(63,422)

Equity in earnings of Kronos Worldwide, Inc.	59,745	23,645	70,920	45,124

Other income (expense):
Marketable equity securities	-	(18,685)	-	(20,266)
Other components of net periodic pension and OPEB cost	(177)	(99)	(354)	(198)
Interest and dividend income	881	1,222	1,577	2,294
Interest expense	(7)	(8)	(14)	(16)

Income (loss) before income taxes	61,876	(54,550)	72,817	(36,484)

Income tax expense (benefit)	20,278	(12,588)	22,457	(9,258)

Net income (loss)	41,598	(41,962)	50,360	(27,226)
Noncontrolling interest in net income of subsidiary	431	653	843	1,140

Net income (loss) attributable to NL stockholders	$41,167	$(42,615)	$49,517	$(28,366)

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$.85	$(.87)	$1.02	$(.58)

Weighted average shares used in the calculation of net income per share	48,710	48,721	48,708	48,718

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(unaudited)
Net income (loss)	$41,598	$(41,962)	$50,360	$(27,226)

Other comprehensive income (loss), net of tax:
Marketable securities	(2,869)	-	(4,591)	-
Currency translation	2,925	(6,108)	4,696	(3,517)
Interest rate swap	(84)	-	28	-
Defined benefit pension plans	393	974	1,260	1,957
Other postretirement benefit plans	(48)	(65)	(96)	(138)

Total other comprehensive income (loss), net	317	(5,199)	1,297	(1,698)

Comprehensive income (loss)	41,915	(47,161)	51,657	(28,924)
Comprehensive income attributable to noncontrolling interest	431	653	843	1,140

Comprehensive income (loss) attributable to NL stockholders	$41,484	$(47,814)	$50,814	$(30,064)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2018

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
	(unaudited)
Balance at December 31, 2017	$6,089	$300,866	$220,104	$(191,737)	$17,756	$353,078

Change in accounting principle - ASU 2016-01	—	—	46,069	(46,069)	—	—
Balance at January 1, 2018, as adjusted	6,089	300,866	266,173	(237,806)	17,756	353,078
Net income (loss)	—	—	(28,366)	—	1,140	(27,226)
Other comprehensive income (loss), net of tax	—	—	—	(1,698)	—	(1,698)
Issuance of NL common stock	1	119	—	—	—	120
Dividends	—	—	—	—	(167)	(167)
Other, net	—	154	—	—	18	172

Balance at June 30, 2018	$6,090	$301,139	$237,807	$(239,504)	$18,747	$324,279

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$50,360	$(27,226)
Depreciation and amortization	1,861	1,752
Deferred income taxes	21,309	(9,312)
Equity in earnings of Kronos Worldwide, Inc.	(70,920)	(45,124)
Dividends received from Kronos Worldwide, Inc.	10,566	11,974
Cash funding of benefit plans in excess of net benefit plan expense	(23)	(137)
Marketable equity securities	-	20,266
Other, net	280	371
Change in assets and liabilities:
Accounts and other receivables, net	(1,814)	(3,414)
Inventories, net	(417)	(1,300)
Prepaid expenses and other	81	224
Accounts payable and accrued liabilities	(2,581)	43,266
Income taxes	(1)	12
Accounts with affiliates	(985)	1,799
Accrued environmental remediation and related costs	2,500	3,552
Other noncurrent assets and liabilities, net	(33)	16,760

Net cash provided by operating activities	10,183	13,463

Cash flows from investing activities:
Capital expenditures	(1,611)	(1,367)
Promissory notes receivable from affiliate:
Loans	(39,300)	(25,300)
Collections	27,200	25,900
Other, net	2	225

Net cash used in investing activities	(13,709)	(542)

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	(166)	(167)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(3,692)	12,754
Balance at beginning of period	98,242	102,941

Balance at end of period	$94,550	$115,695

Supplemental disclosure - cash paid (received) for:
Interest	$14	$16
Income taxes, net	$2,157	$(1,747)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2018, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE American: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on March 12, 2018 (the 2017 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2017 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2017) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2018 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2017 Consolidated Financial Statements contained in our 2017 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	June 30,
	2017	2018
	(In thousands)
Trade receivables - CompX	$10,516	$13,831
Accrued insurance recoveries	145	15,000
Other receivables	79	318
Allowance for doubtful accounts	(70)	(70)

Total	$10,670	$29,079

Accrued insurance recoveries are discussed in Note 14.

Note 3 – Inventories, net:

	December 31,	June 30,
	2017	2018
	(In thousands)
Raw materials	$2,730	$2,665
Work in process	9,836	10,630
Finished products	2,816	3,284

Total	$15,382	$16,579

Note 4 – Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc. Prior to 2018, any unrealized gains or losses on the securities were recognized through other comprehensive income, net of deferred income taxes.  Beginning on January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, our marketable equity securities will continue to be carried at fair value as noted below, but any unrealized gains or losses on the securities are now recognized as a component of other income included in Marketable equity securities on our Condensed Consolidated Statements of Operations.

	Fair value measurement level	Market value	Cost basis	Unrealized gain
		(In thousands)
December 31, 2017
Valhi common stock	1	$88,681	$24,347	$64,334

June 30, 2018
Valhi common stock	1	$68,415	$24,347	$44,068

At December 31, 2017 and June 30, 2018, we held approximately 14.4 million shares of common stock of Valhi.  See Note 1.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2017 and June 30, 2018, the quoted per share market price of Valhi common stock was $6.17 and $4.76, respectively.  During the first six months of 2018 we recognized a pre-tax loss of $20.3 million related to the aggregate net change in market value of our marketable equity securities during such period.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2017 and June 30, 2018, we owned approximately 35.2 million shares of Kronos common stock.  At June 30, 2018, the quoted market price of Kronos’ common stock was $22.53 per share, or an aggregate market value of $793.5 million.  At December 31, 2017, the quoted market price was $25.77 per share, or an aggregate market value of $907.6 million.

The change in the carrying value of our investment in Kronos during the first six months of 2018 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$229.5
Equity in earnings of Kronos	45.1
Dividends received from Kronos	(12.0)
Equity in Kronos' other comprehensive income:
Currency translation	(4.4)
Defined benefit pension plans	1.5

Balance at the end of the period	$259.7

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2017	2018
	(In millions)
Current assets	$1,062.5	$1,230.5
Property and equipment, net	506.4	487.4
Investment in TiO2 joint venture	86.5	80.3
Other noncurrent assets	169.0	132.2

Total assets	$1,824.4	$1,930.4

Current liabilities	$231.5	$265.4
Long-term debt	473.8	460.9
Accrued pension and postretirement benefits	261.9	253.3
Other noncurrent liabilities	102.9	97.2
Stockholders' equity	754.3	853.6

Total liabilities and stockholders' equity	$1,824.4	$1,930.4

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In millions)
Net sales	$441.4	$471.8	$811.2	$902.2
Cost of sales	309.0	300.0	572.8	555.6
Income from operations	74.3	119.9	130.7	227.4
Income tax expense (benefit)	(131.1)	32.4	(120.1)	61.4
Net income	196.5	77.7	233.3	148.4

Note 6 – Other noncurrent assets, net:

	December 31,	June 30,
	2017	2018
	(In thousands)
Restricted cash	$1,255	$1,110
Pension asset	2,593	2,763
Other	995	1,154

Total	$4,843	$5,027

Note 7 – Accrued and other current liabilities:

	December 31,	June 30,
	2017	2018
	(In thousands)
Employee benefits	$8,269	$6,349
Litigation settlement	-	60,000
Other	1,438	2,096

Total	$9,707	$68,445

See Note 14 for a discussion of the accrued litigation settlement.

Note 8 – Long-term debt:

During the first six months of 2018, our wholly owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At June 30, 2018, we had outstanding borrowings of $0.5 million under such facility, and the remaining $49.5 million was available for future borrowing under this facility.  Outstanding borrowings under such credit facility bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the six months ended June 30, 2018 was 6.875% and 6.5%, respectively.  We are in compliance with all of the covenants contained in such facility at June 30, 2018.

Note 9 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In thousands)
Interest cost	$506	$372	$1,012	$744
Expected return on plan assets	(689)	(590)	(1,378)	(1,180)
Recognized actuarial losses	394	365	788	730

Total	$211	$147	$422	$294

The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In thousands)
Interest cost	$20	$15	$40	$30
Recognized actuarial gains	(54)	(63)	(108)	(126)

Total	$(34)	$(48)	$(68)	$(96)

Upon the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, our net periodic defined benefit pension cost and other postretirement benefit cost is presented as a separate line item (“Other components of net periodic pension and OPEB cost”) in our Condensed Consolidated Statements of Operations for all periods presented.  See Note 16.

We currently expect our 2018 contributions to our defined benefit pension plans and other postretirement plans to be approximately $3.4 million.

Note 10 – Other noncurrent liabilities:

	December 31,	June 30,
	2017	2018
	(In thousands)
Reserve for uncertain tax positions	$7,312	$7,312
Insurance claims and expenses	620	656
Litigation settlement	-	17,000
Other	560	445

Total	$8,492	$25,413

See Note 14 for a discussion of the accrued litigation settlement.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In thousands)
Net Sales:
Security Products	$26,039	$27,248	$52,049	$51,304
Marine Components	3,963	5,137	7,901	9,494
Total	$30,002	$32,385	$59,950	$60,798

Note 12 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018	$21.7	$(11.5)	$25.5	$(7.7)
Rate differences on equity in earnings of Kronos	(1.3)	(1.2)	(2.9)	(2.4)
Nontaxable income	-	(.1)	(.2)	(.2)
U.S. state income taxes and other, net	(.1)	.2	.1	1.0

Income tax expense (benefit)	$20.3	$(12.6)	$22.5	$(9.3)

Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$20.3	$(12.6)	$22.5	$(9.3)
Other comprehensive income (loss):
Marketable securities	(1.6)	-	(2.5)	-
Currency translation	1.6	(1.6)	2.5	(.9)
Interest rate swap	(.1)	-	-	-
Pension plans	.2	.2	.7	.5
OPEB plans	.1	-	-	-

Total	$20.5	$(14.0)	$23.2	$(9.7)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $10.6 million in the first six  months of 2017 and $12.0 million in the six months of 2018.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos represents the net tax (benefit) associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos and the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction

As discussed in the 2017 Annual Report, on December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (“2017 Tax Act”) was enacted into law. This new tax legislation among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) eliminated the domestic production activities deduction beginning in 2018; and (iii) allows for the expensing of certain capital expenditures. Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed. In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available in the reporting period within the measurement period in which such adjustment is determined.

     Under GAAP, we are required to revalue our net deferred tax liability associated with our U.S. net taxable temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Other than with respect to temporary differences related to our marketable securities, and certain year-end actuarial valuations associated with our defined benefit pension and OPEB plans our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net taxable temporary differences was based on our net deferred tax liability as of December 31, 2017 (except for our temporary differences related to our marketable securities, and certain year-end actuarial valuations associated with our defined benefit pension and OPEB plans, for which such revaluation was based on the deferred income tax asset/liability as of enactment date). Such revaluation resulted in a non-cash deferred income tax benefit of $37.5 million recognized as of December 31, 2017 in continuing operations, reducing our net deferred income tax liability.   The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available. We have not made any additional measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018 because no new information became available during the period that required an adjustment.  We are still waiting on additional guidance that may impact the income tax effects of the new legislation recognized at December 31, 2017.  We will complete our accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if we determine an adjustment to the provisional amount recognized at December 31, 2017 is required, we will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Income tax matters related to Kronos

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $652 million for Kronos’ German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Kronos’ Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  During the first six months of 2017, Kronos recognized an aggregate non-cash deferred income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period, including $7.7 million in the second quarter of 2017.  As also discussed in the 2017 Annual Report, at June 30, 2017, Kronos concluded it had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German and Belgian operations.  In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to Kronos’ change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e., 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.  Accordingly, Kronos’ income tax benefit in calendar 2017 includes an aggregate non-cash deferred income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 (noted above) related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period.  Kronos’ deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  Kronos elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 (for the 2017 tax year) and $3.1 million which was paid in June 2018 (for the 2018 tax year). Of the remaining $67.0 million, $64.0 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) and $3.0 million is included with Kronos’ current payable to affiliate (income taxes payable to Valhi) classified as a current liability.  Such remaining amount will be paid in increments over the remainder of the eight year period.  Kronos has not made any measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018 because no new information became available during the period that required an adjustment.  Kronos continues to gather information and is awaiting further guidance, primarily from the state jurisdictions in which Kronos operates, and given the complexities of these new rules and the long time period over which information about its subsidiaries is needed further guidance is necessary in order to determine the amount of the Transition Tax, which may impact the Transition Tax recognized in the fourth quarter of 2017.  Kronos will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if Kronos determines an adjustment to the provisional amount recognized at December 31, 2017 is required, Kronos will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary). As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of Kronos’ non-U.S. subsidiaries accumulated up through December 31, 2017, Kronos determined effective December 31, 2017 that all of the post-1986 undistributed earnings of its European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 Kronos recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on its reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  Kronos has not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first six months of 2018.  However, Kronos recorded a provisional non-cash deferred income tax expense of $1.7 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of its non-U.S. subsidiaries in the first six months of 2018, including withholding taxes related to the undistributed earnings of Kronos’s Canadian subsidiary.  Kronos is continuing its review of certain other provisions under the 2017 Tax Act and waiting on further guidance, primarily from the state jurisdictions in which it operates, that may impact its determination of the aggregate temporary differences attributable to its investments in its non-U.S. subsidiaries.  Kronos will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if Kronos determine an adjustment to the provisional amount recognized at December 31, 2017 and March 31, 2018 are required, Kronos will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, Kronos is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Kronos’ selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While Kronos’ future global operations depend on a number of different factors, Kronos does expect to have future U.S. inclusions in taxable income related to GILTI.  As such, Kronos has performed an analysis of GILTI’s impact on its provision and determined the impact is not material.  Because the impact is not material to its tax provision, Kronos has not recorded any adjustments related to potential GILTI tax in its financial statements in the first quarter of 2018.  Further, Kronos has not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  Kronos will complete its policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if Kronos determines such policy election impacts its provision, it will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, Kronos has evaluated the tax impact of BEAT on its tax provision in the first six months of 2018 and determined that the tax law has no material impact on its tax provision as it has historically not entered into international payments between related parties that are unrelated to cost of goods sold.

None of Kronos U.S. and non-U.S. tax returns are currently under examination.  As a result of prior audits in certain jurisdictions, which are now settled, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany. These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether Kronos would agree to execute and finalize such agreements.  During the third quarter of 2017, Kronos’ Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (the “Canada-Germany APA”) effective for tax years 2005 - 2017.  During the first quarter of 2018, Kronos’ German subsidiary executed and finalized the related Advance Pricing Agreement with the Competent Authority for Germany (the “Germany- Canada APA”) effective for tax years 2005 - 2017.  In the first quarter of 2018, Kronos recognized a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between its German and Canadian subsidiaries.

Note 13 – Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$18,751	$-	$20,473	$46,069
Change in accounting principle	$-	$-	$-	$(46,069)
Balance at beginning of period, as adjusted	$18,751	$-	$20,473	$-
Other comprehensive income (loss) - unrealized gains (losses) arising during the year	(2,869)	-	(4,591)	-

Balance at end of period	$15,882	$-	$15,882	$-

Currency translation:
Balance at beginning of period	$(174,088)	$(161,876)	$(175,859)	$(164,467)
Other comprehensive income (loss)	2,925	(6,108)	4,696	(3,517)

Balance at end of period	$(171,163)	$(167,984)	$(171,163)	$(167,984)

Interest rate swap:
Balance at beginning of period	$(278)	$-	$(390)	$-
Other comprehensive income (loss):
Unrealized gains (losses) arising during the year	(178)	-	(177)	-
Less reclassification adjustment for amounts included in interest expense	94	-	205	-

Balance at end of period	$(362)	$-	$(362)	$-

Defined benefit pension plans:
Balance at beginning of period	$(75,843)	$(71,968)	$(76,710)	$(72,951)
Other comprehensive income - amortization of net losses included in net periodic pension cost	393	974	1,260	1,957

Balance at end of period	$(75,450)	$(70,994)	$(75,450)	$(70,994)

OPEB plans:
Balance at beginning of period	$(408)	$(461)	$(360)	$(388)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(48)	(65)	(96)	(138)

Balance at end of period	$(456)	$(526)	$(456)	$(526)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(231,866)	$(234,305)	$(232,846)	$(191,737)
Change in accounting principle	$-	$-	$-	$(46,069)
Balance at beginning of period, as adjusted	$(231,866)	$(234,305)	$(232,846)	$(237,806)
Other comprehensive income (loss)	317	(5,199)	1,297	(1,698)

Balance at end of period	$(231,549)	$(239,504)	$(231,549)	$(239,504)

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara case discussed below, we do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, other than with respect to the Santa Clara case discussed below, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•

we have never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases (subject to the final outcome of the Santa Clara case discussed below),

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

Accordingly, other than with respect to the Santa Clara case discussed below, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions other than the Santa Clara case noted below. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated at this time because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

In one of these lead pigment cases, in April 2000 we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the Judge issued a judgment finding us, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement.  The trial court’s judgment also found that to the extent any abatement funds remained unspent after four years, such funds were to be returned to the defendants.  In February 2014, we filed a motion for a new trial, and in March 2014 the trial court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California. On November 14, 2017, the Sixth District Court of Appeal issued its opinion, upholding the trial court’s judgment, except that it reversed the portion of the judgment requiring abatement of homes built between 1951 and 1980 which significantly reduced the number of homes subject to the abatement order.  In addition, the appellate court ordered the case be remanded to the trial court to recalculate the amount of the abatement fund, to limit it to the amount necessary to cover the cost of investigating and remediating pre-1951 homes, and to hold an evidentiary hearing to appoint a suitable receiver.  In addition, the appellate court found that we and the other defendants had the right to seek recovery from liable parties that contributed to a hazardous condition at a particular property.  Subsequently, we and the other defendants filed a Petition with the California Supreme Court seeking its review of a number of issues.  On February 14, 2018, the California Supreme Court denied such petition.  In July 2018, we and the other defendants filed appeals with the U.S. Supreme Court, seeking its review of two federal issues in the trial court’s original judgment.  Review by the U.S. Supreme Court is discretionary, and there can be no assurance that the U.S. Supreme Court would agree to hear any such appeal, or if they would agree to hear any such appeal, that the U.S. Supreme Court would rule in favor of us and the other defendants.

Under such remand ordered by the appellate court, the trial court would among other things, (i) recalculate the amount of the abatement fund, excluding remediation of homes built between 1951 and 1980, (ii) hold an evidentiary hearing to appoint a suitable receiver for the abatement fund and (iii) enter an order setting forth its rulings on these issues.  We believe any party will have a right to appeal any of these new decisions to be made by the trial court from the remand of the case.  Several uncertainties exist with respect to the new decisions to be made by the trial court from the remand of the case, including the following:

•

The appellate court has remanded the case back to the trial court to recalculate the total amount of the abatement, limiting the abatement to pre-1951 homes. In this regard, NL and the other defendants have filed a brief with the trial court proposing a recalculated maximum abatement fund amount of no more than $409 million and plaintiffs have filed a brief proposing an abatement fund amount of $730 million, and the trial court has scheduled a case-management hearing regarding the recalculated abatement fund amount for August 17, 2018;

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

In May 2018, we and the plaintiffs entered into a settlement agreement pursuant to which, as supplemented, the plaintiffs would be paid an aggregate of $80 million, in return for which we would be dismissed from the case with prejudice and all pending and future claims, causes of action, cross-complaints, actions or proceedings against us and our affiliates for indemnity, contribution, reimbursement or declaratory relief  in respect to the case would be barred, discharged and enjoined as a matter of applicable law.  Of such $80 million, $65 million would be paid by us and $15 million would be provided by one of our former insurance carriers that has previously placed such amount on deposit with the trial court in satisfaction of potential liability such former carrier might have with respect to the case under certain insurance policies we had with such former carrier.  Of such $65 million which would be paid by us, $45 million would be paid upon the trial court’s approval of the terms of the settlement, and the remaining $20 million would be paid in five annual installments beginning four years from such approval ($6 million for the first installment, $5 million for the second installment and $3 million for each of the third, fourth and fifth installments).  The settlement agreement is subject to a number of conditions including the trial court’s approval of the terms of the settlement (which trial court approval includes a determination that such settlement agreement meets the standards for a “good faith” settlement under applicable California law).  The other defendants have filed motions with the trial court objecting to the terms of the settlement.   We believe the settlement agreement satisfies the standards for a “good faith” settlement under applicable California law.

The Santa Clara case is unusual in that this is the second time that an adverse verdict in the lead pigment litigation has been entered against us (the first adverse verdict against us was ultimately overturned on appeal). Given the appellate court’s November 2017 ruling, and the denial of an appeal by the California Supreme Court, we have concluded that the likelihood of a loss in this case has reached a standard of “probable” as contemplated by ASC 450.  With all of the uncertainties that exist with respect to the new decisions to be made by the trial court from the remand of the case, as noted above, we had previously concluded that the amount of such loss could not be reasonably estimated (nor could a range of loss be reasonably estimated).  However, the terms of the settlement agreement entered into by us and the plaintiffs in May 2018, as supplemented, provides evidence that the amount of the loss to us can now be reasonably estimated.  For financial reporting purposes, we discounted the five payments aggregating $20 million to be paid in installments to their estimated net present value, using a discount rate of 3.0% per annun.  Such net present value is $17 million.  Accordingly, in the second quarter of 2018 we recognized a net $62 million pre-tax charge with respect to this matter ($45 million for the amount to be paid by us upon the trial court’s approval of the terms of the settlement and $17 million for the net present value of the five payments aggregating $20 million to be paid by us in installments beginning four years from such approval), representing the net amount we would pay in full settlement of our liability under the terms of the proposed settlement agreement.  For purposes of our condensed consolidated balance sheet, we have presented the aggregate $45 million that would be paid to the plaintiffs upon the trial court’s approval of the terms of the settlement and the $15 million that would be paid to the plaintiffs from the amount placed as deposit with the trial court by one of our former insurance carriers as a current liability, $17 million for the net present value of the five payments aggregating $20 million to be paid by us in installments beginning four years from such approval as a noncurrent liability and the $15 million portion of such aggregate $80 million undiscounted amount which would be funded from the amount placed on deposit with the trial court by one of our former insurance carriers as a current insurance recovery receivable. See Notes 2, 7 and 10.

Although, we and the plaintiffs believe the settlement meets all requirements of applicable California law, there can be no assurance that the trial court will approve the terms of this or any other settlement agreement between us and the plaintiffs.   If the trial court does not approve the terms of this or any other settlement agreement between us and the plaintiffs, the proceedings in the trial court under the remand, as discussed above, would continue.  In such event, the total ultimate amount of any abatement fund, and NL’s share of any abatement is not presently known.  As with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process and the remand proceedings in the trial court, that NL may in the future incur some liability resulting in the recognition of an additional loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.   We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2017 we had not recognized any receivables for recoveries and at June 30, 2018, we have recognized $15.0 million of receivables for recoveries related to the California case discussed above.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2018 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$111,909
Additions charged to expense, net	4,291
Payments, net	(739)

Balance at the end of the period	$115,461

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$18,253
Noncurrent liability	97,208

Balance at the end of the period	$115,461

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At June 30, 2018, we had accrued approximately $115 million related to approximately 38 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $145 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At June 30, 2018, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 110 of these types of cases pending, involving a total of approximately 583 plaintiffs.  In addition, the claims of approximately 8,676 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state court.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2017		June 30, 2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$102,941	$102,941	$115,695	$115,695
Noncontrolling interest in CompX common stock	17,756	22,224	18,747	22,182

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

In March 2017, the FASB issued ASU 2017-07, Compensation— Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example). We adopted the amendments in ASU 2017-07 beginning in the first quarter of 2018, with retrospective presentation in our Condensed Consolidated Statements of Operations.  We began applying ASU 2017-07 prospectively beginning on January 1, 2018 as it relates to the capitalization of the service cost component of net benefit cost into assets (primarily inventory).  We are availing ourselves of the practical expedient that permits us to use amounts we previously disclosed as components of our net periodic defined benefit pension and OPEB cost for periods prior to the adoption of this ASU as the estimation basis for applying the retrospective presentation requirements.  As a result we have reclassified $.2 million and $.4 million previously classified as part of corporate expense for the second quarter and first six months of June 30, 2017, respectively, to “Other components of net periodic pension and OPEB cost” in our Condensed Consolidated Statement of Income.

Pending adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are currently required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are in the process of assessing all of our current leases.  We have not yet evaluated the effect this ASU will have on our Consolidated Financial Statements, but given the insignificant amount of our future minimum payments under non-cancellable operating leases at December 31, 2017 discussed in Note 17 to our 2017 Annual Report, we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  We also own a non-controlling interest in Kronos Worldwide, Inc.  Both CompX (NYSE American: CIX) and Kronos (NYSE: KRO) file periodic reports with the Securities and Exchange Commission (SEC).

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

Results of operations

Net income overview

Quarter ended June 30, 2018 compared to the quarter ended June 30, 2017

We had a net loss attributable to NL stockholders of $42.6 million or $.87 per share in the second quarter of 2018 compared to net income attributable to NL stockholders of $41.1 million, or $.85 per share, in the second quarter of 2017.  As more fully described below, the decrease in our earnings per share from 2017 to 2018 is primarily due to the net effects of:

•	a pre-tax litigation settlement expense of $62 million recognized in the second quarter of 2018;
•	equity in earnings of Kronos in 2018 of $23.6 million compared to $59.7 million in 2017;
•	higher income from operations attributable to CompX of $1.4 million in 2018; and

•	higher litigation fees and litigation related costs of $.9 million in 2018.

Our 2018 net loss attributable to NL stockholders includes a loss of $1.01 per share related to the litigation settlement expense recognized in the second quarter.  Our 2017 net income attributable to NL stockholders includes income of $.64 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ non-cash deferred income tax benefit recognized as a result of a net decrease in Kronos’ deferred income tax asset valuation allowance related to its German and Belgian operations.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

We had a net loss attributable to NL stockholders of $28.4 million or $.58 per share in the first six months of 2018 compared to net income attributable to NL stockholders of $49.5 million, or $1.02 per share, in the first six months of 2017.  As more fully described below, the decrease in our earnings per share from 2017 to 2018 is primarily due to the net effects of:

•	a pre-tax litigation settlement expense of $62 million recognized in the second quarter of 2018;
•	equity in earnings of Kronos in 2018 of $45.1 million compared to $70.9 million in 2017;
•	higher income from operations attributable to CompX of $1.3 million in 2018;
•	higher litigation fees and litigation related costs of $2.2 million in 2018; and
•	higher environmental remediation and related costs of $1.1 million in 2018.

Our 2018 net loss attributable to NL stockholders includes a loss of $1.01 per share related to the litigation settlement expense recognized in the second quarter.  Our 2017 net income attributable to NL stockholders includes income of $.66 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ non-cash deferred income tax benefit recognized as a result of a net decrease in Kronos’ deferred income tax asset valuation allowance related to its German and Belgian operations.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2017	2018	Change	2017	2018	Change
	(In millions)			(In millions)
CompX	$4.6	$6.0	30%	$9.1	$10.4	13%
Insurance recoveries	-	0.2	n/m	0.1	0.4	213
Other income, net	-	-	n/m	-	0.6	n/m
Litigation settlement expense	-	(62.0)	n/m	-	(62.0)	n/m
Corporate expense	(3.2)	(4.8)	49	(8.6)	(12.8)	49
Income (loss) from operations	$1.4	$(60.6)	(4,328)	$0.6	$(63.4)	(9,318)

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2017	2018	Change	2017	2018	Change
	(In millions)			(In millions)
Equity in earnings of Kronos	$59.7	$23.6	(60)%	$70.9	$45.1	(36)%
Marketable equity securities	-	(18.7)	n/m	-	(20.3)	n/m
Other components of net periodic pension and OPEB	(.2)	(.1)	(44)	(.3)	(.2)	(44)
Interest and dividend income	.9	1.2	39	1.6	2.3	45

CompX International Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2017	2018	Change	2017	2018	Change
	(In millions)			(In millions)
Net sales	$30.0	$32.4	8%	$60.0	$60.8	1%
Cost of sales	20.5	21.2	3	40.8	40.1	(2)
Gross margin	9.5	11.2	18	19.2	20.7	8
Operating costs and expenses	4.9	5.2	7	10.1	10.3	3
Income from operations	$4.6	$6.0	30	$9.1	$10.4	13

Percentage of net sales:
Cost of sales	68%	65%		68%	66%
Gross margin	32	35		32	34
Operating costs and expenses	16	16		17	17
Income from operations	15	19		15	17

Net sales – Net sales increased $2.4 million in the second quarter of 2018 compared to the same period in 2017 due to higher sales of security products across the majority of our markets and continued strong growth in sales of marine components to various marine and industrial markets.  Net sales increased $0.8 million in the first six months of 2018 compared to the same period in 2017 due to the higher Marine Components sales volumes, partially offset by lower Security Products sales volumes to existing government security customers. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of goods sold as a percentage of sales for the second quarter and first six months of 2018 was approximately 3% and 2% less than the same periods in 2017, respectively.  As a result, gross profit increased over the same period. The higher gross profit percentage for both comparative periods is the result of favorable changes in customer and product mix in Security Products and improved manufacturing efficiencies facilitated by increased production volumes and cost reductions in each of our business segments. Gross profit for the second quarter increased over the prior year due to the aforementioned factors as well as higher sales for both business segments. Gross profit for the first six months of 2018 increased over 2017 due primarily to lower fixed costs at Security Products and higher sales and improved manufacturing efficiencies for Marine Components.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the second quarter and first six months of 2018 were comparable to the same periods in 2017.

Income from operations – As a percentage of net sales, income from operations for the second quarter and first six months of 2018 increased compared to the same periods of 2017 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended June 30,		%	Six months ended June 30,		%
	2017	2018	Change	2017	2018	Change
	(In millions)			(In millions)
Net sales:
Security Products	$26.0	$27.3	5%	$52.1	$51.3	(1)%
Marine Components	4.0	5.1	30	7.9	9.5	20
Total net sales	$30.0	$32.4	8	$60.0	$60.8	1

Gross margin:
Security Products	$8.4	$9.6	15	$17.2	$18.0	5
Marine Components	1.1	1.6	47	2.0	2.7	36
Total gross margin	$9.5	$11.2	18	$19.2	$20.7	8

Income from operations:
Security Products	$5.4	$6.8	27	$11.1	$12.4	12
Marine Components	.5	.9	89	.9	1.5	76
Corporate operating expenses	(1.3)	(1.7)	41	(2.8)	(3.5)	29
Total income from operations	$4.6	$6.0	30	$9.1	$10.4	13

Gross margin:
Security Products	32%	35%		33%	35%
Marine Components	27	31		26	29
Total gross margin	32	35		32	34
Income from operations margin:
Security Products	21%	25%		21%	24%
Marine Components	13	18		11	16
Total income from operations margin	15	19		15	17

Security Products — Security Products net sales in the second quarter of 2018 increased 5% compared to the same period in 2017 on improved sales across the majority of our markets, particularly gas station security, government and distribution. Security Products net sales decreased 1% for the first six months of 2018 compared to the same period last year primarily due to approximately $0.9 million lower sales to existing government security customers and $0.4 million lower sales to a customer serving the recreational transportation market. Gross profit margin and operating income as a percentage of sales for the second quarter and first six months of 2018 increased compared to the same periods in the prior year due to favorable changes in customer and product mix as well as improved manufacturing efficiencies resulting from favorable production volumes and lower production costs, including headcount reductions made during the second quarter of 2017 and lower employee medical costs.

Marine Components – Marine Components net sales increased 30% and 20% in the second quarter and first six months of 2018, respectively, as compared to the same periods last year. The increase in sales reflects generally improved demand for products sold to various marine markets, including original equipment manufacturers of recreational towboats and larger center-console boats, as well as increased sales to government and industrial customers. Gross profit margin and operating income as a percentage of net sales increased in the second quarter and first six months of 2018 compared to the same periods last year due to improved fixed cost leverage facilitated by the higher production volumes and improved manufacturing efficiencies resulting from remediation of the personnel turnover experienced in key departments during 2017.

Outlook – Sales for the first half of 2018 reflect continued strong demand for our products, allowing us to eclipse sales achieved for the first half of 2017 despite lower sales to existing government security customers and lower sales to a significant customer serving the recreational transportation market in 2018. Based upon anticipated sales in other Security Products markets and continued growth in Marine Component sales, where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets, we expect consolidated sales for full year 2018 to meet or exceed 2017 sales. We monitor changes in economic conditions and sales order rates and will respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Litigation settlement expense – We recognized a pre-tax $62.0 million litigation settlement expense charge in the second quarter of 2018 related to the lead pigment litigation in California. See Note 14 to our Condensed Consolidated Financial Statements.

Corporate expense – Corporate expenses were $4.8 million in the second quarter of 2018, $1.6 million higher than in the second quarter of 2017 primarily due to higher litigation fees and related costs and higher administrative costs in 2018.  Included in corporate expense in the second quarter of 2017 and 2018 are:

•	litigation fees and related costs of $2.1 million in 2018 compared to $1.3 million in 2017, and
•	environmental remediation and related costs of $.1 million in each of 2018 and 2017.

Corporate expenses were $12.8 million in the first six months of 2018, $4.2 million higher than in the first six months of 2017 primarily due to higher litigation and related costs and environmental remediation and related costs in 2018.  Included in corporate expense in the first six months of 2017 and 2018 are:

•	litigation fees and related costs of $4.0 million in 2018 compared to $1.8 million in 2017, and
•	environmental remediation and related costs of $4.3 million in 2018 compared to $3.2 million in 2017.

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

Interest and dividend income – Interest and dividend income increased $.3 million in the second quarter and $.7 million in the first half of 2018 primarily due to interest income earned on CompX’s revolving promissory note receivable from Valhi, which CompX entered into in August 2016.  Interest income on such note receivable from Valhi was $.4 million and $.5 million in the second quarters of 2017 and 2018, respectively and $.8 million and $1.0 million in the first six months of 2017 and 2018, respectively.

Marketable equity securities – Beginning on January 1, 2018 with the adoption of ASU 2016-01, any unrealized gains or losses on our marketable equity securities are now recognized as a component of other income included in Marketable equity securities on our Condensed Consolidated Statements of Operations.  See Note 4 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) – We recognized income tax benefit of $12.6 million in the second quarter of 2018 compared to income tax expense of $20.3 million in the second quarter of 2017 and an income tax benefit of $9.3 million in the first half of 2018 compared to income tax expense of $22.5 million in the first half of 2017.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $10.6 million in the first half of 2017 and $12.0 million in the first half of 2018.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was 15.6% in the first six months of 2018 and 30.9% in the first six months of 2017.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2018 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first six months of 2017 and 2018.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2017	2018	Change	2017	2018	Change
	(In millions)			(In millions)
Net sales	$441.4	$471.8	7%	$811.2	$902.2	11%
Cost of sales	309.0	300.0	(3)%	572.8	555.7	(3)%
Gross margin	$132.4	$171.8		$238.4	$346.5

Income from operations	$74.3	$119.9	61%	$130.7	$227.4	74%
Marketable equity securities	-	(2.2)		-	(2.4)
Other components of net periodic pension and OPEB cost	(4.2)	(3.8)		(8.3)	(7.6)
Interest and dividend income	.1	1.2		.3	2.2
Interest expense	(4.8)	(5.0)		(9.5)	(9.8)
Income before income taxes	65.4	110.1		113.2	209.8
Income tax expense (benefit)	(131.1)	32.4		(120.1)	61.4
Net income	$196.5	$77.7		$233.3	$148.4

Percentage of net sales:
Cost of sales	70%	64%		71%	62%
Income from operations	17%	25%		16%	25%

Equity in earnings of Kronos Worldwide, Inc.	$59.7	$23.6		$70.9	$45.1

TiO2 operating statistics:
Sales volumes*	157	137	(12)%	300	262	(13)%
Production volumes*	141	136	(4)%	286	269	(6)%

Change in TiO2 net sales:
TiO2 product pricing			20%			23%
TiO2 sales volumes			(12)			(13)
TiO2 product mix/other			(6)			(5)
Changes in currency exchange rates			5			6
Total			7%			11%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock ore.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Due to the successful implementation of previously-announced price increases, average selling prices rose throughout 2017 and the first half of 2018.  Kronos’ average TiO2 selling prices at the end of 2017 were 27% higher than at the end of 2016. Kronos’ average selling prices at the end of the second quarter of 2018 were 4% higher than at the end of 2017, with most of such increase occurring in the first quarter.  Higher prices in the European, North American and export markets were partially offset by lower prices in Latin America (attributable to changes in customer mix).  Kronos experienced lower sales volumes in all major markets in the first half of 2018 as compared to the record sales volumes achieved in the same period of 2017.

Kronos operated its production facilities at overall average capacity utilization rates of 96% in the first six months of 2018 compared to full practical capacity utilization rates in the first six months of 2017.  The table below lists Kronos’ comparative quarterly capacity utilization rates.

	Production Capacity Utilization Rates
	2017	2018
First quarter	100%	95%
Second quarter	100%	97%

Due to a moderate rise in the cost of third-party feedstock ore Kronos procured in 2017 and the first half of 2018, its cost of sales per metric ton of TiO2 sold in the first six months of 2018 was higher as compared to the first six months of 2017 (excluding the effect of changes in currency exchange rates).

Net sales - Net sales in the second quarter of 2018 increased 7%, or $30.4 million, compared to the second quarter of 2017 primarily due to the net effect of a 20% increase in average TiO2 selling prices (which increased net sales by approximately $88 million) and a 12% decrease in sales volumes (which decreased net sales by approximately $53 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 12% in the second quarter of 2018 as compared to the record second quarter sales volumes of 2017 primarily due to lower sales in the European and export markets reflecting the effect of product availability issues during the quarter as well as reduced customer shipments as customer inventory levels returned to more normal levels especially in European and export markets, partially offset by higher sales in the North American market.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $22 million as compared to the second quarter of 2017.

Net sales in the first six months of 2018 increased 11%, or $91.0 million, compared to the first six months of 2017 primarily due to the net effect of a 23% increase in average TiO2 selling prices (which increased net sales by approximately $187 million) and a 13% decrease in sales volumes (which decreased net sales by approximately $105 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 13% in the first six months of 2018 as compared to the record first six months of 2017 primarily due to lower sales in all major markets resulting from a controlled ramp-up in January 2018 as Kronos brought the second phase of its new global enterprise resource planning system online, and inventory management to assure adequate supply to its customers during the spring and summer necessitated by the lower production volumes in the first three months of the year (as discussed below), as well as the impact of product availability and customer inventory level changes in the second quarter discussed above.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates increased its net sales by approximately $53 million as compared to the first six months of 2017.

Cost of sales and gross margin - Cost of sales decreased $9.0 million or 3% in the second quarter of 2018 compared to the second quarter of 2017 due to the net effect of a 12% decrease in sales volumes, a 4% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $23 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the second quarter of 2018 compared to the production volumes in the second quarter of 2017 was primarily due to the timing of scheduled maintenance at certain facilities in 2018.  Kronos’ cost of sales as a percentage of net sales decreased to 64% in the second quarter of 2018 compared to 70% in the same period of 2017 as the favorable impact of higher average selling prices more than offset the unfavorable effects related to lower production volumes and  higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales increased to 36% in the second quarter of 2018 compared to 30% in the second quarter of 2017.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Cost of sales decreased $17.2 million in the first six months of 2018 compared to the same period in 2017 primarily due to the net impact of a 13% decrease in sales volumes, 6% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $35 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the first six months of 2018 compared to the production volumes in the first six months of 2017 was primarily due to the timing of scheduled maintenance at certain facilities in 2018 as well as the implementation of a productivity-enhancing improvement project at Kronos’ Belgian facility in the first quarter of 2018.  Kronos’ cost of sales as a percentage of net sales decreased to 62% in the first six months of 2018 compared to 71% in the same period of 2017 as the favorable impact of higher average selling prices more than offset the unfavorable effects related to lower production volumes and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales increased to 38% in the first six months of 2018 compared to 29% in the first six months of 2017.  As discussed and quantified above, our gross margin increased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense in the second quarter of 2018 was $58.0 million, an increase of $7.0 million compared to the second quarter of 2017 in part due to higher general and administrative costs related to the implementation of a new accounting and manufacturing software system and higher sales support costs.

Selling, general and administrative expense in the first six months of 2018 was $116.4 million, an increase of $20.1 million compared to the first six months of 2017 in part due to higher general and administrative costs related to the implementation of a new accounting and manufacturing software system and higher sales support costs.

Income from operations - Income from operations increased by $45.6 million, or 61%, in the second quarter of 2018 compared to the second quarter of 2017.  Income from operations as a percentage of net sales increased to 25% in the second quarter of 2018 from 17% in the same period of 2017.  This increase was driven by the increase in gross margin, discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $18 million in the second quarter of 2018 as compared to the same period in 2017, as discussed below.

Income from operations increased by $96.7 million, or 74%, in the first six months of 2018 compared to the first six months of 2017.  Income from operations as a percentage of net sales increased to 25% in the first six months of 2018 from 16% in the same period of 2017.  This increase was driven by the increase in gross margin, discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $19 million in the first six months of 2018 as compared to the same period in 2017.

Other non-operating income (expense) - Other components of net periodic pension and OPEB cost in the second quarter of 2018 was comparable to the second quarter of 2017.  Interest expense in the second quarter of 2018 was comparable to the second quarter of 2017.  Kronos currently expects its interest expense for all of 2018 will be comparable to 2017, as higher average debt levels in 2018 resulting from the September 2017 issuance of its Senior Secured Notes would be offset by lower average interest rates on outstanding indebtedness.

Other components of net periodic pension and OPEB cost in the first six months of 2018 was comparable to the first six months of 2017.  Interest expense in the first six months of 2018 was comparable to the first six months of 2017.

Income tax expense (benefit) - Kronos recognized income tax expense of $32.4 million in the second quarter of 2018 compared to an income tax benefit of $131.1 million in the second quarter of 2017.  Kronos recognized income tax expense of $61.4 million in the first six months of 2018 compared to an income tax benefit of $120.1 million in the first six months of 2017. The difference is primarily due to the effect of the reversal of Kronos’

deferred income tax asset valuation allowance associated with its German and Belgium operations in 2017.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and effective in 2018 the income tax rates applicable to Kronos’ pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Excluding the effect of any increase or decrease in Kronos’ deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, Kronos would generally expect its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its non-U.S. operations.  Prior to 2018, the income tax rates applicable to Kronos’ pre-tax earnings (losses) of its non-U.S. operations were generally lower than the U.S. federal statutory tax rate of 35%.

Kronos has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  During the first six months of 2017, Kronos recognized an aggregate non-cash deferred income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period, including $7.7 million in the second quarter of 2017.  As also discussed in the 2017 Annual Report, at June 30, 2017, Kronos concluded it had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German and Belgian operations.  In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to Kronos’ change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.   Accordingly, Kronos’ income tax benefit in calendar 2017 includes an aggregate non-cash deferred income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 (noted above) related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 related to the utilization of a portion of both the German and Belgian NOLs during such period.  Kronos’ deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

As discussed in the 2017 Annual Report, on December 22, 2017, the 2017 Tax Act was enacted into law.  This new tax legislation, among other changes, (i) reduced the U.S. Federal corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) implemented a territorial tax system and imposed a one-time repatriation tax (“Transition Tax”) on the deemed repatriation of the post-1986 undistributed earnings of non-U.S. subsidiaries accumulated up through December 31, 2017, regardless of whether such earnings are repatriated; (iii) eliminated U.S. tax on future non-U.S. earnings (subject to certain exceptions); (iv) eliminated the domestic production activities deduction beginning in 2018; (v) eliminated the net operating loss carryback and provides for an indefinite carryforward period subject to an 80% annual usage limitation; (vi) allows for the expensing of certain capital expenditures; (vii) imposed a tax on global intangible low-tax income (“GILTI”) beginning in 2018; (viii) imposed a base erosion anti-abuse tax (“BEAT”) beginning in 2018; and (ix) amended the rules limiting the deduction for business interest expense beginning in 2018.  Following the enactment of the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on the accounting and reporting impacts of the 2017 Tax Act.  SAB 118 states that companies should account for changes related to the 2017 Tax Act in the period of enactment if all information is available and the accounting can be completed.  In situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either 1) record an estimated provisional amount if the impact of the change can be reasonably estimated; or 2) continue to apply the accounting guidance that was in effect immediately prior to the 2017 Tax Act if the impact of the change cannot be reasonably estimated.  If estimated provisional amounts are recorded, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available in the reporting period within the measurement period in which such adjustment is determined.

Under GAAP, Kronos is required to revalue its net deferred tax asset associated with its U.S. net deductible temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Kronos’ temporary differences as of December 31, 2017 were not materially different from its temporary differences as of the enactment date, accordingly revaluation of its net deductible temporary differences was based on its net deferred tax asset as of December 31, 2017.  Such revaluation was recognized in continuing operations and was not material to us.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  Kronos elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 (for the 2017 tax year) and $3.1 million which was paid in June 2018 (for the 2018 tax year).  Of the remaining $67.0 million, $64.0 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) and $3.0 million is included with Kronos’ current payable to affiliate (income taxes payable to Valhi) classified as a current liability.  Such remaining amount will be paid in quarterly increments over the remainder of the eight year period.  Kronos has not made any measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018 because no new information became available during the period that required an adjustment.  Kronos is continuing to gather information and await further guidance, primarily from the state jurisdictions in which it operates and, given the complexities of these new rules and the long time period over which information about Kronos’ subsidiaries is needed, further guidance is necessary in order to determine the amount of the Transition Tax, which may impact the Transition Tax recognized in the fourth quarter of 2017.  Kronos will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if Kronos determines an adjustment to the provisional amount recognized at December 31, 2017 is required, it will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of our non-U.S. subsidiaries accumulated up through December 31, 2017, Kronos determined effective December 31, 2017 that all of the post-1986 undistributed earnings of its European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 Kronos recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on its reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  Kronos has not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first six months of 2018.  However, Kronos recorded a provisional non-cash deferred income tax expense of $1.7 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of its non-U.S. subsidiaries in the first six months of 2018, including withholding taxes related to the undistributed earnings of our Canadian subsidiary.  Kronos is continuing its review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which it operates that may impact its determination of the aggregate temporary differences attributable to Kronos’ investments in its non-U.S. subsidiaries.  Kronos will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if it determines an adjustment to the provisional amount recognized at December 31, 2017 and June 30, 2018 are required, Kronos will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, Kronos is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Kronos’ selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While Kronos’ future global operations depend on a number of different factors, Kronos does expect to have future U.S. inclusions in taxable income related to GILTI.  As such, Kronos performed an analysis of GILTI’s impact on its provision and determined the impact is not material.  Because the impact is not material to its tax provision, Kronos has not recorded any adjustments related to potential GILTI tax in its financial statements in the first six months of 2018.  Further, Kronos has not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  Kronos will complete its policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if Kronos determines such policy election impacts its provision, it will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, Kronos has evaluated the tax impact of BEAT on its tax provision in the first half of 2018 and determined that the tax law has no material impact on its tax provision as Kronos has historically not entered into international payments between related parties that are unrelated to cost of goods sold.

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

Impact of changes in currency exchange rates three months ended June 30, 2018 vs June 30, 2017

	Transaction gains/(losses) recognized			Translation gains – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$22	$22
Income from operations	(4)	10	14	4	18

The $22 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2018 as compared to 2017.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2018 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $18 million increase in income from operations was comprised of the following:

•

Approximately $14 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $4 million from net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2018 as compared to 2017, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2018 as compared to 2017.

Impact of changes in currency exchange rates six months ended June 30, 2018 vs June 30 2017

	Transaction gains/(losses) recognized			Translation gains – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$53	$53
Income from operations	(4)	5	9	10	19

The $53 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2018 as compared to 2017.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2018 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations are denominated in the U.S. dollar.

The $19 million increase in income from operations was comprised of the following:

•

Approximately $9 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and

•

Approximately $10 million from net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2018 as compared to 2017, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2018 as compared to 2017.

Outlook

Kronos expects its production volumes in 2018 to be slightly lower as compared to the record 2017 production volumes.  Assuming current global economic conditions continue and based on anticipated production levels,

Kronos expects its 2018 sales volumes to be somewhat lower as compared to record 2017 sales volumes.  However, the percentage decrease in our sales volume in the first six months of 2018 is not indicative of Kronos’ expectations for the full year sales volumes as it believes customer inventory level changes are short term and will not continue past the third quarter of 2018, and worldwide demand remains solid.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

The cost of third-party feedstock ore Kronos purchased in the first half of 2018 was higher as compared to the fourth quarter of 2017, and such higher cost feedstock ore was reflected in Kronos’ results of operations beginning in the second quarter of 2018.  Kronos expects its cost of sales per metric ton of TiO2 sold in 2018 will be moderately higher than its per-metric ton cost in 2017 primarily due to higher third-party feedstock ore costs.

Kronos started 2018 with average selling prices 27% higher than the beginning of 2017, and average selling prices increased by an additional 4% in the first six months of 2018 (most of which occurred in the first quarter).  Industry data indicates that overall TiO2 inventory held by producers stood at adequate-to-low levels in the second quarter of 2018.  Kronos continues to see evidence of solid demand for its TiO2 products across nearly all segments, which could lead to some additional selling price increases during the remainder of 2018 (although the magnitude of selling price increases we would achieve for all of 2018 would not be expected to be comparable to the magnitude of selling price increases we achieved during 2017).

Overall, Kronos expects its sales in 2018 will be higher as compared to 2017, principally as a result of expected higher average selling prices, and Kronos expects its income from operations in 2018 will be higher as compared to 2017, principally as a result of expected higher average selling prices in 2018 as compared to 2017, partially offset by higher raw material costs (principally feedstock ore).  However, Kronos expects its net income in 2018 will be lower as compared to 2017, as the favorable impact of higher expected income from operations in 2018 would be more than offset by the favorable impact of the aggregate net income tax benefit of $136.5 million Kronos recognized in 2017.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of Western producers TiO2 production capacity required to meet expected future growth in demand.  Any such major expansion of TiO2 production capacity, if announced, would take a number of years before such production would become available to meet future growth in demand.  Certain Chinese producers have recently announced expansion plans, but the extent to which expansion plans will be implemented, or if implemented the resulting additional capacity and timing thereof is uncertain.

Kronos expectations for future operating results are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances.  If actual developments differ from its expectations, its results of operations could be unfavorably affected.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $13.5 million in the first six months of 2018 compared to $10.2 million in the first six months of 2017.  The $3.3 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations from CompX in 2018 of $1.3 million;
•	higher net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2018 of $1.5 million;
•	higher cash received for income taxes of $3.9 million in 2018 primarily as a result of the timing of tax payments;
•	higher interest and dividend income in 2018 of $.7 million.
•	higher dividends received from Kronos in 2018 of $1.4 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended June 30,
	2017	2018
	(In millions)
Net cash provided by operating activities:
CompX	$4.3	$6.1
NL Parent and wholly-owned subsidiaries	6.9	8.5
Eliminations	(1.0)	(1.1)
Total	$10.2	$13.5

Changes in working capital can have a significant effect on cash flows from operating activities. Generally, we expect our average days sales outstanding to increase from December to June as the result of a seasonal increase in sales during the second quarter as compared to the fourth quarter. Overall, our June 30, 2018 days sales outstanding compared to December 31, 2017 is in line with our expectations. As expected, our total average number of days in inventory decreased from December 31, 2017 to June 30, 2018 primarily as a result of the seasonal increase in sales during the second quarter 2018 as compared to the fourth quarter of 2017. For comparative purposes, we have provided December 31, 2016 and June 30, 2017 numbers below.

	December 31,	June 30,	December 31,	June 30,
	2016	2017	2017	2018
Days sales outstanding	36 days	37 days	38 days	39 days
Days in inventory	79 days	68 days	79 days	71 days

Investing activities

Our capital expenditures were $1.4 million in the first six months of 2018 compared to $1.6 million in the first six months of 2017. During the first six months of 2018, Valhi repaid a net $0.6 million under the promissory note ($25.3 million of gross borrowings and $25.9 million of gross repayments). During the first six months of 2017, Valhi borrowed a net $12.1 million under the promissory note ($39.3 million of gross borrowings and $27.2 million of gross repayments).

Financing activities

Cash flows from financing activities in the first six months of each of 2017 and 2018 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At June 30, 2018, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at June 30, 2018.  See Note 8 to our Condensed Consolidated Financial Statements.

Kronos’ North American and European revolvers and its senior secured notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at June 30, 2018.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At June 30, 2018, we had aggregate cash, cash equivalents and restricted cash of $115.7 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$33.7
NL Parent and wholly-owned subsidiaries	82.0
Total	$115.7

In addition, at June 30, 2018 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $68.4 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at June 30, 2018 with an aggregate market value of $793.5 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2019) including any amounts CompX might loan from time to time under the terms of its new revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At June 30, 2018, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2018 totaled $0.3 million.  CompX’s 2018 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2018, based on the number of shares of common stock of these affiliates we own as of June 30, 2018 and their current regular quarterly dividend rate, is presented in the table below.

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2018.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2018.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NL INDUSTRIES, INC.
(Registrant)

Date: August 7, 2018	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: August 7, 2018	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Controller, Principal Accounting Officer)