Form 10-Q
period 2018-09-30
NL INDUSTRIES INC
filed 2018-11-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

Commission file number 1-640

NL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2620

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act).    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the Registrant’s common stock outstanding on November 2, 2018:  48,727,484.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2017	2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,316	$123,028
Restricted cash and cash equivalents	3,370	4,254
Accounts and other receivables, net	10,670	28,869
Inventories, net	15,382	17,159
Receivable from affiliate	1,767	-
Prepaid expenses and other	1,162	1,052

Total current assets	130,667	174,362

Other assets:
Notes receivable from affiliate	38,200	33,000
Marketable securities	88,681	32,770
Investment in Kronos Worldwide, Inc.	229,543	265,776
Goodwill	27,156	27,156
Other assets, net	4,843	5,137

Total other assets	388,423	363,839

Property and equipment:
Land	5,146	5,151
Buildings	23,044	22,704
Equipment	67,926	66,118
Construction in progress	569	994

	96,685	94,967
Less accumulated depreciation	64,159	63,209

Net property and equipment	32,526	31,758

Total assets	$551,616	$569,959

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
	2017	2018
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,116	$5,833
Accrued and other current liabilities	9,707	70,050
Accrued environmental remediation and related costs	5,302	17,762
Payable to affiliates	429	1,600
Income taxes	30	46

Total current liabilities	19,584	95,291

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued pension costs	12,194	9,242
Accrued postretirement benefits (OPEB) costs	1,846	1,709
Accrued environmental remediation and related costs	106,607	93,720
Deferred income taxes	49,315	32,781
Other	8,492	25,396

Total noncurrent liabilities	178,954	163,348

Equity:
NL stockholders' equity:
Common stock	6,089	6,090
Additional paid-in capital	300,866	301,139
Retained earnings	220,104	222,421
Accumulated other comprehensive loss	(191,737)	(237,507)

Total NL stockholders' equity	335,322	292,143

Noncontrolling interest in subsidiary	17,756	19,177

Total equity	353,078	311,320

Total liabilities and equity	$551,616	$569,959

Commitments and contingencies (Note 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(unaudited)
Net sales	$26,993	$30,029	$86,943	$90,827
Cost of sales	18,795	20,433	59,552	60,494

Gross margin	8,198	9,596	27,391	30,333

Selling, general and administrative expense	4,829	5,075	14,895	15,455
Other operating income (expense):
Insurance recoveries	103	526	219	889
Other income, net	140	18	140	645
Litigation settlement expense, net	-	-	-	(62,000)
Corporate expense	(2,575)	(1,583)	(11,130)	(14,352)

Income (loss) from operations	1,037	3,482	1,725	(59,940)

Equity in earnings of Kronos Worldwide, Inc.	22,437	9,905	93,357	55,029

Other income (expense):
Marketable equity securities	-	(35,645)	-	(55,911)
Other components of net periodic pension and OPEB cost	(177)	(99)	(531)	(297)
Interest and dividend income	977	1,336	2,554	3,630
Interest expense	(8)	(9)	(22)	(25)

Income (loss) before income taxes	24,266	(21,030)	97,083	(57,514)

Income tax expense (benefit)	6,466	(6,158)	28,923	(15,416)

Net income (loss)	17,800	(14,872)	68,160	(42,098)
Noncontrolling interest in net income of subsidiary	328	514	1,171	1,654

Net income (loss) attributable to NL stockholders	$17,472	$(15,386)	$66,989	$(43,752)

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$.36	$(.32)	$1.38	$(.90)

Weighted average shares used in the calculation of net income per share	48,715	48,727	48,710	48,721

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(unaudited)
Net income (loss)	$17,800	$(14,872)	$68,160	$(42,098)

Other comprehensive income (loss), net of tax:
Marketable securities	(5,260)	-	(9,851)	-
Currency translation	5,908	1,103	10,604	(2,414)
Interest rate swap	362	-	390	-
Defined benefit pension plans	738	959	1,998	2,916
Other postretirement benefit plans	(49)	(65)	(145)	(203)

Total other comprehensive income, net	1,699	1,997	2,996	299

Comprehensive income (loss)	19,499	(12,875)	71,156	(41,799)
Comprehensive income attributable to noncontrolling interest	328	514	1,171	1,654

Comprehensive income (loss) attributable to NL stockholders	$19,171	$(13,389)	$69,985	$(43,453)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2018

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
	(unaudited)
Balance at December 31, 2017	$6,089	$300,866	$220,104	$(191,737)	$17,756	$353,078

Change in accounting principle - ASU 2016-01	—	—	46,069	(46,069)	—	—
Balance at January 1, 2018, as adjusted	6,089	300,866	266,173	(237,806)	17,756	353,078
Net income (loss)	—	—	(43,752)	—	1,654	(42,098)
Other comprehensive income, net of tax	—	—	—	299	—	299
Issuance of NL common stock	1	119	—	—	—	120
Dividends	—	—	—	—	(251)	(251)
Other, net	—	154	—	—	18	172

Balance at September 30, 2018	$6,090	$301,139	$222,421	$(237,507)	$19,177	$311,320

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2017	2018
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$68,160	$(42,098)
Depreciation and amortization	2,794	2,609
Deferred income taxes	27,924	(16,624)
Equity in earnings of Kronos Worldwide, Inc.	(93,357)	(55,029)
Dividends received from Kronos Worldwide, Inc.	15,849	17,961
Cash funding of benefit plans in excess of net benefit plan expense	(689)	(2,074)
Marketable equity securities	-	55,911
Other, net	348	426
Change in assets and liabilities:
Accounts and other receivables, net	(1,436)	(18,203)
Inventories, net	(475)	(1,935)
Prepaid expenses and other	70	110
Accounts payable and accrued liabilities	(466)	62,025
Income taxes	2	11
Accounts with affiliates	(2,062)	2,939
Accrued environmental remediation and related costs	(1,392)	(428)
Other noncurrent assets and liabilities, net	(54)	16,698

Net cash provided by operating activities	15,216	22,299

Cash flows from investing activities:
Capital expenditures	(2,152)	(2,043)
Promissory notes receivable from affiliate:
Loans	(49,700)	(39,000)
Collections	40,400	44,200
Other, net	4	225

Net cash provided by (used in) investing activities	(11,448)	3,382

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	(250)	(251)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	3,518	25,430
Balance at beginning of period	98,242	102,941

Balance at end of period	$101,760	$128,371

Supplemental disclosure - cash paid (received) for:
Interest	$22	$25
Income taxes, net	$3,085	$(1,740)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At September 30, 2018, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE American: CIX) and Kronos (NYSE: KRO); each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on March 12, 2018 (the 2017 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2017 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2017) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2018 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2017 Consolidated Financial Statements contained in our 2017 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	September 30,
	2017	2018
	(In thousands)
Trade receivables - CompX	$10,516	$13,416
Accrued insurance recoveries	145	15,427
Other receivables	79	96
Allowance for doubtful accounts	(70)	(70)

Total	$10,670	$28,869

Accrued insurance recoveries are discussed in Note 14.

Note 3 – Inventories, net:

	December 31,	September 30,
	2017	2018
	(In thousands)
Raw materials	$2,730	$3,001
Work in process	9,836	10,864
Finished products	2,816	3,294

Total	$15,382	$17,159

Note 4 – Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc. Prior to 2018, any unrealized gains or losses on the securities were recognized through other comprehensive income, net of deferred income taxes.  Beginning on January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, our marketable equity securities will continue to be carried at fair value as noted below, but any unrealized gains or losses on the securities are now recognized as a component of other income included in Marketable equity securities on our Condensed Consolidated Statements of Operations. See Note 16.

	Fair value measurement level	Market value	Cost basis	Unrealized gain
		(In thousands)
December 31, 2017
Valhi common stock	1	$88,681	$24,347	$64,334

September 30, 2018
Valhi common stock	1	$32,770	$24,347	$8,423

At December 31, 2017 and September 30, 2018, we held approximately 14.4 million shares of common stock of Valhi.  See Note 1.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2017 and September 30, 2018, the quoted per share market price of Valhi common stock was $6.17 and $2.28, respectively.  During the first nine months of 2018 we recognized a pre-tax loss of $55.9 million related to the aggregate net change in market value of our marketable equity securities during such period.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2017 and September 30, 2018, we owned approximately 35.2 million shares of Kronos common stock.  At September 30, 2018, the quoted market price of Kronos’ common stock was $16.25 per share, or an aggregate market value of $572.3 million.  At December 31, 2017, the quoted market price was $25.77 per share, or an aggregate market value of $907.6 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2018 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$229.5
Equity in earnings of Kronos	55.0
Dividends received from Kronos	(17.9)
Equity in Kronos' other comprehensive income:
Currency translation	(3.0)
Defined benefit pension plans	2.2

Balance at the end of the period	$265.8

Selected financial information of Kronos is summarized below:

	December 31,	September 30,
	2017	2018
	(In millions)
Current assets	$1,062.5	$1,238.4
Property and equipment, net	506.4	491.9
Investment in TiO2 joint venture	86.5	79.7
Other noncurrent assets	169.0	124.9

Total assets	$1,824.4	$1,934.9

Current liabilities	$231.5	$249.6
Long-term debt	473.8	465.2
Accrued pension and postretirement benefits	261.9	255.0
Other noncurrent liabilities	102.9	91.7
Stockholders' equity	754.3	873.4

Total liabilities and stockholders' equity	$1,824.4	$1,934.9

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In millions)
Net sales	$464.5	$410.3	$1,275.7	$1,312.5
Cost of sales	309.5	291.2	882.3	846.8
Income from operations	96.1	58.1	226.8	285.5
Income tax expense (benefit)	6.1	14.1	(114.0)	75.5
Net income	73.8	32.6	307.1	181.0

Note 6 – Other noncurrent assets, net:

	December 31,	September 30,
	2017	2018
	(In thousands)
Restricted cash	$1,255	$1,089
Pension asset	2,593	2,847
Other	995	1,201

Total	$4,843	$5,137

Note 7 – Accrued and other current liabilities:

	December 31,	September 30,
	2017	2018
	(In thousands)
Employee benefits	$8,269	$7,955
Litigation settlement	-	60,000
Other	1,438	2,095

Total	$9,707	$70,050

See Note 14 for a discussion of the accrued litigation settlement.

Note 8 – Long-term debt:

During the first nine months of 2018, our wholly owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At September 30, 2018, we had outstanding borrowings of $0.5 million under such facility, and the remaining $49.5 million was available for future borrowing under this facility.  Outstanding borrowings under such credit facility bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the nine months ended September 30, 2018 was 7.125% and 6.64%, respectively.  We are in compliance with all of the covenants contained in such facility at September 30, 2018.

Note 9 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In thousands)
Interest cost	$506	$372	$1,518	$1,116
Expected return on plan assets	(689)	(590)	(2,067)	(1,770)
Recognized actuarial losses	394	365	1,182	1,095

Total	$211	$147	$633	$441

The components of net periodic postretirement benefits other than pension (OPEB) income are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In thousands)
Interest cost	$20	$15	$60	$45
Recognized actuarial gains	(54)	(63)	(162)	(189)

Total	$(34)	$(48)	$(102)	$(144)

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

We currently expect our 2018 contributions to our defined benefit pension plans and other postretirement plans to be approximately $3.4 million.

Note 10 – Other noncurrent liabilities:

	December 31,	September 30,
	2017	2018
	(In thousands)
Reserve for uncertain tax positions	$7,312	$7,312
Insurance claims and expenses	620	674
Litigation settlement	-	17,000
Other	560	410

Total	$8,492	$25,396

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In thousands)
Net Sales:
Security Products	$22,854	$24,541	$74,903	$75,845
Marine Components	4,139	5,488	12,040	14,982
Total	$26,993	$30,029	$86,943	$90,827

Note 12 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35% in 2017 and 21% in 2018	$8.5	$(4.4)	$34.0	$(12.1)
Rate differences on equity in earnings of Kronos	(2.1)	(1.9)	(5.0)	(4.3)
Nontaxable income	(.1)	-	(.3)	(.2)
U.S. state income taxes and other, net	.2	.2	.2	1.2

Income tax expense (benefit)	$6.5	$(6.1)	$28.9	$(15.4)

Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$6.5	$(6.1)	$28.9	$(15.4)
Other comprehensive income (loss):
Marketable securities	(2.8)	-	(5.3)	-
Currency translation	3.1	.3	5.7	(.6)
Interest rate swap	.2	-	.2	-
Pension plans	.4	.3	1.1	.8
OPEB plans	(.1)	(.1)	(.1)	(.1)

Total	$7.3	$(5.6)	$30.5	$(15.3)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $15.8 million in the first nine months of 2017 and $18.0 million in the first nine months of 2018.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos represents the net tax (benefit) associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos and the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction.

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

     Under GAAP, we are required to revalue our net deferred tax liability associated with our U.S. net taxable temporary differences in the period in which the new tax legislation is enacted based on deferred tax balances as of the enactment date, to reflect the effect of such reduction in the corporate income tax rate.  Other than with respect to temporary differences related to our marketable securities, and certain year-end actuarial valuations associated with our defined benefit pension and OPEB plans, our temporary differences as of December 31, 2017 were not materially different from our temporary differences as of the enactment date, accordingly revaluation of our net taxable temporary differences was based on our net deferred tax liability as of December 31, 2017 (except for our temporary differences related to our marketable securities, and certain year-end actuarial valuations associated with our defined benefit pension and OPEB plans, for which such revaluation was based on the deferred income tax asset/liability as of enactment date). Such revaluation resulted in a non-cash deferred income tax benefit of $37.5 million recognized as of December 31, 2017 in continuing operations, reducing our net deferred income tax liability.   The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available. We did not make any additional measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018, as we were still waiting on additional guidance that might impact the income tax effects of the new legislation recognized at December 31, 2017.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return, we were able to obtain, prepare and analyze the necessary information to complete the accounting under ASC 740 related to the revaluation of our net deferred tax liability associated with our U.S. net taxable temporary differences as of December 31, 2017, which resulted in the recognition of an immaterial adjustment to the provisional amount recognized at December 31, 2017.  Accordingly, we have completed our analysis related to such revaluation as of September 30, 2018.

Income tax matters related to Kronos

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $652 million for Kronos’ German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Kronos’ Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  During the first six months of 2017, Kronos recognized an aggregate non-cash deferred income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period, including $7.7 million in the second quarter of 2017.  As also discussed in the 2017 Annual Report, at June 30, 2017, Kronos concluded it had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German and Belgian operations.  In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to Kronos’ change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e., 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.  Accordingly, Kronos’ income tax benefit in calendar 2017 includes an aggregate non-cash deferred income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 (noted above) related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 (including $7.8 million reversed in the third quarter) related to the utilization of a portion of both the German and Belgian NOLs during such period.  Kronos’ deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  Kronos elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 (for the 2017 tax year) and $4.6 million which was paid in the second and third quarters of 2018 (for the 2018 tax year). Kronos did not make any measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018 because no new information became available during the period that required an adjustment.  During the third quarter of 2018, in conjunction with finalizing Kronos’ federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), Kronos recognized a provisional income tax benefit of $1.7 million which amount is recorded as a measurement-period adjustment, reducing the provisional income tax expense of $76.2 million recognized in the fourth quarter of 2017.  As a result, at September 30, 2018, taking into account the prior Transition Tax installments payments of $10.7 million (noted above), the balance of Kronos’ unpaid Transition Tax aggregates $63.8 million, which will be paid in quarterly installments over the remainder of the eight year period.  Of the $63.8 million, $58.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) and $5.7 million is included with Kronos’ current payable to affiliate (income taxes payable to Valhi) classified as a current liability.  The issuance of final regulations and/or additional guidance with respect to the Transition Tax may impact the amount of the Transition Tax recognized in the fourth quarter of 2017, as adjusted in the third quarter of 2018.  Kronos continues to gather information and is awaiting further guidance from the state jurisdictions in which Kronos operates with respect to the Transition Tax.  Kronos will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if Kronos determines an adjustment to the provisional amount recognized at December 31, 2017 is required, Kronos will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary). As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of Kronos’ non-U.S. subsidiaries accumulated up through December 31, 2017, Kronos determined effective December 31, 2017 that all of the post-1986 undistributed earnings of its European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 Kronos recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on its reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represent estimates based on information currently available.  Kronos has not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first nine months of 2018.  However, Kronos recorded a provisional non-cash deferred income tax expense of $2.5 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of its non-U.S. subsidiaries in the first nine months of 2018, including withholding taxes related to the undistributed earnings of Kronos’s Canadian subsidiary.  Kronos is continuing its review of certain other provisions under the 2017 Tax Act and waiting on further guidance, primarily from the state jurisdictions in which it operates, that may impact its determination of the aggregate temporary differences attributable to its investments in its non-U.S. subsidiaries.  Kronos will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if Kronos determines an adjustment to the provisional amount recognized at December 31, 2017 and September 30, 2018 are required, Kronos will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, Kronos is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”).  Kronos’ selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing our global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While Kronos’ future global operations depend on a number of different factors, Kronos does expect to have future U.S. inclusions in taxable income related to GILTI.  As such, Kronos has performed an analysis of GILTI’s impact on its provision and determined the impact is not material.  Because the impact is not material to its tax provision, Kronos has not recorded any adjustments related to potential GILTI tax in its financial statements in the first nine months of 2018.  Further, Kronos has not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  Kronos will complete its policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if Kronos determines such policy election impacts its provision, it will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, Kronos has evaluated the tax impact of BEAT on its tax provision in the first nine months of 2018 and determined that the tax law has no material impact on its tax provision as it has historically not entered into international payments between related parties that are unrelated to cost of goods sold.

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

•

During the third quarter of 2017, Kronos’ Canadian subsidiary executed and finalized an Advance Pricing Agreement with the Competent Authority for Canada (the “Canada-Germany APA”) effective for tax years 2005 - 2017.  Pursuant to the terms of the Canada-Germany APA, the Canadian and German tax authorities agreed to certain prior year changes to taxable income of our Canadian and German subsidiaries.  As a result of such agreed-upon changes, Kronos reversed a significant portion of its reserve for uncertain tax positions and recognized a non-cash income tax benefit of $8.1 million related to such reversal in the third quarter of 2017.  In addition, Kronos recognized a $2.6 million non-cash income tax benefit related to an increase in its German NOLs and a $.6 million German cash tax refund related to the Canada-Germany APA in the third quarter of 2017.

•

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
	(In thousands)

Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$15,882	$-	$20,473	$46,069
Change in accounting principle	-	-	-	(46,069)
Balance at beginning of period, as adjusted	$15,882	$-	$20,473	$-
Other comprehensive loss - unrealized losses arising during the year	(5,260)	-	(9,851)	-

Balance at end of period	$10,622	$-	$10,622	$-

Currency translation:
Balance at beginning of period	$(171,163)	$(167,984)	$(175,859)	$(164,467)
Other comprehensive income (loss)	5,908	1,103	10,604	(2,414)

Balance at end of period	$(165,255)	$(166,881)	$(165,255)	$(166,881)

Interest rate swap:
Balance at beginning of period	$(362)	$-	$(390)	$-
Other comprehensive income (loss):
Unrealized losses arising during the year	(119)	-	(296)	-
Less reclassification adjustment for amounts included in interest expense	481	-	686	-

Balance at end of period	$-	$-	$-	$-

Defined benefit pension plans:
Balance at beginning of period	$(75,450)	$(70,994)	$(76,710)	$(72,951)
Other comprehensive income - amortization of net losses included in net periodic pension cost	738	959	1,998	2,916

Balance at end of period	$(74,712)	$(70,035)	$(74,712)	$(70,035)

OPEB plans:
Balance at beginning of period	$(456)	$(526)	$(360)	$(388)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(49)	(65)	(145)	(203)

Balance at end of period	$(505)	$(591)	$(505)	$(591)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(231,549)	$(239,504)	$(232,846)	$(191,737)
Change in accounting principle	-	-	-	(46,069)
Balance at beginning of period, as adjusted	$(231,549)	$(239,504)	$(232,846)	$(237,806)
Other comprehensive income	1,699	1,997	2,996	299

Balance at end of period	$(229,850)	$(237,507)	$(229,850)	$(237,507)

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

In one of these lead pigment cases, in April 2000 we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) brought by a number of California government entities against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara sought to recover compensatory damages for funds the plaintiffs have expended or would in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  In July 2003, the trial judge granted defendants’ motion to dismiss all remaining claims.  Plaintiffs appealed and the intermediate appellate court reinstated public nuisance, negligence, strict liability, and fraud claims in March 2006.  A fourth amended complaint was filed in March 2011 on behalf of The People of California by the County Attorneys of Alameda, Ventura, Solano, San Mateo, Los Angeles and Santa Clara, and the City Attorneys of San Francisco, San Diego and Oakland.  That complaint alleged that the presence of lead paint created a public nuisance in each of the prosecuting jurisdictions and sought its abatement.  In July and August 2013, the case was tried.  In January 2014, the Judge issued a judgment finding us, The Sherwin Williams Company and ConAgra Grocery Products Company jointly and severally liable for the abatement of lead paint in pre-1980 homes, and ordered the defendants to pay an aggregate $1.15 billion to the people of the State of California to fund such abatement.  The trial court’s judgment also found that to the extent any abatement funds remained unspent after four years, such funds were to be returned to the defendants.  In February 2014, we filed a motion for a new trial, and in March 2014 the trial court denied the motion.  Subsequently in March 2014, we filed a notice of appeal with the Sixth District Court of Appeal for the State of California. On November 14, 2017, the Sixth District Court of Appeal issued its opinion, upholding the trial court’s judgment, except that it reversed the portion of the judgment requiring abatement of homes built between 1951 and 1980 which significantly reduced the number of homes subject to the abatement order.  In addition, the appellate court ordered the case be remanded to the trial court to recalculate the amount of the abatement fund, to limit it to the amount necessary to cover the cost of investigating and remediating pre-1951 homes, and to hold an evidentiary hearing to appoint a suitable receiver.  In addition, the appellate court found that we and the other defendants had the right to seek recovery from liable parties that contributed to a hazardous condition at a particular property.  Subsequently, we and the other defendants filed a Petition with the California Supreme Court seeking its review of a number of issues.  On February 14, 2018, the California Supreme Court denied such petition.  In July 2018, we and the other defendants filed appeals with the U.S. Supreme Court, seeking its review of two federal issues in the trial court’s original judgment.  Review by the U.S. Supreme Court is discretionary, and in October 2018 the U.S. Supreme Court denied the petitions for the Court to hear such appeals.

Under such remand ordered by the appellate court, the trial court would, among other things, (i) recalculate the amount of the abatement fund, excluding remediation of homes built between 1951 and 1980, (ii) hold an evidentiary hearing to appoint a suitable receiver for the abatement fund and (iii) enter an order setting forth its rulings on these issues.  We believe any party will have a right to appeal any of these new decisions to be made by the trial court from the remand of the case.  Several uncertainties exist with respect to the new decisions to be made by the trial court from the remand of the case, including the following:

•

The appellate court remanded the case back to the trial court to recalculate the total amount of the abatement, limiting the abatement to pre-1951 homes. In this regard, NL and the other defendants filed a brief with the trial court proposing a recalculated maximum abatement fund amount of no more than $409 million and plaintiffs filed a brief proposing an abatement fund amount of $730 million.  In September 2018, following a case-management hearing regarding the recalculated abatement fund amount held in August 2018, the trial court issued an order setting the recalculated amount of the abatement fund at $409 million;

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

•

The remedy ordered by the trial court is an abatement fund.  The trial court ordered that any funds unspent after four years are to be returned to the defendants (this provision of the trial court’s original judgment was not overturned by the appellate court).  As noted above, the actual number of homes which would participate in any abatement, and the nature, timing and extent of any such abatement, is not presently known; and

•

We and the other two defendants are jointly and severally liable for the abatement, we do not believe any individual defendant would be 100% responsible for the cost of any abatement, and the allocation of the recalculated amount of the abatement fund ($409 million) among the three defendants has not yet been determined.

In May 2018, we and the plaintiffs entered into a settlement agreement pursuant to which, as supplemented, the plaintiffs would be paid an aggregate of $80 million, in return for which we would be dismissed from the case with prejudice and all pending and future claims, causes of action, cross-complaints, actions or proceedings against us and our affiliates for indemnity, contribution, reimbursement or declaratory relief  in respect to the case would be barred, discharged and enjoined as a matter of applicable law.  Of such $80 million, $65 million would be paid by us and $15 million would be provided by one of our former insurance carriers that has previously placed such amount on deposit with the trial court in satisfaction of potential liability such former carrier might have with respect to the case under certain insurance policies we had with such former carrier.  Of such $65 million which would be paid by us, $45 million would be paid upon approval of the terms of the settlement, and the remaining $20 million would be paid in five annual installments beginning four years from such approval ($6 million for the first installment, $5 million for the second installment and $3 million for each of the third, fourth and fifth installments).  The settlement agreement is subject to a number of conditions including the trial court’s approval of the terms of the settlement (which trial court approval includes a determination that such settlement agreement meets the standards for a “good faith” settlement under applicable California law).  The other defendants filed motions with the trial court objecting to the terms of the settlement.   In September 2018, the trial court denied approval of the settlement agreement, finding among other things that the settlement agreement did not meet the standards for a “good faith” settlement under applicable California law.  Subsequently in October 2018, we filed an appeal of the trial court’s denial of approval of the settlement agreement with the Sixth District Court of Appeal for the State of California, asserting among other things that in denying such approval the trial court made several legal errors in applying applicable California law to the terms of the settlement.  The appellate court has discretion whether to hear such appeal, and the time for the appellate court to determine if it will hear such appeal has not yet run. There can be no assurance that the appellate court will agree to hear such appeal, or if it agrees to hear such appeal, that it would rule in favor of us and approve the settlement agreement.  We continue to believe the settlement agreement satisfies the standards for a “good faith” settlement under applicable California law.

The Santa Clara case is unusual in that this is the second time that an adverse verdict in the lead pigment litigation has been entered against us (the first adverse verdict against us was ultimately overturned on appeal). Given the appellate court’s November 2017 ruling, and the denial of an appeal by the California Supreme Court, we have concluded that the likelihood of a loss in this case has reached a standard of “probable” as contemplated by ASC 450.  With all of the uncertainties that exist with respect to the new decisions to be made by the trial court from the remand of the case, as noted above, we had previously concluded that the amount of such loss could not be reasonably estimated (nor could a range of loss be reasonably estimated).  However, the terms of the settlement agreement entered into by us and the plaintiffs in May 2018, as supplemented, provides evidence that the amount of the loss to us could be reasonably estimated (and provides evidence of the low end of a range of loss to us).  For financial reporting purposes, we discounted the five payments aggregating $20 million to be paid in installments to their estimated net present value, using a discount rate of 3.0% per annun.  Such net present value is $17 million, and we would begin to accrete such present value amount upon approval of the settlement agreement.  Accordingly, in the second quarter of 2018 we recognized a net $62 million pre-tax charge with respect to this matter ($45 million for the amount to be paid by us upon approval of the terms of the settlement and $17 million for the net present value of the five payments aggregating $20 million to be paid by us in installments beginning four years from such approval), representing the net amount we would pay in full settlement of our liability under the terms of the proposed settlement agreement.  For purposes of our condensed consolidated balance sheet, we have presented the aggregate $45 million that would be paid to the plaintiffs upon approval of the terms of the settlement and the $15 million that would be paid to the plaintiffs from the amount placed as deposit with the trial court by one of our former insurance carriers as a current liability, $17 million for the net present value of the five payments aggregating $20 million to be paid by us in installments beginning four years from such approval as a noncurrent liability and the $15 million portion of such aggregate $80 million undiscounted amount which would be funded from the amount placed on deposit with the trial court by one of our former insurance carriers as a current insurance recovery receivable.  See Notes 2, 7 and 10.

Although, we and the plaintiffs believed the settlement met all requirements of applicable California law,  the trial court denied our motion for approval of a good faith settlement, and there can be no assurance that appellate court will reverse that decision and approve the terms of this or any other settlement agreement between us and the plaintiffs.   If the appellate court does not reverse the trial court decision and approve the terms of this or any other settlement agreement between us and the plaintiffs, the proceedings in the trial court under the remand, as discussed above, would continue.  In such event, NL’s share of the recalculated amount of the abatement fund is not presently known, and other uncertainties exist with respect to the new decisions to be made by the trial court from the remand of the case, as discussed above.  As with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process and the remand proceedings in the trial court, that NL may in the future incur some liability resulting in the recognition of an additional loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.   We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2017 we had not recognized any receivables for recoveries and at September 30, 2018, we have recognized $15.0 million of receivables for recoveries related to the lead pigment litigation in California discussed above.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2018 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$111,909
Additions charged to expense, net	2,671
Payments, net	(3,098)

Balance at the end of the period	$111,482

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$17,762
Noncurrent liability	93,720

Balance at the end of the period	$111,482

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At September 30, 2018, we had accrued approximately $111 million related to approximately 37 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $130 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At September 30, 2018, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 109 of these types of cases pending, involving a total of approximately 582 plaintiffs.  In addition, the claims of approximately 8,676 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state court.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2017		September 30, 2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$102,941	$102,941	$128,371	$128,371
Noncontrolling interest in CompX common stock	17,756	22,224	19,177	22,854

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

In March 2017, the FASB issued ASU 2017-07, Compensation— Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic defined benefit pension and OPEB cost be reported in the same line item as other compensation costs for applicable employees incurred during the period.  Other components of such net benefit cost are required to be presented in the income statement separately from the service cost component, and below income from operations (if such a subtotal is presented).  These other net benefit cost components must be disclosed either on the face of the financial statements or in the notes to the financial statements.  In addition only the service cost component is eligible for capitalization in assets where applicable (inventory or internally constructed fixed assets for example). We adopted the amendments in ASU 2017-07 beginning in the first quarter of 2018, with retrospective presentation in our Condensed Consolidated Statements of Operations.  We began applying ASU 2017-07 prospectively beginning on January 1, 2018 as it relates to the capitalization of the service cost component of net benefit cost into assets (primarily inventory).  We are availing ourselves of the practical expedient that permits us to use amounts we previously disclosed as components of our net periodic defined benefit pension and OPEB cost for periods prior to the adoption of this ASU as the estimation basis for applying the retrospective presentation requirements.  As a result we have reclassified $.2 million and $.5 million previously classified as part of corporate expense for the third quarter and first nine months of September 30, 2017, respectively, to “Other components of net periodic pension and OPEB cost” in our Condensed Consolidated Statement of Income.

Pending adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive rewriting of the lease accounting guidance which aims to increase comparability and transparency with regard to lease transactions.   The primary change will be the recognition of lease assets for the right-of-use of the underlying asset and lease liabilities for the obligation to make payments by lessees on the balance sheet for leases currently classified as operating leases.   The ASU also requires increased qualitative disclosure about leases in addition to quantitative disclosures currently required.  Companies are currently required to use a modified retrospective approach to adoption with a practical expedient which will allow companies to continue to account for existing leases under the prior guidance unless a lease is modified, other than the requirement to recognize the right-of-use asset and lease liability for all operating leases.  The changes indicated above will be effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are in the process of assessing all of our current leases. We are in the process of completing our evaluation of the effect this ASU will have on our Consolidated Financial Statements, and we do not expect the adoption of this standard to have a material effect on our Consolidated Balance Sheet.

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

Results of operations

Net income overview

Quarter ended September 30, 2018 compared to the quarter ended September 30, 2017

We had a net loss attributable to NL stockholders of $15.4 million or $.32 per share in the third quarter of 2018 compared to net income attributable to NL stockholders of $17.5 million, or $.36 per share, in the third quarter of 2017.  As more fully described below, the decrease in our earnings per share from 2017 to 2018 is primarily due to the net effects of:

•	a pre-tax marketable equity securities expense of $35.6 million recognized in the third quarter of 2018 as a result of adopting ASU 2016-01 in 2018;
•	equity in earnings of Kronos in 2018 of $9.9 million compared to $22.4 million in 2017; and
•	higher income from operations attributable to CompX of $1.1 million in 2018.

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

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

We had a net loss attributable to NL stockholders of $43.8 million or $.90 per share in the first nine months of 2018 compared to net income attributable to NL stockholders of $67.0 million, or $1.38 per share, in the first nine months of 2017.  As more fully described below, the decrease in our earnings per share from 2017 to 2018 is primarily due to the net effects of:

•	a pre-tax litigation settlement expense of $62 million recognized in the second quarter of 2018;
•	a pre-tax marketable equity securities expense of $55.9 million recognized in the first nine months of 2018 as a result of adopting ASU 2016-01 in 2018;
•	equity in earnings of Kronos in 2018 of $55.0 million compared to $93.4 million in 2017;
•	higher income from operations attributable to CompX of $2.4 million in 2018; and
•	higher litigation fees and litigation related costs of $2.3 million in 2018.

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

•	loss of $.02 per share, net of income taxes, included in our equity in earnings of Kronos related to Kronos’ loss on prepayment of debt.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2017	2018	Change	2017	2018	Change
	(In millions)			(In millions)
CompX	$3.4	$4.5	34%	$12.5	$14.9	19%
Insurance recoveries	0.1	0.5	411	0.2	0.9	306
Other income, net	0.1	-	n/m	0.1	0.6	n/m
Litigation settlement expense	-	-	n/m	-	(62.0)	n/m
Corporate expense	(2.6)	(1.6)	(38)	(11.1)	(14.4)	29
Income (loss) from operations	$1.0	$3.4	n/m	$1.7	$(60.0)	n/m

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income (loss) from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2017	2018	Change	2017	2018	Change
	(In millions)			(In millions)
Equity in earnings of Kronos	$22.4	$9.9	(56)%	$93.4	$55.0	(41)%
Marketable equity securities	-	(35.6)	n/m	-	(55.9)	n/m
Other components of net periodic pension and OPEB	(.2)	(.1)	(44)	(.5)	(.3)	(44)
Interest and dividend income	1.0	1.3	37	2.6	3.6	42

CompX International Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2017	2018	Change	2017	2018	Change
	(In thousands)			(In thousands)
Net sales	$27.0	$30.0	11%	$86.9	$90.8	4%
Cost of sales	18.8	20.4	9	59.5	60.4	2
Gross margin	8.2	9.6	17	27.4	30.4	11
Operating costs and expenses	4.8	5.1	5	14.9	15.5	4
Income from operations	$3.4	$4.5	34	$12.5	$14.9	19

Percentage of net sales:
Cost of sales	70%	68%		69%	67%
Gross margin	30	32		32	33
Operating costs and expenses	18	17		17	17
Income from operations	13	15		14	16

Net sales – Net sales increased $3.0 million in the third quarter of 2018 compared to the same period in 2017 due to higher sales of security products across the majority of our markets including transportation, government security, office furniture and distribution as well as continued strong growth in sales of marine components to various marine and industrial markets.  Net sales increased $3.9 million in the first nine months of 2018 compared to the same period in 2017 due to the higher Marine Components sales volumes, and to a lesser extent Security Products sales across the majority of our markets, particularly transportation, office furniture and distribution. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of goods sold as a percentage of sales decreased 1.5% in the third quarter of 2018 compared to the same period in 2017 primarily due to improved coverage of fixed costs over increased production volumes. As a result, gross profit increased over the same period. As a percentage of net sales, cost of goods sold for the first nine months of 2018 decreased 1.9% compared to the same period in 2017 due to favorable changes in customer and product mix in Security Products as well as improved manufacturing efficiencies and fixed cost leverage facilitated by higher production volumes for each of our business segments. Gross profit for the third quarter and first nine months of 2018 increased over the same periods in the prior year due to the aforementioned factors.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the third quarter and first nine months of 2018 were comparable to the same periods in 2017.

Income from operations – As a percentage of net sales, income from operations for the third quarter and first nine months of 2018 increased compared to the same periods of 2017 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended September 30,		%	Nine months ended September 30,		%
	2017	2018	Change	2017	2018	Change
	(In thousands)			(In thousands)
Net sales:
Security Products	$22.9	$24.5	7%	$74.9	$75.8	1%
Marine Components	4.1	5.5	33	12.0	15.0	24
Total net sales	$27.0	$30.0	11	$86.9	$90.8	4

Gross margin:
Security Products	$7.2	$8.1	12	$24.4	$26.1	7
Marine Components	1.0	1.5	51	3.0	4.3	41
Total gross margin	$8.2	$9.6	17	$27.4	$30.4	11

Income from operations:
Security Products	$4.3	$5.3	26	$15.3	$17.8	16
Marine Components	.4	.8	95	1.3	2.3	82
Corporate operating expenses	(1.3)	(1.6)	25	(4.1)	(5.2)	28
Total income from operations	$3.4	$4.5	34	$12.5	$14.9	19

Gross margin:
Security Products	32%	33%		33%	34%
Marine Components	24	27		25	28
Total gross margin	30	32		32	33
Income from operations margin:
Security Products	19%	22%		20%	23%
Marine Components	10	15		11	16
Total income from operations margin	13	15		14	16

Security Products — Security Products net sales in the third quarter of 2018 increased 7% compared to the same period in 2017 on improved sales across the majority of our markets including transportation, government security, office furniture and distribution. Gross profit margin and operating income as a percentage of sales for the third quarter increased compared to the same period in 2017 primarily due to improved coverage of fixed cost over increased production volumes.

Marine Components –

Marine Components net sales increased 33% and 24% in the third quarter and first nine months of 2018, respectively, as compared to the same periods last year. The increase in sales reflects improved demand for products sold to original equipment manufacturers of recreational towboats and to a lesser extent sales to manufacturers of larger center-console boats and industrial customers. Gross profit margin and operating income as a percentage of net sales increased in the third quarter and first nine months of 2018 compared to the same periods last year due to improved fixed cost leverage facilitated by the higher production volumes.

Outlook – Due to the strong third quarter, year-to-date sales of security products now exceed the comparable year-to-date period, while sales of marine components continue to significantly outpace year-to-date 2017 due to the significant traction achieved through new product offerings, primarily to the recreational boat markets. We believe full year sales of our security products and marine components, as well as the related operating earnings, will also surpass prior year. We monitor changes in economic conditions and sales order rates and will respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Corporate expense – Corporate expenses were $1.6 million in the third quarter of 2018, $1.0 million lower than in the third quarter of 2017 primarily due to lower environmental remediation and related costs in 2018.  Included in corporate expense in the third quarter of 2017 and 2018 are:

•	litigation fees and related costs of $1.1 million in 2018 compared to $.9 million in 2017, and
•	environmental remediation and related credit of $1.6 million in 2018 compared to costs of $.1 million in 2017.

Corporate expenses were $14.4 million in the first nine months of 2018, $3.2 million higher than in the first nine months of 2017 primarily due to higher litigation and related costs in 2018.  Included in corporate expense in the first nine months of 2017 and 2018 are:

•	litigation fees and related costs of $5.1 million in 2018 compared to $2.8 million in 2017, and
•	environmental remediation and related costs of $2.7 million in 2018 compared to $3.2 million in 2017.

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

Interest and dividend income – Interest and dividend income increased $.4 million in the third quarter and $1.1 million in the first nine months of 2018 primarily due to interest income earned on CompX’s revolving promissory note receivable from Valhi, which CompX entered into in August 2016.  Interest income on such note receivable from Valhi was $.5 million in each of the third quarters of 2017 and 2018, respectively and $1.3 million and $1.6 million in the first nine months of 2017 and 2018, respectively.

Marketable equity securities – Beginning on January 1, 2018 with the adoption of ASU 2016-01, any unrealized gains or losses on our marketable equity securities are now recognized as a component of other income included in Marketable equity securities on our Condensed Consolidated Statements of Operations.  See Note 4 to our Condensed Consolidated Financial Statements.

Income tax expense (benefit) – We recognized income tax benefit of $6.2 million in the third quarter of 2018 compared to income tax expense of $6.5 million in the third quarter of 2017 and an income tax benefit of $15.4 million in the first nine months of 2018 compared to income tax expense of $28.9 million in the first nine months of 2017.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $15.8 million in the first nine months of 2017 and $18.0 million in the first nine months of 2018.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was 13.3% in the first nine months of 2018 and 29.6% in the first nine months of 2017.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2018 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first nine months of 2017 and 2018.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2017	2018	Change	2017	2018	Change
	(In millions)			(In millions)
Net sales	$464.5	$410.3	(12)%	$1,275.7	$1,312.5	4%
Cost of sales	309.5	291.2	(6)	882.3	846.8	(4)%
Gross margin	$155.0	$119.1		$393.4	$465.7

Income from operations	$96.1	$58.1	(40)	$226.8	$285.5	26%
Marketable equity securities	-	(4.3)		-	(6.7)
Other components of net periodic pension and OPEB cost	(4.5)	(3.7)		(12.8)	(11.3)
Interest and dividend income	.4	1.5		.7	3.7
Loss on prepayment of debt, net	(7.1)	-		(7.1)	-
Interest expense	(5.0)	(4.9)		(14.5)	(14.7)
Income before income taxes	79.9	46.7		193.1	256.5
Income tax expense (benefit)	6.1	14.1		(114.0)	75.5
Net income	$73.8	$32.6		$307.1	$181.0

Percentage of net sales:
Cost of sales	67%	71%		69%	65%
Income from operations	21	14		18	22

Equity in earnings of Kronos Worldwide, Inc.	$22.4	$9.9		$93.4	$55.0

TiO2 operating statistics:
Sales volumes*	150	123	(19)%	450	385	(15)%
Production volumes*	141	131	(7)	427	400	(6)%

Change in TiO2 net sales:
TiO2 product pricing			9%			18%
TiO2 sales volumes			(19)			(15)
TiO2 product mix/other			(2)			(4)
Changes in currency exchange rates			-			4
Total			(12)%			3%

* Thousands of metric tons

Current industry conditions

Due to the successful implementation of previously-announced price increases, average selling prices rose throughout 2017 and the first six months of 2018.  Kronos’ average TiO2 selling prices at the end of 2017 were 27% higher than at the end of 2016, and Kronos’ average selling prices at the end of the second quarter of 2018 were 3% higher than at the end of 2017, with most of the increase occurring during the first quarter.  Kronos’ average selling prices declined during the third quarter of 2018.  Kronos’ average selling prices at the end of the third quarter of 2018 were 2% lower than at the end of the second quarter of 2018, and were 1% higher than at the end of 2017.  Higher prices in the European and North American markets were partially offset by lower prices in the Latin American and export markets (attributable to changes in customer mix) at the end of the third quarter of 2018 as compared to the end of 2017.  We experienced lower sales volumes in all major markets in the first nine months of 2018 as compared to the record sales volumes achieved in the same period of 2017.

Kronos operated its production facilities at overall average capacity utilization rates of 95% in the first nine months of 2018 compared to full practical capacity utilization rates in the first nine months of 2017.  Kronos’

production rates in the third quarter of 2018 were impacted by maintenance activities at certain facilities. The table below lists our comparative quarterly capacity utilization rates.

	Production Capacity Utilization Rates
	2017	2018
First quarter	100%	95%
Second quarter	100%	97%
Third quarter	100%	92%

Due to a moderate rise in the cost of third-party feedstock ore Kronos procured in 2017 and the first nine months of 2018, Kronos’ cost of sales per metric ton of TiO2 sold in the first nine months of 2018 was higher as compared to the first nine months of 2017 (excluding the effect of changes in currency exchange rates).

Net sales - Net sales in the third quarter of 2018 decreased 12%, or $54.2 million, compared to the third quarter of 2017 primarily due to the net effect of a 9% increase in average TiO2 selling prices (which increased net sales by approximately $42 million) and a 19% decrease in sales volumes (which decreased net sales by approximately $88 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 19% in the third quarter of 2018 as compared to the record third quarter sales volumes of 2017 primarily due to lower sales in the European and export markets reflecting the effects of reduced shipments as customer inventory levels returned to more normal levels.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) had a nominal effect on Kronos’ net sales as compared to the third quarter of 2017.

Net sales in the first nine months of 2018 increased 3%, or $36.8 million, compared to the first nine months of 2017 primarily due to the net effect of an 18% increase in average TiO2 selling prices (which increased net sales by approximately $230 million) and a 15% decrease in sales volumes (which decreased net sales by approximately $191 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 15% in the first nine months of 2018 as compared to the record first nine months of 2017 primarily due to a combination of factors including (i) lower sales in all major markets resulting from a controlled ramp-up in January 2018 as Kronos brought the second phase of its new global enterprise resource planning system online; (ii) inventory management to assure adequate supply to its customers during the spring and summer necessitated by the lower production volumes in the first three months of the year (as discussed below); (iii) product availability in the second quarter; and (iv) customer inventory level changes in the second and third quarters as discussed above.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimate that changes in currency exchange rates increased its net sales by approximately $53 million as compared to the first nine months of 2017.

Cost of sales and gross margin - Cost of sales decreased $18.3 million or 6% in the third quarter of 2018 compared to the third quarter of 2017 due to the net effect of a 19% decrease in sales volumes, a 7% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $40 million and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the third quarter of 2018 compared to the production volumes in the third quarter of 2017 was primarily due to maintenance activities at certain facilities in 2018.  Kronos’ cost of sales as a percentage of net sales increased to 71% in the third quarter of 2018 compared to 67% in the same period of 2017 as the unfavorable effects related to lower production volumes and  higher raw materials and other production costs more than offset the favorable impact of higher average selling prices, as discussed above.

Gross margin as a percentage of net sales decreased to 29% in the third quarter of 2018 compared to 33% in the third quarter of 2017.  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Cost of sales decreased $35.5 million in the first nine months of 2018 compared to the same period in 2017 primarily due to the net impact of a 15% decrease in sales volumes, 6% decrease in TiO2 production volumes, higher raw materials and other production costs of approximately $75 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  The decrease in TiO2 production volumes in the first nine months of 2018 compared to the production volumes in the first nine months of 2017 was primarily due to maintenance activities at certain facilities in 2018, and the implementation of a productivity-enhancing improvement project at Kronos’ Belgian facility in the first quarter of 2018.  Kronos’ cost of sales as a percentage of net sales decreased to 65% in the first nine months of 2018 compared to 69% in the same period of 2017 as the favorable impact of higher average selling prices more than offset the unfavorable effects related to lower production volumes and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales increased to 35% in the first nine months of 2018 compared to 31% in the first nine months of 2017.  As discussed and quantified above, Kronos’ gross margin increased primarily due to the net effect of higher average selling prices, lower sales and production volumes and higher raw materials and other production costs.

Selling, general and administrative expense - Selling, general and administrative expense in the third quarter of 2018 was $57.3 million, an increase of $6.0 million compared to the third quarter of 2017 in part due to higher general and administrative costs related to the implementation of a new accounting and manufacturing software system and higher sales support costs.

Selling, general and administrative expense in the first nine months of 2018 was $173.7 million, an increase of $26.1 million compared to the first nine months of 2017 in part due to higher general and administrative costs related to the implementation of a new accounting and manufacturing software system and higher sales support costs.

Income from operations - Income from operations decreased by $38.0 million, or 40%, in the third quarter of 2018 compared to the third quarter of 2017.  Income from operations as a percentage of net sales decreased to 14% in the third quarter of 2018 from 21% in the same period of 2017.  This decrease was driven by the decrease in gross margin, discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $7 million in the third quarter of 2018 as compared to the same period in 2017, as discussed below.

Income from operations increased by $58.7 million, or 26%, in the first nine months of 2018 compared to the first nine months of 2017.  Income from operations as a percentage of net sales increased to 22% in the first nine months of 2018 from 18% in the same period of 2017.  This increase was driven by the increase in gross margin, discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $26 million in the first nine months of 2018 as compared to the same period in 2017.

Other non-operating income (expense) - Beginning on January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, all of Kronos’ marketable equity securities will continue to be carried at fair value, but any unrealized gains or losses on the securities are now recognized in Marketable equity securities.  Other components of net periodic pension and OPEB cost in the third quarter of 2018 was comparable to the third quarter of 2017.   Interest expense in the third quarter and first nine months of 2018 was comparable to the same periods of 2017.  Kronos currently expect its interest expense for all of 2018 will be comparable to 2017, as higher average debt levels in 2018 resulting from the September 2017 issuance of its Senior Secured Notes would be offset by lower average interest rates on outstanding indebtedness.  Kronos also recognized a loss on prepayment of debt in the third quarter of 2017 aggregating $7.1 million, associated with the prepayment and termination of its term loan indebtedness.

Income tax expense (benefit) - Kronos recognized income tax expense of $14.1 million in the third quarter of 2018 compared to income tax expense of $6.1 million in the third quarter of 2017.  The difference is primarily due to the net effect of higher earnings in the third quarter of 2017, the reversal of Kronos’ deferred income tax asset valuation allowance associated with its German and Belgian operations in 2017 and the reversal of a significant portion of its reserve for uncertain tax positions in 2017.  Kronos recognized income tax expense of $75.5 million in the first nine months of 2018 compared to an income tax benefit of $114.0 million in the first nine months of 2017.

The difference is primarily due to the effect of the reversal of Kronos’ deferred income tax asset valuation allowance associated with its German and Belgium operations in 2017.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and effective in 2018 the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Excluding the effect of any increase or decrease in Kronos’ deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, Kronos would generally expect its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of Kronos’ non-U.S. operations.  Prior to 2018, the income tax rates applicable to Kronos’ pre-tax earnings (losses) of its non-U.S. operations were generally lower than the U.S. federal statutory tax rate of 35%.

Kronos has substantial net operating loss (“NOL”) carryforwards in Germany (the equivalent of $652 million for German corporate purposes and $.5 million for German trade tax purposes at December 31, 2017) and in Belgium (the equivalent of $50 million for Belgian corporate tax purposes at December 31, 2017), all of which have an indefinite carryforward period.  As a result, Kronos has net deferred income tax assets with respect to these two jurisdictions, primarily related to these NOL carryforwards.  The German corporate tax is similar to the U.S. federal income tax, and the German trade tax is similar to the U.S. state income tax.  As discussed in the 2017 Annual Report, commencing June 30, 2015, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance under the more-likely-than-not recognition criteria with respect to its German and Belgian net deferred income tax assets at such date.  During the first six months of 2017, Kronos recognized an aggregate non-cash deferred income tax benefit of $12.7 million as a result of a net decrease in such deferred income tax asset valuation allowance, due to utilizing a portion of both the German and Belgian NOL during the period, including $7.7 million in the second quarter of 2017.  As also discussed in the 2017 Annual Report, at June 30, 2017, Kronos concluded it had sufficient positive evidence under the more-likely-than-not recognition criteria to support reversal of the entire valuation allowance related to its German and Belgian operations.  In accordance with the ASC 740-270 guidance regarding accounting for income taxes at interim dates, the amount of the valuation allowance reversed at June 30, 2017 ($149.9 million, of which $141.9 million related to Germany and $8.0 million related to Belgium) relates to Kronos’ change in judgment at that date regarding the realizability of the related deferred income tax asset as it relates to future years (i.e. 2018 and after).  A change in judgment regarding the realizability of deferred tax assets as it relates to the current year is considered in determining the estimated annual effective tax rate for the year and is recognized throughout the year, including interim periods subsequent to the date of the change in judgment.   Accordingly, Kronos’ income tax benefit in calendar 2017 includes an aggregate non-cash deferred income tax benefit of $186.7 million related to the reversal of the German and Belgian valuation allowance, comprised of $12.7 million recognized in the first half of 2017 (noted above) related to the utilization of a portion of both the German and Belgian NOLs during such period, $149.9 million related to the portion of the valuation allowance reversed as of June 30, 2017 and $24.1 million recognized in the second half of 2017 (including $7.8 million reversed in the third quarter) related to the utilization of a portion of both the German and Belgian NOLs during such period.  Kronos’ deferred income tax asset valuation allowance increased $13.7 million in 2017 as a result of changes in currency exchange rates, which increase was recognized as part of other comprehensive income (loss).

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

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  Pursuant to the Transition Tax provisions imposing a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represented estimates based on information currently available.  Kronos elected to pay such tax over an eight year period beginning in 2018, including approximately $6.1 million which was paid in April 2018 (for the 2017 tax year) and $4.6 million which was paid in the second and third quarters of 2018 (for the 2018 tax year).  Kronos did not make any measurement-period adjustments to the provisional amounts recorded for this item during the first six months of 2018 because no new information became available during the period that required an adjustment.  During the third quarter of 2018, in conjunction with finalizing our federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), Kronos recognized a provisional income tax benefit of $1.7 million which amount is recorded as a measurement-period adjustment, reducing the provisional income tax expense of $76.2 million recognized in the fourth quarter of 2017.  As a result, at September 30, 2018, taking into account the prior Transition Tax installments payments of $10.7 million (noted above), the balance of Kronos’ unpaid Transition Tax aggregates $63.8 million, which will be paid in quarterly installments over the remainder of the eight year period.  Of such $63.8 million, $58.1 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability at September 30, 2018, and $5.7 million is) classified as a current liability.  The issuance of final regulations and/or additional guidance with respect to the Transition Tax may impact the amount of the Transition Tax recognized in the fourth quarter of 2017, as adjusted in the third quarter of 2018.  Kronos is also continuing to gather information and await further guidance from the state jurisdictions in which Kronos operates with respect to the Transition Tax.  Kronos will complete its accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if Kronos determines an adjustment to the provisional amounts recognized at December 31, 2017 and September 30, 2018 is required, Kronos will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  As a result of the implementation of a territorial tax system under the 2017 Tax Act, effective January 1, 2018, and the Transition Tax which in effect taxes the post-1986 undistributed earnings of Kronos’ non-U.S. subsidiaries accumulated up through December 31, 2017, Kronos determined effective December 31, 2017 that all of the post-1986 undistributed earnings of its European subsidiaries are not permanently reinvested.  Accordingly, in the fourth quarter of 2017 Kronos recognized an aggregate provisional non-cash deferred income tax expense of $4.5 million based on its reasonable estimates of the U.S. state and non-U.S. income tax and withholding tax liability attributable to all of such previously-considered permanently reinvested undistributed earnings through December 31, 2017.  The amounts recorded as of December 31, 2017 as a result of the 2017 Tax Act represented estimates based on information currently available.  Kronos has not made any measurement-period adjustments to the provisional amounts recorded at December 31, 2017 for this item during the first nine months of 2018.  However, Kronos recorded a provisional non-cash deferred income tax expense of $2.5 million for the estimated U.S. state and non-U.S. income tax and withholding tax liability attributable to the 2018 undistributed earnings of its non-U.S. subsidiaries in the first nine months of 2018, including withholding taxes related to the undistributed earnings of its Canadian subsidiary.  Kronos is continuing its review of certain other provisions under the 2017 Tax Act and waiting on further guidance primarily from the state jurisdictions in which it operates that may impact its determination of the aggregate temporary differences attributable to its investments in its non-U.S. subsidiaries.  Kronos will complete Kronos’ accounting for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118, and if it determines an adjustment to the provisional amounts recognized at December 31, 2017 and September 30, 2018 are required, Kronos will recognize such adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.

Under U.S. GAAP, as it relates to the new GILTI tax rules, Kronos is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of Kronos’ deferred taxes (the “deferred method”).  Kronos’ selection of an accounting policy related to the GILTI tax provisions will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  While Kronos’ future global operations depend on a number of different factors, Kronos do expect to have future U.S. inclusions in taxable income related to GILTI.  As such, Kronos performed an analysis of GILTI’s impact on its provision and determined the impact is not material.  Because the impact is not material to its tax provision, Kronos has not recorded any adjustments related to potential GILTI tax in its financial statements in the first nine months of 2018. Further, Kronos has not made a policy decision regarding whether to record deferred taxes on GILTI or record GILTI tax as a current-period expense when incurred.  Kronos will complete its policy election for this item within the prescribed measurement period ending December 22, 2018, pursuant to the guidance under SAB 118 and if Kronos determines such policy election impacts its provision, Kronos will recognize an adjustment in the reporting period within the SAB 118 measurement period in which such adjustment is determined.  Similarly, Kronos has evaluated the tax impact of BEAT on its tax provision in the first nine months of 2018 and determined that the tax law has no material impact on its tax provision as Kronos has historically not entered into international payments between related parties that are unrelated to cost of goods sold.

Effects of Currency Exchange Rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently its non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all Kronos’ production facilities, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when Kronos’ non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  As discussed in Note 14 to Kronos’ Condensed Consolidated Financial Statements, Kronos periodically use currency forward contracts to manage a portion of Kronos’ currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts it holds from time to time serves in part to mitigate the currency transaction gains or losses its would otherwise recognize from the first two items described above.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on the reported amounts of its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates three months ended September 30, 2018 vs September 30, 2017

	Transaction gains/(losses) recognized			Translation gains – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$-	$-
Income from operations	(4)	(1)	3	4	7

Changes in currency exchange rates (primarily the euro) had a nominal effect on Kronos’ net sales as compared to the third quarter of 2017.

The $7 million increase in income from operations was comprised of the following:

•

Approximately $3 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $4 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into less U.S. dollars in 2018 as compared to 2017 and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2018 as compared to 2017.

Impact of changes in currency exchange rates nine months ended September 30, 2018 vs September 30 2017

	Transaction gains/(losses) recognized			Translation gains – impact of rate changes	Total currency impact 2018 vs 2017
	2017	2018	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$53	$53
Income from operations	(8)	4	12	14	26

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

The $26 million increase in income from operations was comprised of the following:

•

Approximately $12 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $14 million from net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2018 as compared to 2017, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar, as its local currency-denominated operating costs were translated into more U.S. dollars in 2018 as compared to 2017.

Outlook

Kronos expects its production volumes in 2018 to be lower as compared to the record 2017 production volumes.  Assuming current global economic conditions continue and based on anticipated production levels, Kronos expects its 2018 sales volumes to be lower as compared to record 2017 sales volumes.  As expected, customer inventory level changes Kronos experienced in the second quarter of 2018 continued into the third quarter.  However, Kronos believes customer inventory level changes were short term and worldwide demand remains solid.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

The cost of third-party feedstock ore Kronos purchased in the first nine months of 2018 was higher as compared to the fourth quarter of 2017, and such higher cost feedstock ore was reflected in Kronos’ results of operations beginning in the second quarter of 2018.  Kronos expects its cost of sales per metric ton of TiO2 sold in 2018 will be moderately higher than its per-metric ton cost in 2017 primarily due to higher third-party feedstock ore costs along with the unfavorable effects of lower production volumes.

Kronos started 2018 with average selling prices 27% higher than the beginning of 2017, and average selling prices increased by an additional 3% in the first six months of 2018 (most of which occurred in the first quarter).  Average selling prices declined by 2% during the third quarter of 2018.  Industry data indicates that overall TiO2 inventory held by producers stood at adequate-to-low levels in the third quarter of 2018.  Kronos expects changes in customer inventory levels to continue to decrease through the fourth quarter of 2018 which could lead to some selling price decreases during the fourth quarter of 2018.

Overall, Kronos expects its sales in 2018 will be comparable to 2017, as the favorable impact of expected higher average selling prices in 2018 would be offset by the unfavorable impact of expected lower sales volumes.  In addition, Kronos expects its income from operations in 2018 will be comparable to 2017, as the favorable impact of expected higher average selling prices in 2018 would be offset by the unfavorable impact of expected lower sales and production volumes and higher raw material and other production costs (principally feedstock ore).  However, Kronos expects its net income in 2018 will be lower as compared to 2017 due to the favorable impact of the aggregate net income tax benefit of $136.5 million Kronos recognized in 2017.

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of western producers’ TiO2 production capacity required to meet expected future growth in demand.  Any such major expansion of TiO2 production capacity, if announced, would take a number of years before such production would become available to meet future growth in demand.  Certain Chinese producers have recently announced expansion plans, but the extent to which such expansion plans will be implemented, or if implemented the resulting additional capacity and the timing thereof is uncertain.

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

Net cash provided by operating activities was $22.3 million in the first nine months of 2018 compared to $15.2 million in the first nine months of 2017.  The $7.1 million net increase in cash provided by operating activities includes the net effects of:

•	higher income from operations from CompX in 2018 of $2.4 million;
•	lower net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2018 of $2.7 million;
•	lower cash required for income taxes of $4.8 million in 2018 primarily as a result of the timing of tax payments;
•	higher interest and dividend income in 2018 of $1.1 million; and
•	higher dividends received from Kronos in 2018 of $2.1 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended September 30,
	2017	2018
	(In millions)
Net cash provided by operating activities:
CompX	$8.9	$12.8
NL Parent and wholly-owned subsidiaries	7.9	11.1
Eliminations	(1.6)	(1.6)
Total	$15.2	$22.3

Changes in working capital can have a significant effect on cash flows from operating activities.  Our September 30, 2018 days sales outstanding was consistent with recent trends and in line with our expectations. As expected, our total average number of days in inventory decreased from December 31, 2017 to September 30, 2018 primarily as a result of the seasonal increase in sales during the third quarter 2018 as compared to the fourth quarter of 2017.  The variability in days in inventory among our segments primarily relates to the differences in the complexity of the production processes and therefore the length of time it takes to produce and sell end-products.  For comparative purposes, we have provided December 31, 2016 and September 30, 2017 numbers below.

	December 31,	September 30,	December 31,	September 30,
	2016	2017	2017	2018
Days sales outstanding	36 days	40 days	38 days	40 days
Days in inventory	79 days	74 days	79 days	76 days

Investing activities

Our capital expenditures were $2.0 million in the first nine months of 2018 compared to $2.2 million in the first nine months of 2017. During the first nine months of 2018, Valhi repaid a net $5.2 million under the promissory note ($39.0 million of gross borrowings and $44.2 million of gross repayments). During the first nine months of 2017, Valhi borrowed a net $9.3 million under the promissory note ($49.7 million of gross borrowings and $40.4 million of gross repayments).

Financing activities

Cash flows from financing activities in the first nine months of each of 2017 and 2018 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At September 30, 2018, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at September 30, 2018.  See Note 8 to our Condensed Consolidated Financial Statements.

Kronos’ North American and European revolvers and its senior secured notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at September 30, 2018.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At September 30, 2018, we had aggregate cash, cash equivalents and restricted cash of $128.4 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$43.8
NL Parent and wholly-owned subsidiaries	84.6
Total	$128.4

In addition, at September 30, 2018 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $32.8 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at September 30, 2018 with an aggregate market value of $572.3 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2019) including any amounts CompX might loan from time to time under the terms of its new revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At September 30, 2018, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at September 30, 2018 totaled $0.6 million.  CompX’s 2018 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2018, based on the number of shares of common stock of these affiliates we own as of September 30, 2018 and their current regular quarterly dividend rate, is presented in the table below.

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2018.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2018.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements and our 2017 Annual Report.

Big River Mine Tailings Superfund Site.  In October 2018, NL and the United States entered into a consent decree for Operable Unit 1 (OU1).  The consent decree was filed with the court and released for public comment in October 2018. After it has responded to any comments, the United States will file a motion seeking judicial approval of the settlement.  If approved, the consent decree will resolve NL’s liability for OU1.

Refined Metals Corporation v. NL Industries, Inc. (United States District Court for the Southern District of Indiana, Case 1:17-cv-2565).  In September 2018, the court dismissed the case, holding that all federal claims brought against NL were barred by the statute of limitations and finding that the court lacked jurisdiction to consider the state law claims.   In October 2018, Refined Metals filed an appeal with the federal court of appeals.  NL will continue to deny liability and will vigorously defend against all claims in the court of appeals.

In November 2018, NL was served with two complaints filed by county governments in Pennsylvania.  Each county alleges that NL and several other defendants created a public nuisance by selling and promoting lead-containing paints and pigments in the counties.  The plaintiffs seek abatement and declaratory relief.  We believe these lawsuits are inconsistent with Pennsylvania law and without merit, and we intend to defend ourselves vigorously.

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

NL INDUSTRIES, INC.
(Registrant)

Date: November 7, 2018	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: November 7, 2018	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Controller, Principal Accounting Officer)