Form 10-Q
period 2019-03-31
NL INDUSTRIES INC
filed 2019-05-09
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

Commission file number 1-640

NL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700

Dallas, Texas 75240-2620

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 233-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	NL	NYSE

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on May 1, 2019:  48,727,884.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2018	2019
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,259	$111,361
Restricted cash and cash equivalents	3,727	3,818
Accrued insurance recovery related to litigation settlement	15,000	15,000
Accounts and other receivables, net	12,440	15,681
Inventories, net	17,102	18,510
Receivable from affiliate	792	233
Prepaid expenses and other	1,324	1,143

Total current assets	166,644	165,746

Other assets:
Notes receivable from affiliate	34,000	40,000
Marketable securities	27,740	33,202
Investment in Kronos Worldwide, Inc.	255,565	259,061
Goodwill	27,156	27,156
Other assets, net	4,111	4,216

Total other assets	348,572	363,635

Property and equipment:
Land	5,151	5,151
Buildings	22,842	22,842
Equipment	67,446	67,526
Construction in progress	603	621

	96,042	96,140
Less accumulated depreciation	64,016	64,724

Net property and equipment	32,026	31,416

Total assets	$547,242	$560,797

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2018	2019
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,831	$4,497
Accrued litigation settlement	60,000	60,000
Accrued and other current liabilities	10,854	7,178
Accrued environmental remediation and related costs	5,027	4,746
Payable to affiliates	567	567
Income taxes	44	55

Total current liabilities	81,323	77,043

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued pension costs	10,389	10,122
Accrued environmental remediation and related costs	93,184	92,270
Long-term litigation settlement	17,000	17,000
Deferred income taxes	31,373	34,112
Other	9,915	9,850

Total noncurrent liabilities	162,361	163,854

Equity:
NL stockholders' equity:
Common stock	6,090	6,090
Additional paid-in capital	301,139	301,139
Retained earnings	225,156	240,360
Accumulated other comprehensive loss	(248,270)	(247,537)

Total NL stockholders' equity	284,115	300,052

Noncontrolling interest in subsidiary	19,443	19,848

Total equity	303,558	319,900

Total liabilities and equity	$547,242	$560,797

Commitments and contingencies (Note 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2018	2019
	(unaudited)
Net sales	$28,413	$31,176
Cost of sales	18,910	21,552

Gross margin	9,503	9,624

Selling, general and administrative expense	5,130	5,334
Other operating income (expense):
Insurance recoveries	163	283
Other income, net	619	-
Corporate expense	(7,953)	(2,055)

Income (loss) from operations	(2,798)	2,518

Equity in earnings of Kronos Worldwide, Inc.	21,479	9,225

Other income (expense):
Marketable equity securities	(1,581)	5,462
Other components of net periodic pension and OPEB cost	(99)	(428)
Interest and dividend income	1,072	1,519
Interest expense	(8)	(9)

Income before income taxes	18,065	18,287

Income tax expense	3,330	2,561

Net income	14,735	15,726
Noncontrolling interest in net income of subsidiary	487	522

Net income attributable to NL stockholders	$14,248	$15,204

Amounts attributable to NL stockholders:

Basic and diluted net income per share	$.29	$.31

Weighted average shares used in the calculation of net income per share	48,715	48,727

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended
	March 31,
	2018	2019
	(unaudited)
Net income	$14,735	$15,726

Other comprehensive income (loss), net of tax:
Currency translation	2,591	(25)
Defined benefit pension plans	983	828
Other	(73)	(70)

Total other comprehensive income, net	3,501	733

Comprehensive income	18,236	16,459
Comprehensive income attributable to noncontrolling interest	487	522

Comprehensive income attributable to NL stockholders	$17,749	$15,937

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended March 31, 2018 and 2019

(In thousands)

(unaudited)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
Balance at December 31, 2017	$6,089	$300,866	$220,104	$(191,737)	$17,756	$353,078

Change in accounting principle- ASU 2016-01	—	—	$46,069	$(46,069)	—	-
Balance at January 1, 2018, as adjusted	6,089	300,866	$266,173	$(237,806)	17,756	353,078
Net income	—	—	14,248	—	487	14,735
Other comprehensive income, net of tax	—	—	—	3,501	—	3,501
Dividends paid to noncontrolling interest	—	—	—	—	(83)	(83)

Balance at March 31, 2018	$6,089	$300,866	$280,421	$(234,305)	$18,160	$371,231

Balance at December 31, 2018	$6,090	$301,139	$225,156	$(248,270)	$19,443	$303,558
Net income	—	—	15,204	—	522	15,726
Other comprehensive income, net of tax	—	—	—	733	—	733
Dividends paid to noncontrolling interest	—	—	—	—	(117)	(117)

Balance at March 31, 2019	$6,090	$301,139	$240,360	$(247,537)	$19,848	$319,900

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income	$14,735	$15,726
Depreciation and amortization	889	901
Deferred income taxes	3,420	2,552
Equity in earnings of Kronos Worldwide, Inc.	(21,479)	(9,225)
Marketable equity securities	1,581	(5,462)
Dividends received from Kronos Worldwide, Inc.	5,987	6,339
Cash funding of benefit plans in excess of net benefit plan expense	(120)	9
Other, net	56	39
Change in assets and liabilities:
Accounts and other receivables, net	(2,226)	(3,244)
Inventories, net	(980)	(1,475)
Prepaid expenses and other	(819)	181
Accounts payable and accrued liabilities	(2,867)	(3,949)
Income taxes	16	9
Accounts with affiliates	(132)	559
Accrued environmental remediation and related costs	3,848	(1,194)
Other noncurrent assets and liabilities, net	(66)	(16)

Net cash provided by operating activities	1,843	1,750

Cash flows from investing activities:
Capital expenditures	(644)	(439)
Promissory notes receivable from affiliate:
Loans	(12,400)	(17,400)
Collections	12,600	11,400
Other, net	224	-

Net cash used in investing activities	(220)	(6,439)

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	(83)	(117)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	1,540	(4,806)
Balance at beginning of period	102,941	120,989

Balance at end of period	$104,481	$116,183

Supplemental disclosure - cash paid (received) for:
Interest	$8	$9
Income taxes, net	25	(16)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2019, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. All of Contran’s outstanding voting stock is held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children for which Ms. Simmons and Ms. Connelly are co-trustees, or is held directly by Ms. Simmons and Ms. Connelly or entities related to them.  Consequently, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE MKT: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 11, 2019 (the 2018 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2018 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2018) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2019 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2018 Consolidated Financial Statements contained in our 2018 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	March 31,
	2018	2019
	(In thousands)
Trade receivables - CompX	$12,210	$15,428
Accrued insurance recoveries	266	233
Other receivables	34	90
Allowance for doubtful accounts	(70)	(70)

Total	$12,440	$15,681

Accrued insurance recoveries are discussed in Note 14.

Note 3 – Inventories, net:

	December 31,	March 31,
	2018	2019
	(In thousands)
Raw materials	$2,661	$3,316
Work in process	11,130	11,849
Finished products	3,311	3,345

Total	$17,102	$18,510

Note 4 – Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc.  All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security.  Any unrealized gains or losses on the securities are recognized in Marketable equity securities on our Condensed Consolidated Statements of Income.  The fair value of our equity securities represent a Level 1 input within the fair value hierarchy.

	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In thousands)
December 31, 2018
Valhi common stock	1	$27,740	$24,347	$3,393

March 31, 2019
Valhi common stock	1	$33,202	$24,347	$8,855

At December 31, 2018 and March 31, 2019, we held approximately 14.4 million shares of common stock of Valhi.  See Note 1.  Our shares of Valhi common stock are carried at fair value based on quoted market prices, representing a Level 1 input within the fair value hierarchy.  At December 31, 2018 and March 31, 2019, the quoted per share market price of Valhi common stock was $1.93 and $2.31, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

In March 2019, Valhi filed a Form S-3 registration statement with the SEC, registering our shares of Valhi common stock for resale. The registration statement has been declared effective by the SEC.  We may sell all or a portion of such shares from time to time directly or through one or more underwriters, broker-dealers or agents. If the shares are sold through underwriters or broker-dealers, we would be responsible for underwriting discounts or commissions or agents’ commissions. The shares may be sold in one or more transactions at fixed prices, prevailing market prices determined at the time of the sale, varying prices determined at the time of sale or negotiated prices (in each case we may determine).  We have agreed to reimburse Valhi for its expenses incurred in connection with such registration statement (which expenses are not material).  Through May 9, 2019, we have not sold any of our shares of Valhi common stock under the registration statement.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2018 and March 31, 2019, we owned approximately 35.2 million shares of Kronos common stock.  At March 31, 2019, the quoted market price of Kronos’ common stock was $14.02 per share, or an aggregate market value of $493.8 million.  At December 31, 2018, the quoted market price was $11.52 per share, or an aggregate market value of $405.7 million.

The change in the carrying value of our investment in Kronos during the first three months of 2019 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$255.5
Equity in earnings of Kronos	9.2
Dividends received from Kronos	(6.3)
Equity in Kronos' other comprehensive income:
Defined benefit pension plans	.7

Balance at the end of the period	$259.1

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2018	2019
	(In millions)
Current assets	$1,201.4	$1,203.1
Property and equipment, net	486.4	482.4
Investment in TiO2 joint venture	81.3	82.1
Other noncurrent assets	129.0	159.5

Total assets	$1,898.1	$1,927.1

Current liabilities	$233.4	$241.3
Long-term debt	455.1	445.8
Accrued pension and postretirement benefits	262.9	256.3
Other noncurrent liabilities	106.9	132.4
Stockholders' equity	839.8	851.3

Total liabilities and stockholders' equity	$1,898.1	$1,927.1

	Three months ended March 31,
	2018	2019
	(In millions)
Net sales	$430.4	$436.5
Cost of sales	255.6	327.2
Income from operations	107.5	49.0
Income tax expense	29.0	12.8
Net income	70.7	30.3

Note 6 – Other noncurrent assets, net:

	December 31,	March 31,
	2018	2019
	(In thousands)
Restricted cash	$1,003	$1,006
Pension asset	1,898	1,986
Other	1,210	1,224

Total	$4,111	$4,216

Note 7 – Accrued and other current liabilities:

	December 31,	March 31,
	2018	2019
	(In thousands)
Employee benefits	$9,001	$5,139
Other	1,853	2,039

Total	$10,854	$7,178

Note 8 – Long-term debt:

During the first three months of 2019, our wholly owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At March 31, 2019, we had outstanding borrowings of $0.5 million under such facility, and the remaining $49.5 million was available for future borrowing under this facility.  Outstanding borrowings under such credit facility bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the three months ended March 31, 2019 was 7.375%.    We are in compliance with all of the covenants contained in such facility at March 31, 2019.

 Note 9 – Other noncurrent liabilities:

	December 31,	March 31,
	2018	2019
	(In thousands)
Reserve for uncertain tax positions	$7,312	$7,312
Insurance claims and expenses	621	645
OPEB	1,519	1,454
Other	463	439

Total	$9,915	$9,850

Note 10 – Revenue Recognition

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2018	2019
	(In thousands)
Net sales:
Security Products	$24,056	$24,704
Marine Components	4,357	6,472
Total net sales	$28,413	$31,176

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2018	2019
	(In thousands)
Interest cost	$372	$474
Expected return on plan assets	(590)	(477)
Recognized actuarial losses	365	406

Total	$147	$403

We currently expect our 2019 contributions to our defined benefit pension plans to be approximately $1.5 million.

Note 12 – Income taxes:

	Three months ended
	March 31,
	2018	2019
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$3.8	$3.8
Rate differences on equity in earnings of Kronos	(1.2)	(1.4)
U.S. state income taxes and other, net	.7	.2

Income tax expense	$3.3	$2.6

Comprehensive provision for income taxes allocable to:
Net income	$3.3	$2.6
Other comprehensive income:
Currency translation	.7	-
Pension plans	.3	.2

Total	$4.3	$2.8

  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $6.0 million in the first three  months of 2018 and $6.3 million in the first three months of 2019.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos represents the net tax (benefit) associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos and the result determined by multiplying the pre-tax earnings or losses of each of our non-U.S. subsidiaries by the difference between the applicable statutory income tax rate for each non-U.S. jurisdiction.

Income tax matters related to Kronos

Kronos records global intangible low-tax income (GILTI) tax as a current-period expense when incurred under the period cost method.  Kronos has evaluated the tax impact of GILTI and base erosion anti abuse tax (BEAT) provisions and related U.S. tax credit provisions applicable to tax years beginning in 2018 based on the relevant statutes and guidance provided under the proposed regulations.  Given the complexity of the international provisions, it is possible that final regulations could differ from the proposed regulations and materially impact its determinations with respect to such items.  Any material change will be recognized in the period in which the final regulations are published.

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

	Three months ended
	March 31,
	2018	2019
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Marketable securities:
Balance at beginning of period	$46,069	$-
Change in accounting principle	(46,069)	-

Balance at end of period	$-	$-

Currency translation:
Balance at beginning of period	$(164,467)	$(172,434)
Other comprehensive income (loss)	2,591	(25)

Balance at end of period	$(161,876)	$(172,459)

Defined benefit pension plans:
Balance at beginning of period	$(72,951)	$(75,286)
Other comprehensive income - amortization of net losses included in net periodic pension cost	983	828

Balance at end of period	$(71,968)	$(74,458)

OPEB plans:
Balance at beginning of period	$(388)	$(550)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(73)	(70)

Balance at end of period	$(461)	$(620)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(191,737)	$(248,270)
Change in accounting principle	(46,069)	-
Balance at beginning of period, as adjusted	(237,806)	(248,270)
Other comprehensive income	3,501	733

Balance at end of period	$(234,305)	$(247,537)

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

The trial court has selected and appointed a receiver for the abatement fund. The trial court has also previously stated it will not enter the judgment in the case until after the Sixth District Court of Appeals determines whether to hear the appeal regarding our settlement agreement.  In March 2019, the trial court entered an order granting an offset of $8 million from a previous settlement thereby lowering the abatement fund amount from $409 million to $401 million.  In April 2019, the plaintiffs filed a motion asking the trial court to move forward with entry of a judgment, even if the Sixth District Court of Appeals has not yet decided whether to hear the appeal.  Subsequently, NL and the other defendants filed a response, opposing the plaintiffs’ motion.  We expect the judgment will require full payment of all amounts due by us and the other defendants in respect to the abatement fund within sixty days of entry of the judgment.

If the appellate court does not reverse the trial court decision and approve the terms of this or any other settlement agreement between us and the plaintiffs, the proceedings in the trial court under the remand, as discussed above, would continue.  In such event, NL’s share of the recalculated amount of the abatement fund ($401 million) is not presently known, and other uncertainties exist with respect to the new decisions to be made by the trial court from the remand of the case, as discussed above, including but not limited to the final amount of the abatement fund ($401 million) which will ultimately be expended, particularly because participation in the abatement program by eligible homeowners is voluntary and the ultimate extent of participation and how the abatement fund will be administered is uncertain.  As with any legal proceeding, there is no assurance that any appeal would be successful, and it is reasonably possible, based on the outcome of the appeals process and the remand proceedings in the trial court, that NL may in the future incur liability resulting in the recognition of an additional loss contingency accrual that could have a material adverse impact on our results of operations, financial position and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.   We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2018 and March 31, 2019, we have recognized  $15.0 million of receivables for recoveries related to the lead pigment litigation in California discussed above.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2019 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$98,211
Additions charged (credited) to expense, net	(668)
Payments, net	(527)

Balance at the end of the period	$97,016

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$4,746
Noncurrent liability	92,270

Balance at the end of the period	$97,016

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At March 31, 2019, we had accrued approximately $97 million related to approximately 32 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $117 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At March 31, 2019, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2018 Annual Report.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2018		March 31, 2019
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$120,989	$120,989	$116,183	$116,183
Noncontrolling interest in CompX common stock	19,443	22,871	19,848	24,585

The fair value of our noncontrolling interest in CompX stockholders’ equity is based upon its quoted market price at each balance sheet date, which represents a Level 1 input.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 16 – Recent accounting pronouncements:

Adopted

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), which was a comprehensive rewriting of the lease accounting guidance which aimed to increase comparability and transparency with regard to lease transactions. The primary change for leases currently classified as operating leases is the balance sheet recognition of a lease asset for the right to use the underlying asset and a lease liability for the lessee’s obligation to make payments. Due to our minimal utilization of lease financing, the adoption of this standard did not have a material effect on our consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  We also own a non-controlling interest in Kronos Worldwide, Inc.  Both CompX (NYSE American: CIX ) and Kronos (NYSE: KRO) file periodic reports with the Securities and Exchange Commission (SEC).

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through its Security Products operations, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications.  CompX also manufactures stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems and trim tabs for the recreational marine and other industries through our Marine Components operations.

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

•	Competitive products and substitute products
•	Price and product competition from low-cost manufacturing sources (such as China)
•	Customer and competitor strategies
•	Potential consolidation of Kronos’ competitors
•	Potential consolidation of Kronos’ customers
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Our ability to protect or defend intellectual property rights

•	Potential difficulties in integrating future acquisitions
•	Potential difficulties in upgrading or implementing accounting and manufacturing software systems (such as Kronos’ enterprise resource planning system)
•	The introduction of trade barriers
•	Possible disruption of Kronos’ or CompX’s business, or increases in our cost of doing business resulting from terrorist activities or global conflicts
•	The impact of current or future government regulations (including employee healthcare benefit related regulations)
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

Results of operations

Net income overview

Quarter ended March 31, 2019 compared to the quarter ended March 31, 2018

Our net income attributable to NL stockholders was $15.2 million, or $.31 per share, in the first quarter of 2019 compared to net income attributable to NL stockholders of $14.2 million, or $.29 per share, in the first quarter of 2018.  As more fully described below, the increase in our earnings per share from 2018 to 2019 is primarily due to the net effects of:

•	favorable relative changes in the value of marketable equity securities of $7.1 million;
•	lower environmental remediation and related costs of $4.9 million in 2019;
•	lower litigation fees and related costs of $1.1 million in 2019; and
•	equity in earnings of Kronos in 2019 of $9.2 million compared to $21.5 million in 2018.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended March 31,		%
	2018	2019	Change
	(in millions)
CompX	$4.4	$4.3	(2)%
Insurance recoveries	0.2	0.3	74
Other income, net	0.6	-	n.m.
Corporate expense	(8.0)	(2.1)	(74)
Income (loss) from operations	$(2.8)	$2.5	190

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income (loss) from operations.

	Three months ended March 31,		%
	2018	2019	Change
	(in millions)
Equity in earnings of Kronos	$21.5	$9.2	(57)%
Marketable equity securities	(1.6)	5.5	445
Other components of net periodic pension and OPEB	(.1)	(.4)	332
Interest and dividend income	1.1	1.5	42

CompX International Inc.

	Three months ended March 31,		%
	2018	2019	Change
	(in millions)
Net sales	$28.4	$31.2	10%
Cost of sales	18.9	21.6	14
Gross margin	9.5	9.6	1
Operating costs and expenses	5.1	5.3	4
Income from operations	$4.4	$4.3	(2)

Percentage of net sales:
Cost of sales	67%	69%
Gross margin	33	31
Operating costs and expenses	18	17
Income from operations	15	14

Net sales – Net sales increased $2.8 million in the first quarter of 2019 compared to the same period in 2018 due to higher Marine Component sales, primarily surf pipes and wake enhancement systems to an original equipment boat manufacturer. Security Products also contributed higher sales for the quarter, primarily to existing government security customers. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of goods sold as a percentage of sales increased 2.5% in the first quarter of 2019 compared to the same period in 2018.  As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is primarily the result of increased labor rates and medical costs at Security Products as well as a less favorable customer and product mix at Marine Components. Gross margin dollars increased due to higher sales for both business operations.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as wells as gains and losses on plant, property and equipment.  Operating costs and expenses for the first quarter of 2019 were comparable to the same period of 2018.

Income from operations – As a percentage of net sales, operating income for the first quarter of 2019 decreased compared to the same period of 2018 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended March 31,		%
	2018	2019	Change
	(in millions)
Net sales:
Security Products	$24.1	$24.7	3%
Marine Components	4.3	6.5	49
Total net sales	$28.4	$31.2	10

Gross margin:
Security Products	$8.3	$8.0	(4)
Marine Components	1.2	1.6	38
Total gross margin	$9.5	$9.6	1

Income from operations:
Security Products	$5.6	$5.1	(10)
Marine Components	.6	.9	54
Corporate operating expenses	(1.8)	(1.7)	8
Total income from operations	$4.4	$4.3	(2)

Gross margin:
Security Products	35%	32%
Marine Components	28	26
Total gross margin	33	31
Income from operations margin:
Security Products	23%	21%
Marine Components	13	14
Total income from operations margin	15	14

Security Products — Security Products net sales increased 3% in the first quarter of 2019 compared to the same period last year.  The increase in sales is primarily due to approximately $0.8 million in higher sales to existing government security customers. Gross profit margin and operating income as a percentage of sales in 2019 decreased compared to the same period in 2018 due to increased labor rates, particularly at our Grayslake facility, and higher medical costs.

Marine Components – Marine Components net sales increased 49% in the first quarter of 2019 compared to the same period last year primarily due to increased sales of wake enhancement systems and surf pipes to an original equipment boat manufacturer. Gross profit margin decreased in the first quarter of 2019 compared to the same period last year due to a less favorable customer and product mix; however, operating income as a percentage of net sales increased over the same comparative period due to improved fixed cost leverage facilitated by higher production volumes.

Outlook – First quarter sales exceeded prior year largely due to continued high demand for our marine products where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets. Operating income for the quarter was comparable to prior year, as operating margin for the Security Products segment decreased relative to prior year due to higher labor rates and medical costs, the effect of which we were not able to offset through higher selling prices. At present we expect this pattern to continue, with full year sales for 2019 tracking above 2018 and full year profitability comparable to prior year.  We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

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

Corporate expense – Corporate expenses were $2.1 million in the first quarter of 2019, $5.9 million lower than in the first quarter of 2018 primarily due to lower litigation fees and related costs and lower environmental remediation and related costs in 2019.  Included in corporate expense in the first quarter of 2018 and 2019 are:

•	litigation fees and related costs of $.8 million in 2019 compared to $1.9 million in 2018, and
•	environmental remediation and related benefit of $.7 million in 2019 compared to expense of $4.2 million in 2018.

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

Overall, we currently expect that our net general corporate expenses in 2019 will be lower than in 2018 primarily due to lower expected litigation and related costs.

Interest and dividend income – Interest and dividend income increased $.4 million in the first quarter of 2019 compared to the prior year period primarily due to interest income earned on CompX’s revolving promissory note receivable from Valhi.  Interest income on such note receivable from Valhi was $.5 million in the first quarter of 2018 and $.6 million in the first quarter of 2019.

Marketable equity securities – Unrealized gains on our marketable equity securities was $5.5 million in 2019 compared to unrealized loss of $1.6 million in 2018.  See Note 4 to our Consolidated Financial Statements.

Income tax expense (benefit) – We recognized an income tax expense of $2.6 million in the first quarter of 2019 compared to income tax expense of $3.3 million in the first quarter of 2018.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $6.0 million in the first three months of 2018 and $6.3 million in the first three months of 2019.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was 6.3% in the first three months of 2019 and 15.5% in the first three months of 2018.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2019 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first quarter of 2018 and 2019.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2018	2019	Change
	(in millions)
Net sales	$430.4	$436.5	1%
Cost of sales	255.6	327.2	28%
Gross margin	$174.8	$109.3

Income from operations	$107.5	$49.0	(54)%
Interest and dividend income	1.0	2.1
Marketable equity securities	(.2)	.6
Other components of net periodic pension and OPEB cost	(3.8)	(3.8)
Interest expense	(4.8)	(4.8)
Income before income taxes	99.7	43.1
Income tax expense (benefit)	29.0	12.8
Net income	$70.7	$30.3

Percentage of net sales:
Cost of sales	59%	75%
Income from operations	25%	11%

Equity in earnings of Kronos Worldwide, Inc.	$21.5	$9.2

TiO2 operating statistics:
Sales volumes*	125	143	15%
Production volumes*	133	134	1%

Change in TiO2 net sales:
TiO2 product pricing			(8)%
TiO2 sales volumes			15%
TiO2 product mix/other			(3)%
Changes in currency exchange rates			(3)%
Total			1%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock ore.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Due to the successful implementation of previously-announced price increases, average selling prices rose during the first six months of 2018, however such average selling prices began to decline in the last six months of 2018 and continued to decline into the first three months of 2019.  Kronos started 2019 with average selling prices 3% lower than at the beginning of 2018 and its average selling prices at the end of the first quarter of 2019 were 4% lower than at the end of 2018.  Lower prices in the European, North American and Latin American markets were partially offset by higher prices in the export market at the end of the first quarter of 2019 compared to the end of 2018.  Kronos experienced higher sales volumes in all major markets in the first three months of 2019 as compared to the same period of 2018.

Kronos operated its production facilities at average practical capacity utilization rates of 95% and 97% in the first quarter of 2018 and 2019, respectively.

Primarily due to a moderate rise in the cost of third-party feedstock ore Kronos procured in 2018, its cost of sales per metric ton of TiO2 sold in the first three months of 2019 was higher as compared to the first three months of 2018 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the first quarter of 2019 increased 1%, or $6.1 million, compared to the first quarter of 2018 primarily due to the net effect of a 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $34 million) and a 15% increase in sales volumes (which increased net sales by approximately $65 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 15% in the first quarter of 2019 as compared to the first quarter of 2018 primarily due to higher sales in all major markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $15 million as compared to the first quarter of 2018.

Cost of sales and gross margin – Kronos’ cost of sales increased $71.6 million or 28% in the first quarter of 2019 compared to the first quarter of 2018 due to the net effect of a 15% increase in sales volumes, higher raw materials and other production costs of approximately $46 million, a 1% increase in TiO2 production volumes and favorable effects from currency fluctuations (primarily the euro).   Kronos’ cost of sales as a percentage of net sales increased to 75% in the first quarter of 2019 compared to 59% in the same period of 2018 as the unfavorable effect of lower average selling prices and higher raw materials and other production costs (primarily third-party feedstock ore) more than offset the favorable impact of higher sales and production volumes, as discussed above.

Gross margin as a percentage of net sales decreased to 25% in the first quarter of 2019 compared to 41% in the first quarter of 2018.  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the net effect of lower average selling prices, higher sales and production volumes and higher raw materials and other production costs.

Other operating income and expense, net – Kronos’ selling, general and administrative expense in the first quarter of 2019 was comparable to the first quarter of 2018.

Income from operations – Kronos’ income from operations decreased by $58.5 million, or 54%, in the first quarter of 2019 compared to the first quarter of 2018.  Income from operations as a percentage of net sales decreased to 11% in the first quarter of 2019 from 25% in the same period of 2018.  This decrease was driven by the decrease in gross margin, discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $8 million in the first quarter of 2019 as compared to the same period in 2018, as discussed below.

Other non-operating income (expense) – Marketable equity securities unrealized gain (loss) was $(.2) million and $.7 million for the three months ended March 31, 2018 and 2019, respectively.  Other components of net periodic pension and OPEB cost in the first quarter of 2019 was comparable to the first quarter of 2018 and we expect this comparability of pension and OPEB cost to continue throughout 2019.  Kronos’ interest expense in the first quarter of 2019 was also comparable to the first quarter of 2018.  Kronos currently expects its interest expense for all of 2019 will be comparable to 2018.

Income tax expense – Kronos recognized income tax expense of $12.8 million in the first quarter of 2019 compared to income tax expense of $29.0 million in the first quarter of 2018.  The difference is primarily due to lower earnings in 2019.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Kronos generally expects its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates three months ended March 31, 2019 vs March 31, 2018

	Transaction gains/(losses) recognized			Translation gains (losses) - impact of rate changes	Total currency impact 2019 vs 2018
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(15)	$(15)
Income from operations	(5)	1	6	2	8

The $15 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into less U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of our net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $8 million increase in income from operations was comprised of the following:

•

Approximately $6 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $2 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by such translation, as it related to the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2019 as compared to 2018, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

Outlook

Kronos expects its production volumes in 2019 to be slightly higher as compared to 2018 production volumes.  Assuming current global economic conditions remain stable and based on anticipated production levels, Kronos also expect its 2019 sales volumes to be higher as compared to 2018 sales volumes.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

The cost of third-party feedstock ore Kronos purchased in 2018 was higher as compared to 2017 and such higher cost feedstock ore was reflected in its results of operations beginning in the second quarter of 2018.  Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first three months of 2019 was moderately higher than its per-metric ton cost in the first three months of 2018 (excluding the effect of changes in currency exchange rates) primarily due to higher third-party feedstock ore costs. Kronos expects its cost of sales per metric ton of TiO2 sold in 2019 to be higher than its per-metric ton cost in 2018 primarily due to higher feedstock costs.

Kronos started 2019 with average selling prices 3% lower than the beginning of 2018.  Average selling prices decreased by an additional 4% in the first three months of 2019.  Industry data indicates that overall TiO2 inventory held by producers stood at adequate-to-low levels in the last half of 2018 and into the first quarter of 2019.  Kronos expects customer inventory levels to continue to decline through the second quarter of 2019 which could result in stabilization or minor increases in TiO2 selling prices during the remainder of 2019.

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

Net cash provided by operating activities was $1.7 million in the first three months of 2019 compared to $1.8 million in the first three months of 2018.  The $.1 million net decrease in cash provided by operating activities includes the net effects of:

•	higher net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2019 of $1.6 million;
•	a $0.8 million increase in interest received in 2019 (including $0.5 million received in the first quarter of 2019 which was accrued at December 31, 2018); and
•	higher dividends received from Kronos in 2019 of $.4 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended March 31,
	2018	2019
	(In millions)
Net cash provided by operating activities:
CompX	$(.2)	$(2.0)
NL Parent and wholly-owned subsidiaries	2.5	4.5
Eliminations	(.5)	(.8)
Total	$1.8	$1.7

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, the change in our average days sales outstanding from December 31, 2018 to March 31, 2019 increased primarily as a result of relative changes in the timing of collections and the grant of extended terms to certain key customers. Our total average number of days in inventory decreased from December 31, 2018 to March 31, 2019 primarily as a result of the rapid sales growth for Marine Components operations, which has temporarily limited opportunities to strategically restock. For comparative purposes, we have provided December 31, 2017 and March 31, 2018 numbers below.

	December 31,	March 31,	December 31,	March 31,
	2017	2018	2018	2019
Days sales outstanding	38 days	41 days	40 days	45 days
Days in inventory	79 days	79 days	80 days	78 days

Investing activities

Our capital expenditures were $0.4 million in the first three months of 2019 compared to $0.6 million in the first three months of 2018. During the first three months of 2019, Valhi borrowed a net $6.0 million under the promissory note ($17.4 million of gross borrowings and $11.4 million of gross repayments). During the first three months of 2018, Valhi repaid a net $0.2 million under the promissory note ($12.4 million of gross borrowings and $12.6 million of gross repayments).

Financing activities

Cash flows from financing activities in the first three months of each of 2018 and 2019 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At March 31, 2019, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at March 31, 2018.  See Note 8 to our Condensed Consolidated Financial Statements.

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

At March 31, 2019, we had aggregate cash, cash equivalents and restricted cash of $116.2 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$36.1
NL Parent and wholly-owned subsidiaries	80.1
Total	$116.2

In addition, at March 31, 2019 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $33.2 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at March 31, 2019 with an aggregate market value of $493.8 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending

March 31, 2020) including any amounts CompX might loan from time to time under the terms of its new revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At March 31, 2019, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2019 totaled $0.9 million.  CompX’s 2019 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2019, based on the number of shares of common stock of these affiliates we own as of March 31, 2019 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly dividend rate	Annual expected dividend
	(In millions)		(In millions)
Kronos	35.2	$.18	$25.4
CompX	10.8	.07	3.0
Valhi	14.4	.02	1.1
Total expected annual dividends			$29.5

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

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2018 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2018Annual Report, or in Note 14 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings.  In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2018 Annual Report, and we refer you to Part I, Item 7A. –“Quantitative and Qualitative Disclosure about Market Risk” in our 2018 Annual Report.  See also Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Gregory M. Swalwell, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2019.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements and our 2018 Annual Report.

Gowanus Canal Superfund Site, Brooklyn, New York.  In April 2019, EPA issued a second Unilateral Administrative Order (“UAO”) to NL and approximately 27 other PRPs for performance of certain work related to the Remedial Design at the site.  NL continues to believe it has no liability at the site but intends to engage in further discussions regarding a de minimis settlement and to otherwise take actions necessary to respond to the UAO.  If these discussions are unsuccessful, NL will continue to deny liability and will defend vigorously against all of the claims.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2018 Annual Report.

Item 6.	Exhibits

10.1	Registration Agreement dated March 11, 2019 between NL Industries, Inc. and Valhi, Inc.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: May 9, 2019	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)
Date: May 9, 2019	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Controller, Principal Accounting Officer)