Form 10-Q
period 2019-06-30
NL INDUSTRIES INC
filed 2019-08-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on August 1, 2019:  48,755,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2018	2019
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,259	$128,582
Restricted cash and cash equivalents	3,727	2,980
Accrued insurance recovery related to litigation settlement	15,000	—
Accounts and other receivables, net	12,440	15,178
Inventories, net	17,102	17,830
Receivable from affiliate	792	7
Prepaid expenses and other	1,324	1,088

Total current assets	166,644	165,665

Other assets:
Notes receivable from affiliate	34,000	40,000
Marketable securities	27,740	42,688
Investment in Kronos Worldwide, Inc.	255,565	264,118
Goodwill	27,156	27,156
Accrued insurance recovery related to litigation settlement	—	15,575
Other assets, net	4,111	3,915

Total other assets	348,572	393,452

Property and equipment:
Land	5,151	5,151
Buildings	22,842	22,813
Equipment	67,446	67,633
Construction in progress	603	662

	96,042	96,259
Less accumulated depreciation	64,016	64,541

Net property and equipment	32,026	31,718

Total assets	$547,242	$590,835

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2018	2019
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,831	$3,688
Accrued litigation settlement	60,000	25,000
Accrued and other current liabilities	10,854	8,942
Accrued environmental remediation and related costs	5,027	4,744
Payable to affiliates	567	567
Income taxes	44	48

Total current liabilities	81,323	42,989

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued pension costs	10,389	9,851
Accrued environmental remediation and related costs	93,184	92,057
Long-term litigation settlement	17,000	71,571
Deferred income taxes	31,373	35,447
Other	9,915	9,794

Total noncurrent liabilities	162,361	219,220

Equity:
NL stockholders' equity:
Common stock	6,090	6,094
Additional paid-in capital	301,139	299,404
Retained earnings	225,156	246,238
Accumulated other comprehensive loss	(248,270)	(245,065)

Total NL stockholders' equity	284,115	306,671

Noncontrolling interest in subsidiary	19,443	21,955

Total equity	303,558	328,626

Total liabilities and equity	$547,242	$590,835

Commitments and contingencies (Note 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2019	2018	2019
	(unaudited)
Net sales	$32,385	$33,730	$60,798	$64,907
Cost of sales	21,151	22,791	40,061	44,344

Gross margin	11,234	10,939	20,737	20,563

Selling, general and administrative expense	5,251	5,317	10,380	10,650
Other operating income (expense):
Insurance recoveries	200	4,714	363	4,997
Other income, net	8	9	627	9
Litigation settlement expense, net	(62,000)	(19,571)	(62,000)	(19,571)
Corporate expense	(4,816)	(3,663)	(12,769)	(5,719)

Loss from operations	(60,625)	(12,889)	(63,422)	(10,371)

Equity in earnings of Kronos Worldwide, Inc.	23,645	8,944	45,124	18,169

Other income (expense):
Marketable equity securities	(18,685)	9,486	(20,266)	14,948
Other components of net periodic pension and OPEB cost	(99)	(428)	(198)	(856)
Interest and dividend income	1,222	2,123	2,294	3,642
Interest expense	(8)	(9)	(16)	(18)

Income (loss) before income taxes	(54,550)	7,227	(36,484)	25,514

Income tax expense (benefit)	(12,588)	667	(9,258)	3,228

Net income (loss)	(41,962)	6,560	(27,226)	22,286
Noncontrolling interest in net income of subsidiary	653	682	1,140	1,204

Net income (loss) attributable to NL stockholders	$(42,615)	$5,878	$(28,366)	$21,082

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.87)	$.12	$(.58)	$.43

Weighted average shares used in the calculation of net income (loss) per share	48,721	48,740	48,718	48,734

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2019	2018	2019
	(unaudited)
Net income (loss)	$(41,962)	$6,560	$(27,226)	$22,286

Other comprehensive income (loss), net of tax:
Currency translation	(6,108)	1,720	(3,517)	1,695
Defined benefit pension plans	974	817	1,957	1,645
Other postretirement benefit plans	(65)	(65)	(138)	(135)

Total other comprehensive income (loss), net	(5,199)	2,472	(1,698)	3,205

Comprehensive income (loss)	(47,161)	9,032	(28,924)	25,491
Comprehensive income attributable to noncontrolling interest	653	682	1,140	1,204

Comprehensive income (loss) attributable to NL stockholders	$(47,814)	$8,350	$(30,064)	$24,287

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three and six months ended June 30, 2018 and 2019

(In thousands)

(unaudited)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
Balance at December 31, 2017	$6,089	$300,866	$220,104	$(191,737)	$17,756	$353,078
Change in accounting principle – ASU 2016-01	—	—	46,069	(46,069)	—	—
Balance at January 1, 2018, as adjusted	6,089	300,866	266,173	(237,806)	17,756	353,078
Net income	—	—	14,249	—	487	14,736
Other comprehensive income, net of tax	—	—	—	3,501	—	3,501
Dividends paid to noncontrolling interest	—	—	—	—	(83)	(83)

Balance at March 31, 2018	6,089	300,866	280,422	(234,305)	18,160	371,232

Net loss	—	—	(42,615)	—	653	(41,962)
Other comprehensive loss, net of tax	—	—	—	(5,199)	—	(5,199)
Issuance of NL common stock	1	119	—	—	—	120
Dividends paid to noncontrolling interest	—	—	—	—	(84)	(84)
Other, net	—	154	—	—	18	172

Balance at June 30, 2018	$6,090	$301,139	$237,807	$(239,504)	$18,747	$324,279

Balance at December 31, 2018	$6,090	$301,139	$225,156	$(248,270)	$19,443	$303,558
Net income	—	—	15,204	—	522	15,726
Other comprehensive income, net of tax	—	—	—	733	—	733
Dividends paid to noncontrolling interest	—	—	—	—	(117)	(117)

Balance at March 31, 2019	6,090	301,139	240,360	(247,537)	19,848	319,900

Net income	—	—	5,878	—	682	6,560
Other comprehensive income, net of tax	—	—	—	2,472	—	2,472
Issuance of NL common stock	4	96	—	—	—	100
Dividends paid to noncontrolling interest	—	—	—	—	(118)	(118)
Equity transactions with noncontrolling interest, net and other	—	(1,831)	—	—	1,543	(288)

Balance at June 30, 2019	$6,094	$299,404	$246,238	$(245,065)	$21,955	$328,626

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(27,226)	$22,286
Depreciation and amortization	1,752	1,808
Deferred income taxes	(9,312)	3,215
Equity in earnings of Kronos Worldwide, Inc.	(45,124)	(18,169)
Marketable equity securities	20,266	(14,948)
Dividends received from Kronos Worldwide, Inc.	11,974	12,678
Cash funding of benefit plans in excess of net benefit plan expense	(137)	(224)
Other, net	371	577
Change in assets and liabilities:
Accounts and other receivables, net	(3,414)	(3,319)
Inventories, net	(1,300)	(839)
Prepaid expenses and other	224	235
Accounts payable and accrued liabilities	43,266	(2,995)
Income taxes	12	3
Accounts with affiliates	1,799	784
Accrued environmental remediation and related costs	3,552	(1,410)
Other noncurrent assets and liabilities, net	16,760	19,530

Net cash provided by operating activities	13,463	19,212

Cash flows from investing activities:
Capital expenditures	(1,367)	(1,811)
Promissory notes receivable from affiliate:
Loans	(25,300)	(28,100)
Collections	25,900	22,100
Other, net	225	128

Net cash used in investing activities	(542)	(7,683)

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	(167)	(235)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	12,754	11,294
Balance at beginning of period	102,941	120,989

Balance at end of period	$115,695	$132,283

Supplemental disclosures - cash paid (received) for:
Interest	$16	$18
Income taxes, net	(1,747)	(232)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2019, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. At June 30, 2019, all of Contran's outstanding voting stock was held by a family trust established for the benefit of Lisa K. Simmons and Serena Simmons Connelly and their children, for which Ms. Simmons and Ms. Connelly were co-trustees (the “Family Trust”), or was held directly by Ms. Simmons and Ms. Connelly or various other family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”).  Consequently, at June 30, 2019, Ms. Simmons and Ms. Connelly may be deemed to control Contran, Valhi and us.

Effective July 16, 2019, and upon entry of an agreed final judgment by the probate court of Dallas County in the state of Texas, Ms. Simmons and Ms. Connelly appointed two third parties as successor co-trustees of the Family Trust.   Ms. Simmons and Ms. Connelly retain the ability to appoint qualifying successor trustees of the Family Trust if either or both of the third party successor trustees resign or otherwise do not serve as trustee.  Following such appointment, a majority of Contran’s outstanding voting stock is held directly by Ms. Simmons and Ms. Connelly and the Other Trusts and the remainder of Contran’s outstanding voting stock is held by the Family Trust.  Consequently, as of July 16, 2019, Ms. Simmons and Ms. Connelly and the co-trustees of the Family Trust may be deemed to control Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 11, 2019 (the 2018 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2018 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2018) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2019 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2018 Consolidated Financial Statements contained in our 2018 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	June 30,
	2018	2019
	(In thousands)
Trade receivables - CompX	$12,210	$14,974
Accrued insurance recoveries	266	216
Other receivables	34	58
Allowance for doubtful accounts	(70)	(70)

Total	$12,440	$15,178

Accrued insurance recoveries are discussed in Note 14.

Note 3 – Inventories, net:

	December 31,	June 30,
	2018	2019
	(In thousands)
Raw materials	$2,661	$3,223
Work in process	11,130	11,409
Finished products	3,311	3,198

Total	$17,102	$17,830

Note 4 – Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc.  All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets for each marketable security.  Any unrealized gains or losses on the securities are recognized in Marketable equity securities on our Condensed Consolidated Statements of Operations.  The fair value of our equity securities represent a Level 1 input within the fair value hierarchy.

	Fair value measurement level	Market value	Cost basis	Unrealized gain
		(In thousands)
December 31, 2018
Valhi common stock	1	$27,740	$24,347	$3,393

June 30, 2019
Valhi common stock	1	$42,688	$24,347	$18,341

At December 31, 2018 and June 30, 2019, we held approximately 14.4 million shares of common stock of Valhi.  See Note 1.  At December 31, 2018 and June 30, 2019, the quoted per share market price of Valhi common stock was $1.93 and $2.97, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

In March 2019, Valhi filed a Form S-3 registration statement with the SEC, registering our shares of Valhi common stock for resale. The registration statement has been declared effective by the SEC.  We may sell all or a portion of such shares from time to time directly or through one or more underwriters, broker-dealers or agents. If the shares are sold through underwriters or broker-dealers, we would be responsible for underwriting discounts or commissions or agents’ commissions. The shares may be sold in one or more transactions at fixed prices, prevailing market prices determined at the time of the sale, varying prices determined at the time of sale or negotiated prices (in each case we may determine).  We agreed to reimburse Valhi for its expenses incurred in connection with such registration statement (which expenses were not material).  Through August 7, 2019, we have not sold any of our shares of Valhi common stock under the registration statement.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2018 and June 30, 2019, we owned approximately 35.2 million shares of Kronos common stock.  At June 30, 2019, the quoted market price of Kronos’ common stock was $15.32 per share, or an aggregate market value of $539.6 million.  At December 31, 2018, the quoted market price was $11.52 per share, or an aggregate market value of $405.7 million.

The change in the carrying value of our investment in Kronos during the first six months of 2019 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$255.5
Equity in earnings of Kronos	18.2
Dividends received from Kronos	(12.7)
Equity in Kronos' other comprehensive income:
Currency translation	2.1
Defined benefit pension plans	1.4
Equity in Kronos' treasury stock acquired	(.4)

Balance at the end of the period	$264.1

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2018	2019
	(In millions)
Current assets	$1,201.4	$1,230.3
Property and equipment, net	486.4	487.1
Investment in TiO2 joint venture	81.3	85.7
Other noncurrent assets	129.0	155.5

Total assets	$1,898.1	$1,958.6

Current liabilities	$233.4	$249.1
Long-term debt	455.1	452.2
Accrued pension costs	262.9	259.8
Other noncurrent liabilities	106.9	129.5
Stockholders' equity	839.8	868.0

Total liabilities and stockholders' equity	$1,898.1	$1,958.6

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2019	2018	2019
	(In millions)
Net sales	$471.8	$484.5	$902.2	$921.0
Cost of sales	300.0	375.0	555.6	702.2
Income from operations	119.9	46.5	227.4	95.5
Income tax expense	32.4	11.4	61.4	24.2
Net income	77.7	29.5	148.4	59.8

Note 6 – Other noncurrent assets, net:

	December 31,	June 30,
	2018	2019
	(In thousands)
Restricted cash	$1,003	$721
Pension asset	1,898	1,970
Other	1,210	1,224

Total	$4,111	$3,915

Note 7 – Accrued and other current liabilities:

	December 31,	June 30,
	2018	2019
	(In thousands)
Employee benefits	$9,001	$6,577
Other	1,853	2,365

Total	$10,854	$8,942

Note 8 – Long-term debt:

During the first six months of 2019, our wholly owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At June 30, 2019, we had outstanding borrowings of $.5 million under such facility, and the remaining $49.5 million was available for future borrowing under this facility.  Outstanding borrowings under such credit facility bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the six months ended June 30, 2019 was 7.3%. The interest rate was 7.4% at June 30, 2019.  We are in compliance with all of the covenants contained in such facility at June 30, 2019.

Note 9 – Other noncurrent liabilities:

	December 31,	June 30,
	2018	2019
	(In thousands)
Reserve for uncertain tax positions	$7,312	$7,312
OPEB	1,519	1,423
Insurance claims and expenses	621	597
Other	463	462

Total	$9,915	$9,794

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2019	2018	2019
	(In thousands)
Net sales:
Security Products	$27,248	$26,927	$51,304	$51,631
Marine Components	5,137	6,803	9,494	13,276
Total	$32,385	$33,730	$60,798	$64,907

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2019	2018	2019
	(In thousands)
Interest cost	$372	$474	$744	$948
Expected return on plan assets	(590)	(477)	(1,180)	(954)
Recognized actuarial losses	365	406	730	812

Total	$147	$403	$294	$806

We currently expect our 2019 contributions to our defined benefit pension plans to be approximately $1.5 million.

Note 12 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2019	2018	2019
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(11.5)	$1.6	$(7.7)	$5.4
Rate differences on equity in earnings of Kronos	(1.2)	(1.1)	(2.4)	(2.5)
U.S. state income taxes and other, net	.1	.1	.8	.3

Income tax expense (benefit)	$(12.6)	$.6	$(9.3)	$3.2

Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(12.6)	$.6	$(9.3)	$3.2
Other comprehensive income:
Currency translation	(1.6)	.5	(.9)	.5
Pension plans	.2	.2	.5	.4

Total	$(14.0)	$1.3	$(9.7)	$4.1

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $12.0 million in the first six  months of 2018 and $12.7 million in the first six months of 2019.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos primarily represents the income tax benefit associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

Income tax matters related to Kronos

Kronos records global intangible low-tax income (GILTI) tax as a current-period expense when incurred under the period cost method.  Kronos has evaluated the tax impact of GILTI and base erosion anti abuse tax (BEAT) provisions and related U.S. tax credit provisions applicable to tax years beginning in 2018 based on the relevant statutes, including final GILTI and foreign tax credit regulations issued by the IRS in June 2019 which did not materially impact its determinations with respect to such items.

None of Kronos’ U.S. and non-U.S. tax returns are currently under examination.  As a result of prior audits in certain jurisdictions, which are now settled, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany. During the first quarter of 2018, Kronos’ German subsidiary executed and finalized the related Advance Pricing Agreement with the Competent Authority for Germany (the “Canada-Germany APA”) effective for tax years 2005 - 2017.  In the first quarter of 2018, Kronos recognized a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between its German and Canadian subsidiaries.

Note 13 – Accumulated other comprehensive income (loss):

Changes in accumulated other comprehensive income (loss) attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2019	2018	2019
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(161,876)	$(172,459)	$(164,467)	$(172,434)
Other comprehensive income (loss)	(6,108)	1,720	(3,517)	1,695

Balance at end of period	$(167,984)	$(170,739)	$(167,984)	$(170,739)

Defined benefit pension plans:
Balance at beginning of period	$(71,968)	$(74,458)	$(72,951)	$(75,286)
Other comprehensive income - amortization of net losses included in net periodic pension cost	974	817	1,957	1,645

Balance at end of period	$(70,994)	$(73,641)	$(70,994)	$(73,641)

OPEB plans:
Balance at beginning of period	$(461)	$(620)	$(388)	$(550)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(65)	(65)	(138)	(135)

Balance at end of period	$(526)	$(685)	$(526)	$(685)

Marketable securities:
Balance at beginning of period	$-	$-	$46,069	$-
Change in accounting principle	-	-	(46,069)	-

Balance at end of period	$-	$-	$-	$-

Total accumulated other comprehensive loss:
Balance at beginning of period	$(234,305)	$(247,537)	$(191,737)	$(248,270)
Change in accounting principle	-	-	(46,069)	-
Balance at beginning of period, as adjusted	(234,305)	(247,537)	(237,806)	(248,270)
Other comprehensive income (loss)	(5,199)	2,472	(1,698)	3,205

Balance at end of period	$(239,504)	$(245,065)	$(239,504)	$(245,065)

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, other than with respect to the Santa Clara case discussed below, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

•

we have never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases (other than the Santa Clara case discussed below),

•	no final, non-appealable adverse judgments have ever been entered against us, and
•

we have never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a thirty-year period for which we were previously a party and for which we have been dismissed without any finding of liability.

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

In the matter titled County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) on July 24, 2019, an order approving a global settlement agreement entered into among all of the plaintiffs and the three defendants remaining in the case (the Sherwin Williams Company, ConAgra Grocery Products and us) was entered by the court and the case was dismissed with prejudice.  The global settlement agreement provides that an aggregate $305 million will be paid collectively by the three co-defendants in full satisfaction of all claims resulting in a dismissal of the case with prejudice and the resolution of (i) all pending and future claims by the plaintiffs in the case, and (ii) all potential claims for contribution or indemnity between us and our co-defendants in respect to the case. In the agreement, we expressly deny any and all liability and the dismissal of the case with prejudice was entered by the court without a final judgment of liability entered against us.  The settlement agreement fully concludes this matter.

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12 million for the first five installments and $16.7 million for the sixth installment).  Our sixth installment will be made with funds already on deposit at the court that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us).

As previously disclosed during the second quarter of 2018 and based on the terms of a May 2018 settlement agreement between us and the plaintiffs which had an aggregate cost of $80 million to us, we determined that the loss to us could be reasonably estimated and recognized a net $62 million pre-tax charge with respect to this matter ($45 million for the amount to be paid by us upon approval of the terms of the settlement and $17 million for the net present value of the five payments aggregating $20 million to be paid by us in installments beginning four years from such approval).  The May 2018 settlement was never approved by the court and was superseded in July 2019 by the global settlement agreement discussed above.

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement.  For financial reporting purposes, we discounted the six payments ($12 million in each of the next five years and a sixth and final payment of $16.7 million) aggregating $76.7 million to their estimated net present value, using a discount rate of 1.9% per annum.  Such net present value is $71.6 million, which we will begin to accrete in the third quarter of 2019.  We recognized a litigation settlement expense of $19.6 million in the second quarter of 2019 which represents the change in the aggregate litigation settlement accrual from $77.0 million recorded in the second quarter of 2018 to $96.6 million reflecting the global settlement agreement.

For purposes of our Condensed Consolidated Balance Sheet, we have presented the $25 million payment due in 2019 as a current liability and the net present value of the six annual installments, $71.6 million, as a noncurrent liability. In addition we have recognized a $15.6 million noncurrent insurance recovery receivable (which includes $15.0 million previously recognized and $.6 million in accrued interest on such receivble) representing the amount placed on deposit with the trial court that is committed to be used to fund the final payment.

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

New cases may continue to be filed against us.  We do not know if we will incur liability in the future with respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable.  The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2018 and June 30, 2019, we have recognized  $15.0 million and $15.6 million, respectively, of receivables for recoveries related to the lead pigment litigation in California discussed above.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2019 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$98,211
Additions charged (credited) to expense, net	(668)
Payments, net	(742)

Balance at the end of the period	$96,801

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$4,744
Noncurrent liability	92,057

Balance at the end of the period	$96,801

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At June 30, 2019, we had accrued approximately $97 million related to approximately 32 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $117 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At June 30, 2019, there were approximately 5 sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. In this regard we recognized $4.7 million in insurance recoveries in the second quarter of 2019 which represented recovery of past and future litigation defense costs related primarily to a single insurance recovery settlement.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2018		June 30, 2019
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$120,989	$120,989	$132,283	$132,283
Noncontrolling interest in CompX common stock	19,443	22,871	21,955	28,526

The fair value of our noncontrolling interest in CompX stockholders’ equity is based upon its quoted market price at each balance sheet date, which represents a Level 1 input.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 16 – Recent accounting pronouncement:

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

Results of operations

Net income overview

Quarter ended June 30, 2019 compared to the quarter ended June 30, 2018

Our net income attributable to NL stockholders was $5.9 million, or $.12 per share, in the second quarter of 2019 compared to a net loss attributable to NL stockholders of $42.6 million, or $.87 per share, in the second quarter of 2018.  As more fully described below, the increase in our earnings per share from 2018 to 2019 is primarily due to the net effects of:

•	a pre-tax litigation settlement expense in 2019 of $19.6 million compared to $62.0 million recognized in 2018;
•	equity in earnings of Kronos in 2019 of $9.0 million compared to $23.6 million in 2018;
•	favorable relative changes in the value of marketable equity securities of $28.1 million;

•	higher insurance recoveries in 2019 of $4.5 million related primarily to a single insurance recovery settlement for certain past and future litigation defense costs; and
•	lower litigation fees and related costs of $1.1 million in 2019.

Our 2019 net income per share attributable to NL stockholders includes:

•	a loss of $.32 per share, net of income tax benefit, related to the litigation settlement expense; and
•	income of $.08 per share, net of income tax expense, related to insurance recoveries we recognized.

Our 2018 net loss per share attributable to NL stockholders includes a loss of $1.01 per share, net of income tax benefit, related to the litigation settlement expense recognized.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

We had net income attributable to NL stockholders of $21.1 million, or $.43 per share, in the first six months of 2019 compared to a net loss attributable to NL stockholders of $28.4 million, or $.58 per share, in the first six months of 2018.  As more fully described below, the increase in our earnings per share from 2018 to 2019 is primarily due to the net effects of:

•	a pre-tax litigation settlement expense in the second quarter of 2019 of $19.6 million compared to $62.0 million recognized in the second quarter of 2018;
•	equity in earnings of Kronos in 2019 of $18.2 million compared to $45.1 million in 2018;
•	favorable relative changes in the value of marketable equity securities of $35.2 million;
•	lower environmental remediation and related costs of $5.0 million in 2019;
•	higher insurance recoveries in 2019 of $4.6 million related primarily to a single insurance recovery settlement for certain past and future litigation defense costs; and
•	lower litigation fees and related costs of $2.1 million in 2019.

Our 2019 net income per share attributable to NL stockholders includes:

•	a loss of $.32 per share, net of income tax benefit, related to the litigation settlement expense recognized in the second quarter; and
•	income of $.08 per share, net of income tax expense, related to insurance recoveries we recognized, mainly in the second quarter.

Our 2018 net loss per share attributable to NL stockholders includes a loss of $1.01 per share, net of income tax benefit, related to the litigation settlement expense recognized in the second quarter.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2019	Change	2018	2019	Change
	(In millions)			(In millions)
CompX	$6.0	$5.6	(6)%	$10.4	$9.9	(4)%
Insurance recoveries	.2	4.7	n/m	.4	5.0	n/m
Other income, net	-	-	-	.6	-	n/m
Litigation settlement expense	(62.0)	(19.6)	(68)	(62.0)	(19.6)	(68)
Corporate expense	(4.8)	(3.6)	(24)	(12.8)	(5.7)	(55)
Loss from operations	$(60.6)	$(12.9)	79	$(63.4)	$(10.4)	84

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our loss from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2019	Change	2018	2019	Change
	(In millions)			(In millions)
Equity in earnings of Kronos	$23.6	$9.0	(62)%	$45.1	$18.2	(60)%
Marketable equity securities	(18.7)	9.4	150	(20.3)	14.9	173
Other components of net periodic pension and OPEB	(.1)	(.4)	300	(.2)	(.8)	300
Interest and dividend income	1.2	2.1	75	2.3	3.6	57

CompX International Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2019	Change	2018	2019	Change
	(In millions)			(In millions)
Net sales	$32.4	$33.7	4%	$60.8	$64.9	7%
Cost of sales	21.2	22.7	8	40.1	44.3	11
Gross margin	11.2	11.0	(3)	20.7	20.6	(1)
Operating costs and expenses	5.2	5.4	1	10.3	10.7	3
Income from operations	$6.0	$5.6	(6)	$10.4	$9.9	(4)

Percentage of net sales:
Cost of sales	65%	67%		66%	68%
Gross margin	35	32		34	32
Operating costs and expenses	16	15		17	17
Income from operations	19	17		17	15

Net sales – Net sales increased $1.3 million and $4.1 million in the second quarter and for the first six months of 2019, respectively, compared to the same periods in 2018.  The increase in sales is due to higher Marine Component sales in both periods, primarily surf pipes and wake enhancement systems to an original equipment boat manufacturer. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of goods sold as a percentage of sales for the second quarter and first six months of 2019 was approximately 2% higher than the same periods in 2018.  As a result, gross margin as a percentage of sales decreased over the same periods. The decrease in gross margin  percentage is primarily the result of increased labor rates due to regional pressure on wages for certain skilled labor positions and associated payroll costs at Security Products as well as a less favorable customer and product mix at Marine Components. Gross margin dollars for the second quarter and first six months of 2019 were comparable to the same periods in 2018.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the second quarter and first six months of 2019 were comparable to the same periods in 2018.

Income from operations – As a percentage of net sales, operating income for the second quarter and first six months of 2019 decreased compared to the same periods of 2018 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2019	Change	2018	2019	Change
	(In millions)			(In millions)
Net sales:
Security Products	$27.3	$26.9	(1)%	$51.3	$51.6	1%
Marine Components	5.1	6.8	32	9.5	13.3	40
Total net sales	$32.4	$33.7	4	$60.8	$64.9	7

Gross margin:
Security Products	$9.6	$8.9	(8)	$18.0	$16.9	(6)
Marine Components	1.6	2.1	28	2.7	3.7	32
Total gross margin	$11.2	$11.0	(3)	$20.7	$20.6	(1)

Income from operations:
Security Products	$6.8	$6.0	(11)	$12.4	$11.1	(10)
Marine Components	.9	1.3	37	1.5	2.2	43
Corporate operating expenses	(1.7)	(1.7)	3	(3.5)	(3.4)	(6)
Total income from operations	$6.0	$5.6	(6)	$10.4	$9.9	(4)

Gross margin:
Security Products	35%	33%		35%	33%
Marine Components	31	30		29	28
Total gross margin	35	32		34	32
Income from operations margin:
Security Products	25%	23%		24%	22%
Marine Components	18	19		16	16
Total income from operations margin	19	17		17	15

Security Products –  Security Products net sales in the second quarter and for the first six months of 2019 were comparable to the same periods in 2018. Gross profit margin and operating income as a percentage of sales for the second quarter and first six months of 2018 decreased compared to the same periods in the prior year due to increased labor rates and associated payroll costs, resulting from regional pressure on wages for certain skilled labor positions.

Marine Components – Marine Components net sales increased 32% and 40% in the second quarter and first six months of 2019, respectively, as compared to the same periods last year.   The increase in sales is primarily due to increased sales of wake enhancement systems and surf pipes to an original equipment boat manufacturer. Gross  profit margin decreased in the second quarter and first six months of 2019 compared to the same periods last year due to a less favorable customer and product mix; however, operating income as a percentage of net sales increased over the same comparative periods due to improved fixed cost leverage facilitated by higher production volumes.

Outlook – Sales for the first half of the year exceeded prior year largely due to continued high demand for our marine products where we continue to benefit from innovation and diversification in our product offerings to the recreational boat markets. Operating income and operating margin for the Security Products segment decreased for the first six months of 2019 relative to prior year due to higher labor rates and associated payroll costs, the effect of which we were not able to offset through higher selling prices. Heading into the second half of 2019, we expect our rate of Marine sales growth to moderate as compared to the same period in 2018 when we significantly increased our deliveries of wake enhancement systems. We anticipate full year sales for 2019 will be above 2018 and full year operating income to be comparable to the prior year.  Currently, we are experiencing minimal impact as a result of recently enacted tariffs; however, we are actively monitoring developments and exploring options so that we will be able to quickly react should the impact of such tariffs become significant. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

General corporate and other items

Insurance recoveries – We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.  Substantially all of the $4.7 million insurance recoveries we recognized in the second quarter of 2019 relates to a settlement we reached with one of our insurance carriers in which they agreed to reimburse us for a portion of our past and future litigation defense costs.

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

Litigation settlement expense – We recognized a pre-tax $62.0 million and $19.6 million litigation settlement expense in the second quarters of 2018 and 2019, respectively, related to the lead pigment litigation in California.  See Note 14 to our Condensed Consolidated Financial Statements.

Corporate expense – Corporate expenses were $3.6 million in the second quarter of 2019, $1.2 million lower than in the second quarter of 2018 primarily due to lower environmental remediation and related costs and lower litigation fees and related costs in 2019.  Included in corporate expense in the second quarter of 2018 and 2019 are:

•	litigation fees and related costs of $1.0 million in 2019 compared to $2.1 million in 2018, and
•	environmental remediation and related expense of nil in 2019 and $.1 million in 2018.

Corporate expenses were $5.7 million in the first six months of 2019, $7.1 million lower than in the first six months of 2018 primarily due to lower litigation fees and related costs and lower environmental remediation and related costs in 2019.  Included in corporate expense in the first six months of 2018 and 2019 are:

•	litigation fees and related costs of $1.9 million in 2019 compared to $4.0 million in 2018, and
•	environmental remediation and related benefit of $.7 million in 2019 compared to expense of $4.3 million in 2018.

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

Overall, we currently expect that our net general corporate expenses in 2019 will be lower than in 2018 primarily due to lower expected litigation fees and related costs.

Interest and dividend income – Interest and dividend income increased $.9 million in the second quarter and $1.3 million in the first half of 2019 compared to the prior year periods primarily due to interest income earned on the accrued insurance recovery receivable and CompX’s revolving promissory note receivable from Valhi.  Interest income on such note receivable from Valhi was $.5 million and $.6 million in the second quarters of 2018 and 2019, respectively, and $1.0 million and $1.2 million in the first six months of 2018 and 2019, respectively.

Marketable equity securities – Unrealized gains (losses) on our marketable equity securities were $(18.7) million and $9.4 million in the second quarters of 2018 and 2019, respectively, and $(20.3) million and $14.9 million in the first six months of 2018 and 2019, respectively.

Income tax expense (benefit) – We recognized an income tax expense of $.6 million in the second quarter of 2019 compared to an income tax benefit of $12.6 million in the second quarter of 2018 and an income tax expense of $3.2 in the first half of 2019 compared to an income tax benefit of $9.3 million in the first half of 2018.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $12.0 million in the first six months of 2018 and $12.7 million in the first six months of 2019.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was 7.1% in the first six months of 2019 and 15.6% in the first six months of 2018.  Such decrease is primarily attributable to the net effects of Kronos’ lower earnings in the first six months of 2019 as compared to the first six months of 2018 and the impact of the income tax benefit related to the non-taxable dividends received from Kronos.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2019 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first six months of 2018 and 2019.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2019	Change	2018	2019	Change
	(In millions)			(In millions)
Net sales	$471.8	$484.5	3%	$902.2	$921.0	2%
Cost of sales	300.0	375.0	25%	555.7	702.2	26%
Gross margin	$171.8	$109.5		$346.5	$218.8

Income from operations	$119.9	$46.5	(61)%	$227.4	$95.5	(58)%
Interest and dividend income	1.2	1.7		2.2	3.8
Marketable equity securities	(2.2)	1.2		(2.4)	1.8
Other components of net periodic pension and OPEB cost	(3.8)	(3.8)		(7.6)	(7.6)
Interest expense	(5.0)	(4.7)		(9.8)	(9.5)
Income before income taxes	110.1	40.9		209.8	84.0
Income tax expense	32.4	11.4		61.4	24.2
Net income	$77.7	$29.5		$148.4	$59.8

Percentage of net sales:
Cost of sales	64%	77%		62%	76%
Income from operations	25%	10%		25%	10%

Equity in earnings of Kronos Worldwide, Inc.	$23.6	$9.0		$45.1	$18.2

TiO2 operating statistics:
Sales volumes*	137	158	15%	262	301	15%
Production volumes*	136	136	-%	269	270	-%

Change in TiO2 net sales:
TiO2 product pricing			(8)%			(8)%
TiO2 sales volumes			15			15
TiO2 product mix/other			-			(1)
Changes in currency exchange rates			(4)			(4)
Total			3%			2%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock ore.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Average selling prices rose during the first half of 2018; however, such average selling prices began to decline in the last half of 2018 and into the first quarter of 2019 before beginning to rise again in the second quarter of 2019.  Prices in the second quarter of 2019 were 2% higher than at the end of the first quarter with higher prices in all major markets.  Kronos started 2019 with average selling prices 3% lower than at the beginning of 2018 and Kronos’ average selling prices at the end of the second quarter of 2019 were 2% lower than at the end of 2018 with lower prices in the European, North American and Latin American markets partially offset by higher prices in the export market.  Kronos experienced higher sales volumes in all major markets in the first six months of 2019 as compared to the same period of 2018.

Kronos operated its production facilities at overall average capacity utilization rates of 97% in the first six months of 2019 compared to 96% in the first six months of 2018.  The table below lists Kronos’ comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2018	2019
First quarter	95%	97%
Second quarter	97%	97%

Primarily due to a rise in the cost of third-party feedstock ore Kronos procured in 2018 and in the first six months of 2019, its cost of sales per metric ton of TiO2 sold in the first six months of 2019 was higher as compared to the first six months of 2018 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the second quarter of 2019 increased 3%, or $12.7 million, compared to the second quarter of 2018 primarily due to the net effect of an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $38 million) and a 15% increase in sales volumes (which increased net sales by approximately $71 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 15% in the second quarter of 2019 as compared to the second quarter of 2018 primarily due to higher sales in the European, North American and export markets. In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $17 million as compared to the second quarter of 2018.

Kronos’ net sales in the first six months of 2019 increased 2%, or $18.8 million, compared to the first six months of 2018 primarily due to the net effect of an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $72 million) and a 15% increase in sales volumes (which increased net sales by approximately $135 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 15% in the first six months of 2019 as compared to the first six months of 2018 primarily due to higher sales in all major markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates decreased its net sales by approximately $32 million as compared to the first six months of 2018.

Cost of sales and gross margin – Kronos’ cost of sales increased $75.0 million, or 25%, in the second quarter of 2019 compared to the second quarter of 2018 due to the net effect of a 15% increase in sales volumes, higher raw materials and other production costs of approximately $31 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  Kronos’ TiO2 production volumes in the second quarter of 2019 were comparable to the second quarter of 2018.  Kronos’ cost of sales as a percentage of net sales increased to 77% in the second quarter of 2019 compared to 64% in the same period of 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 23% in the second quarter of 2019 compared to 36% in the second quarter of 2018.  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Kronos’ cost of sales increased $146.6 million, or 26%, in the first six months of 2019 compared to the same period in 2018 primarily due to the net impact of a 15% increase in sales volumes, higher raw materials and other production costs of approximately $77 million (primarily caused by higher third-party feedstock ore costs) and currency fluctuations (primarily the euro).  Kronos’ TiO2 production volumes in the first six months of 2019 were comparable to the same period in 2018.  Kronos’ cost of sales as a percentage of net sales increased to 76% in the first six months of 2019 compared to 62% in the same period of 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 24% in the first six months of 2019 compared to 38% in the first six months of 2018.  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Other operating income and expense, net – Kronos’ selling, general and administrative expense in the second quarter and first six months of 2019 was comparable to the same prior year periods.

Income from operations – Kronos’ income from operations decreased by $73.4 million, or 61%, in the second quarter of 2019 compared to the second quarter of 2018.  Income from operations as a percentage of net sales decreased to 10% in the second quarter of 2019 from 25% in the same period of 2018.  This decrease was driven by the lower gross margin, discussed above.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $9 million in the second quarter of 2019 as compared to the same period in 2018, as discussed below.

Kronos’ income from operations decreased by $131.9 million, or 58%, in the first six months of 2019 compared to the first six months of 2018.  Income from operations as a percentage of net sales decreased to 10% in the first six months of 2019 from 25% in the same period of 2018.  This decrease was driven by the decrease in gross margin, discussed above.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $1 million in the first six months of 2019 as compared to the same period in 2018.

Other non-operating income (expense) – Kronos’ marketable equity securities unrealized gain (loss) was $(2.2) million and $1.2 million in the second quarter of June 30, 2018 and 2019, respectively.  Other components of net periodic pension and OPEB cost in the second quarter of 2019 was comparable to the second quarter of 2018 and Kronos expects this comparability of pension and OPEB cost to continue throughout 2019.  Kronos’ interest expense in the second quarter of 2019 was also comparable to the second quarter of 2018.  Kronos currently expects its interest expense for all of 2019 will be comparable to 2018.

Kronos’ marketable equity securities gain (loss) was $(2.4) million and $1.8 million for the first six months of 2018 and 2019, respectively. Other components of net periodic pension and OPEB cost in the first six months of 2019 was comparable to the first six months of 2018.  Interest expense in the first six months of 2019 was comparable to the first six months of 2018.

Income tax expense – Kronos recognized income tax expense of $11.4 million in the second quarter of 2019 compared to income tax expense of $32.4 million in the second quarter of 2018.  Kronos recognized income tax expense of $24.2 million in the first six months of 2019 compared to income tax expense of $61.4 million in the first six months of 2018.  The difference is primarily due to lower earnings in 2019.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to its pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Kronos generally expects its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Effects of Currency Exchange Rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently its non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all Kronos’ production facilities, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when its non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  Kronos periodically use currency forward contracts to manage a portion of its currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts it holds from time to time serves in part to mitigate the currency transaction gains or losses Kronos would otherwise recognize from the first two items described above.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on the reported amounts of its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates three months ended June 30, 2019 vs June 30, 2018

	Transaction gains/(losses) recognized			Translation gains (losses) - impact of rate changes	Total currency impact 2019 vs 2018
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(17)	$(17)
Income from operations	10	(1)	(11)	2	(9)

The $17 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $9 million decrease in income from operations was comprised of the following:

•

Approximately $11 million from net currency transaction losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $2 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by such translation, as it related to the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2019 as compared to 2018, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

Impact of changes in currency exchange rates six months ended June 30, 2019 vs June 30 2018

				Translation gains (losses)- impact of rate changes	Total currency impact 2019 vs 2018
	Transaction gains/(losses) recognized
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(32)	$(32)
Income from operations	5	-	(5)	4	(1)

The $32 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into less U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2018 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $1 million decrease in income from operations was comprised of the following:

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

Outlook

Kronos expects its production volumes in 2019 to be slightly higher as compared to 2018 production volumes.  Assuming current global economic conditions remain stable and based on anticipated production levels, Kronos also expects its 2019 sales volumes to be higher as compared to 2018 sales volumes.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

The cost of third-party feedstock ore Kronos purchased in the last half of 2018 and first half of 2019 was higher as compared to the first half of 2018 and such higher cost feedstock ore was reflected in Kronos’ results of operations in 2019.   Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first six months of 2019 was higher than its per-metric ton cost in the first six months of 2018 (excluding the effect of changes in currency exchange rates) primarily due to higher third-party feedstock ore costs. Kronos  expects its cost of sales per metric ton of TiO2 sold in 2019 to be higher than its per-metric ton cost in 2018 primarily due to higher feedstock costs.

Kronos started 2019 with average selling prices 3% lower than the beginning of 2018 and average selling prices declined by an additional 4% in the first quarter of 2019.   In the second quarter of 2019, Kronos’ average selling prices began to rise.  Kronos’ average selling prices at the end of the second quarter of 2019 were 2% higher than at the end of the first quarter and were 2% lower than at the end of 2018.  Industry data indicates that overall TiO2 inventory held by producers stood at seasonal low levels in the second quarter of 2019.  As a result of all of the foregoing factors, including rising raw material costs and rising global demand, we expect the market will support additional selling price increases during the remainder of 2019.

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

Due to the constraints of high capital costs and extended lead time associated with adding significant new TiO2 production capacity, especially for premium grades of TiO2 products produced from the chloride process, Kronos believes increased and sustained profit margins will be necessary to financially justify major expansions of TiO2 production capacity required to meet expected future growth in demand.  Substantial expansions of TiO2 production capacity generally take several years before such production becomes available to meet demand growth.

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

Net cash provided by operating activities was $19.2 million in the first six months of 2019 compared to $13.5 million in the first six months of 2018.  The $5.7 million net increase in cash provided by operating activities includes the net effects of:

•	higher cash received for insurance recoveries in 2019 of $4.8 million;
•	lower cash received for income tax refunds of $1.5 million;
•	a $1.0 million increase in interest received in 2019 (including $.5 million received in the first quarter of 2019 which was accrued at December 31, 2018);
•	higher dividends received from Kronos in 2019 of $.7 million; and
•	higher net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2019 of $.6 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended June 30,
	2018	2019
	(In millions)
Net cash provided by operating activities:
CompX	$6.1	$5.9
NL Parent and wholly-owned subsidiaries	8.5	14.8
Eliminations	(1.1)	(1.5)
Total	$13.5	$19.2

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding from December 31, 2018 to June 30, 2019 were comparable and in line with our expectations.  Our total average number of days in inventory decreased from December 31, 2018 to June 30, 2019 primarily as a result of the seasonal increase in sales during the second quarter 2019 as compared to the fourth quarter of 2018, including rapid sales growth for Marine Components. For comparative purposes, we have provided December 31, 2017 and June 30, 2018 numbers below.

	December 31,	June 30,	December 31,	June 30,
	2017	2018	2018	2019
Days sales outstanding	38 days	39 days	40 days	40 days
Days in inventory	79 days	71 days	80 days	71 days

Investing activities

Our capital expenditures were $1.8 million in the first six months of 2019 compared to $1.4 million in the first six months of 2018. During the first six months of 2019, Valhi borrowed a net $6.0 million under the promissory note ($28.1 million of gross borrowings and $22.1 million of gross repayments). During the first six months of 2018, Valhi repaid a net $.6 million under the promissory note ($25.3 million of gross borrowings and $25.9 million of gross repayments).

Financing activities

Cash flows from financing activities in the first six months of each of 2018 and 2019 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At June 30, 2019, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at June 30, 2019.  See Note 8 to our Condensed Consolidated Financial Statements.

Kronos’ North American and European revolvers and its senior secured notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at June 30, 2019.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At June 30, 2019, we had aggregate cash, cash equivalents and restricted cash of $132.3 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$41.9
NL Parent and wholly-owned subsidiaries	90.4
Total	$132.3

In addition, at June 30, 2019 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $42.7 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at June 30, 2019 with an aggregate market value of $539.6 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2020) including any amounts CompX might loan from time to time under the terms of its new revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At June 30, 2019, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at June 30, 2019 totaled $.8 million.  CompX’s 2019 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2019, based on the number of shares of common stock of these affiliates we own as of June 30, 2019 and their current regular quarterly dividend rate, is presented in the table below.

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

Commitments and contingencies

There have been no material changes in our contractual obligations, with the exception of the Santa Clara global settlement agreement discussed in Note 14 to our Condensed Consolidated Financial Statements, since we filed our 2018 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2018 Annual Report, or in Note 14 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings.  In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2019.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Amy Allbach Samford, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2019.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 14 to our Condensed Consolidated Financial Statements, our 2018 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

NL INDUSTRIES, INC.
(Registrant)

Date: August 7, 2019	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Chief Financial Officer, Principal Financial Officer)
Date: August 7, 2019	/s/ Patty S. Brinda
Patty S. Brinda
(Vice President and Controller, Principal Accounting Officer)