Form 10-Q
period 2019-09-30
NL INDUSTRIES INC
filed 2019-11-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on November 1, 2019:  48,755,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2018	2019
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,259	$109,419
Restricted cash and cash equivalents	3,727	2,913
Accrued insurance recovery related to litigation settlement	15,000	-
Accounts and other receivables, net	12,440	13,797
Inventories, net	17,102	18,826
Receivable from affiliates	792	648
Prepaid expenses and other	1,324	1,149

Total current assets	166,644	146,752

Other assets:
Restricted cash and cash equivalents	1,003	25,310
Notes receivable from affiliate	34,000	36,700
Marketable securities	27,740	27,309
Investment in Kronos Worldwide, Inc.	255,565	257,717
Goodwill	27,156	27,156
Other assets, net	3,108	3,187

Total other assets	348,572	377,379

Property and equipment:
Land	5,151	4,940
Buildings	22,842	22,856
Equipment	67,446	67,595
Construction in progress	603	963
	96,042	96,354
Less accumulated depreciation	64,016	65,137

Net property and equipment	32,026	31,217

Total assets	$547,242	$555,348

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
	2018	2019
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,831	$4,987
Accrued litigation settlement	60,000	11,774
Accrued and other current liabilities	10,854	9,797
Accrued environmental remediation and related costs	5,027	3,168
Payable to affiliates	567	567
Income taxes	44	64

Total current liabilities	81,323	30,357

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued pension costs	10,389	7,689
Accrued environmental remediation and related costs	93,184	91,808
Long-term litigation settlement	17,000	59,797
Deferred income taxes	31,373	31,956
Other	9,915	9,780

Total noncurrent liabilities	162,361	201,530

Equity:
NL stockholders' equity:
Common stock	6,090	6,094
Additional paid-in capital	301,139	299,102
Retained earnings	225,156	244,700
Accumulated other comprehensive loss	(248,270)	(248,812)

Total NL stockholders' equity	284,115	301,084

Noncontrolling interest in subsidiary	19,443	22,377

Total equity	303,558	323,461

Total liabilities and equity	$547,242	$555,348

Commitments and contingencies (Note 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(unaudited)
Net sales	$30,029	$29,703	$90,827	$94,610
Cost of sales	20,433	20,227	60,494	64,571

Gross margin	9,596	9,476	30,333	30,039

Selling, general and administrative expense	5,075	5,210	15,455	15,860
Other operating income (expense):
Insurance recoveries	526	243	889	5,240
Other income, net	18	4,424	645	4,433
Litigation settlement expense, net	-	305	(62,000)	(19,266)
Corporate expense	(1,583)	(3,429)	(14,352)	(9,148)

Income (loss) from operations	3,482	5,809	(59,940)	(4,562)

Equity in earnings of Kronos Worldwide, Inc.	9,905	5,463	55,029	23,632

Other income (expense):
Marketable equity securities	(35,645)	(15,379)	(55,911)	(431)
Other components of net periodic pension and OPEB cost	(99)	(434)	(297)	(1,290)
Interest and dividend income	1,336	1,571	3,630	5,213
Interest expense	(9)	(314)	(25)	(332)

Income (loss) before income taxes	(21,030)	(3,284)	(57,514)	22,230

Income tax expense (benefit)	(6,158)	(2,286)	(15,416)	942

Net income (loss)	(14,872)	(998)	(42,098)	21,288
Noncontrolling interest in net income of subsidiary	514	540	1,654	1,744

Net income (loss) attributable to NL stockholders	$(15,386)	$(1,538)	$(43,752)	$19,544

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.32)	$(.03)	$(.90)	$.40

Weighted average shares used in the calculation of net income (loss) per share	48,727	48,756	48,721	48,741

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(unaudited)
Net income (loss)	$(14,872)	$(998)	$(42,098)	$21,288

Other comprehensive income (loss), net of tax:
Currency translation	1,103	(4,500)	(2,414)	(2,805)
Defined benefit pension plans	959	818	2,916	2,463
Other postretirement benefit plans	(65)	(65)	(203)	(200)

Total other comprehensive income (loss), net	1,997	(3,747)	299	(542)

Comprehensive income (loss)	(12,875)	(4,745)	(41,799)	20,746
Comprehensive income attributable to noncontrolling interest	514	540	1,654	1,744

Comprehensive income (loss) attributable to NL stockholders	$(13,389)	$(5,285)	$(43,453)	$19,002

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three and nine months ended September 30, 2018 and 2019

(In thousands)

(unaudited)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
Balance at December 31, 2017	$6,089	$300,866	$220,104	$(191,737)	$17,756	$353,078
Change in accounting principle - ASU 2016-01	-	-	46,069	(46,069)	-	-
Balance at January 1, 2018, as adjusted	6,089	300,866	266,173	(237,806)	17,756	353,078

Net income	-	-	14,249	-	487	14,736
Other comprehensive income, net of tax	-	-	-	3,501	-	3,501
Dividends paid to noncontrolling interest	-	-	-	-	(83)	(83)

Balance at March 31, 2018	6,089	300,866	280,422	(234,305)	18,160	371,232

Net income (loss)	-	-	(42,615)	-	653	(41,962)
Other comprehensive loss, net of tax	-	-	-	(5,199)	-	(5,199)
Issuance of NL common stock	1	119	-	-	-	120
Dividends paid to noncontrolling interest	-	-	-	-	(84)	(84)
Other, net	-	154	-	-	18	172

Balance at June 30, 2018	6,090	301,139	237,807	(239,504)	18,747	324,279

Net income (loss)	-	-	(15,386)	-	514	(14,872)
Other comprehensive income, net of tax	-	-	-	1,997	-	1,997
Dividends paid to noncontrolling interest	-	-	-	-	(84)	(84)

Balance at September 30, 2018	$6,090	$301,139	$222,421	$(237,507)	$19,177	$311,320

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

Three and nine months ended September 30, 2018 and 2019

(In thousands)

(unaudited)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
Balance at December 31, 2018	$6,090	$301,139	$225,156	$(248,270)	$19,443	$303,558

Net income	-	-	15,204	-	522	15,726
Other comprehensive income, net of tax	-	-	-	733	-	733
Dividends paid to noncontrolling interest	-	-	-	-	(117)	(117)

Balance at March 31, 2019	6,090	301,139	240,360	(247,537)	19,848	319,900

Net income	-	-	5,878	-	682	6,560
Other comprehensive income, net of tax	-	-	-	2,472	-	2,472
Issuance of NL common stock	4	96	-	-	-	100
Dividends paid to noncontrolling interest	-	-	-	-	(118)	(118)
Equity transactions with noncontrolling interest, net and other	-	(1,831)	-	-	1,543	(288)

Balance at June 30, 2019	6,094	299,404	246,238	(245,065)	21,955	328,626

Net income (loss)	-	-	(1,538)	-	540	(998)
Other comprehensive loss, net of tax	-	-	-	(3,747)	-	(3,747)
Dividends paid to noncontrolling interest	-	-	-	-	(118)	(118)
Other	-	(302)	-	-	-	(302)

Balance at September 30, 2019	$6,094	$299,102	$244,700	$(248,812)	$22,377	$323,461

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2018	2019
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(42,098)	$21,288
Depreciation and amortization	2,609	2,739
Deferred income taxes	(16,624)	913
Equity in earnings of Kronos Worldwide, Inc.	(55,029)	(23,632)
Dividends received from Kronos Worldwide, Inc.	17,961	19,017
Marketable equity securities	55,911	431
Cash funding of benefit plans in excess of net benefit plan expense	(2,074)	(1,658)
Net gain from sale of excess property	-	(4,424)
Other, net	426	211
Change in assets and liabilities:
Accounts and other receivables, net	(18,203)	13,627
Inventories, net	(1,935)	(1,888)
Prepaid expenses and other	110	175
Accounts payable and accrued liabilities	62,025	(25,842)
Income taxes	11	20
Accounts with affiliates	2,939	144
Accrued environmental remediation and related costs	(428)	(3,235)
Other noncurrent assets and liabilities, net	16,698	19,516

Net cash provided by operating activities	22,299	17,402

Cash flows from investing activities:
Capital expenditures	(2,043)	(2,453)
Promissory notes receivable from affiliate:
Loans	(39,000)	(28,100)
Collections	44,200	25,400
Proceeds from sale of excess property	-	4,636
Other, net	225	121

Net cash provided by (used in) investing activities	3,382	(396)

Cash flows from financing activities -
Distributions to noncontrolling interests in subsidiary	(251)	(353)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	25,430	16,653
Balance at beginning of period	102,941	120,989

Balance at end of period	$128,371	$137,642

Supplemental disclosures - cash paid (received) for:
Interest	$25	$27
Income taxes, net	(1,740)	(227)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At September 30, 2019, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation (“Contran”) held approximately 92% of Valhi’s outstanding common stock. At September 30, 2019, a majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and Serena Simmons Connelly and various family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, serves as trustee. In addition, each of Ms. Simmons and Ms. Connelly serves as co-chair of the Contran board of directors.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee.  Consequently, at September 30, 2019, Ms. Simmons, Ms. Connelly and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 11, 2019 (the 2018 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2018 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2018) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2019 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2018 Consolidated Financial Statements contained in our 2018 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	September 30,
	2018	2019
	(In thousands)
Trade receivables - CompX	$12,210	$13,503
Accrued insurance recoveries	266	289
Other receivables	34	75
Allowance for doubtful accounts	(70)	(70)

Total	$12,440	$13,797

Accrued insurance recoveries are discussed in Note 14.

Note 3 – Inventories, net:

	December 31,	September 30,
	2018	2019
	(In thousands)
Raw materials	$2,661	$3,313
Work in process	11,130	11,952
Finished products	3,311	3,561

Total	$17,102	$18,826

Note 4 – Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc.  All of our marketable securities are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets representing a Level 1 input within the fair value hierarchy.  Any unrealized gains or losses on the securities are recognized in Marketable equity securities on our Condensed Consolidated Statements of Operations.

	Fair value measurement level	Market value	Cost basis	Unrealized gain
		(In thousands)
December 31, 2018
Valhi common stock	1	$27,740	$24,347	$3,393

September 30, 2019
Valhi common stock	1	$27,309	$24,347	$2,962

At December 31, 2018 and September 30, 2019, we held approximately 14.4 million shares of common stock of Valhi.  See Note 1.  At December 31, 2018 and September 30, 2019, the quoted per share market price of Valhi common stock was $1.93 and $1.90, respectively.

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

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2018 and September 30, 2019, we owned approximately 35.2 million shares of Kronos common stock.  At September 30, 2019, the quoted market price of Kronos’ common stock was $12.37 per share, or an aggregate market value of $435.7 million.  At December 31, 2018, the quoted market price was $11.52 per share, or an aggregate market value of $405.7 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2019 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$255.5
Equity in earnings of Kronos	23.6
Dividends received from Kronos	(19.0)
Equity in Kronos' other comprehensive income:
Currency translation	(3.5)
Defined benefit pension plans	2.0
Equity in Kronos' treasury stock acquired	(.9)

Balance at the end of the period	$257.7

Selected financial information of Kronos is summarized below:

	December 31,	September 30,
	2018	2019
	(In millions)
Current assets	$1,201.4	$1,186.9
Property and equipment, net	486.4	465.5
Investment in TiO2 joint venture	81.3	83.1
Other noncurrent assets	129.0	149.4

Total assets	$1,898.1	$1,884.9

Current liabilities	$233.4	$227.5
Long-term debt	455.1	434.6
Accrued pension costs	262.9	249.3
Other noncurrent liabilities	106.9	126.6
Stockholders' equity	839.8	846.9

Total liabilities and stockholders' equity	$1,898.1	$1,884.9

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Net sales	$410.3	$437.4	$1,312.5	$1,358.4
Cost of sales	291.2	349.7	846.8	1,051.9
Income from operations	58.1	33.1	285.5	128.6
Income tax expense	14.1	6.3	75.5	30.5
Net income	32.6	17.9	181.0	77.7

Note 6 – Other noncurrent assets, net:

	December 31,	September 30,
	2018	2019
	(In thousands)
Pension asset	$1,898	$1,948
Other	1,210	1,239

Total	$3,108	$3,187

Note 7 – Accrued and other current liabilities:

	December 31,	September 30,
	2018	2019
	(In thousands)
Employee benefits	$9,001	$7,742
Other	1,853	2,055

Total	$10,854	$9,797

Note 8 – Long-term debt:

During the first nine months of 2019, our wholly owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At September 30, 2019, we had outstanding borrowings of $.5 million under such facility, and the remaining $49.5 million was available for future borrowing under this facility.  Outstanding borrowings under such credit facility bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the nine months ended September 30, 2019 was 7.3%. The interest rate was 6.9% at September 30, 2019.  We are in compliance with all of the covenants contained in such facility at September 30, 2019.

Note 9 – Other noncurrent liabilities:

	December 31,	September 30,
	2018	2019
	(In thousands)
Reserve for uncertain tax positions	$7,312	$7,312
OPEB	1,519	1,409
Insurance claims and expenses	621	621
Other	463	438

Total	$9,915	$9,780

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In thousands)
Net sales:
Security Products	$24,541	$23,405	$75,845	$75,036
Marine Components	5,488	6,298	14,982	19,574
Total	$30,029	$29,703	$90,827	$94,610

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In thousands)
Interest cost	$372	$474	$1,116	$1,422
Expected return on plan assets	(590)	(477)	(1,770)	(1,431)
Recognized actuarial losses	365	406	1,095	1,218

Total	$147	$403	$441	$1,209

We currently expect our 2019 contributions to our defined benefit pension plans to be approximately $3.3 million.

Note 12 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(4.4)	$(.7)	$(12.1)	$4.7
Rate differences on equity in earnings of Kronos	(1.9)	(1.5)	(4.3)	(4.0)
U.S. state income taxes and other, net	.2	(.1)	1.0	.2

Income tax expense (benefit)	$(6.1)	$(2.3)	$(15.4)	$.9

Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(6.1)	$(2.3)	$(15.4)	$.9
Additional paid-in capital	-	(.2)	-	(.2)
Other comprehensive income (loss):
Currency translation	.3	(1.2)	(.6)	(.7)
Pension plans	.3	.3	.8	.7
OPEB plans	(.1)	(.1)	(.1)	(.1)

Total	$(5.6)	$(3.5)	$(15.3)	$.6

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $18.0 million in the first nine months of 2018 and $19.0 million in the first nine months of 2019.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos primarily represents the income tax benefit associated with such non-taxability of the dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

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

Note 13 – Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
	(In thousands)

Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(167,984)	$(170,739)	$(164,467)	$(172,434)
Other comprehensive income (loss)	1,103	(4,500)	(2,414)	(2,805)

Balance at end of period	$(166,881)	$(175,239)	$(166,881)	$(175,239)

Defined benefit pension plans:
Balance at beginning of period	$(70,994)	$(73,641)	$(72,951)	$(75,286)
Other comprehensive income - amortization of net losses included in net periodic pension cost	959	818	2,916	2,463

Balance at end of period	$(70,035)	$(72,823)	$(70,035)	$(72,823)

OPEB plans:
Balance at beginning of period	$(526)	$(685)	$(388)	$(550)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(65)	(65)	(203)	(200)

Balance at end of period	$(591)	$(750)	$(591)	$(750)

Marketable securities:
Balance at beginning of period	$-	$-	$46,069	$-
Change in accounting principle	-	-	(46,069)	-

Balance at end of period	$-	$-	$-	$-

Total accumulated other comprehensive loss:
Balance at beginning of period	$(239,504)	$(245,065)	$(191,737)	$(248,270)
Change in accounting principle	-	-	(46,069)	-
Balance at beginning of period, as adjusted	(239,504)	(245,065)	(237,806)	(248,270)
Other comprehensive income (loss)	1,997	(3,747)	299	(542)

Balance at end of period	$(237,507)	$(248,812)	$(237,507)	$(248,812)

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment).  Our sixth installment will be made with funds already on deposit at the court that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us).

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

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement and a final immaterial adjustment was made to the litigation settlement accrual in the third quarter of 2019.  For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million.  We recognized litigation settlement expense of $19.3 million ($19.6 million expense in the second quarter of 2019 and $.3 million credit in the third quarter of 2019).  We made the initial $25.0 million payment in September 2019 and recognized $.3 million in accretion expense during the third quarter of 2019.

For purposes of our Condensed Consolidated Balance Sheet at September 30, 2019, we have recognized the net present value of the $12.0 million payment due in 2020, $11.8 million, as a current liability and the net present value of the five remaining annual installments, $59.8 million, as a noncurrent liability.  Under the terms of the settlement, we reclassified the $15.6 million on deposit at the court from an accrued insurance receivable to noncurrent restricted cash at September 30, 2019.  Pursuant to the settlement agreement, during the third quarter of 2019 we placed an additional $9.0 million into an escrow account which is included in noncurrent restricted cash on our Condensed Consolidated Balance Sheet.

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

New cases may continue to be filed against us.  We do not know if we will incur liability in the future with respect to any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable.  The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2018, we had recognized  $15.0 million of receivables for recoveries related to the lead pigment litigation in California discussed above.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2019 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$98,211
Additions charged (credited) to expense, net	(579)
Payments, net	(2,656)

Balance at the end of the period	$94,976

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$3,168
Noncurrent liability	91,808

Balance at the end of the period	$94,976

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At September 30, 2019, we had accrued approximately $95 million related to approximately 32 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $115 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At September 30, 2019, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.  In this regard we recognized $5.2 million in insurance recoveries in the first nine months of 2019 which represented recovery of past and future litigation defense costs related primarily to a single insurance recovery settlement.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2018		September 30, 2019
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$120,989	$120,989	$137,642	$137,642
Noncontrolling interest in CompX common stock	19,443	22,871	22,377	24,188

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

Results of operations

Net income overview

Quarter ended September 30, 2019 compared to the quarter ended September 30, 2018

Our net loss attributable to NL stockholders was $1.6 million, or $.03 per share, in the third quarter of 2019 compared to a net loss attributable to NL stockholders of $15.4 million, or $.32 per share, in the third quarter of 2018.  As more fully described below, the increase in our earnings per share from 2018 to 2019 is primarily due to the net effects of:

•	equity in earnings of Kronos in 2019 of $5.4 million compared to $9.9 million in 2018;
•	favorable relative changes in the value of marketable equity securities of $20.3 million;
•	a gain of $4.4 million in 2019 related to a sale of excess property; and
•	environmental remediation and related costs of $.1 million in 2019 compared to environmental remediation and related credit of $1.6 million in 2018.

Our 2019 net loss per share attributable to NL stockholders includes income of $.07 per share, net of income tax expense, related to a gain from a sale of excess property.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

We had net income attributable to NL stockholders of $19.5 million, or $.40 per share, in the first nine months of 2019 compared to a net loss attributable to NL stockholders of $43.8 million, or $.90 per share, in the first nine months of 2018.  As more fully described below, the increase in our earnings per share from 2018 to 2019 is primarily due to the net effects of:

•	a pre-tax litigation settlement expense in 2019 of $19.3 million (mostly recognized in the second quarter) compared to $62.0 million recognized in the second quarter of 2018;
•	equity in earnings of Kronos in 2019 of $23.6 million compared to $55.0 million in 2018;
•	favorable relative changes in the value of marketable equity securities of $55.5 million;
•	higher insurance recoveries in 2019 of $4.3 million related primarily to a single insurance recovery settlement for certain past and future litigation defense costs;
•	a gain of $4.4 million in 2019 related to a sale of excess property;
•	lower environmental remediation and related costs of $3.3 million in 2019; and
•	lower litigation fees and related costs of $1.8 million in 2019.

Our 2019 net income per share attributable to NL stockholders includes:

•	a loss of $.31 per share, net of income tax benefit, related to the litigation settlement expense we recognized, mainly in the second quarter;
•	income of $.08 per share, net of income tax expense, related to insurance recoveries we recognized, mainly in the second quarter; and
•	income of $.07 per share, net of income tax expense, related to a gain from a sale of excess property we recognized in the third quarter.

Our 2018 net loss per share attributable to NL stockholders includes a loss of $1.01 per share, net of income tax benefit, related to the litigation settlement expense recognized in the second quarter.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2018	2019	Change	2018	2019	Change
	(In millions)			(In millions)
CompX	$4.5	$4.3	(6)%	$14.9	$14.2	(5)%
Insurance recoveries	.5	.2	(54)	.9	5.2	489
Other income, net	-	4.4	n.m.	.6	4.4	587
Litigation settlement expense, net	-	.3	n.m.	(62.0)	(19.3)	(69)
Corporate expense	(1.6)	(3.4)	117	(14.4)	(9.1)	(36)
Income (loss) from operations	$3.4	$5.8	67	$(60.0)	$(4.6)	92

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income (loss) from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2018	2019	Change	2018	2019	Change
	(In millions)			(In millions)
Equity in earnings of Kronos	$9.9	$5.4	(45)%	$55.0	$23.6	(57)%
Marketable equity securities	(35.6)	(15.3)	(57)	(55.9)	(.4)	(99)
Other components of net periodic pension and OPEB	(.1)	(.5)	338	(.3)	(1.3)	334
Interest and dividend income	1.3	1.6	18	3.6	5.2	44
Interest expense	-	(.3)	n.m.	-	(.3)	n.m.

CompX International Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2018	2019	Change	2018	2019	Change
	(In millions)			(In millions)
Net sales	$30.0	$29.7	(1)%	$90.8	$94.6	4%
Cost of sales	20.4	20.2	(1)	60.4	64.6	7
Gross margin	9.6	9.5	(1)	30.4	30.0	(1)
Operating costs and expenses	5.1	5.2	3	15.5	15.8	3
Income from operations	$4.5	$4.3	(6)	$14.9	$14.2	(5)

Percentage of net sales:
Cost of sales	68%	68%		67%	68%
Gross margin	32	32		33	32
Operating costs and expenses	17	18		17	17
Income from operations	15	14		16	15

Net sales – Net sales decreased $.3 million in the third quarter of 2019 compared to the same period in 2018 as higher Marine Components sales to the towboat market were more than offset by lower Security Products sales across a variety of markets. Net sales increased $3.8 million in the first nine months of 2019 compared to the same period in 2018 due to strong sales growth at Marine Components partially offset by lower Security Products sales predominantly in the third quarter. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – As a percentage of net sales, cost of sales and gross margin for the third quarter of 2019 were comparable to the same period in 2018 as the improvement in the Marine Components gross margin percentage in the third quarter of 2019 compared to the third quarter 2018 offset the decline in relative contribution of Security Products which generally has higher gross margin percentages than Marine Components. Cost of sales as a percentage of net sales increased in the first nine months of 2019 compared to the same period in 2018. As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is the result of the decline in Security Products gross margin percentage for the first nine months of 2019 as compared to the same period in 2018.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses, as well as gains and losses on plant, property and equipment. Operating costs and expenses for the third quarter and first nine months of 2019 increased compared to the same period in 2018 largely due to increased administration costs at Marine Components.

Income from operations – As a percentage of net sales, income from operations for the third quarter and first nine months of 2019 decreased compared to the same periods of 2018 and was primarily impacted by the factors impacting cost of sales, gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended September 30,		%	Nine months ended September 30,		%
	2018	2019	Change	2018	2019	Change
	(In millions)			(In millions)
Net sales:
Security Products	$24.5	$23.4	(5)%	$75.8	$75.0	(1)%
Marine Components	5.5	6.3	15	15.0	19.6	31
Total net sales	$30.0	$29.7	(1)	$90.8	$94.6	4

Gross margin:
Security Products	$8.1	$7.7	(5)	$26.1	$24.6	(6)
Marine Components	1.5	1.8	22	4.3	5.4	29
Total gross margin	$9.6	$9.5	(1)	$30.4	$30.0	(1)

Income from operations:
Security Products	$5.3	$4.9	(9)	$17.8	$16.0	(10)
Marine Components	.8	1.0	28	2.3	3.2	38
Corporate operating expenses	(1.6)	(1.6)	(1)	(5.2)	(5.0)	4
Total income from operations	$4.5	$4.3	(6)	$14.9	$14.2	(5)

Gross margin:
Security Products	33%	33%		34%	33%
Marine Components	27	29		28	28
Total gross margin	32	32		33	32
Income from operations margin:
Security Products	22%	21%		23%	21%
Marine Components	15	17		16	17
Total income from operations margin	15	14		16	15

Security Products – Security Products net sales decreased 5% in the third quarter of 2019 compared to the same period in 2018 due to lower sales across a variety of markets including a $.5 million decrease in each of the transportation and government security markets. Security Products net sales for the first nine months of 2019 was comparable to the same period last year. Gross margin and operating income as a percentage of net sales for the third quarter and for the first nine months of 2019 declined as compared to the same periods last year primarily due to increased labor rates and associated payroll costs resulting from regional pressure on wages for certain skilled labor positions as well as reduced leverage of fixed costs on decreased production volumes.

Marine Components – Marine Components net sales increased 15% and 31% in the third quarter and first nine months of 2019, respectively, as compared to the same periods last year. The increase in sales is primarily due to increased sales to the towboat market, primarily wake enhancement systems and surf pipes to an original equipment boat manufacturer. As a percentage of net sales, gross margin and operating income increased in the third quarter of 2019 compared to the same period in 2018 due to improved fixed cost leverage facilitated by higher production volumes. Gross margin percentage for the first nine months of 2019 is comparable to the same period last year as improved cost leverage on higher production volumes was offset by less favorable customer and product mix, predominantly in the first half of the year. Operating income as a percentage of net sales increased in the third quarter and first nine months of 2019 compared to the same periods in the prior year due to improved fixed cost leverage facilitated by higher production volumes somewhat offset in both periods by increased administrative costs to support higher sustained sales volumes.

Outlook – As reflected in the operating results, our Security Products segment encountered generally weakening economic conditions among its customers and markets during the latter half of the third quarter.  As expected, the rate of sales growth for Marine Components began to moderate in the third quarter relative to the same period in 2018, the quarter in which we significantly increased our deliveries of wake enhancement systems. Nevertheless, absent further economic slowdown, we believe full year sales will exceed 2018. Operating income and operating margin for the Security Products segment decreased for the first nine months of 2019 relative to prior year due to higher labor rates and associated payroll costs, the effect of which we were not able to offset through higher selling prices. Although we have experienced minimal direct impact from recently enacted tariffs, we believe that tariffs and related global trade concerns may be impacting our significant original equipment manufacturer customers. We will continue to monitor economic conditions and sales order rates and respond to fluctuations in customer demand through continuous evaluation of staffing levels and discretionary spending as well as consistent execution of our lean manufacturing and cost improvement initiatives. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, to expand into new markets and to develop new product features in order to mitigate the impact of changes in demand as well as broaden our sales base.

General corporate and other items

Insurance recoveries – We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.  We recognized $5.2 million in insurance recoveries in the first nine months of 2019 related primarily to a settlement we reached with one of our insurance carriers in which they agreed to reimburse us for a portion of our past and future litigation defense costs.

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

Litigation settlement expense – We recognized a pre-tax $62.0 million and $19.3 million litigation settlement expense in the first nine months of 2018 and 2019, respectively, related to the lead pigment litigation in California.  See Note 14 to our Condensed Consolidated Financial Statements.

Corporate expense – Corporate expenses were $3.4 million in the third quarter of 2019, $1.8 million higher than in the third quarter of 2018 primarily due to higher environmental remediation and related costs in 2019.  Included in corporate expense in the third quarter of 2018 and 2019 are:

•	litigation fees and related costs of $1.4 million in 2019 compared to $1.1 million in 2018, and
•	environmental remediation and related costs of $.1 million in 2019 compared to environmental remediation and related credit of $1.6 million in 2018.

Corporate expenses were $9.1 million in the first nine months of 2019, $5.3 million lower than in the first nine months of 2018 primarily due to lower litigation fees and related costs and lower environmental remediation and related costs in 2019.  Included in corporate expense in the first nine months of 2018 and 2019 are:

•	litigation fees and related costs of $3.3 million in 2019 compared to $5.1 million in 2018, and
•	environmental remediation and related benefit of $.6 million in 2019 compared to costs of $2.7 million in 2018.

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

Overall, we currently expect that our net general corporate expenses in 2019 will be lower than in 2018 primarily due to lower expected litigation fees and related costs and lower environmental remediation and related costs.

Interest and dividend income – Interest and dividend income increased $.3 million in the third quarter and $1.6 million in the first nine months of 2019 compared to the prior year periods primarily due to higher interest earned on cash and cash equivalents and restricted cash and cash equivalents and CompX’s revolving promissory note receivable from Valhi.  Interest income on such note receivable from Valhi was $.5 million and $.6 million in the third quarters of 2018 and 2019, respectively, and $1.6 million and $1.8 million in the first nine months of 2018 and 2019, respectively.  We also recognized $.6 million of accrued interest income on the insurance recovery receivable in the second quarter of 2019.

Marketable equity securities – Our loss on marketable equity securities was $35.6 million and $15.3 million in the third quarters of 2018 and 2019, respectively, and $55.9 million and $.4 million in the first nine months of 2018 and 2019, respectively.

Income tax expense (benefit) – We recognized an income tax benefit of $2.3 million in the third quarter of 2019 compared to an income tax benefit of $6.2 million in the third quarter of 2018 and an income tax expense of $.9 million in the first nine months of 2019 compared to an income tax benefit of $15.4 million in the first nine months of 2018.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $18.0 million in the first nine months of 2018 and $19.0 million in the first nine months of 2019.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the non-taxable dividends we received from Kronos was 4.2% in the first nine months of 2019 and 13.3% in the first nine months of 2018.  Such decrease is primarily attributable to the net effects of Kronos’ lower earnings in the first nine months of 2019 as compared to the first nine months of 2018 and the impact of the income tax benefit related to the non-taxable dividends received from Kronos.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2019 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first nine months of 2018 and 2019.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2018	2019	Change	2018	2019	Change
	(In millions)			(In millions)
Net sales	$410.3	$437.4	7%	$1,312.5	$1,358.4	3%
Cost of sales	291.2	349.7	20	846.8	1,051.9	24
Gross margin	$119.1	$87.7		$465.7	$306.5

Income from operations	$58.1	$33.1	(43)	$285.5	$128.6	(55)
Interest and dividend income	1.5	1.4		3.7	5.2
Marketable equity securities	(4.3)	(1.9)		(6.7)	(.1)
Other components of net periodic pension and OPEB cost	(3.7)	(3.8)		(11.3)	(11.4)
Interest expense	(4.9)	(4.6)		(14.7)	(14.1)
Income before income taxes	46.7	24.2		256.5	108.2
Income tax expense	14.1	6.3		75.5	30.5
Net income	$32.6	$17.9		$181.0	$77.7

Percentage of net sales:
Cost of sales	71%	80%		65%	77%
Income from operations	14	8		22	9

Equity in earnings of Kronos Worldwide, Inc.	$9.9	$5.4		$55.0	$23.6

TiO2 operating statistics:
Sales volumes*	123	144	17%	385	445	16%
Production volumes*	131	136	4	400	406	1

Change in TiO2 net sales:
TiO2 product pricing			(5)%			(7)%
TiO2 sales volumes			17			16
TiO2 product mix/other			(3)			(3)
Changes in currency exchange rates			(2)			(3)
Total			7%			3%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2019 with average TiO2 selling prices 3% lower than at the beginning of 2018.  Kronos’  average TiO2 selling prices declined in the first quarter of 2019 compared to the fourth quarter of 2018 before beginning to rise in the second and third quarters of 2019.  Kronos’ average TiO2 selling prices at the end of the third quarter of 2019 were 2% higher than at the end of the second quarter of 2019 and were comparable to the end of 2018.  Kronos experienced higher sales volumes in all major markets in the first nine months of 2019 as compared to the same period of 2018.

Kronos operated its production facilities at overall average capacity utilization rates of 97% in the first nine months of 2019 compared to 95% in the first nine months of 2018.  The table below lists Kronos’ comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2018	2019
First quarter	95%	97%
Second quarter	97%	97%
Third quarter	92%	97%

Primarily due to a rise in the cost of third-party feedstock Kronos procured in 2018 and 2019, its cost of sales per metric ton of TiO2 sold in the first nine months of 2019 was higher as compared to the first nine months of 2018 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the third quarter of 2019 increased 7%, or $27.1 million, compared to the third quarter of 2018 primarily due to the net effect of a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $21 million) and a 17% increase in sales volumes (which increased net sales by approximately $70 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 17% in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to higher sales in all major markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $9 million in the third quarter of 2019 as compared to the third quarter of 2018.

Kronos’ net sales in the first nine months of 2019 increased 3%, or $45.9 million, compared to the first nine months of 2018 primarily due to the net effect of a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $92 million) and a 16% increase in sales volumes (which increased net sales by approximately $210 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 16% in the first nine months of 2019 as compared to the first nine months of 2018 primarily due to higher sales in all major markets.  In addition to the impact of changes in average TiO2 selling prices and sales volumes, Kronos estimates that changes in currency exchange rates decreased its net sales by approximately $41 million as compared to the first nine months of 2018.

Cost of sales and gross margin – Kronos’ cost of sales increased $58.5 million, or 20%, in the third quarter of 2019 compared to the third quarter of 2018 due to the net effect of a 17% increase in sales volumes, higher raw materials and other production costs of approximately $24 million (primarily caused by higher third-party feedstock costs) and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales increased to 80% in the third quarter of 2019 compared to 71% in the same period of 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 20% in the third quarter of 2019 compared to 29% in the third quarter of 2018.  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Kronos’ cost of sales increased $205.1 million, or 24%, in the first nine months of 2019 compared to the same period in 2018 primarily due to the net impact of a 16% increase in sales volumes, higher raw materials and other production costs of approximately $101 million (including higher costs for third-party feedstock, energy and other raw materials) and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales increased to 77% in the first nine months of 2019 compared to 65% in the same period of 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 23% in the first nine months of 2019 compared to 35% in the first nine months of 2018.  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Other operating income and expense, net – Kronos’ selling, general and administrative expense in the third quarter and first nine months of 2019 was comparable to the same prior year periods.

Income from operations – Kronos’ income from operations decreased by $25.0 million, or 43%, in the third quarter of 2019 compared to the third quarter of 2018.  Income from operations as a percentage of net sales decreased to 8% in the third quarter of 2019 from 14% in the same period of 2018.  This decrease was driven by the lower gross margin discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $6 million in the third quarter of 2019 as compared to the same period in 2018, as discussed below.

Kronos income from operations decreased by $156.9 million, or 55%, in the first nine months of 2019 compared to the first nine months of 2018.  Income from operations as a percentage of net sales decreased to 9% in the first nine months of 2019 from 22% in the same period of 2018.  This decrease was driven by the decrease in gross margin discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $5 million in the first nine months of 2019 as compared to the same period in 2018.

Other non-operating income (expense) – Kronos’ loss on marketable equity securities was $4.3 million and $1.9 million in the third quarters of September 30, 2018 and 2019, respectively.  Other components of net periodic pension and OPEB cost in the third quarter of 2019 was comparable to the third quarter of 2018 and Kronos expects this comparability of pension and OPEB cost to continue throughout 2019.  Kronos’ interest expense in the third quarter of 2019 was also comparable to the third quarter of 2018 and Kronos currently expects its interest expense for all of 2019 to be comparable to 2018.

Kronos’ loss on marketable equity securities was $6.7 million and $.1 million for the first nine months of 2018 and 2019, respectively.  Other components of net periodic pension and OPEB cost in the first nine months of 2019 was comparable to the first nine months of 2018.  Interest expense in the first nine months of 2019 was comparable to the first nine months of 2018.

Income tax expense – Kronos recognized income tax expense of $6.3 million in the third quarter of 2019 compared to income tax expense of $14.1 million in the third quarter of 2018.  Kronos recognized income tax expense of $30.5 million in the first nine months of 2019 compared to income tax expense of $75.5 million in the first nine months of 2018.  The difference is primarily due to lower earnings in 2019.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Kronos generally expects its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Effects of Currency Exchange Rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently its non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all Kronos’ production facilities, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when its non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii)  relative changes in the aggregate fair value of currency forward contracts held from time to time.  Kronos periodically uses currency forward contracts to manage a portion of its currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts it holds from time to time serve in part to mitigate the currency transaction gains or losses Kronos would otherwise recognize from the first two items described above.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on the reported amounts of its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates Three months ended September 30, 2019 vs September 30, 2018

	Transaction gains/(losses) recognized			Translation losses - impact of rate changes	Total currency impact 2019 vs 2018
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(9)	$(9)
Income from operations	(1)	6	7	(1)	6

The $9 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $6 million increase in income from operations was comprised of the following:

•

Approximately $7 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $1 million from net currency translation losses primarily caused by the strengthening of the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2019 as compared to 2018, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by such translation as it related to the U.S. dollar relative to the Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018.

Impact of changes in currency exchange rates Nine months ended September 30, 2019 vs September 30, 2018

					Translation gains (losses)- impact of rate changes	Total currency impact 2019 vs 2018
	Transaction gains recognized
	2018	2019	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-		$(41)	$(41)
Income from operations	4	6		2	3	5

The $41 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2019 as compared to 2018.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2019 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $5 million increase in income from operations was comprised of the following:

•

Approximately $2 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $3 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by such translation, as it related to the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2019 as compared to 2018, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

Outlook

Kronos expects its production volumes in 2019 to be slightly higher as compared to 2018 production volumes.  Assuming global economic conditions remain stable and based on anticipated production levels, Kronos also expects its 2019 sales volumes to be higher as compared to 2018 sales volumes.  Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

The cost of third-party feedstock Kronos purchased in the last half of 2018 and first nine months of 2019 was higher as compared to the first half of 2018 and such higher cost feedstock was reflected in Kronos’ results of operations in 2019.   Consequently, Kronos’ cost of sales per metric ton of TiO2 sold in the first nine months of 2019 was higher than its per-metric ton cost in the first nine months of 2018 (excluding the effect of changes in currency exchange rates).  Kronos expects its cost of sales per metric ton of TiO2 sold in 2019 to be higher than its per-metric ton cost in 2018 primarily due to higher feedstock costs.

Kronos started 2019 with average TiO2 selling prices 3% lower than the beginning of 2018, and average selling prices at the end of the third quarter of 2019 were comparable to the end of 2018.  Average TiO2 selling prices declined by 4% in the first quarter of 2019, then improved by 2% in each of the second and third quarters of 2019.  Supplies of certain grades of TiO2 remain tight, while inventories of certain other grades are adequate. Considering all of the foregoing factors, including rising raw material costs, and anticipating seasonal demand fluctuations as we enter the fourth calendar quarter, we expect selling prices to remain stable during the remainder of 2019.

Overall, Kronos expects its sales in 2019 will be higher as compared to 2018, principally as a result of the favorable impact of higher expected sales volumes partially offset by the unfavorable impact of lower expected average selling prices (primarily during the first half of the year).  In addition, Kronos expects its income from operations in 2019 will be lower as compared to 2018, as the favorable impact of higher expected sales volumes would be more than offset by the unfavorable impact of lower expected average selling prices and higher raw material and other operating costs in 2019.

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

Net cash provided by operating activities was $17.4 million in the first nine months of 2019 compared to $22.3 million in the first nine months of 2018.  The $4.9 million net decrease in cash provided by operating activities includes the net effects of:

•	cash payment of $25.0 million for the first installment of the litigation settlement;
•

lower net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2019 of $17.9 million primarily due to the reclassification of $15.6 million from accrued insurance recovery receivable to noncurrent restricted cash;

•	higher cash received for insurance recoveries in 2019 of $4.6 million;
•	lower cash received for income tax refunds of $1.5 million;
•	higher dividends received from Kronos in 2019 of $1.0 million;
•	lower income from operations from CompX in 2019 of $.7 million; and
•	a $.5 million increase in interest received in 2019 (net of accrued interest at December 31, 2018 and September 30, 2019, respectively).

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended September 30,
	2018	2019
	(In millions)
Net cash provided by operating activities:
CompX	$12.8	$12.5
NL Parent and wholly-owned subsidiaries	11.1	7.2
Eliminations	(1.6)	(2.3)
Total	$22.3	$17.4

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding from December 31, 2018 to September 30, 2019 were comparable and in line with our expectations.  Our total average number of days in inventory increased from December 31, 2018 to September 30, 2019 due to increased inventory at Security Products primarily due to the timing of raw material purchases and an intentional raw material inventory build related to product lines in which certain components require long lead-times. For comparative purposes, we have provided December 31, 2017 and September 30, 2018 numbers below.

	December 31,	September 30,	December 31,	September 30,
	2017	2018	2018	2019
Days sales outstanding	38 days	40 days	40 days	41 days
Days in inventory	79 days	76 days	80 days	85 days

Investing activities

Our capital expenditures were $2.5 million in the first nine months of 2019 compared to $2.0 million in the first nine months of 2018. During the first nine months of 2019, Valhi borrowed a net $2.7 million under the promissory note ($28.1 million of gross borrowings and $25.4 million of gross repayments).  During the first nine months of 2018, Valhi repaid a net $5.2 million under the promissory note ($39.0 million of gross borrowings and $44.2 million of gross repayments).

Financing activities

Cash flows from financing activities in the first nine months of each of 2018 and 2019 consist of CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At September 30, 2019, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at September 30, 2019.  See Note 8 to our Condensed Consolidated Financial Statements.

Kronos’ North American and European revolvers and its senior secured notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at September 30, 2019.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At September 30, 2019, we had aggregate cash, cash equivalents and restricted cash of $137.6 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$50.2
NL Parent and wholly-owned subsidiaries	87.4
Total	$137.6

In addition, at September 30, 2019 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $27.3 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at September 30, 2019 with an aggregate market value of $435.7 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2020) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At September 30, 2019, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at September 30, 2019 totaled $.6 million.  CompX’s 2019 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2019, based on the number of shares of common stock of these affiliates we own as of September 30, 2019 and their current regular quarterly dividend rate, is presented in the table below.

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2019.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Amy Allbach Samford, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2019.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, our 2018 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Refined Metals Corporation v.  NL Industries, Inc.  In August 2019, the federal court of appeals affirmed both the trial court’s dismissal of all federal claims and its finding that the federal court lacked jurisdiction to rule on the state law claims.  In October 2019, Refined Metals informed us that they had filed a new complaint in Indiana state court asserting only state law claims.  NL will continue to deny liability and will vigorously defend against all claims in the new complaint.

Item 1A.	Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2018 Annual Report.  There have been no material changes to such risk factors during the nine months ended September 30, 2019.

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

NL INDUSTRIES, INC.
(Registrant)

Date: November 7, 2019	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Chief Financial Officer, Principal Financial Officer)
Date: November 7, 2019	/s/ Patty S. Brinda
Patty S. Brinda
(Vice President and Controller, Principal Accounting Officer)