Form 10-Q
period 2020-03-31
NL INDUSTRIES INC
filed 2020-05-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on May 1, 2020:  48,755,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2019	2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,730	$133,406
Restricted cash and cash equivalents	2,695	2,697
Accounts and other receivables, net	11,929	15,294
Inventories, net	18,348	18,962
Receivables from affiliates	581	438
Prepaid expenses and other	1,401	1,272

Total current assets	164,684	172,069

Other assets:
Restricted cash and cash equivalents	25,445	25,475
Note receivable from affiliate	28,100	25,500
Marketable securities	26,877	14,804
Investment in Kronos Worldwide, Inc.	248,355	238,067
Goodwill	27,156	27,156
Other assets, net	5,860	5,672

Total other assets	361,793	336,674

Property and equipment:
Land	4,940	4,940
Buildings	23,047	23,047
Equipment	67,718	68,443
Construction in progress	1,002	463
	96,707	96,893
Less accumulated depreciation	65,692	66,531

Net property and equipment	31,015	30,362

Total assets	$557,492	$539,105

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2019	2020
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,438	$3,300
Accrued litigation settlement	11,830	11,887
Accrued and other current liabilities	10,601	7,483
Accrued environmental remediation and related costs	3,065	3,357
Payables to affiliates	801	757
Income taxes	73	84

Total current liabilities	29,808	26,868

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	91,443	90,882
Long-term litigation settlement	60,081	60,367
Deferred income taxes	33,957	28,196
Accrued pension costs	8,230	7,894
Other	6,260	6,193

Total noncurrent liabilities	200,471	194,032

Equity:
NL stockholders' equity:
Common stock	6,094	6,094
Additional paid-in capital	299,102	298,865
Retained earnings	251,000	250,960
Accumulated other comprehensive loss	(251,690)	(260,845)

Total NL stockholders' equity	304,506	295,074

Noncontrolling interest in subsidiary	22,707	23,131

Total equity	327,213	318,205

Total liabilities and equity	$557,492	$539,105

Commitments and contingencies (Note 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Net sales	$31,176	$32,311
Cost of sales	21,552	21,880

Gross margin	9,624	10,431

Selling, general and administrative expense	5,334	5,411
Other operating income (expense):
Insurance recoveries	283	22
Corporate expense	(2,055)	(2,508)

Income from operations	2,518	2,534

Equity in earnings of Kronos Worldwide, Inc.	9,225	8,207

Other income (expense):
Interest and dividend income	1,519	1,131
Marketable equity securities	5,462	(12,073)
Other components of net periodic pension and OPEB cost	(428)	(208)
Interest expense	(9)	(352)

Income (loss) before income taxes	18,287	(761)

Income tax expense (benefit)	2,561	(3,263)

Net income	15,726	2,502
Noncontrolling interest in net income of subsidiary	522	592

Net income attributable to NL stockholders	$15,204	$1,910

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.31	$.04

Weighted average shares used in the calculation of net income per share	48,727	48,756

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Net income	$15,726	$2,502

Other comprehensive income (loss), net of tax:
Currency translation	(25)	(10,118)
Defined benefit pension plans	828	1,043
Other postretirement benefit plans	(70)	(80)

Total other comprehensive income (loss), net	733	(9,155)

Comprehensive income (loss)	16,459	(6,653)
Comprehensive income attributable to noncontrolling interest	522	592

Comprehensive income (loss) attributable to NL stockholders	$15,937	$(7,245)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended March 31, 2019 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
Balance at December 31, 2018	$6,090	$301,139	$225,156	$(248,270)	$19,443	$303,558

Net income	-	-	15,204	-	522	15,726
Other comprehensive income, net of tax	-	-	-	733	-	733
Dividends paid to noncontrolling interest	-	-	-	-	(117)	(117)

Balance at March 31, 2019	$6,090	$301,139	$240,360	$(247,537)	$19,848	$319,900

	Three months ended March 31, 2020 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2019	$6,094	$299,102	$251,000	$(251,690)	$22,707	$327,213

Net income	-	-	1,910	-	592	2,502
Other comprehensive loss, net of tax	-	-	-	(9,155)	-	(9,155)
Dividends paid - $.04 per share	-	-	(1,950)	-	-	(1,950)
Dividends paid to noncontrolling interest	-	-	-	-	(168)	(168)
Other, net	-	(237)	-	-	-	(237)

Balance at March 31, 2020	$6,094	$298,865	$250,960	$(260,845)	$23,131	$318,205

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$15,726	$2,502
Depreciation and amortization	901	950
Deferred income taxes	2,552	(3,278)
Equity in earnings of Kronos Worldwide, Inc.	(9,225)	(8,207)
Dividends received from Kronos Worldwide, Inc.	6,339	6,339
Marketable equity securities	(5,462)	12,073
Cash funding of benefit plans in excess of net benefit plan expense	9	244
Other, net	39	225
Change in assets and liabilities:
Accounts and other receivables, net	(3,244)	(3,364)
Inventories, net	(1,475)	(673)
Prepaid expenses and other	181	129
Accounts payable and accrued liabilities	(3,949)	(3,196)
Income taxes	9	15
Accounts with affiliates	559	99
Accrued environmental remediation and related costs	(1,194)	(269)
Other noncurrent assets and liabilities, net	(16)	(3)

Net cash provided by operating activities	1,750	3,586

Cash flows from investing activities:
Capital expenditures	(439)	(360)
Note receivable from affiliate:
Collections	11,400	18,228
Loans	(17,400)	(15,628)

Net cash provided by (used in) investing activities	(6,439)	2,240

Cash flows from financing activities:
Dividends paid	-	(1,950)
Distributions to noncontrolling interests in subsidiary	(117)	(168)

Net cash used in financing activities	(117)	(2,118)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(4,806)	3,708
Balance at beginning of period	120,989	157,870

Balance at end of period	$116,183	$161,578

Supplemental disclosures - cash paid (received) for:
Interest	$9	$8
Income taxes, net	(16)	(9)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2020, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. At March 31, 2020, a majority of Contran’s outstanding voting stock was held directly by Lisa K. Simmons and Serena Simmons Connelly and various family trusts established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which Ms. Simmons or Ms. Connelly, as applicable, served as trustee (collectively, the “Other Trusts”). In addition, each of Ms. Simmons and Ms. Connelly served as co-chair of the Contran board of directors.  The remainder of Contran’s outstanding voting stock was held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and Ms. Connelly and their children and for which a third-party financial institution serves as trustee.  Consequently, at March 31, 2020, Ms. Simmons, Ms. Connelly and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Following the death of Ms. Connelly on April 22, 2020, Ms. Simmons and the Family Trust continue to directly hold their shares of Contran voting stock.  Under the terms of the Contran Corporation Amended and Restated Stockholders Agreement dated September 9, 2019 (the “Contran Stockholders Agreement”), and with respect to the shares of Contran voting stock held directly by Ms. Connelly at the time of her death (the “Connelly Direct Shares”), the independent executor of the estate of Ms. Connelly (prior to the completion of the probate of such estate) and the legatee of the Connelly Direct Shares (following completion of the probate of such estate) is required to vote the Connelly Direct Shares in the same manner as Ms. Simmons.  Also under the terms of the Contran Stockholders Agreement, and with respect to the shares of Contran voting stock held by the Other Trusts for which Ms. Connelly previously served as trustee and for which her successor trustee is someone other than Ms. Simmons (the “Connelly Indirect Shares”), such successor trustee is also required to vote the Connelly Indirect Shares in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons with respect to the Connelly Direct Shares and the Connelly Indirect Shares last through April 22, 2030 and are personal to Ms. Simmons. Consequently, at April 22, 2020, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on March 11, 2020 (the 2019 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2020 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	March 31,
	2019	2020
	(In thousands)
Trade receivables - CompX	$11,940	$15,302
Other receivables	59	62
Allowance for doubtful accounts	(70)	(70)
Total	$11,929	$15,294

Note 3 – Inventories, net:

	December 31,	March 31,
	2019	2020
	(In thousands)
Raw materials	$2,941	$3,104
Work in process	11,771	12,237
Finished products	3,636	3,621
Total	$18,348	$18,962

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

	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In thousands)
December 31, 2019
Valhi common stock	1	$26,877	$24,347	$2,530

March 31, 2020
Valhi common stock	1	$14,804	$24,347	$(9,543)

At December 31, 2019 and March 31, 2020, we held approximately 14.4 million shares of common stock of our immediate parent company, Valhi, Inc.  At December 31, 2019 and March 31, 2020, the quoted per share market price of Valhi common stock was $1.87 and $1.03, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2019 and March 31, 2020, we owned approximately 35.2 million shares of Kronos common stock.  At March 31, 2020, the quoted market price of Kronos’ common stock was $8.44 per share, or an aggregate market value of $297.3 million.  At December 31, 2019, the quoted market price was $13.40 per share, or an aggregate market value of $471.9 million.

The change in the carrying value of our investment in Kronos during the first three months of 2020 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$248.4
Equity in earnings of Kronos	8.2
Dividends received from Kronos	(6.3)
Equity in Kronos' other comprehensive income:
Currency translation	(12.8)
Defined benefit pension plans	.9
Other	(.3)
Balance at the end of the period	$238.1

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2019	2020
	(In millions)
Current assets	$1,219.7	$1,163.4
Property and equipment, net	490.6	459.0
Investment in TiO2 joint venture	90.2	92.4
Other noncurrent assets	165.3	160.0
Total assets	$1,965.8	$1,874.8

Current liabilities	$270.6	$231.2
Long-term debt	444.0	436.3
Accrued pension costs	307.4	301.4
Other noncurrent liabilities	127.7	123.6
Stockholders' equity	816.1	782.3
Total liabilities and stockholders' equity	$1,965.8	$1,874.8

	Three months ended March 31,
	2019	2020
	(In millions)
Net sales	$436.5	$421.0
Cost of sales	327.2	332.9
Income from operations	49.0	43.5
Income tax expense	12.8	8.4
Net income	30.3	27.0

Note 6 – Other noncurrent assets, net:

	December 31,	March 31,
	2019	2020
	(In thousands)
Pension asset	$4,294	$4,106
Other	1,566	1,566
Total	$5,860	$5,672

Note 7 – Accrued and other current liabilities:

	December 31,	March 31,
	2019	2020
	(In thousands)
Employee benefits	$8,917	$5,138
Other	1,684	2,345
Total	$10,601	$7,483

Note 8 – Long-term debt:

During the first three months of 2020, our wholly owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At March 31, 2020, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility.  Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the three months ended March 31, 2020 was  6.31%. The interest rate was 5.13% at March 31, 2020.  We are in compliance with all covenants at March 31, 2020.

Note 9 – Other noncurrent liabilities:

	December 31,	March 31,
	2019	2020
	(In thousands)
Reserve for uncertain tax positions	$4,053	$4,053
OPEB	1,129	1,068
Insurance claims and expenses	665	686
Other	413	386
Total	$6,260	$6,193

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2019	2020
	(In thousands)
Net sales:
Security Products	$24,704	$25,469
Marine Components	6,472	6,842
Total	$31,176	$32,311

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2019	2020
	(In thousands)
Interest cost	$474	$355
Expected return on plan assets	(477)	(461)
Recognized actuarial losses	406	380
Total	$403	$274

We currently expect our 2020 contributions to our defined benefit pension plans to be approximately $2.0 million.

Note 12 – Income taxes:

	Three months ended
	March 31,
	2019	2020
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$3.8	$(.2)
Rate differences on equity in earnings of Kronos	(1.4)	(3.2)
U.S. state income taxes and other, net	.2	.1
Income tax expense (benefit)	$2.6	$(3.3)

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$2.6	$(3.3)
Additional paid-in capital	-	(.1)
Other comprehensive income (loss):
Currency translation	-	(2.7)
Pension plans	.2	.3
Total	$2.8	$(5.8)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $6.3 million in the first three months of 2019 and 2020.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos are primarily attributable to the net effects of Kronos’ earnings and the income tax benefit related to the nontaxable dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.  Our equity in earnings of Kronos in 2020 is expected to be lower than our equity in earnings of Kronos in 2019.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to net operating loss carryovers and carrybacks, modifications to the limitation of business interest for 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property.  We have evaluated the relevant provisions of the CARES Act and do not expect the NOL carryback provisions to result in a cash tax benefit to us because we do not have any prior year refundable income taxes and other provisions of the CARES Act will not have a material impact on our tax provision.

Income tax matters related to Kronos

Under the CARES Act, the modification to the business interest provisions increases the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increases Kronos’ allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 Kronos recognized a cash tax benefit of $.5 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense Kronos did not expect to fully utilize at December 31, 2019.  Pursuant to the business interest modification provisions, Kronos does not expect its deductible interest expense in 2020 to be limited and, accordingly, Kronos has considered such modifications in its estimate of the effective tax rate.  Kronos has determined other provisions of the CARES Act will not have a material impact on its provision for income taxes in 2020.

Note 13 – Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended
	March 31,
	2019	2020
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(172,434)	$(172,843)
Other comprehensive loss	(25)	(10,118)
Balance at end of period	$(172,459)	$(182,961)

Defined benefit pension plans:
Balance at beginning of period	$(75,286)	$(78,257)
Other comprehensive income - amortization of net losses included in net periodic pension cost	828	1,043
Balance at end of period	$(74,458)	$(77,214)

OPEB plans:
Balance at beginning of period	$(550)	$(590)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(70)	(80)
Balance at end of period	$(620)	$(670)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(248,270)	$(251,690)
Other comprehensive income (loss)	733	(9,155)
Balance at end of period	$(247,537)	$(260,845)

See Note 11 for amounts related to our defined benefit pension plans.

Note 14 – Commitments and contingencies:

General

We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our current and former businesses.  At least quarterly our management discusses and evaluates the status of any pending litigation or claim to which we are a party or which has been asserted against us. The factors considered in such evaluation include, among other things, the nature of such pending cases and claims, the status of such pending cases and claims, the advice of legal counsel and our experience in similar cases and claims (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so, if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote.

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). Our sixth installment will be made with funds already on deposit at the court that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us). For financial reporting purposes we used a discount rate of 1.9% per annum to discount the settlement to the estimated net present value.  We recognized additional litigation settlement expense during 2019 of $19.3 million (primarily in the second quarter).

New cases may continue to be filed against us.  We do not know if we will incur liability in the future with respect to any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  In the future, if new information regarding such matters becomes available to us (such as a final, non-

appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable.  The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates.  It is possible that actual costs will exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and it is possible costs will be incurred for sites where no estimates presently can be made.  Further, additional environmental and related matters may arise in the future.  If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2020 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$94,508
Additions charged to expense	20
Payments, net	(289)
Balance at the end of the period	$94,239

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$3,357
Noncurrent liability	90,882
Balance at the end of the period	$94,239

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At March 31, 2020, we had accrued approximately $94 million related to approximately 32 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $115 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At March 31, 2020, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2019 Annual Report.

Other litigation

In addition to the litigation described above, we and our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to present and former businesses.  In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for environmental matters.  We currently believe the disposition of all of these various other claims and disputes (including asbestos related claims), individually and in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2019		March 31, 2020
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In thousands)
Cash, cash equivalents and restricted cash	$157,870	$157,870	$161,578	$161,578
Noncontrolling interest in CompX common stock	22,707	24,627	23,131	25,657

The fair value of our noncontrolling interest in CompX stockholders’ equity is based upon its quoted market price at each balance sheet date, which represents a Level 1 input.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 16 – Recent accounting pronouncements:

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction.  The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a non-U.S. entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and

determining how to apply the income tax guidance to franchise taxes that are partially based on income.  We adopted this ASU as of January 1, 2020.  The adoption of this ASU in the first quarter of 2020 did not have a material effect on our Condensed Consolidated Financial Statements.

Note 17 – Subsequent event:

Following the  spread of the COVID-19 virus beyond China in late January 2020, various national, state and local governments began to implement a number of increasingly restrictive measures to contain the spread of the virus, including  travel restrictions, gathering limitations,  event cancellations, border closures and stay-at-home orders, resulting in sharp contractions of vast areas of the global economy beginning in March 2020. While measured efforts are underway to resume commercial activities in most global markets, the impacts of COVID-19, including the efforts to mitigate its spread, are expected to continue to challenge workers, businesses and governments for the foreseeable future.  Although the COVID-19 pandemic had limited impact on our operations during the first quarter of 2020, we believe U.S. and worldwide gross domestic product will be significantly impacted for an indeterminate period, including the demand for our products and those of our customers. Consequently, we expect to report lower sales and earnings than would otherwise have been expected for the remainder of 2020. The extent of the impact will depend on numerous factors, including future developments, and therefore is uncertain and cannot be predicted.

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
•

General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material costs or reduce demand or perceived demand for Kronos’ TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19)

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
•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies

•

Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19)

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

Results of operations

Net income overview

Quarter ended March 31, 2020 compared to the quarter ended March 31, 2019

Our net income attributable to NL stockholders was $1.9 million, or $.04 per share, in the first quarter of 2020 compared to net income attributable to NL stockholders of $15.2 million, or $.31 per share, in the first quarter of 2019.  As more fully described below, the decrease in our earnings per share from 2019 to 2020 is primarily due to the net effects of:

•	unfavorable relative changes in the value of marketable equity securities of $17.6 million;
•	equity in earnings of Kronos in 2020 of $8.2 million compared to $9.2 million in 2019;
•	higher income from operations attributable to CompX of $.7 million in 2020; and
•	environmental remediation and related costs of nil in 2020 compared to environmental remediation and related benefit of $.7 million in 2019.

Our 2020 net income per share attributable to NL stockholders includes income of $.01 per share related to Kronos’ first quarter recognition of an insurance settlement gain.

Income from operations

The following table shows the components of our income from operations.

	Three months ended March 31,		%
	2019	2020	Change
	(in millions)
CompX	$4.3	$5.0	17%
Insurance recoveries	.3	-	(92)
Corporate expense	(2.1)	(2.5)	22
Income from operations	$2.5	$2.5	-

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended March 31,		%
	2019	2020	Change
	(in millions)
Equity in earnings of Kronos	$9.2	$8.2	(11)%
Marketable equity securities	5.5	(12.1)	(321)
Other components of net periodic pension and OPEB cost	(.4)	(.2)	(51)
Interest and dividend income	1.5	1.1	(26)
Interest expense	-	(.3)	n.m.

CompX International Inc.

	Three months ended March 31,		%
	2019	2020	Change
	(in millions)
Net sales	$31.2	$32.3	4%
Cost of sales	21.6	21.9	2
Gross margin	9.6	10.4	8
Operating costs and expenses	5.3	5.4	1
Income from operations	$4.3	$5.0	17

Percentage of net sales:
Cost of sales	69%	68%
Gross margin	31	32
Operating costs and expenses	17	17
Income from operations	14	15

Net sales – Net sales increased $1.1 million in the first quarter of 2020 compared to the same period in 2019 primarily due to higher Security Products sales and to a lesser extent higher Marine Components sales. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales as a percentage of sales decreased 1.4% in the first quarter of 2020 compared to the same period in 2019 due to the favorable effects of customer and product mix, partially offset by increased medical costs for both Security Products and Marine Components.  As a result, gross margin as a percentage of sales increased over the same period. Gross margin dollars increased due to higher sales for both business segments.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment.  Operating costs and expenses for the first quarter of 2020 were comparable to the same period in 2019.

Income from operations – As a percentage of net sales, income from operations for the first quarter of 2020 increased compared to the same period of 2019 and was primarily impacted by the factors impacting cost of sales, gross margin and operating costs discussed above.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Three months ended
	March 31,		%
	2019	2020	Change
	(in millions)

Security Products:
Net sales	$24.7	$25.5	3%
Cost of sales	16.7	16.9	1
Gross margin	8.0	8.6	7
Operating costs and expenses	2.9	2.9	(2)
Operating income	$5.1	$5.7	13

Gross margin	32%	34%
Operating income margin	21	22

Security Products – Security Products net sales increased 3% in the first quarter of 2020 compared to the same period last year. The increase in sales is primarily due to higher sales to existing government security customers, partially offset by lower sales to transportation and distribution customers. Gross margin and operating income as a percentage of sales increased in 2020 compared to the same period in 2019 due to favorable customer and product mix on higher sales, partially offset by increased medical costs.

	Three months ended
	March 31,		%
	2019	2020	Change
	(in millions)

Marine Components:
Net sales	$6.5	$6.8	6%
Cost of sales	4.8	5.0	3
Gross margin	1.7	1.8	13
Operating costs and expenses	.8	.7	(5)
Operating income	$.9	$1.1	20

Gross margin	26%	27%
Operating income margin	14	16

Marine Components – Marine Components net sales increased 6% in the first quarter of 2020 compared to the same period last year primarily due to increased sales to the towboat and center console boat markets, partially offset by lower sales to distribution customers. Gross margin and operating income as a percentage of sales increased in the first quarter of 2020 compared to the same period last year due to a favorable customer and product mix on higher sales, partially offset by increased medical costs.

Outlook – We experienced minimal disruptions to our supply chain or customer base from COVID-19 during the first quarter of 2020. First quarter sales reflect continued strong demand for our products, including high-security applications for our existing government customers as well as our marine products. We have been identified as an essential business in the states where we operate, and we are considered critical in supplying components to many essential and mandatory markets. Beginning in late March 2020, we began receiving requests from certain customers of both our Security Products and Marine Components segments to delay or postpone shipments, in some cases because our customers’ production facilities have temporarily closed. We operate three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility we increased sanitizing, mandated social distancing and implemented other health and safety protocols.  In late April 2020, we temporarily closed our facility that is located outside of Chicago, Illinois, which has been considered a COVID-19 “hotspot,” due to an increase of COVID-19 cases in the community. During the closure we completed a deep clean and sanitization within the facility, and we successfully reopened the plant and resumed production after a one week pause. We believe the temporary closure of our Illinois facility will have minimal negative impact on our ability to manufacture and ship during the second quarter, in part due to the anticipated decline in demand during the same period.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have already resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions to gradually  permit the  resumption of limited commercial activities  following various regional shutdowns are currently in progress, but it is believed that the success and timing of these actions  will depend in part on  deployment of  effective tools to fight COVID-19, including increased testing, enhanced monitoring, data analysis and effective treatments, before  economic growth returns to pre-pandemic levels, particularly in service related sectors of the economy.  Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period.

Based on current conditions, we expect to report reduced revenue and operating income during the second quarter of 2020 compared to the first quarter of 2020, but the severity of the decline will depend on customer demand for our products, including the timing and extent to which our customers restart their operations, on our customers’ perception as to when consumer demand for their products will return and on any future disruptions in our operations or our suppliers’ operations, all of which are difficult to predict. Our operations teams meet daily to ensure we are maintaining a safe working environment for all of our employees, minimizing operational disruptions and managing inventory levels. It is possible we may temporarily close one or more of our facilities again for the health and safety of our employees before the COVID-19 crisis is over. CompX has significant cash balances of approximately $63.2 million at March 31, 2020, and we believe we are well positioned to navigate the uncertainty ahead.

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

Corporate expense – Corporate expenses were $2.5 million in the first quarter of 2020, $.4 million higher than in the first quarter of 2019 primarily due to higher environmental remediation and related costs partially offset by lower litigation fees and related costs in 2020.  Included in corporate expense in the first quarters of 2019 and 2020 are:

•	litigation fees and related costs of $.6 million in 2020 compared to $.8 million in 2019, and
•	environmental remediation and related costs of nil in 2020 compared to environmental remediation and related benefit of $.7 million in 2019.

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

Interest and dividend income – Interest and dividend income decreased $.4 million in the first quarter of 2020 compared to the prior year period primarily due to lower average outstanding balances under CompX’s revolving promissory note receivable from Valhi and lower average interest rates partially offset by higher cash and cash equivalents and restricted cash and cash equivalents balances available for investment.

Marketable equity securities – We recognized a loss of $12.1 million on the change in value of our marketable equity securities in the first quarter of 2020 compared to a gain of $5.5 million in the first quarter of 2019.

Income tax expense (benefit) – We recognized an income tax benefit of $3.3 million in the first quarter of 2020 compared to income tax expense of $2.6 million in the first quarter of 2019.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.

Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $6.3 million in the first three months of 2019 and 2020.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos was a 17.5% benefit in the first three months of 2020 and 6.3% expense in the first three months of 2019.  The decrease is primarily attributable to the net effects of Kronos’ lower earnings in the first three months of 2020 as compared to the first three months of 2019 and the impact of the income tax benefit related to the nontaxable dividends received from Kronos.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2020 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first three months of 2019 and 2020.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2019	2020	Change
	(in millions)
Net sales	$436.5	$421.0	(4)%
Cost of sales	327.2	332.9	2
Gross margin	$109.3	$88.1

Income from operations	$49.0	$43.5	(11)
Interest and dividend income	2.1	1.2
Insurance settlement gain	-	1.5
Marketable equity securities	.6	(1.5)
Other components of net periodic pension and OPEB cost	(3.8)	(4.7)
Interest expense	(4.8)	(4.6)
Income before income taxes	43.1	35.4
Income tax expense	12.8	8.4
Net income	$30.3	$27.0

Percentage of net sales:
Cost of sales	75%	79%
Income from operations	11	10

Equity in earnings of Kronos Worldwide, Inc.	$9.2	$8.2

TiO2 operating statistics:
Sales volumes*	143	136	(5)%
Production volumes*	134	132	(1)

Change in TiO2 net sales:
TiO2 sales volumes			(5)%
TiO2 product pricing			-
TiO2 product mix/other			3
Changes in currency exchange rates			(2)
Total			(4)%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

At the beginning of 2020, Kronos’ average TiO2 selling prices were 1% lower than at the beginning of 2019, and its average TiO2 selling prices at the end of the first quarter of 2020 were 2% lower than at the end of 2019.  Kronos experienced lower sales volumes in the North American, Latin American and export markets partially offset by higher sales volumes in the European market in the first three months of 2020 as compared to the same period of 2019.

Kronos operated its production facilities at overall average capacity utilization rates of 95% in the first quarter of 2020 compared to 97% in the first quarter of 2019.

Primarily due to a moderate rise in the cost of third-party feedstock Kronos procured in 2019, its cost of sales per metric ton of TiO2 sold in the first three months of 2020 was higher as compared to the first three months of 2019 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the first quarter of 2020 decreased 4%, or $15.5 million, compared to the first quarter of 2019 primarily due to a 5% decrease in sales volumes (which decreased net sales by approximately $22 million).  Kronos’ average TiO2 selling prices in the first quarter of 2020 were comparable to its average TiO2 selling prices in the first quarter of 2019.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 5% in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to lower sales volumes in the North American, Latin American and export markets partially offset by higher sales volumes in the European market.  In addition to the impact of lower sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $7 million in the first quarter of 2020 as compared to the first quarter of 2019.

Cost of sales and gross margin – Kronos’ cost of sales increased $5.7 million, or 2%, in the first quarter of 2020 compared to the first quarter of 2019 due to the net effect of higher raw materials and other production costs of approximately $23 million (including higher cost for third-party feedstock, energy and other raw materials), favorable effects from currency fluctuations (primarily the euro) and a 5% decrease in sales volumes.  Kronos’ cost of sales as a percentage of net sales increased to 79% in the third quarter of 2020 compared to 75% in the same period of 2019 primarily due to the unfavorable effects of higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 21% in the first quarter of 2020 compared to 25% in the first quarter of 2019.  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the effects of lower sales volumes and higher raw materials and other production costs.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense was approximately 13% of net sales in the first quarters of 2019 and 2020.

Income from operations – Kronos’ income from operations decreased by $5.5 million, or 11%, in the first quarter of 2020 compared to the first quarter of 2019.  Income from operations as a percentage of net sales decreased to 10% in the first quarter of 2020 from 11% in the same period of 2019.  This decrease was driven by the lower gross margin discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $11 million in the first quarter of 2020 as compared to the same period in 2019, as discussed below.

Other non-operating income (expense) – Kronos recognized a gain of $.6 million on the change in value of its marketable equity securities in the first quarter of 2019 and a loss of $1.5 million in the first quarter of 2020. Other components of net periodic pension and OPEB cost in the first quarter of 2020 increased $.9 million compared to the first quarter of 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  Kronos’ interest expense in the first quarter of 2020 was comparable to the first quarter of 2019 and Kronos currently expects its interest expense for all of 2020 to be comparable to 2019.

Income tax expense – Kronos recognized income tax expense of $8.4 million in the first quarter of 2020 compared to income tax expense of $12.8 million in the first quarter of 2019.  The difference is primarily due to lower earnings in 2020.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Kronos generally expects its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates Three months ended March 31, 2020 vs March 31, 2019

	Tramsactions gains recognized			Translation loss - impact of rate changes	Total currency impact 2020 vs 2019
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(7)	$(7)
Income from operations	1	12	11	-	11

The $7 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2020 as compared to 2019. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $11 million increase in income from operations from net currency transaction gains was caused primarily by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations and in Norwegian krone denominated receivables and payables held by our non-U.S. operations.

Outlook

To-date, the COVID-19 pandemic, including the measures employed to mitigate its spread, has had limited impact on Kronos’ operations and financial performance. Kronos’ manufacturing facilities have remained open, operating at near planned capacities, and the availability of raw materials has not been materially impacted. Kronos’ first quarter financial results, including sales and production volumes, have been within its expectations. At the end of the first quarter, Kronos had over $341 million in cash and cash equivalents, and over $200 million available for borrowing under its existing revolving credit facilities.

Kronos’ products are vital to the production of numerous critically needed end-user products, and therefore its facilities have been designated as essential businesses in each of the regions in which it operates. Kronos’ manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19. Some of Kronos’ manufacturing and distribution processes are labor-intensive, and it recognizes the elevated health risk that COVID-19 represents for its employees, contractors and partners. Kronos is using a variety of methods to protect the health and well-being of its workforce and its customers, including the implementation of social distancing, contact tracing, deep cleaning of facilities, work-from-home strategies and staggered shift deployment, among other health and safety protocols. To-

date, Kronos has had limited cases of COVID-19 among its workforce and all of its facilities have remained in operation.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have already resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions to gradually permit the resumption of limited commercial activities following various regional shutdowns are currently in progress, but it is believed that the success and timing of these actions will depend in part on deployment of effective tools to fight COVID-19, including increased testing, enhanced monitoring, data analysis and effective treatments, before  economic growth returns to pre-pandemic levels, particularly in service related sectors of the economy. Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, Kronos expects worldwide gross domestic product to be significantly impacted for an indeterminate period. While Kronos believes that demand for its products and the products of its customers will be negatively impacted in the coming months, many of Kronos’ products are used by its customers in end-products that to date remain in demand across the world economy. The breadth and depth of the negative impact COVID-19 will have on Kronos’ business remains unknown.

Given the impact of COVID-19 on the global economy, Kronos expects its sales and earnings will be lower than originally planned for 2020. The extent of the impact will depend on numerous factors, including future developments, and therefore is uncertain and cannot be predicted. If significant declines in global demand occur, we would expect a reduction in our sales volumes and potentially, average sales prices, which in turn would cause Kronos to reduce its production volumes, resulting in an increase to per unit costs of production. If this occurs, spending for raw materials and other production costs would be reduced, but not enough to offset the negative impacts of reduced sales. Depending on the length and severity of the impact of COVID-19 on the global economy, Kronos may decide to curtail production or temporarily close manufacturing facilities, or it may be required to temporarily close certain facilities if outbreaks escalate in a particular region. Kronos will continue to monitor current and anticipated near-term customer demand throughout the year and align its production and inventory levels accordingly.

Though it is not possible to predict the impact of the COVID-19 pandemic on future demand for Kronos’ products or those of its customers, Kronos believes that it has sufficient cash on-hand and available borrowing capacity under its revolving credit facilities to meet its obligations, and Kronos is prepared to implement multiple cash-saving strategies if necessary, including reduction of inventories, delays in capital expenditures and other cost saving initiatives.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $3.6 million in the first three months of 2020 compared to $1.7 million in the first three months of 2019.  The $1.9 million net increase in cash provided by operating activities includes the net effects of:

•	lower net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2020 of $1.3 million;
•	higher income from operations from CompX in 2020 of $.7 million;
•	a $.6 million decrease in interest received in 2020 due to the relative timing of payments;
•	lower cash received for insurance recoveries in 2020 of $.3 million; and
•	lower cash paid for environmental remediation and related costs in 2020 of $.2 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended March 31,
	2019	2020
	(In millions)
Net cash provided by operating activities:
CompX	$(2.0)	$(1.0)
NL Parent and wholly-owned subsidiaries	4.5	5.7
Eliminations	(.8)	(1.1)
Total	$1.7	$3.6

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2019 to March 31, 2020 primarily as a result of relative changes in the timing of collections. Our total average number of days in inventory at March 31, 2020 was comparable to December 31, 2019.  For comparative purposes, we have provided December 31, 2018 and March 31, 2019 numbers below.

	December 31,	March 31,	December 31,	March 31,
	2018	2019	2019	2020
Days sales outstanding	40 days	45 days	36 days	43 days
Days in inventory	80 days	78 days	81 days	79 days

Investing activities

Our capital expenditures were $.4 million in each of the first three months of 2020 and 2019. During the first three months of 2020, Valhi repaid a net $2.6 million under the promissory note ($15.6 million of gross borrowings and $18.2 million of gross repayments).  During the first three months of 2019, Valhi borrowed a net $6.0 million under the promissory note ($17.4 million of gross borrowings and $11.4 million of gross repayments).

Financing activities

On February 19, 2020 our board of directors declared a first quarter 2020 dividend of $.04 per share, aggregating $2.0 million, paid on March 17, 2020 to NL stockholders of record as of March 3, 2020.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first three months of each of 2019 and 2020 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At March 31, 2020, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at March 31, 2020.  See Note 8 to our Condensed Consolidated Financial Statements.

Kronos’ North American and European revolvers and its senior notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at March 31, 2020.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At March 31, 2020, we had aggregate cash, cash equivalents and restricted cash of $161.6 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$63.2
NL Parent and wholly-owned subsidiaries	98.4
Total	$161.6

In addition, at March 31, 2020 we owned 14.4 million shares of Valhi common stock with an aggregate market value of $14.8 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at March 31, 2020 with an aggregate market value of $297.3 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2021) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At March 31, 2020, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at March 31, 2020 totaled $.5 million.  CompX’s 2020 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2020, based on the number of shares of common stock of these affiliates we own as of March 31, 2020 and their current regular quarterly dividend rate, is presented in the table below.

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

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2019 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2019 Annual Report, or in Note 14 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings.  In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2019 Annual Report, and we refer you to Part I, Item 7A. –“Quantitative and Qualitative Disclosure about Market Risk” in our 2019 Annual Report.  See also Note 15 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Amy Allbach Samford, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2020.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements and our 2019 Annual Report.

Refined Metals Corporation v. NL Industries, Inc.  In March 2020, Refined Metals’ state law claims were dismissed with prejudice and the court entered a final judgment in favor of NL.

Item 1A.	Risk Factors

Reference is made to the 2019 Annual Report for a discussion of additional risk factors related to our businesses.

CompX - On March 11, 2020, the World Health Organization declared the coronavirus known as “COVID-19” a pandemic. CompX has approximately 550 employees and operates three facilities in the United States located in Illinois, Wisconsin and South Carolina. The facilities are geographically diverse, and certain areas of the U.S. are experiencing more significant viral outbreaks than other areas.  CompX is designated an essential business in the states where it operates and is therefore permitted to fully operate during the pandemic, but because the COVID-19 pandemic affected the health and safety of its employees, CompX temporarily closed its Illinois facility for one week beginning in late April. The rate of spread of COVID-19 in a geographic region can change rapidly, and it is possible CompX may have additional temporary closures at one or all of its facilities for the health and safety of its workforce if conditions warrant. In addition, the pandemic has caused the closure of some of its customers’ facilities, and it is possible that more customers will be similarly impacted. Furthermore, the economic effect of the pandemic has impacted the demand for CompX’s products. CompX is actively monitoring its suppliers, customers and facilities to rapidly respond to changing conditions. The extent of the impact of the coronavirus outbreak on CompX’s operational and financial performance will depend on future developments, including the severity, duration and spread of the outbreak and its overall impact to the industries and markets in which CompX operates, all of which are uncertain and cannot be predicted.

Kronos - Following the  spread of the COVID-19 virus beyond China in late January 2020, various national, state and local governments began to implement a number of increasingly restrictive measures to contain the spread of the virus, including  travel restrictions, gathering limitations,  event cancellations, border closures and stay-at-home orders, resulting in sharp contractions of vast areas of the global economy beginning in March 2020. While measured efforts are underway to resume commercial activities in most global markets, the impacts of COVID-19, including the efforts to mitigate its spread, are expected to continue to challenge workers, businesses and governments for the foreseeable future.  Although the COVID-19 pandemic had limited impact on Kronos’ operations during the first quarter of 2020, Kronos believes U.S. and worldwide gross domestic product will be significantly impacted for an indeterminate period, including the demand for its products and those of its customers. The extent of the impact of COVID-19 on Kronos will depend on numerous factors, including future developments, and therefore is uncertain and cannot be predicted.

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 6, 2020	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Chief Financial Officer, Principal Financial Officer)
Date: May 6, 2020	/s/ Patty S. Brinda
Patty S. Brinda
(Vice President and Controller, Principal Accounting Officer)