Form 10-Q
period 2020-06-30
NL INDUSTRIES INC
filed 2020-08-05
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on July 31, 2020:  48,788,984.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2019	2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,730	$134,301
Restricted cash and cash equivalents	2,695	2,718
Accounts and other receivables, net	11,929	11,756
Inventories, net	18,348	21,818
Receivables from affiliates	581	7
Prepaid expenses and other	1,401	1,044

Total current assets	164,684	171,644

Other assets:
Restricted cash and cash equivalents	25,445	25,462
Note receivable from affiliate	28,100	30,500
Marketable securities	26,877	12,552
Investment in Kronos Worldwide, Inc.	248,355	243,840
Goodwill	27,156	27,156
Other assets, net	5,860	5,386

Total other assets	361,793	344,896

Property and equipment:
Land	4,940	4,940
Buildings	23,047	23,054
Equipment	67,718	68,739
Construction in progress	1,002	557
	96,707	97,290
Less accumulated depreciation	65,692	67,364

Net property and equipment	31,015	29,926

Total assets	$557,492	$546,466

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2019	2020
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,438	$2,868
Accrued litigation settlement	11,830	11,943
Accrued and other current liabilities	10,601	7,544
Accrued environmental remediation and related costs	3,065	3,132
Payables to affiliates	801	757
Income taxes	73	103

Total current liabilities	29,808	26,347

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	91,443	90,701
Long-term litigation settlement	60,081	60,654
Deferred income taxes	33,957	28,092
Accrued pension costs	8,230	7,485
Other	6,260	6,158

Total noncurrent liabilities	200,471	193,590

Equity:
NL stockholders' equity:
Common stock	6,094	6,098
Additional paid-in capital	299,102	299,093
Retained earnings	251,000	253,597
Accumulated other comprehensive loss	(251,690)	(255,521)

Total NL stockholders' equity	304,506	303,267

Noncontrolling interest in subsidiary	22,707	23,262

Total equity	327,213	326,529

Total liabilities and equity	$557,492	$546,466

Commitments and contingencies (Note 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(unaudited)
Net sales	$33,730	$23,800	$64,907	$56,111
Cost of sales	22,791	16,434	44,344	38,314

Gross margin	10,939	7,366	20,563	17,797

Selling, general and administrative expense	5,317	4,997	10,650	10,408
Other operating income (expense):
Insurance recoveries	4,714	86	4,997	108
Litigation settlement expense, net	(19,571)	-	(19,571)	-
Corporate expense	(3,654)	(2,441)	(5,710)	(4,949)

Income (loss) from operations	(12,889)	14	(10,371)	2,548

Equity in earnings of Kronos Worldwide, Inc.	8,944	5,651	18,169	13,858

Other income (expense):
Interest and dividend income	2,123	501	3,642	1,632
Marketable equity securities	9,486	(2,252)	14,948	(14,325)
Other components of net periodic pension and OPEB cost	(428)	(208)	(856)	(416)
Interest expense	(9)	(350)	(18)	(702)

Income before income taxes	7,227	3,356	25,514	2,595

Income tax expense (benefit)	667	(1,516)	3,228	(4,779)

Net income	6,560	4,872	22,286	7,374
Noncontrolling interest in net income of subsidiary	682	283	1,204	875

Net income attributable to NL stockholders	$5,878	$4,589	$21,082	$6,499

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.12	$.09	$.43	$.13

Weighted average shares used in the calculation of net income per share	48,740	48,771	48,734	48,763

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(unaudited)
Net income	$6,560	$4,872	$22,286	$7,374

Other comprehensive income (loss), net of tax:
Currency translation	1,720	4,364	1,695	(5,754)
Defined benefit pension plans	817	1,031	1,645	2,074
Other postretirement benefit plans	(65)	(71)	(135)	(151)

Total other comprehensive income (loss), net	2,472	5,324	3,205	(3,831)

Comprehensive income	9,032	10,196	25,491	3,543
Comprehensive income attributable to noncontrolling interest	682	283	1,204	875

Comprehensive income attributable to NL stockholders	$8,350	$9,913	$24,287	$2,668

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended June 30, 2019 and 2020 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity
	(unaudited)
Balance at March 31, 2019	$6,090	$301,139	$240,360	$(247,537)	$19,848	$319,900
Net income	-	-	5,878	-	682	6,560
Other comprehensive income, net of tax	-	-	-	2,472	-	2,472
Issuance of NL common stock	4	96	-	-	-	100
Dividends paid to noncontrolling interest	-	-	-	-	(118)	(118)
Equity transactions with controlling interest, net and other	-	(1,831)	-	-	1,543	(288)

Balance at June 30, 2019	$6,094	$299,404	$246,238	$(245,065)	$21,955	$328,626

Balance at March 31, 2020	$6,094	$298,865	$250,960	$(260,845)	$23,131	$318,205
Net income	-	-	4,589	-	283	4,872
Other comprehensive income, net of tax	-	-	-	5,324	-	5,324
Issuance of NL common stock	4	96	-	-	-	100
Dividends paid - $.04 per share	-	-	(1,952)	-	-	(1,952)
Dividends paid to noncontrolling interest	-	-	-	-	(170)	(170)
Other, net	-	132	-	-	18	150

Balance at June 30, 2020	$6,098	$299,093	$253,597	$(255,521)	$23,262	$326,529

	Six months ended June 30, 2019 and 2020 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	income (loss)	subsidiary	equity

Balance at December 31, 2018	$6,090	$301,139	$225,156	$(248,270)	$19,443	$303,558
Net income	-	-	21,082	-	1,204	22,286
Other comprehensive income, net of tax	-	-	-	3,205	-	3,205
Issuance of NL common stock	4	96	-	-	-	100
Dividends paid to noncontrolling interest	-	-	-	-	(235)	(235)
Equity transactions with controlling interest, net and other	-	(1,831)	-	-	1,543	(288)

Balance at June 30, 2019	$6,094	$299,404	$246,238	$(245,065)	$21,955	$328,626

Balance at December 31, 2019	$6,094	$299,102	$251,000	$(251,690)	$22,707	$327,213
Net income	-	-	6,499	-	875	7,374
Other comprehensive loss, net of tax	-	-	-	(3,831)	-	(3,831)
Issuance of NL common stock	4	96				100
Dividends paid - $.08 per share	-	-	(3,902)	-	-	(3,902)
Dividends paid to noncontrolling interest	-	-	-	-	(338)	(338)
Other, net	-	(105)	-	-	18	(87)

Balance at June 30, 2020	$6,098	$299,093	$253,597	$(255,521)	$23,262	$326,529

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$22,286	$7,374
Depreciation and amortization	1,808	1,912
Deferred income taxes	3,215	(4,805)
Equity in earnings of Kronos Worldwide, Inc.	(18,169)	(13,858)
Dividends received from Kronos Worldwide, Inc.	12,678	12,678
Marketable equity securities	(14,948)	14,325
Benefit plan expense greater (less) than cash funding	(224)	202
Other, net	577	728
Change in assets and liabilities:
Accounts and other receivables, net	(3,319)	496
Inventories, net	(839)	(3,555)
Prepaid expenses and other	235	358
Accounts payable and accrued liabilities	(2,995)	(3,592)
Income taxes	3	27
Accounts with affiliates	784	530
Accrued environmental remediation and related costs	(1,410)	(675)
Other noncurrent assets and liabilities, net	19,530	(33)

Net cash provided by operating activities	19,212	12,112

Cash flows from investing activities:
Capital expenditures	(1,811)	(861)
Note receivable from affiliate:
Collections	22,100	20,628
Loans	(28,100)	(23,028)
Other, net	128	-

Net cash used in investing activities	(7,683)	(3,261)

Cash flows from financing activities:
Dividends paid	-	(3,902)
Distributions to noncontrolling interests in subsidiary	(235)	(338)

Net cash used in financing activities	(235)	(4,240)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	11,294	4,611
Balance at beginning of period	120,989	157,870

Balance at end of period	$132,283	$162,481

Supplemental disclosures - cash paid (received) for:
Interest	$18	$14
Income taxes, net	(232)	(9)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2020, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2020 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own approximately 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on March 11, 2020 (the 2019 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2020 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Our results of operations for the second quarter of 2020 were significantly impacted by the COVID-19 pandemic, specifically through reduced demand for many of CompX and Kronos’ products resulting from the rapid contraction of vast areas of the global economy. The extent of the COVID-19 impact on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy thereby reducing customer demand for certain of CompX and Kronos’ products, including the timing and extent to which CompX and Kronos’ customers’ operations continue to be impacted, their customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in their operations or their suppliers’ operations, all of which are difficult to predict.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	June 30,
	2019	2020
	(In thousands)
Trade receivables - CompX	$11,940	$11,410
Other receivables	59	416
Allowance for doubtful accounts	(70)	(70)
Total	$11,929	$11,756

Note 3 – Inventories, net:

	December 31,	June 30,
	2019	2020
	(In thousands)
Raw materials	$2,941	$3,361
Work in process	11,771	13,649
Finished products	3,636	4,808
Total	$18,348	$21,818

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

	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In thousands)
December 31, 2019
Valhi common stock	1	$26,877	$24,347	$2,530

June 30, 2020
Valhi common stock	1	$12,552	$24,347	$(11,795)

At December 31, 2019 and June 30, 2020, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc.  At December 31, 2019 and June 30, 2020, the quoted per share market price of Valhi common stock was $22.44 and $10.48, respectively.  Valhi implemented a reverse split of its common stock at a ratio of 1-for-12 effective on June 1, 2020.  We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to June 2020 to give effect to the reverse stock split.  The reverse stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2019 and June 30, 2020, we owned approximately 35.2 million shares of Kronos common stock.  At June 30, 2020, the quoted market price of Kronos’ common stock was $10.41 per share, or an aggregate market value of $366.6 million.  At December 31, 2019, the quoted market price was $13.40 per share, or an aggregate market value of $471.9 million.

The change in the carrying value of our investment in Kronos during the first six months of 2020 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$248.4
Equity in earnings of Kronos	13.9
Dividends received from Kronos	(12.7)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(7.3)
Defined benefit pension plans	1.8
Other	(.3)
Balance at the end of the period	$243.8

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2019	2020
	(In millions)
Current assets	$1,219.7	$1,171.0
Property and equipment, net	490.6	467.7
Investment in TiO2 joint venture	90.2	96.5
Other noncurrent assets	165.3	168.5
Total assets	$1,965.8	$1,903.7

Current liabilities	$270.6	$230.0
Long-term debt	444.0	445.0
Accrued pension costs	307.4	307.7
Other noncurrent liabilities	127.7	119.7
Stockholders' equity	816.1	801.3
Total liabilities and stockholders' equity	$1,965.8	$1,903.7

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Net sales	$484.5	$386.0	$921.0	$807.0
Cost of sales	375.0	290.2	702.2	623.1
Income from operations	46.5	33.0	95.5	76.5
Income tax expense	11.4	5.1	24.2	13.5
Net income	29.5	18.6	59.8	45.6

Note 6 – Other assets, net:

	December 31,	June 30,
	2019	2020
	(In thousands)
Pension asset	$4,294	4,130
Other	1,566	1,256
Total	$5,860	$5,386

Note 7 – Accrued and other current liabilities:

	December 31,	June 30,
	2019	2020
	(In thousands)
Employee benefits	$8,917	$6,193
Other	1,684	1,351
Total	$10,601	$7,544

Note 8 – Long-term debt:

During the first six months of 2020, our wholly owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At June 30, 2020, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility.  Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the six months ended June 30, 2020 was 5.72%. The interest rate was 5.13% at June 30, 2020.  We are in compliance with all covenants at June 30, 2020.

Note 9 – Other noncurrent liabilities:

	December 31,	June 30,
	2019	2020
	(In thousands)
Reserve for uncertain tax positions	$4,053	$4,053
OPEB	1,129	1,049
Insurance claims and expenses	665	611
Other	413	445
Total	$6,260	$6,158

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In thousands)
Net sales:
Security Products	$26,927	$18,573	$51,631	$44,042
Marine Components	6,803	5,227	13,276	12,069
Total	$33,730	$23,800	$64,907	$56,111

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In thousands)
Interest cost	$474	$355	$948	$710
Expected return on plan assets	(477)	(461)	(954)	(922)
Recognized actuarial losses	406	380	812	760
Total	$403	$274	$806	$548

We currently expect our 2020 contributions to our defined benefit pension plans to be approximately $2.0 million.

Note 12 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$1.6	$.7	$5.4	$.5
Rate differences on equity in earnings of Kronos	(1.1)	(2.2)	(2.5)	(5.4)
U.S. state income taxes and other, net	.1	-	.3	.1
Income tax expense (benefit)	$.6	$(1.5)	$3.2	$(4.8)

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$.6	$(1.5)	$3.2	$(4.8)
Additional paid-in capital	-	-	-	(.1)
Other comprehensive income (loss):
Currency translation	.5	1.2	.5	(1.5)
Pension plans	.2	.3	.4	.6
Total	$1.3	$-	$4.1	$(5.8)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $12.7 million in each of the first six months of 2019 and 2020.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos are primarily attributable to the net effects of Kronos’ earnings and the income tax benefit related to the nontaxable dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.  Our equity in earnings of Kronos in 2020 is expected to be lower than our equity in earnings of Kronos in 2019.

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

Income tax matters related to Kronos

Under the CARES Act, the modification to the business interest provisions increases the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increases Kronos’ allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 Kronos recognized a cash tax benefit of $.5 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense Kronos did not expect to fully utilize at December 31, 2019 and has considered such modifications in its estimate of the effective tax rate.  Kronos has determined other provisions of the CARES Act will not have a material impact on its provision for income taxes in 2020.

Note 13 – Accumulated other comprehensive loss:

Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(172,459)	$(182,961)	$(172,434)	$(172,843)
Other comprehensive income (loss)	1,720	4,364	1,695	(5,754)
Balance at end of period	$(170,739)	$(178,597)	$(170,739)	$(178,597)

Defined benefit pension plans:
Balance at beginning of period	$(74,458)	$(77,214)	$(75,286)	$(78,257)
Other comprehensive income - amortization of net losses included in net periodic pension cost	817	1,031	1,645	2,074
Balance at end of period	$(73,641)	$(76,183)	$(73,641)	$(76,183)

OPEB plans:
Balance at beginning of period	$(620)	$(670)	$(550)	$(590)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(65)	(71)	(135)	(151)
Balance at end of period	$(685)	$(741)	$(685)	$(741)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(247,537)	$(260,845)	$(248,270)	$(251,690)
Other comprehensive income (loss)	2,472	5,324	3,205	(3,831)
Balance at end of period	$(245,065)	$(255,521)	$(245,065)	$(255,521)

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

We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental and related costs.  The timing of payments depends upon a number of factors, including but not limited to the timing of the actual remediation process, which in turn depends on factors outside of our control.  At each balance sheet date, we estimate the amount of our accrued environmental and related costs which we expect to pay within the next twelve months, and we classify this estimate as a current liability.  We classify the remaining accrued environmental costs as a noncurrent liability.

Changes in the accrued environmental remediation and related costs during the first six months of 2020 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$94,508
Additions charged to expense	21
Payments, net	(696)
Balance at the end of the period	$93,833

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$3,132
Noncurrent liability	90,701
Balance at the end of the period	$93,833

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At June 30, 2020, we had accrued approximately $94 million related to approximately 32 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $115 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At June 30, 2020, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the

EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2019		June 30, 2020
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
(In thousands)
Cash, cash equivalents and restricted cash	$157,870	$157,870	$162,481	$162,481

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 2 and 7.

Note 16 – Recent accounting pronouncement:

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction.  The ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a non-U.S. entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income.  We adopted this ASU as of January 1, 2020.  The adoption of this ASU did not have a material effect on our Condensed Consolidated Financial Statements.

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

We account for our approximate 30% non-controlling interest in Kronos by the equity method.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (TiO2).  TiO2 is used for a variety of manufacturing applications including paints, plastics, paper and other industrial and specialty products.

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

Results of operations

Net income overview

Quarter ended June 30, 2020 compared to the quarter ended June 30, 2019

Our net income attributable to NL stockholders was $4.6 million, or $.09 per share, in the second quarter of 2020 compared to net income attributable to NL stockholders of $5.9 million, or $.12 per share, in the second quarter of 2019.  As more fully described below, the decrease in our earnings per share from 2019 to 2020 is primarily due to the net effects of:

•	a pre-tax litigation settlement expense in 2019 of $19.6 million compared to nil in 2020;
•	unfavorable relative changes in the value of marketable equity securities of $11.6 million;
•	equity in earnings of Kronos in 2020 of $5.7 million compared to $9.0 million in 2019;
•	higher insurance recoveries in 2019 of $4.6 million related primarily to a single insurance recovery settlement for certain past and future litigation defense costs; and
•	lower income from operations attributable to CompX of $3.2 million in 2020.

Our 2019 net income per share attributable to NL stockholders includes:

•	a loss of $.32 per share, net of income tax benefit, related to the litigation settlement expense; and
•	income of $.08 per share, net of income tax expense, related to insurance recoveries recognized.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

We had net income attributable to NL stockholders of $6.5 million, or $.13 per share, in the first six months of 2020 compared to net income attributable to NL stockholders of $21.1 million, or $.43 per share, in the first six months of 2019.  As more fully described below, the decrease in our earnings per share from 2019 to 2020 is primarily due to the net effects of:

•	a pre-tax litigation settlement expense in the second quarter of 2019 of $19.6 million compared to nil recognized in 2020;
•	equity in earnings of Kronos in 2020 of $13.9 million compared to $18.2 million in 2019;
•	unfavorable relative changes in the value of marketable equity securities of $29.2 million;
•	higher insurance recoveries in 2019 of $4.9 million related primarily to a single insurance recovery settlement for certain past and future litigation defense costs; and
•	lower income from operations attributable to CompX of $2.5 million in 2020.

Our 2019 net income per share attributable to NL stockholders includes:

•	a loss of $.32 per share, net of income tax benefit, related to the litigation settlement expense recognized in the second quarter; and
•	income of $.08 per share, net of income tax expense, related to insurance recoveries recognized, mainly in the second quarter.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2019	2020	Change	2019	2020	Change
	(In millions)			(In millions)
CompX	$5.6	$2.4	(58)%	$9.9	$7.4	(25)%
Insurance recoveries	4.7	.1	(98)	5.0	.1	(98)
Litigation settlement expense	(19.6)	-	n/m	(19.6)	-	n/m
Corporate expense	(3.6)	(2.5)	(33)	(5.7)	(5.0)	(13)
Income (loss) from operations	$(12.9)	$-	n/m	$(10.4)	$2.5	125

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income (loss) from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2019	2020	Change	2019	2020	Change
	(In millions)			(In millions)
Equity in earnings of Kronos	$9.0	$5.7	(37)%	$18.2	$13.9	(24)%
Marketable equity securities	9.4	(2.2)	(124)	14.9	(14.3)	(196)
Other components of net periodic pension and OPEB cost	(.4)	(.2)	(51)	(.8)	(.4)	(51)
Interest and dividend income	2.1	.5	(76)	3.6	1.6	(55)
Interest expense	-	(.4)	n/m	-	(.7)	n/m

CompX International Inc.

CompX experienced normal sales volumes and operations during the first quarter of 2020.  Beginning in late March 2020 as a result of the COVID-19 pandemic, CompX began receiving requests from certain customers of both its Security Products and Marine Components reporting units to postpone shipments, in some cases because customers’ production facilities were temporarily closed. CompX operates three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility CompX enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols. In late April, CompX closed its Chicago area location for one week due to COVID-19 activity in the area. The temporary closure of the Illinois facility had a minimal negative impact on CompX’s ability to manufacture and ship during the second quarter due to the decline in demand during the same period.

Second quarter 2020 net sales and operating income were significantly impacted by reduced demand for CompX’s products as a result of orders postponed at the request of original equipment manufacturing customers and distributors.

	Three months ended June 30,		%	Six months ended June 30,		%
	2019	2020	Change	2019	2020	Change
	(In millions)			(In millions)
Net sales	$33.7	$23.8	(29)%	$64.9	$56.1	(14)%
Cost of sales	22.7	16.4	(28)	44.3	38.3	(14)
Gross margin	11.0	7.4	(33)	20.6	17.8	(13)
Operating costs and expenses	5.4	5.0	(6)	10.7	10.4	(2)
Income from operations	$5.6	$2.4	(58)	$9.9	$7.4	(25)

Percentage of net sales:
Cost of sales	67%	69%		68%	68%
Gross margin	32	31		32	32
Operating costs and expenses	15	21		17	19
Income from operations	17	10		15	13

Net sales – Net sales decreased $9.9 million and $8.8 million in the second quarter and for the first six months of 2020, respectively, compared to the same periods in 2019. The significant decrease in sales is due to lower sales volumes at both of CompX’s reporting units in the second quarter of 2020 as many of its customers were temporarily closed or reduced production during the quarter due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales as a percentage of sales for the second quarter of 2020 was 1.5% higher than the same period in 2019.  As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is the result of the decline in both Security Products and Marine Components gross margin percentage for the second quarter. See reporting unit discussion below. Cost of sales and gross margin as a percentage of sales for the first six months of 2020 are comparable to the same period in 2019.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on plant, property and equipment. Operating costs and expenses for the second quarter and first six months of 2020 were lower than the same periods last year, particularly travel and advertising costs which declined by $.2 million for the second quarter compared to the same prior year period. Operating costs and expenses as a percentage of net sales increased in both periods due to the lower sales.  See reporting unit discussion below.

Income from operations – As a percentage of net sales, income from operations for the second quarter and first six months of 2020 decreased compared to the same periods of 2019 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs. See reporting unit discussion below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2019	2020	Change	2019	2020	Change
	(in millions)			(in millions)
Security Products:
Net sales	$26.9	$18.5	(31)%	$51.6	$44.0	(15)%
Cost of sales	18.0	12.6	(30)	34.7	29.5	(15)
Gross margin	8.9	5.9	(34)	16.9	14.5	(14)
Operating costs and expenses	2.9	2.5	(12)	5.8	5.4	(7)
Operating income	$6.0	$3.4	(44)	$11.1	$9.1	(18)

Gross margin	33%	32%		33%	33%
Operating income margin	23	18		22	21

Security Products – Security Products net sales in the second quarter of 2020 decreased 31% compared to the same period in 2019 due to reduced demand attributed to COVID-19 as discussed above. Relative to prior year, Security Products experienced $2.5 million lower sales to the government security market, $2.4 million in lower sales to the transportation market, and $1.4 million in lower sales to distribution customers during the quarter. Security Products net sales decreased 15% in the first six months of 2020 compared to the same period last year due to the lower second quarter 2020 sales. Gross margin as a percentage of net sales for the second quarter declined as compared to the same period last year due to less favorable customer and product mix and reduced fixed cost coverage from lower production and sales volumes. Gross margin as a percentage of net sales for the first six months of 2020 is comparable to the same period last year. Operating costs and expenses decreased in the second quarter and the first six months of 2020 compared to the same periods last year predominantly due to decreased second quarter expenses related to travel, certain employee benefits expenses, and cancelled or postponed advertising expenses which were $.3 million lower in aggregate for the second quarter of 2020 compared to the same period in 2019. Operating income as a percentage of net sales for the second quarter and first six months of 2020 decreased compared to the same periods of 2019 as a result of the factors impacting gross margin for the second quarter as well as reduced coverage of operating costs and expenses from lower sales for both comparative periods.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2019	2020	Change	2019	2020	Change
	(in millions)			(in millions)
Marine Components:
Net sales	$6.8	$5.3	(23)%	$13.3	$12.1	(9)%
Cost of sales	4.7	3.8	(22)	9.6	8.8	(9)
Gross margin	2.1	1.5	(27)	3.7	3.3	(9)
Operating costs and expenses	.8	.7	(8)	1.5	1.4	(1)
Operating income	$1.3	$.8	(38)	$2.2	$1.9	(14)

Gross margin	30%	28%		28%	28%
Operating income margin	19	15		16	16

Marine Components – Marine Components net sales in the second quarter of 2020 decreased 23% compared to the same period in 2019 due to COVID-19 related reduced demand as discussed above.  During the quarter, Marine Components experienced $.8 million lower sales to the towboat market, $.4 million in lower sales to the engine manufacturing market, and $.3 million in lower sales to the industrial market as compared to 2019. Marine

Components net sales decreased 9% in the first six months of 2020 compared to the same period last year due to the lower second quarter 2020 sales. As a percentage of net sales, gross margin and operating income decreased in the second quarter of 2020 compared to the same period in 2019 due to reduced overhead coverage from lower production and sales volumes. Gross margin percentage for the first six months of 2020 is comparable to the same period last year. Operating income as a percentage of net sales decreased in the first six months of 2020 compared to the same periods in the prior year due to reduced coverage of operating cost and expenses on lower sales.

Outlook – In the second quarter of 2020, the COVID-19 pandemic created multiple challenges, both in CompX’s operations and from the reduced demand for its products. Both global and domestic supply chains remain intact and CompX has experienced minimal supply chain disruptions. CompX continues to work closely with all of its customers and monitor their progress as they continue to adjust their operations. While some customers expect to recover quickly, others expect to take longer to recover, including transportation, office furniture and cabinetry manufacturers.

Considerable effort continues at all of CompX’s locations to manage current COVID-19 conditions including enhanced health and safety protocols and additional cleaning and disinfecting efforts. After the temporary closure in late April 2020 at CompX’s manufacturing facility outside of Chicago, Illinois, CompX has been able to operate the facility at normal operating rates. Throughout the course of the COVID-19 pandemic, CompX has focused its efforts on maintaining efficient operations, while closely managing its expenses and capital projects.  In this regard CompX is constantly evaluating its staffing levels and has recently reduced production staffing levels to adjust to anticipated levels of demand for the second half of 2020.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions have generally permitted the gradual resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 cases in certain regions. The success and timing of these mitigating actions will depend in part on deployment of effective tools to fight COVID-19, including increased testing, enhanced monitoring, data analysis, effective treatments and a safe vaccine, before economic growth is likely to return to pre-pandemic levels. Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, we expect U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period.

Based on current conditions, we expect to report reduced revenue and income from operations from CompX in 2020 compared to 2019. We believe the second quarter of 2020 will be the period most impacted by COVID-19 but the severity of the impact on the remainder of the year will depend on customer demand for CompX’s products, including the timing and extent to which customers’ operations continue to be impacted, on customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in CompX’s operations or suppliers’ operations, all of which are difficult to predict. CompX’s operations teams meet daily to ensure that they take appropriate actions to maintain a safe working environment for all of its employees, minimize operational disruptions and manage inventory levels. Inventory increased at both reporting units during the second quarter of 2020 to keep the workforce productive by focusing on high-demand products and components.  CompX expects inventory balances will decline over the remainder of the year as it aligns its production to current demand levels.  It is possible CompX may temporarily close one or more of its facilities again for the health and safety of its employees before the COVID-19 crisis is over. CompX has significant cash balances of approximately $62.5 million at June 30, 2020, and believes it is well positioned to navigate the uncertainty ahead.

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

Litigation settlement expense – We recognized a pre-tax $19.6 million litigation settlement expense in the second quarter of 2019 related to the lead pigment litigation in California.  See Note 14 to our Condensed Consolidated Financial Statements.

Corporate expense – Corporate expenses were $2.5 million in the second quarter of 2020, $1.1 million lower than in the second quarter of 2019 primarily due to lower litigation fees and related costs in 2020.  Included in corporate expense are litigation fees and related costs of $.5 million in the second quarter of 2020 compared to $1.0 million in the second quarter of 2019.

Corporate expenses were $5.0 million in the first six months of 2020, $.7 million lower than in the first six months of 2019 primarily due to lower litigation fees and related costs partially offset by higher environmental remediation and related costs.  Included in corporate expense in the first six months of 2019 and 2020 are:

•	litigation fees and related costs of $1.1 million in 2020 compared to $1.9 million in 2019, and
•	environmental remediation and related costs of nil in 2020 compared to a related benefit of $.7 million in 2019.

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

Overall, we currently expect that our net general corporate expenses in 2020 will be comparable to 2019.

Interest and dividend income – Interest and dividend income decreased $1.6 million in the second quarter and $2.0 million in the first six months of 2020 compared to the prior year periods primarily due to lower average outstanding balances under CompX’s revolving promissory note receivable from Valhi and lower average interest rates partially offset by higher cash and cash equivalents and restricted cash and cash equivalents balances available for investment.

Marketable equity securities – We recognized a loss of $2.2 million on the change in value of our marketable equity securities in the second quarter of 2020 compared to a gain of $9.4 million in the second quarter of 2019.  We recognized a loss of $14.3 million on the change in value of our marketable equity securities in the first six months of 2020 compared to a gain of $14.9 million in the first six months of 2019.

Income tax expense (benefit) – We recognized an income tax benefit of $1.5 million in the second quarter of 2020 compared to income tax expense of $.6 million in the second quarter of 2019 and an income tax benefit of $4.8 million in the first half of 2020 compared to an income tax expense of $3.2 million in the first half of 2019.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $12.7 million in the first six months of 2019 and 2020.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos was an 18.0% benefit in the first six months of 2020 and 7.1% expense in the first six months of 2019.  The decrease is primarily attributable to the net effects of Kronos’ lower earnings in the first six months of 2020 as compared to the first six months of 2019 and the impact of the income tax benefit related to the nontaxable dividends received from Kronos.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2020 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. At December 31, 2019, we had approximately $31.7 million of deferred tax assets primarily related to our litigation and environmental accruals.  At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets.

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first six months of 2019 and 2020.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2019	2020	Change	2019	2020	Change
	(In millions)			(In millions)
Net sales	$484.5	$386.0	(20)%	$921.0	$807.0	(12)%
Cost of sales	375.0	290.2	(23)%	702.2	623.1	(11)%
Gross margin	$109.5	$95.8		$218.8	$183.9

Income from operations	$46.5	$33.0	(29)%	$95.5	$76.5	(20)%
Interest and dividend income	1.7	.2		3.8	1.4
Insurance settlement gain	-	-		-	1.5
Marketable equity securities	1.2	(.2)		1.8	(1.7)
Other components of net periodic pension and OPEB cost	(3.8)	(4.7)		(7.6)	(9.4)
Interest expense	(4.7)	(4.6)		(9.5)	(9.2)
Income before income taxes	40.9	23.7		84.0	59.1
Income tax expense	11.4	5.1		24.2	13.5
Net income	$29.5	$18.6		$59.8	$45.6

Percentage of net sales:
Cost of sales	77%	75%		76%	77%
Income from operations	10%	9%		10%	9%

Equity in earnings of Kronos Worldwide, Inc.	$9.0	$5.7		$18.2	$13.9

TiO2 operating statistics:
Sales volumes*	158	124	(22)%	301	260	(14)%
Production volumes*	136	133	(2)%	270	265	(2)%

Change in TiO2 net sales:
TiO2 sales volumes			(22)%			(14)%
TiO2 product pricing			(1)			(1)
TiO2 product mix/other			4			4
Changes in currency exchange rates			(1)			(1)
Total			(20)%			(12)%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

At the beginning of 2020, Kronos’ average TiO2 selling prices were 1% lower than at the beginning of 2019 and 3% higher than at the end of the second quarter of 2020.  Kronos’ average TiO2 selling prices at the end of the second quarter of 2020 were comparable to its average TiO2 selling prices at the end of the first quarter of 2020.  Kronos experienced lower sales volumes in all major markets in the first six months of 2020 as compared to the same period of 2019 due primarily to demand contraction related to the COVID-19 pandemic, the primary impact of which was sustained in the second quarter.  See further discussion below under Outlook.

Kronos operated its production facilities at overall average capacity utilization rates of 95% for the year-to-date period ended June 30, 2020 compared to 97% for the comparable period of 2019.  Kronos has adjusted planned production levels as a result of softening demand and its market expectations for the near term as a result of the COVID-19 pandemic.  The table below lists Kronos’ comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2019	2020
First quarter	97%	95%
Second quarter	97%	96%

Primarily due to a moderate rise in the cost of third-party feedstock Kronos procured in 2019 and in the first six months of 2020, its cost of sales per metric ton of TiO2 sold in the first six months of 2020 was higher as compared to the first six months of 2019 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the second quarter of 2020 decreased 20%, or $98.5 million, compared to the second quarter of 2019 primarily due to a 22% decrease in sales volumes (which decreased net sales by approximately $107 million) and a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $5 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 22% in the second quarter of 2020 as compared to the second quarter of 2019 primarily due to lower demand resulting from the COVID-19 pandemic which impacted all major markets, particularly its European and export markets.  In addition to the impact of lower sales volumes and lower average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $4 million in the second quarter of 2020 as compared to the second quarter of 2019.

Kronos’ net sales in the first six months of 2020 decreased 12%, or $114.0 million, compared to the first six months of 2019 primarily due to a 14% decrease in sales volumes (which decreased net sales by approximately $129 million) and a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $9 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 14% in the first six months of 2020 as compared to the first six months of 2019 primarily due to lower sales volumes in all major markets, with a significant portion of the decrease occurring in the second quarter as discussed above.  In addition to the impact of lower sales volumes and lower average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $11 million in the first six months of 2020 as compared to the first six months of 2019.

Cost of sales and gross margin – Kronos’ cost of sales decreased $84.8 million, or 23%, in the second quarter of 2020 compared to the second quarter of 2019 due to the net effect of a 22% decrease in sales volumes and higher raw materials and other production costs of approximately $6 million (including higher cost for third-party feedstock and other raw materials).  Kronos’ cost of sales as a percentage of net sales decreased to 75% in the second quarter of 2020 compared to 77% in the same period of 2019 as favorable product mix and improved sales and production volumes from its ilmenite mine operations offset the effects of lower average TiO2 selling prices and higher raw materials and other production costs.

Gross margin as a percentage of net sales increased to 25% in the second quarter of 2020 compared to 23% in the second quarter of 2019. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales increased primarily due to the net effects of improved product mix and ilmenite mine operations offset by lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs.

Kronos’ cost of sales decreased $79.1 million, or 11%, in the first six months of 2020 compared to the first six months of 2019 due to the net effect of a 14% decrease in sales volumes, higher raw materials and other production costs of approximately $29 million (including higher cost for third-party feedstock and other raw materials) and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales increased to 77% in the first six months of 2020 compared to 76% in the same period of 2019 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 23% in the first six months of 2020 compared to 24% in the first six months of 2019.  As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the effects of lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense decreased $5.2 million, or 9%, in the second quarter of 2020 compared to the second quarter of 2019 primarily due to variable costs related to lower overall sales volumes.

Kronos’ selling, general and administrative expense decreased $9.4 million, or 8%, in the first six months of 2020 compared to the first six months of 2019 primarily due to variable costs related to lower overall sales volumes.

Income from operations – Kronos’ income from operations decreased by $13.5 million, or 29%, in the second quarter of 2020 compared to the second quarter of 2019.  Income from operations as a percentage of net sales decreased to 9% in the second quarter of 2020 from 10% in the same period of 2019.  This decrease was driven by higher selling, general and administrative expenses relative to net sales partially offset by the higher gross margin discussed above.  Kronos estimates that changes in currency exchange rates had a nominal effect on income from operations in the second quarter of 2020 as compared to the same period in 2019, as discussed in the Effects of Currency Exchange Rates section below.

Kronos’ income from operations decreased by $19.0 million, or 20%, in the first six months of 2020 compared to the first six months of 2019.  Income from operations as a percentage of net sales decreased to 9% in the first six months of 2020 from 10% in the same period of 2019.  This decrease was driven by the lower gross margin discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $11 million in the first six months of 2020 as compared to the same period in 2019.

Other non-operating income (expense) – Kronos recognized a gain of $1.2 million on the change in value of its marketable equity securities in the second quarter of 2019 and a loss of $.2 million in the second quarter of 2020. Other components of net periodic pension and OPEB cost in the second quarter of 2020 increased $.9 million compared to the second quarter of 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  Kronos’ interest expense in the second quarter of 2020 was comparable to the second quarter of 2019 and Kronos currently expects its interest expense for all of 2020 to be comparable to 2019.

Kronos recognized a gain of $1.8 million on the change in value of its marketable equity securities for the first six months of 2019 and a loss of $1.7 million for the first six months of 2020.  Other components of net periodic pension and OPEB cost in the first six months of 2020 increased $1.8 million compared to the first six months of 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  Kronos recognized an insurance settlement gain of $1.5 million related to a property damage claim recognized in the first six months of 2020.  Interest expense in the first six months of 2020 was comparable to the first six months of 2019.

Income tax expense – Kronos recognized income tax expense of $5.1 million in the second quarter of 2020 compared to income tax expense of $11.4 million in the second quarter of 2019.  Kronos recognized income tax expense of $13.5 million in the first six months of 2020 compared to income tax expense of $24.2 million in the first six months of 2019. The difference is primarily due to lower earnings in 2020.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Kronos generally expects its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates Three months ended June 30, 2020 vs June 30, 2019

	Transaction losses recognized			Translation gains (losses) - impact of rate changes	Total currency impact 2020 vs 2019
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(4)	$(4)
Income from operations	(1)	(6)	(5)	5	-

The $4 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The currency effect on income from operations was comprised of the following:

•

The $5 million decrease in income from operations from net currency transaction losses was caused primarily by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and

•

Approximately $5 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2020 as compared to 2019.

Impact of changes in currency exchange rates Six months ended June 30, 2020 vs June 30 2019

				Translation gains (losses)- impact of rate changes	Total currency impact 2020 vs 2019
	Transaction gains recognized
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(11)	$(11)
Income from operations	-	6	6	5	11

The $11 million decrease in net sales (translation loss) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $11 million increase in income from operations was comprised of the following:

•

Approximately $6 million from net currency transaction gains primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and

•

Approximately $5 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as its local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, partially offset by such translation, as it related to the U.S. dollar relative to the euro, which had a negative effect on income from operations in 2020 as compared to 2019, as the negative impact of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2020 as compared to 2019.

Outlook

The COVID-19 pandemic, including the measures employed to mitigate its spread, has primarily impacted Kronos’ operations through reduced demand for its products, resulting in lower sales and earnings than otherwise would have been expected, particularly during the second quarter of 2020.  Kronos’ manufacturing facilities have operated at near planned production rates throughout the pandemic and the availability of raw materials has not been adversely impacted.

Kronos’ manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19 and are in varying stages of outbreak and recovery. Kronos continues to employ a variety of methods to protect the health and well-being of its workforce and its customers, including the implementation of contact tracing, deep cleaning and disinfecting of facilities, work-from-home strategies and staggered shift deployment, among other health and safety protocols.  To-date, Kronos has had limited cases of COVID-19 among its workforce and all of its facilities have remained open and operational.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions have generally permitted the resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 in certain regions. As a result, Kronos expects U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period of time. While many of Kronos’ products are used by its customers in end-products that thus far have remained in demand across the world economy, Kronos believes overall demand for its products and its customers’ products will continue to be negatively impacted by reduced economic activity.

Given the impact of COVID-19 on the global economy, Kronos expects its sales volumes and resulting earnings for the remainder of 2020 will continue to be lower than prior periods. To-date Kronos has made modest adjustments to its production levels in response to near-term market expectations, but the full extent of the COVID-19 impact on Kronos’ operations will depend on numerous factors, including customer demand for its products, any future disruption in its operations or its suppliers’ operations and the timing and effectiveness of measures deployed to fight COVID-19, all of which are uncertain and cannot be predicted. Kronos will continue to monitor current and anticipated near-term customer demand throughout the year and align its production and inventory levels accordingly.

Though it is not possible to predict the impact of the COVID-19 pandemic on future demand for Kronos’ products or those of its customers, Kronos believes that it has sufficient liquidity (including cash on-hand of approximately $341 million and borrowing capacity under its revolving credit facilities of approximately $226 million at June 30, 2020) available to meet its obligations, and Kronos is prepared to implement multiple cash-saving strategies as necessary, including reduction of inventories, delays in certain capital expenditures and other cost saving initiatives.  Kronos believes it is well positioned to navigate the uncertainty ahead and Kronos commends its employees for their continuing efforts and support in these challenging times as they work together to foster their physical and economic health as well as that of the company.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $12.1 million in the first six months of 2020 compared to $19.2 million in the first six months of 2019.  Changes in working capital were not material.  The decrease in cash provided by operating activities includes the net effects of:

•	lower cash received for insurance recoveries of $5.0 million;
•	lower income from operations from CompX in 2020 of $2.5 million; and
•	a $.7 million decrease in interest received in 2020 due to the relative timing of interest received.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended June 30,
	2019	2020
	(In millions)
Net cash provided by operating activities:
CompX	$5.9	$4.9
NL Parent and wholly-owned subsidiaries	14.8	9.3
Eliminations	(1.5)	(2.1)
Total	$19.2	$12.1

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2019 to June 30, 2020 primarily as a result of relative changes in the timing of collections. Our total average number of days in inventory increased from December 31, 2019 to June 30, 2020 as a result of an intentional inventory build to keep trained and tenured employees productive.  For comparative purposes, we have provided December 31, 2018 and June 30, 2019 numbers below.

	December 31,	June 30,	December 31,	June 30,
	2018	2019	2019	2020
Days sales outstanding	40 days	40 days	36 days	43 days
Days in inventory	80 days	71 days	81 days	121 days

Investing activities

Our capital expenditures were $.9 million in the first six months of 2020 compared to $1.8 million in the first six months of 2019 and primarily related to CompX. CompX has limited expenditures to those required to meet its expected customer demand and those required to properly maintain its facilities and technology infrastructure as a result of the COVID-19 pandemic.  During the first six months of 2020, Valhi borrowed a net $2.4 million under the promissory note ($23.0 million of gross borrowings and $20.6 million of gross repayments).  During the first six months of 2019, Valhi borrowed a net $6.0 million under the promissory note ($28.1 million of gross borrowings and $22.1 million of gross repayments).

Financing activities

During the first six months of 2020, our board of directors approved and we paid quarterly dividends of $.04 per share to stockholders aggregating $3.9 million. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first six months of each of 2019 and 2020 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At June 30, 2020, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at June 30, 2020.  See Note 8 to our Condensed Consolidated Financial Statements.

Kronos’ North American and European revolvers and its senior notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at June 30, 2020.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At June 30, 2020, we had aggregate cash, cash equivalents and restricted cash of $162.5 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$62.5
NL Parent and wholly-owned subsidiaries	100.0
Total	$162.5

In addition, at June 30, 2020 we owned 1.2 million shares of Valhi common stock with an aggregate market value of $12.6 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at June 30, 2020 with an aggregate market value of $366.6 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2021) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At June 30, 2020, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at June 30, 2020 totaled $.4 million.  CompX’s 2020 capital investments are limited to those expenditures required to meet our expected customer demand and those required to properly maintain our facilities and technology infrastructure. It is possible CompX will curtail or eliminate planned capital projects based on market conditions.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In May 2020, Valhi implemented a reverse split of its common stock at a ratio of 1-for-12 and declared a regular quarterly dividend of $.08 per share post reverse stock split.  We have adjusted all share and per share disclosures related to our investment in Valhi stock for all periods prior to June 2020 to give effect to the reverse stock split.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2020, based on the number of shares of common stock of these affiliates we own as of June 30, 2020 and their current regular quarterly dividend rate, is presented in the table below.  Following Valhi’s May 2020 1-for-12 reverse stock split, Valhi decreased its regular quarterly dividend from $.24 per share to $.08 per share.  The amount shown in the table below for Valhi reflects aggregate dividends we expect to receive from Valhi during 2020 (including actual receipts in the first and second quarters).

	Shares held	Quarterly dividend rate	Annual expected dividend
	(In millions)		(In millions)
Kronos	35.2	$.18	$25.4
CompX	10.8	.10	4.3
Valhi	1.2	.08	.6
Total expected annual dividends			$30.3

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2020.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Amy Allbach Samford, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2020.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, our 2019 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Lewis v. Lead Industries Association.  In May 2020, the Illinois Supreme Court ruled that the parents of children whose lead testing costs had been fully paid by Medicare had not suffered an economic injury and were not within the certified class of plaintiffs.  The matter has been remanded to the lower court for further proceedings.

Item 1A.	Risk Factors

Reference is made to the 2019 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for a discussion of risk factors related to our businesses.

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

NL INDUSTRIES, INC.
(Registrant)

Date: August 5, 2020	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Chief Financial Officer, Principal Financial Officer)
Date: August 5, 2020	/s/ Patty S. Brinda
Patty S. Brinda
(Vice President and Controller, Principal Accounting Officer)