Form 10-Q
period 2020-09-30
NL INDUSTRIES INC
filed 2020-11-04
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on October 30, 2020:  48,788,984.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2019	2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,730	$128,792
Restricted cash and cash equivalents	2,695	2,718
Accounts and other receivables, net	11,929	12,699
Inventories, net	18,348	19,166
Receivables from affiliates	581	49
Prepaid expenses and other	1,401	1,330

Total current assets	164,684	164,754

Other assets:
Restricted cash and cash equivalents	25,445	25,463
Note receivable from affiliate	28,100	30,500
Marketable securities	26,877	15,762
Investment in Kronos Worldwide, Inc.	248,355	243,966
Goodwill	27,156	27,156
Other assets, net	5,860	5,634

Total other assets	361,793	348,481

Property and equipment:
Land	4,940	4,940
Buildings	23,047	23,057
Equipment	67,718	68,047
Construction in progress	1,002	763
	96,707	96,807
Less accumulated depreciation	65,692	67,445

Net property and equipment	31,015	29,362

Total assets	$557,492	$542,597

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
	2019	2020
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,438	$2,714
Accrued litigation settlement	11,830	11,774
Accrued and other current liabilities	10,601	9,085
Accrued environmental remediation and related costs	3,065	3,053
Payables to affiliates	801	757
Income taxes	73	19

Total current liabilities	29,808	27,402

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	91,443	90,517
Long-term litigation settlement	60,081	49,169
Deferred income taxes	33,957	33,446
Accrued pension costs	8,230	6,659
Other	6,260	2,940

Total noncurrent liabilities	200,471	183,231

Equity:
NL stockholders' equity:
Common stock	6,094	6,098
Additional paid-in capital	299,102	299,093
Retained earnings	251,000	255,518
Accumulated other comprehensive loss	(251,690)	(252,090)

Total NL stockholders' equity	304,506	308,619

Noncontrolling interest in subsidiary	22,707	23,345

Total equity	327,213	331,964

Total liabilities and equity	$557,492	$542,597

Commitments and contingencies (Note 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(unaudited)
Net sales	$29,703	$28,426	$94,610	$84,537
Cost of sales	20,227	21,098	64,571	59,412

Gross margin	9,476	7,328	30,039	25,125

Selling, general and administrative expense	5,210	5,246	15,860	15,654
Other operating income (expense):
Insurance recoveries	243	-	5,240	108
Other income, net	4,424	-	4,433	10
Litigation settlement expense, net	305	-	(19,266)	-
Corporate expense	(3,429)	(2,390)	(9,148)	(7,349)

Income (loss) from operations	5,809	(308)	(4,562)	2,240

Equity in earnings of Kronos Worldwide, Inc.	5,463	2,475	23,632	16,333

Other income (expense):
Interest and dividend income	1,571	470	5,213	2,102
Marketable equity securities	(15,379)	3,210	(431)	(11,115)
Other components of net periodic pension and OPEB cost	(434)	(208)	(1,290)	(624)
Interest expense	(314)	(352)	(332)	(1,054)

Income (loss) before income taxes	(3,284)	5,287	22,230	7,882

Income tax expense (benefit)	(2,286)	1,163	942	(3,616)

Net income (loss)	(998)	4,124	21,288	11,498
Noncontrolling interest in net income of subsidiary	540	252	1,744	1,127

Net income (loss) attributable to NL stockholders	$(1,538)	$3,872	$19,544	$10,371

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$(.03)	$.08	$.40	$.21

Weighted average shares used in the calculation of net income (loss) per share	48,756	48,789	48,741	48,772

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(unaudited)
Net income (loss)	$(998)	$4,124	$21,288	$11,498

Other comprehensive income (loss), net of tax:
Currency translation	(4,500)	2,426	(2,805)	(3,328)
Defined benefit pension plans	818	1,075	2,463	3,149
Other postretirement benefit plans	(65)	(70)	(200)	(221)

Total other comprehensive income (loss), net	(3,747)	3,431	(542)	(400)

Comprehensive income (loss)	(4,745)	7,555	20,746	11,098
Comprehensive income attributable to noncontrolling interest	540	252	1,744	1,127

Comprehensive income (loss) attributable to NL stockholders	$(5,285)	$7,303	$19,002	$9,971

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended September 30, 2019 and 2020 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
	(unaudited)
Balance at June 30, 2019	$6,094	$299,404	$246,238	$(245,065)	$21,955	$328,626
Net income (loss)	-	-	(1,538)	-	540	(998)
Other comprehensive loss, net of tax	-	-	-	(3,747)	-	(3,747)
Dividends paid to noncontrolling interest	-	-	-	-	(118)	(118)
Other, net	-	(302)	-	-	-	(302)

Balance at September 30, 2019	$6,094	$299,102	$244,700	$(248,812)	$22,377	$323,461

Balance at June 30, 2020	$6,098	$299,093	$253,597	$(255,521)	$23,262	$326,529
Net income	-	-	3,872	-	252	4,124
Other comprehensive income, net of tax	-	-	-	3,431	-	3,431
Dividends paid - $.04 per share	-	-	(1,951)	-	-	(1,951)
Dividends paid to noncontrolling interest	-	-	-	-	(169)	(169)

Balance at September 30, 2020	$6,098	$299,093	$255,518	$(252,090)	$23,345	$331,964

	Nine months ended September 30, 2019 and 2020 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2018	$6,090	$301,139	$225,156	$(248,270)	$19,443	$303,558
Net income	-	-	19,544	-	1,744	21,288
Other comprehensive loss, net of tax	-	-	-	(542)	-	(542)
Issuance of NL common stock	4	96	-	-	-	100
Dividends paid to noncontrolling interest	-	-	-	-	(353)	(353)
Equity transactions with noncontrolling interest, net and other	-	(2,133)	-	-	1,543	(590)

Balance at September 30, 2019	$6,094	$299,102	$244,700	$(248,812)	$22,377	$323,461

Balance at December 31, 2019	$6,094	$299,102	$251,000	$(251,690)	$22,707	$327,213
Net income	-	-	10,371	-	1,127	11,498
Other comprehensive loss, net of tax	-	-	-	(400)	-	(400)
Issuance of NL common stock	4	96	-	-	-	100
Dividends paid - $.12 per share	-	-	(5,853)	-	-	(5,853)
Dividends paid to noncontrolling interest	-	-	-	-	(507)	(507)
Other, net	-	(105)	-	-	18	(87)

Balance at September 30, 2020	$6,098	$299,093	$255,518	$(252,090)	$23,345	$331,964

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2019	2020
	(unaudited)
Cash flows from operating activities:
Net income	$21,288	$11,498
Depreciation and amortization	2,739	2,872
Deferred income taxes	913	(3,538)
Equity in earnings of Kronos Worldwide, Inc.	(23,632)	(16,333)
Dividends received from Kronos Worldwide, Inc.	19,017	19,017
Marketable equity securities	431	11,115
Benefit plan expense greater than cash funding	(1,658)	(472)
Noncash interest expense	305	1,031
Net gain from sale of excess property	(4,424)	-
Other, net	(94)	32
Change in assets and liabilities:
Accounts and other receivables, net	13,627	(422)
Inventories, net	(1,888)	(937)
Prepaid expenses and other	175	72
Accounts payable and accrued liabilities	(25,842)	(14,171)
Income taxes	20	(94)
Accounts with affiliates	144	487
Accrued environmental remediation and related costs	(3,235)	(938)
Other noncurrent assets and liabilities, net	19,516	(65)

Net cash provided by operating activities	17,402	9,154

Cash flows from investing activities:
Capital expenditures	(2,453)	(1,291)
Note receivable from affiliate:
Collections	25,400	22,828
Loans	(28,100)	(25,228)
Proceeds from sale of excess property	4,636	-
Other, net	121	-

Net cash used in investing activities	(396)	(3,691)

Cash flows from financing activities:
Dividends paid	-	(5,853)
Distributions to noncontrolling interests in subsidiary	(353)	(507)

Net cash used in financing activities	(353)	(6,360)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	16,653	(897)
Balance at beginning of period	120,989	157,870

Balance at end of period	$137,642	$156,973

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine months ended
	September 30,
	2019	2020
	(unaudited)
Supplemental disclosures - cash paid (received) for:
Interest	$27	$21
Income taxes, net	(227)	48

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At September 30, 2020, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2020 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own approximately 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on March 11, 2020 (the 2019 Annual Report).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2019 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2019) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended September 30, 2020 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2019 Consolidated Financial Statements contained in our 2019 Annual Report.

Our results of operations for the first nine months of 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, specifically through reduced demand for many of CompX and Kronos’ products resulting from the rapid contraction of vast areas of the global economy. The extent of the COVID-19 impact on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy thereby reducing customer demand for certain of CompX and Kronos’ products, including the timing and extent to which CompX and Kronos’ customers’ operations continue to be impacted, their customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in their operations or their suppliers’ operations, all of which are difficult to predict.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	September 30,
	2019	2020
	(In thousands)
Trade receivables - CompX	$11,940	$12,347
Other receivables	59	422
Allowance for doubtful accounts	(70)	(70)
Total	$11,929	$12,699

Note 3 – Inventories, net:

	December 31,	September 30,
	2019	2020
	(In thousands)
Raw materials	$2,941	$3,358
Work in process	11,771	12,155
Finished products	3,636	3,653
Total	$18,348	$19,166

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

	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In thousands)
December 31, 2019
Valhi common stock	1	$26,877	$24,347	$2,530

September 30, 2020
Valhi common stock	1	$15,762	$24,347	$(8,585)

At December 31, 2019 and September 30, 2020, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc.  At December 31, 2019 and September 30, 2020, the quoted per share market price of Valhi common stock was $22.44 and $13.16, respectively.  Valhi implemented a reverse split of its common stock at a ratio of 1-for-12 effective on June 1, 2020.  We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to June 2020 to give effect to the reverse stock split.  The reverse stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2019 and September 30, 2020, we owned approximately 35.2 million shares of Kronos common stock.  At September 30, 2020, the quoted market price of Kronos’ common stock was $12.86 per share, or an aggregate market value of $452.9 million.  At December 31, 2019, the quoted market price was $13.40 per share, or an aggregate market value of $471.9 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2020 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$248.4
Equity in earnings of Kronos	16.3
Dividends received from Kronos	(19.0)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(4.2)
Defined benefit pension plans	2.8
Other	(.3)
Balance at the end of the period	$244.0

Selected financial information of Kronos is summarized below:

	December 31,	September 30,
	2019	2020
	(In millions)
Current assets	$1,219.7	$1,188.7
Property and equipment, net	490.6	485.2
Investment in TiO2 joint venture	90.2	96.7
Other noncurrent assets	165.3	176.3
Total assets	$1,965.8	$1,946.9

Current liabilities	$270.6	$235.5
Long-term debt	444.0	465.9
Accrued pension costs	307.4	321.9
Other noncurrent liabilities	127.7	121.9
Stockholders' equity	816.1	801.7
Total liabilities and stockholders' equity	$1,965.8	$1,946.9

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In millions)
Net sales	$437.4	$416.9	$1,358.4	$1,223.9
Cost of sales	349.7	336.3	1,051.9	959.4
Income from operations	33.1	19.3	128.6	95.8
Income tax expense	6.3	1.8	30.5	15.3
Net income	17.9	8.1	77.7	53.7

Note 6 – Other assets, net:

	December 31,	September 30,
	2019	2020
	(In thousands)
Pension asset	$4,294	$4,369
Other	1,566	1,265
Total	$5,860	$5,634

Note 7 – Accrued and other current liabilities:

	December 31,	September 30,
	2019	2020
	(In thousands)
Employee benefits	$8,917	$7,600
Other	1,684	1,485
Total	$10,601	$9,085

Note 8 – Long-term debt:

During the first nine months of 2020, our wholly owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At September 30, 2020, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility.  Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the nine months ended September 30, 2020 was 5.52%. The interest rate was 5.13% at September 30, 2020.  We are in compliance with all covenants at September 30, 2020.

Note 9 – Other noncurrent liabilities:

	December 31,	September 30,
	2019	2020
	(In thousands)
OPEB	$1,129	$1,034
Reserve for uncertain tax positions	4,053	868
Insurance claims and expenses	665	632
Other	413	406
Total	$6,260	$2,940

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In thousands)
Net sales:
Security Products	$23,405	$21,209	$75,036	$65,251
Marine Components	6,298	7,217	19,574	19,286
Total	$29,703	$28,426	$94,610	$84,537

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In thousands)
Interest cost	$474	$355	$1,422	$1,065
Expected return on plan assets	(477)	(461)	(1,431)	(1,383)
Recognized actuarial losses	406	380	1,218	1,140
Total	$403	$274	$1,209	$822

We currently expect our 2020 contributions to our defined benefit pension plans to be approximately $2 million.

Note 12 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(.7)	$1.2	$4.7	$1.7
Rate differences on equity in earnings of Kronos	(1.5)	.1	(4.0)	(5.3)
U.S. state income taxes and other, net	(.1)	(.1)	.2	-
Income tax expense (benefit)	$(2.3)	$1.2	$.9	$(3.6)

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(2.3)	$1.2	$.9	$(3.6)
Additional paid-in capital	(.2)	-	(.2)	(.1)
Other comprehensive income (loss):
Currency translation	(1.2)	.6	(.7)	(.9)
Pension plans	.3	.2	.7	.8
OPEB plans	(.1)	-	(.1)	-
Total	$(3.5)	$2.0	$.6	$(3.8)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $19.0 million in each of the first nine months of 2019 and 2020.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos are primarily attributable to the net effects of Kronos’ earnings and the income tax benefit related to the nontaxable dividends we receive from Kronos, as it relates to the amount of deferred income taxes we recognize on our undistributed equity in earnings of Kronos.  Our equity in earnings of Kronos in 2020 is expected to be lower than our equity in earnings of Kronos in 2019.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(170,739)	$(178,597)	$(172,434)	$(172,843)
Other comprehensive income (loss)	(4,500)	2,426	(2,805)	(3,328)
Balance at end of period	$(175,239)	$(176,171)	$(175,239)	$(176,171)

Defined benefit pension plans:
Balance at beginning of period	$(73,641)	$(76,183)	$(75,286)	$(78,257)
Other comprehensive income - amortization of net losses included in net periodic pension cost	818	1,075	2,463	3,149
Balance at end of period	$(72,823)	$(75,108)	$(72,823)	$(75,108)

OPEB plans:
Balance at beginning of period	$(685)	$(741)	$(550)	$(590)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(65)	(70)	(200)	(221)
Balance at end of period	$(750)	$(811)	$(750)	$(811)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(245,065)	$(255,521)	$(248,270)	$(251,690)
Other comprehensive income (loss)	(3,747)	3,431	(542)	(400)
Balance at end of period	$(248,812)	$(252,090)	$(248,812)	$(252,090)

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). Our sixth installment will be made with funds already on deposit at the court that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us). We made the initial payment of $25.0 million in September 2019 and the annual installment payment of $12.0 million in September 2020 under the terms of the global settlement agreement.  For financial reporting purposes we used a discount rate of 1.9% per annum to discount the settlement to the estimated net present value.  We recognized additional litigation settlement expense during 2019 of $19.3 million (primarily in the second quarter).

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2020 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$94,508
Additions charged to expense	56
Payments, net	(994)
Balance at the end of the period	$93,570

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$3,053
Noncurrent liability	90,517
Balance at the end of the period	$93,570

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At September 30, 2020, we had accrued approximately $94 million related to approximately 32 sites associated with remediation and related matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $114 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe that it is not reasonably possible to estimate the range of costs for certain sites.  At September 30, 2020, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2019		September 30, 2020
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
(In thousands)

Cash, cash equivalents and restricted cash	$157,870	$157,870	$156,973	$156,973

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

Results of operations

Net income overview

Quarter ended September 30, 2020 compared to the quarter ended September 30, 2019

Our net income attributable to NL stockholders was $3.9 million, or $.08 per share, in the third quarter of 2020 compared to a net loss attributable to NL stockholders of $1.6 million, or $.03 per share, in the third quarter of 2019.  As more fully described below, the increase in our earnings per share from 2019 to 2020 is primarily due to the net effects of:

•	favorable relative changes in the value of marketable equity securities of $18.5 million;
•	equity in earnings of Kronos in 2020 of $2.4 million compared to $5.4 million in 2019;
•	a gain of $4.4 million in 2019 related to a sale of excess property; and
•	lower income from operations attributable to CompX of $2.2 million in 2020.

Our 2019 net loss per share attributable to NL stockholders includes income of $.07 per share, net of income tax expense, related to a gain from a sale of excess property.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

We had net income attributable to NL stockholders of $10.4 million, or $.21 per share, in the first nine months of 2020 compared to net income attributable to NL stockholders of $19.5 million, or $.40 per share, in the first nine months of 2019.  As more fully described below, the decrease in our earnings per share from 2019 to 2020 is primarily due to the net effects of:

•	a pre-tax litigation settlement expense in 2019 of $19.3 million (mostly recognized in the second quarter) compared to nil recognized in 2020;
•	equity in earnings of Kronos in 2020 of $16.3 million compared to $23.6 million in 2019;
•	unfavorable relative changes in the value of marketable equity securities of $10.7 million;
•	higher insurance recoveries in 2019 of $5.1 million related primarily to a single insurance recovery settlement for certain past and future litigation defense costs;
•	a gain of $4.4 million in 2019 related to a sale of excess property;
•	lower income from operations attributable to CompX of $4.7 million in 2020; and
•	lower litigation fees and related costs of $1.9 million in 2020.

Our 2019 net income per share attributable to NL stockholders includes:

•	a loss of $.31 per share, net of income tax benefit, related to the litigation settlement expense recognized mainly in the second quarter;
•	income of $.08 per share, net of income tax expense, related to insurance recoveries recognized mainly in the second quarter; and
•	income of $.07 per share, net of income tax expense, related to a gain from a sale of excess property recognized in the third quarter.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2019	2020	Change	2019	2020	Change
	(In millions)			(In millions)
CompX	$4.3	$2.1	(51)%	$14.2	$9.5	(33)%
Insurance recoveries	.2	-	n/m	5.2	.1	(98)
Other income, net	4.4	-	n/m	4.4	-	n/m
Litigation settlement expense, net	.3	-	n/m	(19.3)	-	n/m
Corporate expense	(3.4)	(2.4)	(30)	(9.1)	(7.4)	(20)
Income (loss) from operations	$5.8	$(.3)	(105)	$(4.6)	$2.2	149

n/m Not meaningful.

Amounts attributable to CompX relate primarily to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income (loss) from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2019	2020	Change	2019	2020	Change
	(In millions)			(In millions)
Equity in earnings of Kronos	$5.4	$2.4	(55)%	$23.6	$16.3	(31)%
Marketable equity securities unrealized (loss) gain	(15.3)	3.2	(121)	(.4)	(11.1)	2,479
Other components of net periodic pension and OPEB cost	(.5)	(.2)	(52)	(1.3)	(.6)	(52)
Interest and dividend income	1.6	.5	(70)	5.2	2.1	(60)
Interest expense	(.3)	(.3)	12	(.3)	(1.0)	217

CompX International Inc.

CompX experienced normal sales volumes and operations during the first quarter of 2020.  Beginning in late March 2020 as a result of the COVID-19 pandemic, CompX began receiving requests from certain customers of both its Security Products and Marine Components reporting units to postpone shipments, in some cases because customers’ production facilities were temporarily closed. CompX operates three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility CompX enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols. For CompX sales, the second quarter of 2020 was the quarter most impacted by COVID-19 related order cancellations and delays. In the third quarter, CompX experienced significant recovery in sales, particularly in its Marine Components reporting unit, though not to the level expected prior to the pandemic.  CompX income from operations has not recovered to the extent its sales have recovered due to a decline in gross margins discussed below.

CompX reported operating income of $2.1 million in the third quarter of 2020 compared to $4.3 million in the same period of 2019. Operating income for the first nine months of 2020 was $9.5 million compared to $14.2 million for the comparable period in 2019.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2019	2020	Change	2019	2020	Change
	(In millions)			(In millions)
Net sales	$29.7	$28.4	(4)%	$94.6	$84.5	(11)%
Cost of sales	20.2	21.1	4	64.6	59.4	(8)
Gross margin	9.5	7.3	(23)	30.0	25.1	(16)
Operating costs and expenses	5.2	5.2	1	15.8	15.6	(1)
Income from operations	$4.3	$2.1	(51)	$14.2	$9.5	(33)

Percentage of net sales:
Cost of sales	68%	74%		68%	70%
Gross margin	32	26		32	30
Operating costs and expenses	18	19		17	19
Income from operations	14	7		15	11

Net sales – Net sales decreased $1.3 million in the third quarter of 2020 compared to the same period in 2019 as higher Marine Component sales to the towboat market were more than offset by lower Security Products sales across a variety of markets.  Net sales decreased $10.1 million in the first nine months of 2020 compared to the same period in 2019 primarily due to lower Security Products sales particularly in the second quarter of 2020 as many of its customers were temporarily closed or reduced production due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales as a percentage of sales for the third quarter and for the first nine months of 2020 was approximately 6% and 2% higher than the same periods in 2019, respectively. As a result, gross margin as a percentage of sales decreased over the same periods. Gross margin percentages decreased in the third quarter and first nine months of 2020 compared to the same periods in 2019 primarily due to the decline in the Security Products gross margin percentage and to a lesser extent the Marine Components gross margin percentage. See reporting unit discussion below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on property and equipment. Operating costs and expenses for the third quarter and first nine months of 2020 were comparable to the same periods last year. Operating costs and expenses as a percentage of net sales increased in both periods of 2020 due to the lower sales.

Income from operations – As a percentage of net sales, income from operations for the third quarter and first nine months of 2020 decreased compared to the same periods of 2019 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs. See reporting unit discussion below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2019	2020	Change	2019	2020	Change
	(In millions)			(In millions)
Security Products:
Net sales	$23.4	$21.2	(9)%	$75.0	$65.2	(13)
Cost of sales	15.7	15.7	-	50.4	45.3	(10)
Gross margin	7.7	5.5	(28)	24.6	19.9	(19)
Operating costs and expenses	2.8	2.7	(4)	8.6	8.0	(6)
Operating income	$4.9	$2.8	(43)	$16.0	$11.9	(26)

Gross margin	33%	26%		33%	31%
Operating income margin	21%	13%		21%	18%

Security Products – Security Products net sales in the third quarter of 2020 decreased 9% compared to the same period in 2019. Certain market segments have been slower to recover from reduced demand related to COVID-19, including transportation which had $1.3 million lower sales than the same period in 2019, distribution customers which were $.7 million lower than the same period in 2019, and office furniture which was $.6 million lower than the same period in 2019. These declines were partially offset by $.7 million higher sales to the government security market. Similarly, Security Products net sales decreased 13% in the first nine months of 2020 compared to the same period last year primarily due to $4.4 million in lower sales to the transportation market, $2.5 million in lower sales to distribution customers, and $1.2 million in lower sales to the office furniture market primarily as a result of the negative impact of COVID-19 on second quarter 2020 sales and the slower recovery of these markets in the third quarter as noted above.

Gross margin as a percentage of net sales for the third quarter was lower than the same period last year as higher cost inventory produced during the second quarter was sold in the third quarter.  Security Products inventory produced during the second quarter of 2020 had a higher carrying value compared to prior periods due to higher fixed cost per unit of production as a result of lower production volumes during the second quarter of 2020. This negatively impacted its cost of sales during the third quarter of 2020 compared to the same period in the prior year as this higher cost inventory was sold. Gross margin for the first nine months of 2020 decreased compared to the same period in the prior year primarily due to the decline in gross margin in the third quarter of 2020 noted above. Additionally, gross margin was unfavorably impacted by increased medical costs of $.5 million for the third quarter and $.9 million for the first nine months of 2020 compared to the same periods in prior year. Operating costs and expenses in the third quarter of 2020 were comparable to the same period in the prior year. Operating costs decreased in the first nine months of 2020 compared to the same period last year predominantly due to decreased expenses related to travel and cancelled or postponed advertising expenses which were $.4 million lower in aggregate. Operating income as a percentage of net sales for the third quarter and first nine months of 2020 decreased compared to the same periods of 2019 as a result of the factors impacting gross margin as well as reduced coverage of operating costs and expenses from lower sales for both comparative periods.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2019	2020	Change	2019	2020	Change
	(In millions)			(In millions)
Marine Components:
Net sales	$6.3	$7.2	15%	$19.6	$19.3	(1)%
Cost of sales	4.5	5.4	20	14.2	14.1	-
Gross margin	1.8	1.8	1	5.4	5.2	(5)
Operating costs and expenses	.8	.7	(8)	2.2	2.2	(4)
Operating income	$1.0	$1.1	8	$3.2	$3.0	(7)

Gross margin	29%	25%		28%	27%
Operating income margin	17%	16%		17%	16%

Marine Components – Marine Components net sales in the third quarter of 2020 increased 15% compared to the same period in 2019 primarily due to increased sales of $1.2 million to the towboat market. Marine Components net sales decreased 1% in the first nine months of 2020 compared to the same period in the prior year as increases in first and third quarter sales primarily to the towboat and center console boat markets were more than offset by lower sales in the second quarter 2020, the quarter most impacted by COVID-19. As a percentage of net sales, gross margin decreased in the third quarter of 2020 compared to the same period in 2019. Similar to Security Products, inventory sold in the third quarter of 2020 was primarily produced in the second quarter of 2020 and had a higher carrying value compared to prior periods due to higher fixed cost per unit of production as a result of lower production volumes during the second quarter of 2020. The gross margin percentage decreased in the first nine months of 2020 compared to the same period last year primarily due to the decline in gross margin in the third quarter of 2020 noted above. Operating income as a percentage of net sales for the third quarter and first nine months of 2020 decreased compared to the same periods of 2019 as a result of the factors impacting gross margin slightly offset by lower operating costs and expenses.

Outlook – In the third quarter of 2020, CompX sales began to recover from the historically low levels it experienced during the second quarter, although the COVID-19 pandemic continues to impact CompX’s operations and demand for its products. In the third quarter, CompX’s manufacturing operations returned to more normal production rates as demand from its customers began to return, although for the most part, below pre-pandemic levels.  CompX’s global and domestic supply chains remain intact, and it has experienced minimal supply chain disruptions. The markets CompX sells to have recovered to varying degrees, and CompX continues to work closely with all of its customers and monitor their progress as they continue to adjust their operations. Marine sales have outpaced prior year performance in the third quarter while the transportation, distribution and office furniture markets CompX’s Securities Products reporting unit serves have been slow to recover.  CompX expects these trends to continue for the remainder of the year.

Considerable effort continues at all of CompX’s locations to manage current COVID-19 conditions including enhanced health and safety protocols and additional cleaning and disinfecting efforts. Throughout the course of the COVID-19 pandemic, CompX has focused its efforts on maintaining efficient operations while closely managing its expenses and capital projects. In this regard, CompX is constantly evaluating its staffing levels and CompX believes its current staffing levels are aligned with its sales and production forecasts for the remainder of the year.

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

Based on current conditions, CompX expects to report reduced revenue and income from operations in 2020 compared to 2019. CompX believes the second quarter of 2020 will be the period most impacted by reduced demand for its products due to COVID-19 as compared to 2019; however, due to the negative impact of higher fixed costs per unit of production in the third quarter as the result of lower production volumes in the second and third quarters of 2020 as discussed above, CompX expects income from operations for the remainder of 2020 to continue to be lower than comparable periods. The severity of the impact of COVID-19 on the remainder of the year will depend on customer demand for CompX’s products, including the timing and extent to which its customers’ operations continue to be impacted, on its customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in CompX’s operations or its suppliers’ operations, all of which are difficult to predict. CompX’s operations teams meet daily to ensure they are taking appropriate actions to maintain a safe working environment for all of its employees, minimize operational disruptions and manage inventory levels. CompX increased inventory at both of its reporting units during the second quarter of 2020 to keep its workforce productive by focusing on high-demand products and components. As expected, inventory balances declined over the third quarter and CompX expects inventory to further decline over the remainder of the year as CompX aligns its production to current demand levels. It is possible CompX may temporarily close one or more of its facilities for the health and safety of its employees before the COVID-19 crisis is over. CompX has significant cash balances of approximately $65.1 million at September 30, 2020, and CompX believes it is well positioned to navigate the uncertainty ahead.

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

Other income, net – Other income, net in 2019 includes a gain of $4.4 million related to a sale of excess property in the third quarter.

Litigation settlement expense, net – We recognized a pre-tax $19.3 million litigation settlement expense in the first nine months of 2019 related to the lead pigment litigation in California.  See Note 14 to our Condensed Consolidated Financial Statements.

Corporate expense – Corporate expenses were $2.4 million in the third quarter of 2020, $1.0 million lower than in the third quarter of 2019 primarily due to lower litigation fees and related costs in 2020.  Included in corporate expense are:

•	litigation fees and related costs of $.3 million in the third quarter of 2020 compared to $1.4 million in the third quarter of 2019, and
•	environmental remediation and related costs of $.1 million in each of 2020 and 2019.

Corporate expenses were $7.4 million in the first nine months of 2020, $1.7 million lower than in the first nine months of 2019 primarily due to lower litigation fees and related costs partially offset by higher environmental remediation and related costs.  Included in corporate expense in the first nine months of 2019 and 2020 are:

•	litigation fees and related costs of $1.4 million in 2020 compared to $3.3 million in 2019, and
•	environmental remediation and related costs of $.1 million in 2020 compared to a related benefit of $.6 million in 2019.

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

Overall, we currently expect that our net general corporate expenses in 2020 will be lower than 2019 primarily due to lower expected litigation fees and related costs.

Interest and dividend income – Interest and dividend income decreased $1.1 million in the third quarter and $3.1 million in the first nine months of 2020 compared to the prior year periods primarily due to lower average outstanding balances under CompX’s revolving promissory note receivable from Valhi and lower average interest rates on invested balances partially offset by higher cash and cash equivalents and restricted cash and cash equivalents available for investment.

Marketable equity securities – We recognized a gain of $3.2 million on the change in value of our marketable equity securities in the third quarter of 2020 compared to a loss of $15.3 million in the third quarter of 2019.  We recognized a loss of $11.1 million on the change in value of our marketable equity securities in the first nine months of 2020 compared to a loss of $.4 million in the first nine months of 2019.

Income tax expense (benefit) – We recognized an income tax expense of $1.2 million in the third quarter of 2020 compared to an income tax benefit of $2.3 million in the third quarter of 2019 and an income tax benefit of $3.6 million in the first nine months of 2020 compared to an income tax expense of $.9 million in the first nine months of 2019.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $19.0 million in each of the first nine months of 2019 and 2020.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos was an 11.5% benefit in the first nine months of 2020 and 4.2% expense in the first nine months of 2019.  The decrease is primarily attributable to the net effects of Kronos’ lower earnings in the first nine months of 2020 as compared to the first nine months of 2019 and the impact of the income tax benefit related to the nontaxable dividends received from Kronos.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2020 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

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

Noncontrolling interest – Noncontrolling interest in net income of CompX is lower in the third quarter and first nine months of 2020 compared to the prior year periods due to lower earnings of CompX.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2019	2020	Change	2019	2020	Change
	(In millions)			(In millions)
Net sales	$437.4	$416.9	(5)%	$1,358.4	$1,223.9	(10)%
Cost of sales	349.7	336.3	(4)	1,051.9	959.4	(9)
Gross margin	$87.7	$80.6		$306.5	$264.5

Income from operations	$33.1	$19.3	(42)%	$128.6	$95.8	(26)%
Interest and dividend income	1.4	.1		5.2	1.5
Insurance settlement gain	-	-		-	1.5
Marketable equity securities unrealized gain (loss)	(1.9)	.4		(.1)	(1.3)
Other components of net periodic pension and OPEB cost	(3.8)	(5.0)		(11.4)	(14.4)
Interest expense	(4.6)	(4.9)		(14.1)	(14.1)
Income before income taxes	24.2	9.9		108.2	69.0
Income tax expense	6.3	1.8		30.5	15.3
Net income	$17.9	$8.1		$77.7	$53.7

Percentage of net sales:
Cost of sales	80%	81%		77%	78%
Income from operations	8	5		9	8

Equity in earnings of Kronos Worldwide, Inc.	$5.4	$2.4		$23.6	$16.3

TiO2 operating statistics:
Sales volumes*	144	136	(6)%	445	396	(11)%
Production volumes*	136	122	(11)	406	387	(5)

Change in TiO2 net sales:
TiO2 sales volumes			(6)%			(11)%
TiO2 product pricing			(4)			(2)
TiO2 product mix/other			3			3
Changes in currency exchange rates			2			-
Total			(5)%			(10)%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2020 with average TiO2 selling prices 1% lower than at the beginning of 2019.  At the end of the third quarter of 2020, Kronos’ average TiO2 selling prices were 3% lower than the beginning of the year and comparable to its average TiO2 selling prices at the end of the second quarter of 2020.  Kronos experienced lower sales volumes in all major markets in the first nine months of 2020 as compared to the same period of 2019 primarily due to demand contraction related to the COVID-19 pandemic, which primarily impacted the second and third quarters.  See further discussion below under Outlook.

Kronos operated its production facilities at overall average capacity utilization rates of 92% for the year-to-date period ended September 30, 2020 compared to 97% for the comparable period of 2019. Early in the third quarter of 2020, Kronos decreased production levels to align with demand and its market expectations for the near term as a result of the COVID-19 pandemic, and late in the third quarter Kronos began increasing production levels as demand improved.  The table below lists Kronos’ comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2019	2020
First quarter	97%	95%
Second quarter	97%	96%
Third quarter	97%	86%

Primarily due to a moderate rise in the cost of third-party feedstock Kronos procured in 2019 and 2020, its cost of sales per metric ton of TiO2 sold in the first nine months of 2020 was higher as compared to the first nine months of 2019 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the third quarter of 2020 decreased 5%, or $20.5 million, compared to the third quarter of 2019 primarily due to a 6% decrease in sales volumes (which decreased net sales by approximately $26 million) and a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $17 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 6% in the third quarter of 2020 as compared to the third quarter of 2019 primarily due to lower demand in its European and export markets resulting from the COVID-19 pandemic.  In addition to the impact of lower sales volumes and lower average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $7 million in the third quarter of 2020 as compared to the third quarter of 2019.

Kronos’ net sales in the first nine months of 2020 decreased 10%, or $134.5 million, compared to the first nine months of 2019 primarily due to an 11% decrease in sales volumes (which decreased net sales by approximately $149 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $27 million).  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 11% in the first nine months of 2020 as compared to the first nine months of 2019 primarily due to lower sales volumes in all major markets, with a significant portion of the decrease occurring in the second and third quarters resulting from the COVID-19 pandemic.  In addition to the impact of lower sales volumes and lower average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $4 million in the first nine months of 2020 as compared to the first nine months of 2019.

Cost of sales and gross margin – Kronos’ cost of sales decreased $13.4 million, or 4%, in the third quarter of 2020 compared to the third quarter of 2019 due to a 6% decrease in sales volumes and lower production costs of approximately $8 million (primarily lower energy costs).  Kronos’ cost of sales as a percentage of net sales increased to 81% in the third quarter of 2020 compared to 80% in the same period of 2019 primarily due to the unfavorable effects of lower average TiO2 selling prices partially offset by lower production costs.

Gross margin as a percentage of net sales decreased to 19% in the third quarter of 2020 compared to 20% in the third quarter of 2019. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effect of lower sales volumes, lower average TiO2 selling prices and lower production costs.

Kronos’ cost of sales decreased $92.5 million, or 9%, in the first nine months of 2020 compared to the first nine months of 2019 due to the net effect of an 11% decrease in sales volumes, higher raw materials and other production costs of approximately $21 million (including higher cost for third-party feedstock and other raw materials) and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales increased to 78% in the first nine months of 2020 compared to 77% in the same period of 2019 primarily due to the unfavorable effects of lower average TiO2 selling prices and higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 22% in the first nine months of 2020 compared to 23% in the first nine months of 2019.  As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the unfavorable effects of lower sales volumes, lower average TiO2 selling prices and higher raw materials and other production costs.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense in the third quarter of 2020 was comparable to the third quarter of 2019.

Kronos’ selling, general and administrative expense decreased $10.7 million, or 6%, in the first nine months of 2020 compared to the first nine months of 2019 primarily due to variable costs related to lower overall sales volumes.

Income from operations – Kronos’ income from operations decreased by $13.8 million, or 42%, in the third quarter of 2020 compared to the third quarter of 2019.  Income from operations as a percentage of net sales decreased to 5% in the third quarter of 2020 from 8% in the same period of 2019.  This decrease was driven by the lower gross margin discussed above.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $5 million in the third quarter of 2020 as compared to the same period in 2019, as discussed in the Effects of Currency Exchange Rates section below.

Kronos’ income from operations decreased by $32.8 million, or 26%, in the first nine months of 2020 compared to the first nine months of 2019.  Income from operations as a percentage of net sales decreased to 8% in the first nine months of 2020 from 9% in the same period of 2019.  This decrease was driven by the lower gross margin discussed above.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $6 million in the first nine months of 2020 as compared to the same period in 2019, as discussed below.

Other non-operating income (expense) – Kronos recognized a gain of $.4 million on the change in value of its marketable equity securities in the third quarter of 2020 compared to a loss of $1.9 million in the third quarter of 2019. Other components of net periodic pension and OPEB cost in the third quarter of 2020 increased $1.2 million compared to the third quarter of 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  Kronos’ interest expense in the third quarter of 2020 was comparable to the third quarter of 2019 and Kronos currently expects its interest expense for all of 2020 to be comparable to 2019.

Kronos recognized a loss of $1.3 million on the change in value of its marketable equity securities in the first nine months of 2020 and a loss of $.1 million in the first nine months of 2019.  Other components of net periodic pension and OPEB cost in the first nine months of 2020 increased $3.0 million compared to the first nine months of 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  In the first nine months of 2020, Kronos recognized an insurance settlement gain of $1.5 million related to a property damage claim.  Interest expense in the first nine months of 2020 was comparable to the first nine months of 2019.

Income tax expense – Kronos recognized income tax expense of $1.8 million in the third quarter of 2020 compared to income tax expense of $6.3 million in the third quarter of 2019.  Kronos recognized income tax expense of $15.3 million in the first nine months of 2020 compared to income tax expense of $30.5 million in the first nine months of 2019. The difference is primarily due to lower earnings in 2020.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Kronos would generally expect its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates Three months ended September 30, 2020 vs September 30, 2019

	Transaction gains (losses) recognized			Translation gains – impact of rate changes	Total currency impact 2020 vs 2019
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$7	$7
Income from operations	6	(3)	(9)	4	(5)

The $7 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $5 million decrease in income from operations was comprised of the following:

•

A decrease by approximately $9 million from net currency transaction gains and losses primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $4 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2020 as compared to 2019.

Impact of changes in currency exchange rates Nine months ended September 30, 2020 vs September 30 2019

				Translation gains (losses)- impact of rate changes	Total currency impact 2020 vs 2019
	Transaction gains recognized
	2019	2020	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(4)	$(4)
Income from operations	6	3	(3)	9	6

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

The $6 million increase in income from operations was comprised of the following:

•

Lower net currency transaction gains of approximately $3 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and

•

Approximately $9 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2020 as compared to 2019.

Outlook

In the third quarter of 2020 Kronos’ sales volumes increased from the levels it experienced during the second quarter, although the COVID-19 pandemic, including the measures employed to mitigate its spread, continues to impact Kronos’ operations through reduced demand for its products, resulting in lower sales and earnings than otherwise would have been expected. Kronos’ manufacturing facilities operated at near planned production rates in the first half of 2020, however, early in the third quarter Kronos decreased production levels to align with demand and its market expectations for the near term, and late in the third quarter Kronos began increasing production levels as demand improved.  To-date, the availability of raw materials has not been adversely impacted.

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

Given the impact of COVID-19 on the global economy, Kronos expects its sales volumes and resulting earnings for the remainder of 2020 will continue to be lower compared to 2019.  The full extent of the COVID-19 impact on Kronos’ operations will depend on numerous factors, including customer demand for its products, any future disruption in its operations or its suppliers’ operations and the timing and effectiveness of measures deployed to fight COVID-19, all of which are uncertain and cannot be predicted. Kronos will continue to monitor current and anticipated near-term customer demand throughout the year and further align its production and inventory levels accordingly.

Although it is not possible to predict the impact of the COVID-19 pandemic on future demand for Kronos’ products or those of its customers, Kronos believes it has sufficient liquidity (including cash on-hand of approximately $348 million and borrowing capacity under its revolving credit facilities of approximately $231 million at September 30, 2020) available to meet its obligations, and Kronos is prepared to implement multiple cash-saving strategies as necessary, including reduction of inventories, delays in certain capital expenditures and other cost saving initiatives.  Kronos believes it is well positioned to navigate the uncertainty ahead and Kronos commends its employees for their continuing efforts and support in these challenging times as they work together to foster their physical and economic health as well as that of the company.

On August 24, 2020, the chloride-process TiO2 facility operated by Kronos’ 50%-owned joint venture, Louisiana Pigment Company (LPC), temporarily halted production due to Hurricane Laura.  Although storm damage to core manufacturing facilities was not severe, a variety of factors, including loss of utilities, limited availability of employees to return to work and restrictions on the facility’s access to raw materials, prevented the resumption of operations until September 25, 2020.  LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations.  The Kronos warehouse and slurry facilities located near LPC’s facility were also temporarily closed due to the hurricane, but property damage to these facilities was not significant. Kronos’ third quarter income from operations includes immaterial costs related to Hurricane Laura, primarily costs to relocate inventory and modify shipping schedules in order to maintain service levels to its customers following the hurricane. Kronos believes insurance (subject to applicable deductibles) will cover a majority of its losses from the hurricane, including property damage, business interruption losses related to its share of LPC’s lost production and other costs resulting from the disruption of operations, but no insurance recoveries have yet been recognized as the allowable damage claim amounts are not presently determinable.  On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility.  Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane.  Similar to Hurricane Laura, losses determined to be incurred by LPC and Kronos as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $9.2 million in the first nine months of 2020 compared to $17.4 million in the first nine months of 2019.  The decrease in cash provided by operating activities includes the net effects of:

•

higher net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2020 of $15.1 million primarily due to the reclassification of $15.0 million from accrued insurance recovery receivable to noncurrent restricted cash in 2019;

•	annual installment payment of $12.0 million in 2020 compared to the initial cash payment of $25.0 million in 2019 related to the litigation settlement;
•	lower cash received for insurance recoveries of $5.1 million;
•	lower income from operations from CompX in 2020 of $4.7 million;

•	lower cash paid for environmental remediation and related costs in 2020 of $1.7 million related to settlement of an environmental site in 2019; and
•	a $.6 million decrease in interest received in 2020 due to lower average interest rates and a lower average affiliate receivable balance partially offset by the relative timing of interest received.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended September 30,
	2019	2020
	(In millions)
Net cash provided by operating activities:
CompX	$12.5	$9.2
NL Parent and wholly-owned subsidiaries	7.2	3.2
Eliminations	(2.3)	(3.2)
Total	$17.4	$9.2

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2019 to September 30, 2020 primarily as a result of relative changes in the timing of collections. Our total average number of days in inventory increased from December 31, 2019 to September 30, 2020 as Security Products inventory, which was unusually high during the second quarter and had not yet fully returned to normalized levels at September 30. For comparative purposes, we have provided December 31, 2018 and September 30, 2019 numbers below.

	December 31,	September 30,	December 31,	September 30,
	2018	2019	2019	2020
Days sales outstanding	40 days	41 days	36 days	39 days
Days in inventory	80 days	85 days	81 days	83 days

Investing activities

Our capital expenditures were $1.3 million in the first nine months of 2020 compared to $2.5 million in the first nine months of 2019 and primarily related to CompX. CompX has limited expenditures to those required to meet its expected customer demand and those required to properly maintain its facilities and technology infrastructure as a result of the COVID-19 pandemic.

During the first nine months of 2020, Valhi borrowed a net $2.4 million under the promissory note ($25.2 million of gross borrowings and $22.8 million of gross repayments).  During the first nine months of 2019, Valhi borrowed a net $2.7 million under the promissory note ($28.1 million of gross borrowings and $25.4 million of gross repayments).

Financing activities

During the first nine months of 2020, our board of directors approved and we paid quarterly dividends of $.04 per share to stockholders aggregating $5.9 million. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon these and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first nine months of each of 2019 and 2020 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At September 30, 2020, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at September 30, 2020.  See Note 8 to our Condensed Consolidated Financial Statements.

Kronos’ North American and European revolvers and its senior notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at September 30, 2020.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At September 30, 2020, we had aggregate cash, cash equivalents and restricted cash of $157.0 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$65.1
NL Parent and wholly-owned subsidiaries	91.9
Total	$157.0

In addition, at September 30, 2020 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $15.8 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned approximately 35.2 million shares of Kronos common stock at September 30, 2020 with an aggregate market value of $452.9 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2021) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At September 30, 2020, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at September 30, 2020 totaled $.2 million.  CompX’s 2020 capital investments are limited to those expenditures required to meet its expected customer demand and those required to properly maintain its facilities and technology infrastructure. It is possible CompX will curtail or eliminate planned capital projects based on market conditions.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  In May 2020, Valhi implemented a reverse split of its common stock at a ratio of 1-for-12 and declared a regular quarterly dividend of $.08 per share post reverse stock split.  We have adjusted all share and per share disclosures related to our investment in Valhi stock for all periods prior to June 2020 to give effect to the reverse stock split.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2020, based on the number of shares of common stock of these affiliates we own as of September 30, 2020 and their current regular quarterly dividend rate, is presented in the table below.  Following Valhi’s May 2020 1-for-12 reverse stock split, Valhi decreased its regular quarterly dividend from $.24 per share to $.08 per share.  The amount shown in the table below for Valhi reflects aggregate dividends we expect to receive from Valhi during 2020 (including actual receipts in the first, second and third quarters).

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2020.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Amy Allbach Samford, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2020.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, our 2019 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Raritan Bay Slag Site (formerly called Margaret’s Creek Site) (Old Bridge Township, New Jersey).  In October 2020, NL and the State voluntarily dismissed the State court lawsuit pursuant to a tolling agreement that allows the lawsuit to potentially be refiled in the future.   NL’s federal court lawsuit seeking contribution from other parties remains pending.

Item 1A.	Risk Factors

Reference is made to the 2019 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for a discussion of risk factors related to our businesses.

Item 6.	Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: November 4, 2020	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Chief Financial Officer, Principal Financial Officer)
Date: November 4, 2020	/s/ Patty S. Brinda
Patty S. Brinda
(Vice President and Controller, Principal Accounting Officer)