Form 10-K
period 2020-12-31
NL INDUSTRIES INC
filed 2021-03-10
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.                                                                           ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 8.4 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2020 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $28.6 million.

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on February 26, 2021: 48,788,984.

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

Organization

At December 31, 2020, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held an aggregate of 92% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

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
•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies

•

Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19)

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

Component Products CompX International Inc. - 86% owned at December 31, 2020

CompX manufactures engineered components that are sold to a variety of industries including recreational transportation (including boats), postal, office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment.  CompX has three production facilities in the United States.

Chemicals Kronos Worldwide, Inc. - 30% owned at December 31, 2020

Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, food,  cosmetics and other industrial and consumer “quality-of-life” products.  Kronos has production facilities in Europe and North America.  Sales of TiO2 represented about 93% of Kronos’ net sales in 2020, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

Industry overview - Through our majority-owned subsidiary, CompX, we manufacture engineered components utilized in a variety of applications and industries. CompX manufactures mechanical and electrical cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications. CompX also manufactures stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories for the recreational marine and other industries. CompX continuously seeks to diversify into new markets and identify new applications and features for its products, which it believes provide a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, operations and products - CompX’s Security Products business manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines.  CompX’s Security Products segment has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with Marine Components.  CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•

pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine™; and

•

CompX innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

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

CompX’s Marine Components business manufactures and distributes stainless steel exhaust components, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories primarily for performance and ski/wakeboard boats.  CompX’s Marine Components business has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products.  CompX’s specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
•	high performance gauges such as GPS speedometers and tachometers;
•	mechanical and electronic controls and throttles;
•	wake enhancement devices, trim tabs, steering wheels, and billet aluminum accessories; and
•	dash panels, LED indicators, and wire harnesses; and
•	grab handles, pin cleats and other accessories.

The following table sets forth the location, size and business operations for each of CompX’s principal operating facilities at December 31, 2020:

Facility Name	Business Operations	Location	Size (square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000

SP – Security Products business

MC – Marine Components business

(1)	ISO-9001 registered facilities

CompX believes all of its facilities are well maintained and satisfactory for their intended purposes.

Raw materials - The primary raw materials used in CompX’s manufacturing processes are:

•	Security Products - zinc and brass (for the manufacture of locking mechanisms).
•	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 12% of our total cost of sales for 2020.  Total material costs, including purchased components, represented approximately 43% of our cost of sales in 2020.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel.  These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times CompX may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. Markets for the primary commodity-related raw materials used in the manufacture of CompX’s locking mechanisms, primarily zinc and brass, remained relatively stable through 2019 and 2020. Similarly, over the same periods, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable. While CompX expects the markets for its primary commodity-related raw materials to remain stable during 2021, it recognizes that economic conditions could introduce renewed volatility on these and other manufacturing materials. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases.  When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions.  In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by its products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks - CompX holds a number of patents relating to component products, certain of which it believes to be important to CompX and its continuing business activity.  Patents generally have a term of 20 years and CompX’s patents have remaining terms ranging from one year to 19 years at December 31, 2020.

CompX’s major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™ National Cabinet Lock® Fort Lock® Timberline® Lock Chicago Lock® STOCK LOCKS® KeSet® TuBar® StealthLock® ACE® ACE® II CompX eLock®	Lockview® System 64® SlamCAM® RegulatoR® CompXpress® GEM® Turbine™ NARC iD® NARC® ecoForce®	CompX Marine® Custom Marine® Livorsi® Marine Livorsi II® Marine CMI Industrial® Custom Marine® Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® Vantage View® GEN-X®

Sales, marketing and distribution - A majority of CompX’s component sales are direct to large OEM customers through its factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturer’s representatives. CompX selects manufacturer’s representatives based on special skills in certain markets or relationships with current or potential customers.

In addition to sales to large OEM customers, a substantial portion of CompX’s Security Products sales are made through distributors. CompX has a significant North American market share of cabinet lock security product sales as a result of the locksmith distribution channel. CompX supports its locksmith distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.

CompX sells to a diverse customer base with only one customer representing 10% or more of its sales in 2020 (United States Postal Service representing 17%). CompX’s largest ten customers accounted for approximately 48% of its sales in 2020.

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

Regulatory and environmental matters - CompX’s operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes.  CompX’s operations also are subject to federal, state and local laws and regulations relating to worker health and safety.  CompX believes it is in substantial compliance with all such laws and regulations.  To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted its results.  CompX currently does not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require CompX to incur significant additional expenditures.

CHEMICALS - KRONOS WORLDWIDE, INC.

Business overview - Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications.  Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 4,000 customers in 100 countries with the majority of sales in Europe, North America and the Asia Pacific region.  Kronos believes it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product.  Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2% since 2000.  Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future.  We believe that Western Europe and North America currently each account for approximately 17% of global TiO2 consumption.  Markets for TiO2 are generally increasing in South America, Eastern Europe, the Asia Pacific region and China and we believe these are significant markets which will continue to grow as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets - Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years.  Kronos believes it is the largest producer of TiO2 in Europe with 46% of its 2020 sales volumes attributable to markets in Europe.  The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2018	2019	2020
Europe	13%	18%	17%
North America	17%	19%	18%

Kronos believes it is the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2020.  Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements.  Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers.  Kronos ships TiO2 to its customers in either a powder or slurry form via rail, truck and/or ocean carrier.  Sales of Kronos’ core TiO2 pigments represented approximately 93% of its net sales in 2020.  Kronos and its agents and distributors primarily sell products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2020:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	46%	Coatings	58%
North America	36%	Plastics	30%
Asia Pacific	11%	Paper	6%
Rest of World	7%	Other	6%

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

Kronos produces high-purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste.  Kronos’ TiO2 is also found in food products, such as candy and confectionaries, and in pet foods where it is used to obtain uniformity of color and appearance.  In pharmaceuticals, Kronos’ TiO2 is used commonly as a colorant in tablet and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance.  KRONOS® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP and BP (United States Pharmacopoeia and British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 7% of its net sales in 2020:

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

Manufacturing, operations and properties - Kronos produces TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2.  The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2020, chloride process production facilities represented approximately 45% of industry capacity.  The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

Kronos produced 536,000 metric tons of TiO2 in 2018, 546,000 metric tons of TiO2 in 2019 and 517,000 metric tons of TiO2 in 2020.  Kronos’ production volumes include its share of the output produced by its TiO2 manufacturing joint venture discussed below in “TiO2 manufacturing joint venture.”  Kronos’ average production capacity utilization rates were 95% in 2018, 98% in 2019 and 92% in 2020.  Kronos’ production rates in 2018 were impacted by maintenance activities at certain facilities and by the first quarter implementation of a productivity-enhancing improvement project at its Belgium facility. Kronos’ production rates in 2020 were impacted by the

COVID-19 pandemic as Kronos decreased production levels early in the third quarter to correspond with a temporary decline in market demand.

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

Kronos’ production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs, incurring only moderate capital expenditures.  Kronos expects to operate its TiO2 plants at near full practical capacity levels in 2021.

The following table presents the division of Kronos’ expected 2021 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	31%	-%
Nordenham, Germany	TiO2 production, sulfate process, co-products	-	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	17	-
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	7
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	17	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	14	-
Total		79%	21%

(1)

The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG.  Kronos owns the Leverkusen facility, which represents about one-third of Kronos’ current TiO2 production capacity, but Kronos leases the land under the facility from Bayer under a long-term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements. In conjunction with Kronos’ long-term strategy to increase chloride process production, Kronos phased-out sulfate production at the Leverkusen facility during 2020.

(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)

Kronos operates the facility near Lake Charles through a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which it is entitled.  The joint venture owns the land and facility.

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

Kronos does not consolidate LPC because Kronos does not control it.  Kronos accounts for its interest in the joint venture by the equity method.  The joint venture operates on a break-even basis and therefore Kronos does not have any equity in earnings of the joint venture.  Kronos is required to purchase one half of the TiO2 produced by the joint venture.  All costs and capital expenditures are shared equally with Venator with the exception of feedstock (purchased natural rutile ore or chlorine slag) and packaging costs for the pigment grades produced.  Kronos’ share of net costs is reported as cost of sales as the TiO2 is sold.

Raw materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or chlorine slag), chlorine and petroleum coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract which automatically renewed at the end of 2020 and extends through December 31, 2023.  The contract automatically renews bi-annually but can be terminated if written notice is given at least twelve months prior to the current contract end date.  Kronos also purchases upgraded slag from Rio Tinto Iron and Titanium Limited under a long-term supply contract that automatically renewed at the end of 2020 and extends through December 31, 2022.  The contract automatically renews annually but can be terminated if written notice is given at least twelve months prior to the contract end date.  Kronos purchases rutile ore primarily from Sierra Rutile Limited under a contract that expires in 2022 and Base Titanium Limited under a contract that expires at the end of 2022.  In the past Kronos has been, and it expects that it will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration.  Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into, will meet its chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag, and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2020.  Kronos expects ilmenite production from its mines to meet its European sulfate process feedstock requirements for the foreseeable future.  For Kronos’ Canadian sulfate process plant, it purchases sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice.  Kronos expects the raw materials purchased under this contract, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase or specify a range of quantities within which it is required to purchase.  The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2020.

Production process/raw material	Raw materials procured or mined
(In thousands of metric tons)
Chloride process plants -
Purchased slag or rutile ore	478
Sulfate process plants:
Ilmenite ore mined and used internally	294
Purchased slag	23

Sales and marketing - Kronos’ marketing strategy is aimed at developing and maintaining strong relationships with new and existing customers.  Because TiO2 represents a significant input cost for its customers, the purchasing decisions are often made by its customers’ senior management.  Kronos works to maintain close relationships with the key decision makers through in-depth and frequent contact.  Kronos endeavors to extend these commercial and technical relationships to multiple levels within its customers’ organizations using its direct sales force and technical service group to accomplish this objective.  Kronos believes this has helped build customer loyalty to Kronos and strengthened its competitive position.  Close cooperation and strong customer relationships enable Kronos to stay closely attuned to trends in its customers’ businesses.  Where appropriate, Kronos works in conjunction with its customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades.  Kronos also focuses its sales and marketing efforts on those geographic and end-use market segments where it believes it can realize higher selling prices.  This focus includes continuously reviewing and optimizing its customer and product portfolios.

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

Kronos sells to a diverse customer base with only one customer representing 10% or more of its net sales in 2020 (Behr Process Corporation – 10%).  Kronos’ largest ten customers accounted for approximately 34% of net sales in 2020.

Neither Kronos’ business as a whole nor any of its principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring to meet demand during the spring and summer painting seasons.  With certain exceptions, such as the COVID-19 pandemic, Kronos has historically operated its production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize its per-unit production costs.  As a result, Kronos normally will build inventories during the first and fourth quarters of each year in order to maximize its product availability during the higher demand periods normally experienced in the second and third quarters.

Competition - The TiO2 industry is highly competitive.  Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers.  Price and availability are the most significant competitive factors along with quality and customer service for the majority of its product grades.  Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from its competitors’ products.  During 2020, Kronos had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volume Kronos believes it is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, Tronox Incorporated, Lomon Billions and Venator Materials PLC.  The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows Kronos’ estimate of worldwide production capacity in 2020:

Worldwide production capacity – 2020
Chemours	15%
Tronox	13%
Lomon Billions	9%
Venator	8%
Kronos	7%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor.  In the second quarter of 2019, Tronox acquired certain of the TiO2 assets of Cristal Global. Lomon Billions added approximately 200,000 tons of chloride capacity in 2019 and 2020 and has announced plans to add an additional 200,000 tons by 2023.

Over the past ten years, Kronos and its competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut-down of various TiO2 plants throughout the world.  Although overall industry demand is expected to increase in 2021, Kronos does not expect any significant efforts will be undertaken by Kronos or its principal competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects and the Lomon Billions expansion mentioned above.  If actual developments differ from Kronos’ expectations, the TiO2 industry’s and Kronos’ performance could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity.  Kronos believes it is unlikely any new TiO2 plants will be constructed in Europe or North America in the foreseeable future.

Research and development - Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new products and applications.  Kronos’ expenditures for these activities were approximately $16 million in 2018, $17 million in 2019 and $16 million in 2020.  Kronos expects to spend approximately $17 million on research and development in 2021.

Kronos continually seeks to improve the quality of its grades and has been successful in developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles.  Since the beginning of 2016, Kronos has added ten new grades for pigments and other applications.

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

Patents – Kronos has obtained patents and has numerous patent applications pending that cover its products and the technology used in the manufacture of its products.  Kronos’ patent strategy is important to it and its continuing business activities.  In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe.  U.S. patents are generally in effect for 20 years from the date of filing.  Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from three years to 20 years.

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

Regulatory and environmental matters - Kronos’ operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time.  These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of its employees.  Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage.  Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks.  Kronos’ policy is to comply with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance and overall sustainability.  Kronos updates its Kronos Sustainability Report biennially (available on Kronos’ website at www.kronostio2.com), which highlights Kronos’ focus on sustainability of its manufacturing operations, as well as Kronos’ environmental, social and governance strategy. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect its operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect its consolidated financial position and results of operations or liquidity.

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

At Kronos’ sulfate plant facility in Germany, it recycles spent sulfuric acid either through contracts with third parties or at its own facility.  In addition, at Kronos’ German sulfate-process location it has a contract with a third-party to treat certain sulfate-process effluents.  At Kronos’ Norwegian plant, Kronos ships spent acid to a third-party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

From time to time, Kronos’ facilities may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes.  Typically Kronos establishes compliance programs to resolve these matters.  Occasionally, Kronos may pay penalties.  To date, such penalties have not involved amounts having a material adverse effect on Kronos’ consolidated financial position, results of operations or liquidity.  Kronos believes that all of its facilities are in substantial compliance with applicable environmental laws.

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

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $21.8 million in 2020 and are currently expected to be approximately $23 million in 2021.

Other

In addition to our 86% ownership of CompX and our 30% ownership of Kronos at December 31, 2020, we also own 100% of EWI RE, Inc., an inactive subsidiary that was formerly an insurance brokerage and risk management services company.  In the fourth quarter of 2019, we sold the insurance and risk management business of EWI for proceeds of $3.25 million and recognized a gain of $3.0 million.  We also hold certain marketable securities and other investments.  See Notes 13 and 16 to our Consolidated Financial Statements.

Human capital resources

Employees – We operate through our subsidiaries and through our intercorporate services agreement with Contran (see Note 16 to our Consolidated Financial Statements), we have no direct employees.  Our operating results depend in part on Kronos’ and CompX’s ability to successfully manage their human capital resources, including attracting, identifying, and retaining key talent. Kronos and CompX each have a well-trained labor force with a substantial number of long-tenured employees. Kronos and CompX provide competitive compensation and benefits to their employees, some of which for Kronos are offered under collective bargaining agreements. In addition to salaries, these programs, which vary by country/region, can include annual bonuses, a defined benefit pension plan (for Kronos), a defined contribution plan with employer matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance.

As of December 31, 2020, CompX employed 513 people, all in the United States.

As of December 31, 2020, Kronos employed the following number of people:

Europe	1,839
Canada	350
United States (1)	53
Total	2,242
(1)	Excludes employees of Kronos’ LPC joint venture.

CompX believes its labor relations are good at all of its facilities.  Certain employees at each of Kronos’ production facilities are organized by labor unions.  Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually.  In Canada, Kronos’ union employees are covered by a collective bargaining agreement that expires in June 2021.  At December 31, 2020, approximately 86% of Kronos’ worldwide workforce is organized under collective bargaining agreements.  Kronos did not experience any work stoppages during 2020, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect its business, results of operations, financial position or liquidity.

Health and safety – Kronos and CompX believe protecting the health and safety of their employees, customers, business partners and the natural environment are core values. Kronos and CompX are committed to conducting their businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. Kronos and CompX expect their manufacturing facilities to produce their products safely and in compliance with local permits and policies intended to protect the environment and have established global policies designed to promote such compliance.  Kronos and CompX require employees to comply with legal and regulatory requirements and their policies, standards and practices.

Diversity and inclusion – Kronos and CompX recognize that everyone deserves respect and equal treatment. Kronos and CompX embrace diversity and collaboration in their workforces and business initiatives. Kronos and CompX are equal opportunity employers and base employment decisions on merit, competence and qualifications, without regard to race, color, national origin, gender, age, religion, disability, sex, sexual orientation or other characteristics protected by applicable law in the jurisdictions in which they operate. Kronos and CompX promote a respectful, diverse and inclusive workplace in which all individuals are treated with respect and dignity.

Environmental, Social and Governance (“ESG”) - We seek to operate our businesses in line with sound ESG principles that include corporate governance, social responsibility, sustainability, and cybersecurity.  At our facilities, we undertake various environmental sustainability programs, and we promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate.  At a corporate level, we engage in periodic reviews of our cybersecurity programs, including cybersecurity risk and threats, and we have established stock ownership guidelines for our non-employee directors.  In addition, Kronos publishes a Sustainability Report on its website every two years to provide its customers, stockholders and other stakeholders with additional information on its approach to sustainability.

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

Operational Risk Factors

Demand for, and prices of, certain of Kronos’ products are influenced by changing market conditions for its products, which may result in reduced earnings or in operating losses.

Kronos’ sales and profitability are largely dependent on the TiO2 industry.  In 2020, 93% of Kronos’ sales were attributable to sales of TiO2.  TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions.  Such events are likely to cause a decrease in demand for Kronos’ products and, as a result, may have an adverse effect on our results of operations and financial condition.

Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions worldwide can significantly impact Kronos’ earnings and operating cash flows.  Historically, the markets for many of Kronos’ products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for Kronos’ products are one of the main factors that affect the level of its profitability.  In periods of increasing demand, Kronos’ selling prices and profit margins generally will tend to increase, while in periods of decreasing demand Kronos’ selling prices and profit margins generally tend to decrease.  In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.  Kronos’ ability to further increase capacity without additional investment in greenfield or brownfield capacity may be limited and as a result, Kronos’ profitability may become even more dependent upon the selling prices of its products.

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

CompX operates in mature and highly competitive markets, resulting in pricing pressure and the need to continuously reduce costs.

Many of the markets CompX serves are highly competitive, with a number of competitors offering similar products.  CompX focuses its efforts on the middle and high-end segment of the market where it feels that it can compete due to the importance of product design, quality and durability to the customer.  However, CompX’s ability to effectively compete is impacted by a number of factors.  The occurrence of any of these factors could result in reduced earnings or operating losses.

•	Competitors may be able to drive down prices for CompX’s products beyond its ability to adjust costs because their costs are lower than CompX, especially products sourced from Asia.
•	Competitors’ financial, technological and other resources may be greater than CompX’s resources, which may enable them to more effectively withstand changes in market conditions.
•	Competitors may be able to respond more quickly than CompX can to new or emerging technologies and changes in customer requirements.
•	Consolidation of CompX’s competitors or customers in any of the markets in which it competes may result in reduced demand for its products.
•

A reduction of CompX’s market share with one or more of its key customers, or a reduction in one or more of its key customers’ market share for their end-use products, may reduce demand for its products.

•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with CompX’s products.
•	CompX may not be able to sustain a cost structure that enables it to be competitive.
•	Customers may no longer value CompX’s product design, quality or durability over the lower cost products of its competitors.

CompX’s development of innovative features for current products is critical to sustaining and growing its sales.

Historically, CompX’s ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of its success.  CompX spends a significant amount of time and effort to refine, improve and adapt its existing products for new customers and applications.

Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (“GAAP”), the amount of CompX’s research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features.  The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers.  The ability to coordinate these activities with current and potential customers may be affected by factors beyond CompX’s control.  While CompX will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we do not know if any new product features it introduces will achieve the same degree of success that it has achieved with its existing products.  Introduction of new product features typically requires CompX to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel or raw materials.  As CompX attempts to introduce new product features in the future, we do not know if it will be able to increase production volumes without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Higher costs or unavailability of CompX’s raw materials could negatively impact our financial results.

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

Certain components used in CompX’s products are manufactured by foreign suppliers located in China and elsewhere.  Global economic and political conditions, including natural disasters, terrorist acts, global conflicts and public health crises such as pandemics, could prevent CompX’s vendors from being able to supply these components.  Should CompX’s vendors not be able to meet their supply obligations or should CompX be otherwise unable to obtain necessary raw materials or components, CompX may incur higher supply costs or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as CompX may be unable to offset the higher costs with increases in its selling prices or reductions in other operating costs.

Higher costs or limited availability of Kronos’ raw materials may reduce its earnings and decrease its liquidity.  In addition, many of Kronos’ raw material contracts contain fixed quantities it is required to purchase.

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in Kronos’ TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which Kronos purchases its raw materials could adversely affect their availability.  If Kronos’ worldwide vendors were unable to meet their contractual obligations and it were unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels.  Kronos experienced increases in its feedstock costs in 2019 and during the first half of 2020, before they moderated in the second half of 2020.  Kronos expects its feedstock costs in 2021 to remain relatively consistent with average 2020 costs.  Kronos may also experience higher operating costs such as energy costs, which could affect its profitability.  Kronos may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels, which could reduce its earnings and decrease its liquidity.

Kronos has long-term supply contracts that provide for its TiO2 feedstock requirements that currently expire through 2023.  While Kronos believes it will be able to renew these contracts, there can be no assurance it will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Kronos’ current agreements (including those entered into through January 2021) require it to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.2 billion beginning in 2021.  In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $86 million at December 31, 2020.  Kronos’ commitments under these contracts could adversely affect our financial results if Kronos significantly reduces its production and was unable to modify the contractual commitments.

COVID-19 has affected Kronos’ and CompX’s operations and may continue to affect operations during 2021.

Our results of operations during 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, specifically through reduced demand for many of Kronos’ and CompX’s products resulting from the rapid contraction of the global economy. The extent of the impact of the COVID-19 pandemic on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy, including the timing and extent to which Kronos’ and CompX’s customers’ operations continue to be impacted, their customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in their operations or their suppliers’ operations, all of which are difficult to predict.

CompX has 513 employees and operates three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, within each facility CompX enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols.  CompX is designated an essential business in the states where it operates and is therefore permitted to fully operate during the pandemic, but because the COVID-19 pandemic affected the health and safety of its employees, CompX temporarily closed its Illinois facility for one week in the second quarter.  It is possible CompX may have additional temporary closures at one or more of its facilities for the health and safety of its workforce before the end of the pandemic if conditions warrant.

Kronos has 2,242 employees and operates facilities throughout North America and Europe.  With the onset of COVID-19, within each facility Kronos enhanced cleaning and sanitization procedures, mandated social distancing and implemented other health and safety protocols.  Kronos is also designated an essential business in the countries where it operates and is therefore permitted to fully operate during the pandemic.  It is possible Kronos may have temporary closures at one or more of its facilities for the health and safety of its workforce before the end of the pandemic if conditions warrant.

Financial Risk Factors

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

Kronos’ leverage may impair our financial condition.

As of December 31, 2020, Kronos’ total consolidated debt was approximately $487 million, substantially all of which relates to its Senior Secured Notes issued in September 2017.  Kronos’ level of debt could have important consequences to its stockholders and creditors, including:

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

Indebtedness outstanding under Kronos’ revolving North American credit facility and revolving European credit facility accrues interest at variable rates.  To the extent market interest rates rise, the cost of Kronos’ debt could increase, adversely affecting its financial condition, results of operations and cash flows.

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts, as discussed above) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $591 million in 2021.  Kronos’ ability to make payments on and refinance its debt and to fund planned capital expenditures depends on its future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.  In addition, Kronos’ ability to borrow funds under its revolving credit facilities in the future will, in some instances, depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

Legal, Compliance and Regulatory Risk Factors

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

If Kronos’ or CompX’s intellectual property were to be declared invalid, or copied by or become known to competitors, or if Kronos’ and CompX’s competitors were to develop similar or superior intellectual property or technology, their ability to compete could be adversely impacted.

Protection of intellectual property rights, including patents, trade secrets, confidential information, trademarks and tradenames, is important to Kronos’ and CompX’s businesses and their competitive positions.  Kronos and CompX endeavor to protect their intellectual property rights in key jurisdictions in which their products are produced or used and in jurisdictions into which their products are imported.  However, Kronos and CompX may be unable to obtain protection for their intellectual property in key jurisdictions.  Although Kronos and CompX have applied for numerous patents and trademarks throughout the world, they may have to rely on judicial enforcement of their patents and other proprietary rights.  Kronos’ and CompX’s patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised.  A failure to protect, defend or enforce intellectual property could have an adverse effect on our financial condition and results of operations.  Similarly, third parties may assert claims against Kronos and Compx and their customers and distributors alleging their products infringe upon third-party intellectual property rights.

Although it is the practice of Kronos to enter into confidentiality agreements with its employees and third parties to protect its proprietary expertise and other trade secrets, these agreements may not provide sufficient protection for its trade secrets or proprietary know-how, or adequate remedies for breaches of such agreements may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how.  Kronos also may not be able to readily detect breaches of such agreements.  The failure of Kronos’ patents or confidentiality agreements to protect its proprietary technology, know-how or trade secrets could result in a material loss of its competitive position, which could lead to significantly lower revenues, reduced profit margins or loss of market share.

CompX relies on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain intellectual property rights in its technology and designs.  Despite these measures, any of CompX’s intellectual property rights could be challenged, invalidated, circumvented or misappropriated. Others may independently discover CompX’s trade secrets and proprietary information, and in such cases CompX could not assert any trade secret rights against such parties.  Further, CompX does not know if any of its pending trademark or patent applications will be approved.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of intellectual property rights.  In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, CompX may be unable to protect its technology and designs adequately against unauthorized third party use, which could adversely affect its competitive position.

Third parties may claim that CompX or its customers are infringing upon their intellectual property rights.  Even if CompX believes such claims are without merit, they can be time-consuming and costly to defend and distract management’s and technical staff’s attention and resources.  Claims of intellectual property infringement also might require CompX to redesign affected technology, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting CompX from marketing or selling certain technology.  If CompX cannot or does not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business could be adversely impacted.

If Kronos or CompX must take legal action to protect, defend or enforce intellectual property rights, any suits or proceedings could result in significant costs and diversion of resources and management’s attention, and

Kronos or CompX may not prevail in any such suits or proceedings.  A failure to protect, defend or enforce intellectual property rights could have an adverse effect on our financial condition and results of operations.

Environmental, health and safety laws and regulations, particularly as it relates to Kronos, may result in increased regulatory scrutiny which could decrease demand for Kronos’ products, increase Kronos’ manufacturing and compliance costs or obligations and result in unanticipated losses which could negatively impact its financial results or limit its ability to operate its business.

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which Kronos operates or sells its products, seeking to regulate its operations or to restrict, limit or classify TiO2, or its use (such as the classification of TiO2 powder as a suspected carcinogen in the EU).  Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase Kronos’ manufacturing and regulatory compliance obligations and costs.  Increased compliance obligations and costs or restrictions on certain TiO2 applications could negatively impact Kronos’ future financial results through increased costs of production, or reduced sales which may decrease its liquidity, operating income and results of operations, which could in turn negatively impact our investment in Kronos.

Global climate change legislation could negatively impact our financial results or limit Kronos’ and CompX’s ability to operate their businesses.

CompX operates production facilities in the United States and Kronos operates production facilities in North America and Europe.  Kronos and CompX believe that all of their production facilities are in substantial compliance with applicable environmental laws.  Legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means including emissions permits and/or energy taxes.  In several production facilities, Kronos consumes large amounts of energy, primarily electricity and natural gas.  To date the climate change legislation in effect has not had a material adverse effect on its financial results.  However, if further greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact Kronos’ and CompX’s future results from operations through increased costs of production, particularly as it relates to energy requirements or the need to obtain emissions permits.  If such increased costs of production were to materialize, Kronos and CompX may be unable to pass on price increases to their customers to compensate for increased production costs, which may decrease our liquidity, income from operations and results of operations.

General Risk Factors

Technology failures or cyber security breaches could have a material adverse effect on our operations.

Kronos and CompX rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of their products to and from their plants, receive, process and ship orders, manage the billing of and collections from their customers and manage payments to vendors.   Although Kronos and CompX have systems and procedures in place to protect information technology systems, there can be no assurance that such systems and procedures would be sufficiently effective.  Therefore, any of Kronos’ and CompX’s information technology systems may be susceptible to outages, disruptions or destruction as well as cyber security breaches or attacks, resulting in a disruption of their business operations, injury to people, harm to the environment or their assets, and/or the inability to access Kronos’ and CompX’s information technology systems.  If any of these events were to occur, our results of operations and financial condition could be adversely affected.

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

We believe these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, other than with respect to the Santa Clara case discussed below, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment).  Our sixth installment will be made with funds already on deposit at the court, which is included in noncurrent restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us). Pursuant to the settlement agreement, also during the third quarter of 2019 we placed an additional $9.0 million into an escrow account which is included in noncurrent restricted cash on our Consolidated Balance Sheets.

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

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement and a final immaterial adjustment was made to the litigation settlement accrual in the third quarter of 2019.  For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million.  We recognized litigation settlement expense of $19.3 million ($19.6 million expense in the second quarter of 2019 and $.3 million credit in the third quarter of 2019).  We made the initial $25.0 million payment in September 2019 and the first annual installment payment of $12.0 million in September 2020.  We recognized an aggregate of $.6 million in accretion expense in the second half of 2019 and an aggregate of $1.3 million in 2020.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800.)  Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more.  The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases and a fund for a public education campaign.  In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening.  In March 2012, the trial court judge decertified the class.  In June 2012, the trial court judge granted plaintiffs the right to appeal his decertification order, and in August 2012 the appellate court granted plaintiffs permission to appeal.  In March 2013, the appellate court agreed with the trial court’s rationale regarding legislative requirements to screen children’s blood lead levels and remanded the case for further proceedings in the trial court.  In July 2013, plaintiffs moved to vacate the decertification.  In October 2013, the judge denied plaintiffs’ motion to vacate the decertification of the class.  In March 2014, plaintiffs filed a new class certification motion.  In April 2015, a class was certified consisting of parents or legal guardians of children who lived in certain “high risk” areas in Illinois between August 18, 1995 and February 19, 2008, and incurred an expense or liability for having their children’s blood lead levels tested.  In May 2020, the Illinois Supreme Court held in our favor a ruling that the parents of children whose lead testing costs were fully paid by Medicaid did not fall within the certified class of persons who had incurred an expense or liability for such testing.  In August 2020, NL and other defendants asked the trial court to de-certify the class and enter a final judgement dismissing the case.

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

Environmental matters and litigation

Our operations are governed by various environmental laws and regulations.  Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under U.S. statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe all of our facilities are in substantial compliance with applicable environmental laws.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2019 and December 31, 2020, we had not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations. At December 31, 2020, we had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $114 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites.  At December 31, 2020, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

In December 2020, NL and several other defendants were sued in California Department of Toxic Substances v. NL Industries, Inc., (United States District Court for the Central District of California, Case 2:20-cv-11293).  This complaint by a California state agency asserts claims under CERCLA, a state environmental statute, and the common law relating to lead contamination allegedly connected to a secondary lead smelter located in Vernon, California.  We intend to deny liability and will defend vigorously against all claims.

In February 2021, NL and several other defendants were sued in 68th Street Site Working Group.  v.  7-Eleven Industries, Inc., (United States District Court for the District of Maryland, Case 1:20-cv-03385).  This is a CERCLA contribution action brought by a group of potentially responsible parties performing the cleanup of a number of landfills against a large number of defendants.  We intend to deny liability and will defend vigorously against all claims.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us.  There are 104 of these types of cases pending, involving a total of approximately 579 plaintiffs.  In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.

Based on information available to us, including:

•	facts concerning historical operations,
•	the rate of new claims,
•	the number of claims from which we have been dismissed, and
•	our prior experience in the defense of these matters,

we believe the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material).  Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity.  We have sought and will continue to vigorously seek, dismissal and/or a finding of no liability from each claim.  In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us.

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

In January 2014, we were served with a complaint in Certain Underwriters at Lloyds, London, et al v. NL Industries, Inc. (Supreme Court of the State of New York, County of New York, Index No. 14/650103).  The plaintiff, a former insurance carrier of ours, is seeking a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff with respect to certain lead pigment lawsuits.  Other insurers have been added as parties to the case and have also sought a declaratory judgment regarding their obligations under certain insurance policies.  NL has filed a counterclaim seeking a declaratory judgment that all of the insurers are obligated to provide NL with certain coverage and seeking damages for breach of contract.  In December 2020, the trial court denied the insurers’ motion for summary judgment, finding that the arguments raised by the insurers did not bar NL from coverage under the relevant policies.  We continue to believe the insurers’ claims are without merit and we intend to defend NL’s rights and prosecute NL’s claims in this action vigorously.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former insurance carriers.  We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL).  As of February 26, 2021, there were approximately 1,700 holders of record of our common stock.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2015 through December 31, 2020.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2015 and the reinvestment of dividends.

	December 31,
	2015	2016	2017	2018	2019	2020
NL common stock	$100	$268	$469	$115	$129	$164
S&P 500 Composite Stock Index	100	112	136	130	171	203
S&P 500 Industrial Conglomerates Index	100	109	100	73	91	100

$500
$400
$300
$200
$100
$0
2015
2016
2017
2018
2019
2020
S&P 500 Index
S&P 500 Industrial Conglomerates
NL

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors.  At December 31, 2020, 79,900 shares are available for award under this plan.  See Note 15 to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2016	2017	2018	2019	2020
	(In millions, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$108.9	$112.0	$118.2	$124.2	$114.5
Income from component products operations	15.6	15.2	17.8	17.7	11.8
Equity in earnings of Kronos	13.2	107.8	62.3	26.5	19.4
Net income (loss)	16.7	117.8	(39.0)	28.0	16.1
Net income (loss) attributable to NL stockholders	15.3	116.1	(41.0)	25.8	14.7

DILUTED EARNINGS PER SHARE DATA:
Net income (loss) attributable to NL stockholders	$.31	$2.38	$(.84)	$.53	$.30
Cash dividends per share	$-	$-	$-	$-	$.16
Weighted average common shares outstanding	48,701	48,711	48,727	48,745	48,776

BALANCE SHEET DATA (at year end):
Total assets	$385.0	$551.6	$547.2	$557.5	$548.2
Long-term debt, including current maturities	.5	.5	.5	.5	.5
NL stockholders' equity	177.9	335.3	284.1	304.5	311.9
Total equity	194.3	353.1	303.6	327.2	335.3

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$27.7	$18.6	$17.1	$27.4	$19.0
Investing activities	(30.6)	(13.6)	1.3	9.9	(3.1)
Financing activities	.2	(.3)	(.3)	(.5)	(8.5)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  We also own a noncontrolling interest in Kronos Worldwide, Inc.  Both CompX (NYSE American: CIX) and Kronos (NYSE: KRO) file periodic reports with the SEC.

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through its Security Products operations, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in recreational transportation, postal, office and institutional furniture, cabinetry, tool storage and healthcare applications.  CompX also manufactures stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories for the recreational marine and other industries through its Marine Components operations.

We account for our 30% non-controlling interest in Kronos by the equity method.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments.  TiO2 is used for a variety of manufacturing applications including coatings, plastics, paper and other industrial products.

Net income (loss) overview

Our net income attributable to NL stockholders was $14.7 million, or $.30 per share, in 2020 compared to net income of $25.8 million, or $.53 per share, in 2019 and a net loss of $41.0 million, or $.84 per share, in 2018.

As more fully described below, the decrease in our earnings per share attributable to NL stockholders from 2019 to 2020 is primarily due to the net effects of:

•	a pre-tax litigation settlement expense of $19.3 million in 2019 (mostly recognized in the second quarter),
•	equity in earnings from Kronos in 2020 of $19.4 million compared to $26.5 million in 2019,
•	unfavorable relative changes in the value of marketable equity securities of $7.8 million,
•	lower income from operations attributable to CompX of $5.9 million in 2020,
•	lower insurance recoveries in 2020 of $5.0 million related primarily to a single insurance recovery settlement of $4.5 million in 2019 for certain past and future litigation defense costs,
•	a gain of $4.4 million in 2019 related to a sale of excess property, recognized in the third quarter,
•	a gain of $3.0 million in 2019 related to the sale of our insurance and risk management business, recognized in the fourth quarter, and
•	lower litigation fees and related costs of $2.1 million in 2020.

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

Outlook

We currently expect our net income attributable to NL stockholders in 2021 to be higher than 2020 primarily due to higher expected equity in earnings from Kronos partially offset by higher litigation fees and related costs and higher environmental remediation and related costs.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(Dollars in millions)
CompX	$17.8	$17.7	$11.8	(1)%	(33)%
Insurance recoveries	1.3	5.1	.1	296	(98)
Other income, net	.6	7.4	-	1,056	n.m.
Litigation settlement expense, net	(62.0)	(19.3)	-	(69)	n.m.
Corporate expense	(18.4)	(12.5)	(9.5)	(32)	(24)
Income (loss) from operations	$(60.7)	$(1.6)	$2.4	97	246

n.m. Not meaningful.

The following table shows the components of our income (loss) before income taxes exclusive of our income (loss) from operations.

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(Dollars in millions)
Equity in earnings of Kronos	$62.3	$26.5	$19.4	(58)%	(27)%
Marketable equity securities	(60.9)	(.9)	(8.7)	(99)	905
Other components of net periodic pension and OPEB cost	(.1)	(1.4)	(.8)	1,096	(43)
Interest and dividend income	5.0	6.7	2.6	32	(61)
Interest expense	-	(.7)	(1.3)	n.m.	98

n.m. Not meaningful

CompX International Inc.

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(Dollars in millions)
Net sales	$118.2	$124.2	$114.5	5%	(8)%
Cost of sales	79.9	85.2	81.7	7	(4)
Gross margin	38.3	39.0	32.8	2	(16)
Operating costs and expenses	20.5	21.3	21.0	4	(1)
Income from operations	$17.8	$17.7	$11.8	(1)	(33)

Percentage of net sales:
Cost of sales	67.6%	68.6%	71.3%
Gross margin	32.4	31.4	28.7
Operating costs and expenses	17.3	17.1	18.4
Income from operations	15.1	14.2	10.3

Net sales - Net sales decreased approximately $9.7 million in 2020 compared to 2019 primarily due to lower Security Products sales across a variety of markets due to reduced demand resulting from the COVID-19 pandemic, offset slightly by higher Marine Component sales to the towboat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Net sales increased approximately $6.0 million in 2019 compared to 2018 primarily due to higher Marine Components sales to the towboat market. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin - Cost of sales decreased in 2020 compared to 2019 primarily due to the effects of lower sales for CompX’s Security Products business slightly offset by the higher CompX Marine Component sales discussed above. Gross margin as a percentage of sales decreased over the same period primarily as a result of the lower gross margin percentage at Security Products.

Cost of sales increased in 2019 compared to 2018 due to the effects of increased sales for both CompX’s Security Products and Marine Components businesses and increased labor costs at Security Products. As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage is the result of the decline in Security Products gross margin percentage in 2019 as compared to 2018.

Operating costs and expenses - Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s businesses and its corporate management activities, as well as gains and losses on property and equipment.  Operating costs and expenses as a percentage of sales increased in 2020 compared to 2019 due to the effect of lower sales. Operating costs and expenses as a percentage of sales in 2019 were comparable to 2018.

Income from operations - As a percentage of net sales, operating income decreased from 2019 to 2020 and decreased from 2018 to 2019.   Operating margins were primarily impacted by the factors impacting net sales, cost of sales, gross margin and operating costs discussed above.

General - CompX’s profitability primarily depends on its ability to utilize production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control manufacturing costs, primarily comprised of labor costs and materials.  The materials used in its products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel.  Total material costs represented approximately 43% of CompX’s cost of sales in 2020, with commodity-related raw materials accounting for approximately 12% of cost of sales. During 2019 and 2020, markets for the primary commodity-related raw materials used in the manufacture of its locking mechanisms, primarily zinc and brass, remained relatively stable. Over those same periods, the market for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, also remained relatively stable. While CompX expects the markets for its primary commodity-related raw materials to remain stable during 2021, it recognizes that economic conditions could introduce renewed volatility on these and other manufacturing materials.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs.  See Item 1 - “Business- Raw Materials.”

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(Dollars in millions)
Security Products:
Net sales	$98.4	$99.3	$87.9	1%	(12)%
Cost of sales	65.5	67.1	62.1	2	(7)
Gross margin	32.9	32.2	25.8	(2)	(20)
Operating costs and expenses	11.0	11.2	10.9	3	(3)
Operating income	$21.9	$21.0	$14.9	(4)	(29)

Gross margin	33.4%	32.5%	29.4%
Operating income margin	22.3	21.2	17.0

Security Products - Security Products net sales decreased 12% to $87.9 million in 2020 compared to $99.3 million in 2019. Certain Security Products market segments were slower to recover from the negative impact of COVID-19, primarily in the second and third quarters, including transportation which had $4.4 million lower sales than 2019, distribution customers which were $2.5 million lower than 2019, and office furniture which was $1.8 million lower than the same period in 2019. Gross margin and operating income margin for 2020 declined as compared to 2019 primarily due to lower sales and higher cost inventory produced during the second and third quarters and sold in the last half of the year. Security Products inventory produced during the second and third quarters of 2020 had a higher carrying value compared to prior periods due to higher cost per unit of production as a result of lower production volumes during these quarters of 2020. This negatively impacted its gross margin and operating income margin as this higher cost inventory was sold during the last half of 2020. Additionally, gross margin and operating income margin were unfavorably impacted by employer paid medical costs unrelated to the pandemic which increased $2.1 million in 2020 compared to 2019.

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

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(Dollars in millions)
Marine Components:
Net sales	$19.8	$24.9	$26.6	26%	7%
Cost of sales	14.4	18.2	19.6	26	8
Gross margin	5.4	6.7	7.0	25	5
Operating costs and expenses	2.7	3.1	2.9	16	(4)
Operating income	$2.7	$3.6	$4.1	33	12

Gross margin	27.2%	27.0%	26.4%
Operating income margin	13.8	14.6	15.3

Marine Components - Marine Components net sales increased 7% in 2020 as compared to 2019 primarily due to increased sales of $2.9 million to the towboat market, primarily wake enhancement systems and surf pipes to an original equipment boat manufacturer, predominantly in the second half of the year. Gross margin as a percentage of sales in 2020 was slightly below 2019 due to higher cost inventory produced during the second quarter and sold in the third quarter of the year, as well as higher depreciation expense resulting from the timing of capital expenditures. Operating income as a percentage of net sales increased in 2020 compared to 2019 principally due to the slight decrease in operating costs and expenses.

Marine Components net sales increased 26% in 2019 as compared to 2018 primarily due to increased sales to the towboat market, primarily wake enhancement systems and surf pipes to an original equipment boat manufacturer. Gross margin as a percentage of sales in 2019 was comparable to 2018. Operating income as a percentage of net sales increased in 2019 compared to 2018 principally due to improved coverage on operating costs and expenses facilitated by higher production volumes.

Outlook - In the second half of 2020, CompX’s sales began to recover from the historically low levels it experienced during the second quarter, with sales steadily improving for the remainder of the year. The COVID-19 pandemic continues to impact its operations and demand for its products particularly in the transportation, office furniture and distribution markets served by CompX’s Security Products reporting unit. In the second half of the year, CompX’s manufacturing operations returned to more normal production rates as demand from CompX’s customers began to return, although for CompX’s Security Products reporting unit, below pre-pandemic levels. CompX’s global and domestic supply chains remain intact, and CompX has experienced minimal supply chain disruptions. The markets CompX sells to have recovered to varying degrees, and CompX continues to work closely with all its customers and monitor their progress as they continue to adjust their operations. Even with the severe downturn during the second quarter, CompX’s Marine Component reporting unit sales outpaced prior year as demand for recreational boats increased as people sought socially distanced, outdoor activities.  CompX expects these trends to continue for at least the first part of 2021.

Considerable effort continues at all of CompX’s locations to manage COVID-19 conditions including enhanced health and safety protocols and cleaning and disinfecting efforts. Throughout the course of the COVID-19 pandemic, CompX has focused efforts on maintaining efficient operations while closely managing expenses and capital projects. In this regard, CompX is constantly evaluating staffing levels and believes current staffing levels are aligned with CompX’s sales and production forecasts for the first part of 2021.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future. Government actions in various regions have generally permitted the gradual resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 cases in certain regions. The success and timing of these mitigating actions will depend in part on continued deployment of effective tools to fight COVID-19, including availability of testing, effective treatments and vaccine distribution, before economic growth is likely to return to pre-pandemic levels. Even as these measures are implemented and become effective, they will not directly address the business and employment losses already experienced. As a result, CompX expects U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period.

Based on current conditions, CompX expects to report increased revenue and operating income in 2021 compared to 2020 but CompX does not expect CompX’s Security Products reporting unit to return to pre-pandemic levels experienced in 2019. As noted above, CompX’s Security Products production volumes remain below 2019 levels. As a result, CompX expects to continue to experience the negative impact of higher fixed costs per unit of production during 2021 which will continue to challenge gross margins in this reporting unit. The severity of the impact of COVID-19 on 2021 will depend on customer demand for CompX’s products, including the timing and extent to which its customers’ operations continue to be impacted, on CompX customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in CompX’s operations or its suppliers’ operations, all of which are difficult to predict. CompX’s operations teams meet frequently to ensure it is taking appropriate actions to maintain a safe working environment for all CompX’s employees, minimize operational disruptions, manage inventory levels and improve operating margins. It is possible CompX may temporarily close one or more of its facilities for the health and safety of its employees before the COVID-19 pandemic is over.

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

Corporate expense - Corporate expenses were $9.5 million in 2020, $3.0 million or 24% lower than in 2019 primarily due to lower litigation fees and related costs and lower administrative expenses partially offset by higher environmental remediation and related costs.  Included in corporate expenses are:

•	litigation fees and related costs of $1.9 million in 2020 compared to $4.0 million in 2019, and
•	environmental remediation and related costs of $.1 million in 2020 compared to a benefit of $.6 million in 2019.

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

Overall, we currently expect that our general corporate expenses in 2021 will be higher than in 2020 primarily due to higher expected litigation fees and related costs and higher environmental remediation and related costs.

The level of our litigation fees and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 17 to our Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expect to be involved during 2021 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2021, our corporate expenses would be higher than we currently estimate.  In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase in our accrued environmental costs.  See Note 17 to our Consolidated Financial Statements.

Interest and dividend income - Interest income decreased $4.1 million in 2020 compared to 2019 primarily due to lower average balances and lower interest rates on CompX’s revolving promissory note receivable from Valhi as well as lower average interest rates on invested balances partially offset by higher cash and cash equivalents available for investment.  Interest income increased $1.7 million in 2019 compared to 2018 primarily due to higher cash and cash equivalent and restricted cash and cash equivalent balances available for investment, higher average outstanding balances under CompX’s loan to Valhi under a promissory note and higher average interest rates.  We also recognized $.6 million of accrued interest income on the insurance recovery receivable in the second quarter of 2019.

Marketable equity securities - Unrealized gains or losses on our marketable equity securities are recognized in Marketable equity securities on our Consolidated Statements of Operations.  See Note 5 to our Consolidated Financial Statements.

Income tax expense (benefit) - We recognized an income tax benefit of $15.4 million in 2018, an income tax expense of $.6 million in 2019 and an income tax benefit of $2.5 million in 2020.

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received aggregate dividends from Kronos of $23.9 million in 2018 and $25.4 million in each of 2019 and 2020.  Our effective tax rate attributable to our equity in earnings (losses) of Kronos, including the effect of non-taxable dividends we received from Kronos, was 12.9% expense in 2018, .9% expense in 2019 and a 6.4% benefit in 2020.  The reduction in our effective rate from 2018 to 2019 and from 2019 to 2020 is primarily attributable to the net effects of Kronos’ lower earnings in 2019 as compared to 2018 and 2019 as compared to 2020 and the impact of the income tax benefit related to the non-taxable dividends received from Kronos.

We record a valuation allowance to reduce our deferred income tax assets to the amount that is expected to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future.  This could result in an adjustment to the valuation allowance up to the full deferred tax asset that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. At December 31, 2020, we had approximately $28.8 million of deferred tax assets primarily related to our litigation and environmental accruals.  At this time, we consider it more-likely-than-not that we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets.

See Note 14 to our Consolidated Financial Statements for more information about our 2020 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit).

Noncontrolling interest - Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in 2018 and 2019 and lower in 2020 due to lower earnings of CompX in 2020.

Related party transactions - We are a party to certain transactions with related parties.  See Notes 1 and 16 to our Consolidated Financial Statements.  It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Equity in earnings of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2018	2019	2020	2018-19	2019-20
	(Dollars in millions)
Net sales	$1,661.9	$1,731.1	$1,638.8	4%	(5)%
Cost of sales	1,099.7	1,344.9	1,287.6	22%	(4)%
Gross margin	$562.2	$386.2	$351.2

Income from operations	$330.1	$145.8	$116.2	(56)%	(20)%
Other income (loss), net	(16.8)	(6.0)	(17.2)	64	(187)
Interest expense	(19.5)	(18.7)	(19.0)	(4)	2
Income before income taxes	293.8	121.1	80.0
Income tax expense	88.8	34.0	16.1
Net income	$205.0	$87.1	$63.9

Percentage of net sales:
Cost of sales	66%	78%	79%
Income from operations	20%	8%	7%

Equity in earnings of Kronos Worldwide, Inc.	$62.3	$26.5	$19.4

TiO2 operating statistics:
Sales volumes*	491	566	531	15%	(6)%
Production volumes*	536	546	517	2%	(5)%

Change in TiO2 net sales:
TiO2 product pricing				(6)%	(2)%
TiO2 sales volumes				15	(6)
TiO2 product mix/other				(2)	2
Changes in currency exchange rates				(3)	1
Total				4%	(5)%
* Thousands of metric tons

Industry conditions and 2020 overview - Kronos started 2020 with average TiO2 selling prices 1% lower than at the beginning of 2019.  At the end of 2020, Kronos’ average TiO2 selling prices were comparable to the end of the third quarter of 2020 and 3% lower than at the beginning of the year.  Kronos experienced lower sales volumes in all major markets in 2020 as compared to sales volumes in 2019, primarily due to demand contraction related to the COVID-19 pandemic, which mainly impacted the second and third quarters.

The following table shows Kronos’ capacity utilization rates during 2019 and 2020.  Kronos’ production rates in 2020 were impacted by the COVID-19 pandemic as it decreased production levels early in the third quarter to correspond with a temporary decline in market demand, then increased production levels later in the third quarter and into the fourth quarter to align with improved demand and its market expectations for the near term.

	2019	2020

First Quarter	97%	95%
Second Quarter	97%	96%
Third Quarter	97%	86%
Fourth Quarter	100%	92%
Overall	98%	92%

Net sales - Kronos’ net sales decreased $92.3 million, or 5%, in 2020 compared to 2019, primarily due to a 6% decrease in sales volumes (which decreased net sales by approximately $104 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $35 million).  In addition to the impact of lower sales volumes and lower average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $9 million, or 1%, as compared to 2019.

Kronos’ sales volumes decreased 6% in 2020 as compared to the sales volumes of 2019 due to lower sales volumes in all major markets, with the European and export markets experiencing the most significant reductions.  A significant portion of the sales volume decrease occurred in the second and third quarters as a result of the demand contraction related to the COVID-19 pandemic.

Kronos’ net sales increased $69.2 million, or 4%, in 2019 compared to 2018, primarily due to the net effect of a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $100 million), a 15% increase in sales volumes (which increased net sales by approximately $249 million) and changes in currency exchange rates.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

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

Cost of sales and gross margin - Kronos’ cost of sales decreased $57.3 million, or 4%, in 2020 compared to 2019 due to the net effect of a 6% decrease in sales volumes, higher raw materials and other production costs of approximately $6 million (including higher cost for third-party feedstock and other raw materials) and currency exchange rate fluctuations.  Kronos’ cost of sales per metric ton of TiO2 sold in 2020 was higher as compared to 2019 (excluding the effect of changes in currency exchange rates) primarily due to a moderate rise in the cost of third-party feedstock we procured in 2019 and the first half of 2020.  Kronos’ cost of sales as a percentage of net sales increased to 79% in 2020 compared to 78% in 2019 primarily due to the unfavorable effects of lower average TiO2 selling prices and higher raw materials and other production costs, as discussed above, partially offset by improved sales and production volumes from its ilmenite mine operations.

Kronos’ gross margin as a percentage of net sales decreased to 21% in 2020 compared to 22% in 2019.  As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effect of lower sales volumes, lower average TiO2 selling prices, higher raw materials and other production costs and higher sales from its ilmenite mine operations.

Kronos’ cost of sales increased $245.2 million or 22% in 2019 compared to 2018 primarily due to the net impact of a 15% increase in sales volumes, higher raw materials and other production costs of approximately $122 million (including higher cost for third-party feedstock costs, energy and other raw materials) and currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales increased to 78% in 2019 compared to 66% in 2018 primarily due to the unfavorable effects of lower average selling prices and higher raw materials and other production costs, as discussed above.

Kronos’ gross margin as a percentage of net sales decreased to 22% in 2019 compared to 34% in 2018.  As discussed and quantified above, Kronos’ gross margin decreased primarily due to the net effect of lower average selling prices, higher sales volumes and higher raw materials and other production costs.

Other operating income and expense, net - Kronos’ selling, general and administrative expenses decreased $9.6 million, or 4%, in 2020 compared to 2019 primarily due to variable costs related to lower overall sales volumes. Kronos’ selling, general and administrative expenses were $228.2 million in 2019, which were comparable to such expenses in 2018.

Income from operations - Income from operations decreased by $29.6 million, from $145.8 million in 2019 to $116.2 million in 2020.  Income from operations as a percentage of net sales was 7% in 2020 compared to 8% in 2019.  This decrease was driven by the lower gross margin discussed above for the comparable periods.

Kronos estimates that changes in currency exchange rates increased income from operations by approximately $6 million in 2020 as compared to 2019 as discussed in the Effects of currency exchange rates section below.

Kronos’ income from operations in 2020 was also minimally impacted by the effects of Hurricane Laura which temporarily halted production at LPC on August 24, 2020.  Although storm damage to core manufacturing facilities was not severe, a variety of factors, including loss of utilities, limited availability of employees to return to work and restrictions on the facility’s access to raw materials, prevented the resumption of operations until September 25, 2020.  LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations.  The Kronos warehouse and slurry facilities located near LPC’s facility were also temporarily closed due to the hurricane, but property damage to these facilities was not significant. Kronos’ 2020 income from operations includes immaterial costs related to Hurricane Laura, primarily costs to relocate inventory and modify shipping schedules in order to maintain service levels to its customers following the hurricane. Kronos believes insurance (subject to applicable deductibles) will cover a majority of its losses from the hurricane, including property damage, business interruption losses related to its share of LPC’s lost production and other costs resulting from the disruption of operations, but no insurance recoveries have yet been recognized as the allowable damage claim amounts are not presently determinable.  On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility.  Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane.  Similar to Hurricane Laura, losses determined to be incurred by LPC and Kronos as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

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

Other non-operating income (expense) - Kronos recognized a loss of $1.1 million in 2020 and $.1 million in 2019 on the change in value of its marketable equity securities.  Other components of net periodic pension and postretirement benefits other than pensions, or OPEB, cost in 2020 increased $4.2 million compared to 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets.  Interest expense in 2020 was comparable to 2019.

Kronos’ loss on marketable equity securities was $.1 million in 2019 and $7.3 million in 2018.  Other components of net periodic pension and OPEB cost in 2019 was comparable to 2018.  Interest expense in 2019 was comparable to 2018.

Income tax expense - Kronos recognized income tax expense of $16.1 million in 2020 compared to income tax expense of $34.0 million in 2019.  The decrease is primarily due to lower earnings in 2020 and the jurisdictional mix of such earnings.  In addition, Kronos’ income tax expense in 2019 includes an income tax benefit recognized in the fourth quarter of $3.0 million related to the favorable settlement of a prior year tax matter in Germany, with $1.5 million recognized as a current cash tax benefit and $1.5 million recognized as a non-cash deferred income tax benefit related to an increase to its German net operating loss carryforward.  In addition, in the fourth quarter of 2019, Kronos recognized a non-cash deferred income tax expense of $5.5 million primarily related to the revaluation of its net deferred income tax asset in Germany resulting from a decrease in the German trade tax rate.

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

Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions.  Generally, Kronos’ consolidated effective income tax rate is higher than the U.S. federal statutory tax rate of 21% primarily because the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  However, in 2020 Kronos’ consolidated effective income tax rate is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.

Kronos’ consolidated effective income tax rate in 2021 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of its non-U.S. operations will be higher than the income tax rates applicable to its U.S. operations and due to the expected mix of earnings.

Effects of currency exchange rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of its sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of its sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently Kronos’ non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all Kronos’ production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency and (ii) changes in currency exchange rates during time periods when Kronos’ non-U.S. operations are holding non-local currency (primarily U.S. dollars).

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates - 2020 vs. 2019
				Translation
				gains -	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2019	2020	Change	rate changes	2020 vs. 2019
			(In millions)
Impact on:
Net sales	$-	$-	$-	$9	$9
Income from operations	2	(4)	(6)	12	6

The $9 million increase in Kronos’ net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into more U.S. dollars in 2020 as compared to 2019.  The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2020 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $6 million increase in income from operations was comprised of the following:

•

Lower net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and

U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations, and
•

Approximately $12 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2020 as compared to 2019.

Impact of changes in currency exchange rates - 2019 vs. 2018
			Translation
			gains	Total currency
Transaction gains/(losses) recognized			impact of	impact
2018	2019	Change	rate changes	2019 vs. 2018
		(In millions)
Impact on:
Net sales	$-	$-	$-	$(49)	$(49)
Income from operations	10	2	(8)	5	(3)

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

The $3 million decrease in Kronos’ income from operations was comprised of the following:

•

Lower net currency transactions gains of approximately $8 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and

•

Approximately $5 million from net currency translation gains primarily caused by the strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as Kronos’ local currency-denominated operating costs were translated into fewer U.S. dollars in 2019 as compared to 2018, partially offset by the strengthening of the U.S. dollar relative to the euro as the reduction in net sales caused by such strengthening of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effect of euro-denominated operating costs being translated into fewer U.S. dollars in 2019 as compared to 2018.

Outlook

In the second half of 2020 Kronos’ sales volumes increased from the reduced levels it experienced during the first half of the year, primarily during the second quarter. However, the COVID-19 pandemic, including the measures employed to mitigate its spread, continued to impact Kronos’ operations through reduced demand for its products and resulted in lower sales and earnings in 2020 than otherwise would have been expected.  Kronos’ manufacturing facilities operated at near planned production rates in the first half of 2020, however, early in the third quarter Kronos decreased its production levels to align with demand and its market expectations for the near term, and late in the third quarter and into the fourth quarter Kronos began increasing production levels as demand improved.

The advance of the COVID-19 pandemic and the global efforts to mitigate its spread have resulted in sharp contractions of vast areas of the global economy and are expected to continue to challenge workers, businesses and governments for the foreseeable future.  Government actions in various regions have generally permitted the resumption of commercial activities following various regional shutdowns, but further government action restricting economic activity is possible in an effort to mitigate increases in COVID-19 in certain regions.  As a result, Kronos expects U.S. and worldwide gross domestic product to be significantly impacted for an indeterminate period of time.  While many of Kronos’ products are used by its customers in end-products that thus far have remained in demand across the world economy, Kronos believes overall demand for its products and its customers’ products will continue to be impacted by reduced economic activity.

Despite negative impacts and continued uncertainty on worldwide gross domestic product from COVID-19, Kronos has experienced increasing demand for its products in the second half of 2020 and expects these demand levels to continue into 2021.  As such, Kronos expects its 2021 sales and income from operations to be higher than in 2020, principally as a result of higher average TiO2 selling prices and higher sales volumes.  Kronos also expects its production volumes in 2021 to be slightly higher as compared to 2020 production volumes, in line with expected increased demand for its products.  The full extent of the COVID-19 impact on Kronos’ operations will depend on numerous factors, including customer demand for its products, any future disruption in its operations or its suppliers’ operations and the timing and effectiveness of measures deployed to fight COVID-19, all of which are uncertain and cannot be predicted.  Kronos will continue to monitor current and anticipated near-term customer demand throughout the year and further align its production and inventory levels accordingly.

Kronos experienced increases in its feedstock costs in 2019 and during the first half of 2020 before the costs moderated in the second half of 2020.  Kronos expects its feedstock costs to remain relatively consistent in 2021 as compared to the average 2020 costs.  To-date, the availability of raw materials has not been adversely impacted by the COVID-19 pandemic.

At the beginning of 2020, Kronos’ average TiO2 selling prices were 1% lower than at the beginning of 2019 and average TiO2 selling prices decreased 3% during 2020.  Due to increasing customer demand experienced in the second half of 2020, Kronos expects prices to rise slightly in 2021.

Kronos’ manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19 and are in varying stages of outbreak and recovery. Kronos continues to employ a variety of methods to protect the health and well-being of its workforce and its customers, including the implementation of contact tracing, deep cleaning and disinfecting of facilities, work-from-home strategies and staggered shift deployment, among other health and safety protocols.  To-date, Kronos has had limited cases of COVID-19 among its workforce and all of its facilities have remained open and operational.  Kronos commends its employees for their continuing efforts and support in these challenging times as Kronos works to foster their physical and economic health as well as that of the company.

Operations outside the United States

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates.  At December 31, 2020, Kronos had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

We believe the most critical accounting policies and estimates involving significant judgment primarily relate to contingencies, certain long-lived assets, considerations in the recoverability and impairment assessments for goodwill and defined benefit pension plans.  We have discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors.

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

Obligations for environmental remediation costs are difficult to assess and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2021, our corporate expenses would be higher than we currently estimate.  In addition, we adjust our environmental remediation and related costs accruals (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.  Such further information or changed circumstances could result in an increase in our accrued environmental costs.  See Note 17 to our Consolidated Financial Statements.

•

Long-lived assets - The net book value of our property and equipment totaled $28.9 million at December 31, 2020, all of which relates to CompX.  We assess property and equipment for impairment only when circumstances indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators are present.  We did not evaluate any long-lived assets for impairment during 2020 because no such impairment indicators were present.

•

Goodwill - Our net goodwill totaled $27.2 million at December 31, 2020, all related to CompX’s Security Products reporting unit.  Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  CompX performs its annual goodwill impairment test in the third quarter of each year or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in CompX’s market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability.  An entity may first assess qualitative factors to determine whether it is necessary to complete the two-step quantitative impairment test using a more-likely-than-not criteria.  If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the two-step quantitative impairment test can be bypassed.  Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the two-step quantitative impairment test.

When performing a qualitative assessment considerable management judgment is necessary to evaluate the qualitative impact of events and circumstances on the fair value of a reporting unit.  Events and circumstances considered in our impairment evaluations, such as CompX’s historical profits and stability of the markets served, are consistent with factors utilized with our internal projections and operating plan.  However, future events and circumstances could result in materially different findings which could result in the recognition of a material goodwill impairment.

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

In 2020, CompX used the qualitative assessment for its annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as it concluded it is more-likely-than-not the fair value of the Security Products reporting unit exceeded its carrying amount.  See Notes 1 and 7 to our Consolidated Financial Statements.

•

Defined benefit pension plans - We maintain a defined benefit pension plan in the U.S. and a plan in the United Kingdom (U.K.)  See Note 11 to our Consolidated Financial Statements.  We recognized consolidated defined benefit pension plan expense of $.7 million in 2018, $1.6 million in 2019 and $1.0 million in 2020.  The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes.  We made contributions to our plans of approximately $2.8 million in 2018, $3.2 million in 2019 and $1.8 million in 2020.

Under defined benefit pension plan accounting, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.  We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheets.

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

At December 31, 2020, our projected benefit obligations for defined benefit plans comprised $43.8 million related to the U.S. plan and $9.1 million for the U.K. plan, which is associated with a former disposed business.  We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2018 and expense in 2019	Obligations at December 31, 2019 and expense in 2020	Obligations at December 31, 2020 and expense in 2021
United States	4.1%	3.1%	2.2%
United Kingdom	2.8%	2.0%	1.4%

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

At December 31, 2020, approximately 74% of the plan assets were related to our plan in the U.S., with the remainder related to the U.K. plan.  We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  See Note 11 to our Consolidated Financial Statements.

Our assumed long-term rates of return on plan assets for 2018, 2019 and 2020 were as follows:

	2018	2019	2020
United States	7.5%	5.5%	4.5%
United Kingdom	6.5%	2.8%	3.3%

Our long-term rate of return on plan asset assumptions in 2021 used for purposes of determining our 2021 defined benefit pension plan expense is 4.0% for the U.S. plan and 1.3% for the U.K. plan.

In addition to the actuarial assumptions discussed above, because we maintain a defined benefit pension plan in the U.K., the amount of recognized defined benefit pension expense and the amount of net pension asset and net pension liability will vary based upon relative changes in currency exchange rates.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2021, we expect to recognize defined benefit pension expense of approximately $1.0 million in 2021.  In comparison, we expect to be required to contribute approximately $1.2 million to such plans during 2021.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for each of our plans as of December 31, 2020, our aggregate projected benefit obligations would have increased by approximately $1.1 million at that date.  Such a change would not materially impact our defined benefit pension expense for 2021.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for our plans, such a change would not materially impact our defined benefit pension expense for 2021.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income (loss) from operations. Changes in working capital are primarily related to changes in receivables and inventories (as discussed below) and payables and accrued liabilities.  Net cash provided by operating activities was $19.0 million in 2020 compared to $27.4 million in 2019.  The $8.4 million net decrease in cash provided by operating activities includes the net effects of:
•

First annual installment payment of $12.0 million in 2020 compared to the initial cash payment of $25.0 million in 2019 related to the litigation settlement discussed in Note 17 to our Consolidated Financial Statements;

•

higher net cash used for relative changes in receivables, inventories, prepaid expenses, payables and accrued liabilities in 2020 of $14.8 primarily due to the reclassification of $15.0 million from accrued insurance recovery receivable to noncurrent restricted cash in 2019;

•	lower income from operations from CompX in 2020 of $5.9 million;
•	lower cash received for insurance recoveries in 2020 of $5.3 million;
•	lower cash paid for environmental remediation and related costs in 2020 of $2.0 million related to settlement of an environmental site in 2019; and
•

a $2.8 million decrease in interest received in 2020 due to lower average interest rates and to a lesser extent a lower average affiliate receivable balance, partially offset by the relative timing of interest received.

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

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net cash provided by (used in) operating activities:
CompX	$17.2	$18.5	$15.5
NL Parent and wholly-owned subsidiaries	2.1	11.9	7.8
Eliminations	(2.2)	(3.0)	(4.3)
Total	$17.1	$27.4	$19.0

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our total average days sales outstanding decreased from December 31, 2019 to December 31, 2020 primarily as a result of the timing of sales and collections in the last month of 2020 as compared to 2019.  As shown below, our average number of days in inventory decreased from December 31, 2019 to December 31, 2020 primarily as a result of rapid sales growth for the Marine Components reporting unit in the fourth quarter of 2020. For comparative purposes, we have provided 2018 numbers below.

	2018	2019	2020
Days sales outstanding	40 days	36 days	33 days
Days in inventory	80 days	81 days	75 days

Investing activities

Capital expenditures, substantially all of which relate to CompX, have primarily emphasized improving manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain facilities and technology infrastructure.  Capital expenditures were $3.1 million in 2018, $3.2 million in 2019 and $1.7 million in 2020.  As a result of the COVID-19 pandemic, CompX limited 2020 expenditures to those required to meet its expected customer demand and those required to properly maintain its facilities and technology infrastructure.

Investing activities also include net collections by CompX from Valhi of $4.2 million ($46.8 million of gross borrowings and $51.0 million of gross repayments) in 2018, net collections of $5.9 million ($34.9 million of gross borrowings and $40.8 million of gross repayments) in 2019 and net borrowings of $1.4 million ($34.8 million of gross borrowings and $33.4 million of gross repayments) in 2020 under a promissory note receivable from an affiliate.   See Note 16 to our Consolidated Financial Statements.

During 2019, investing activities also included proceeds from a sale of excess property of $4.6 million in the third quarter and net proceeds from the sale of our insurance and risk management business of $2.9 million in the fourth quarter.

Financing activities

During 2020, our board of directors approved and we paid quarterly dividends of $.04 per share to NL stockholders aggregating $7.8 million. In February 2021 our board of directors declared a first quarter 2021 dividend of $.06 per share, to be paid on March 25, 2021 to NL stockholders of record as of March 15, 2021. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities include CompX dividends paid to its stockholders other than us aggregating $.3 million in 2018, $.5 million in 2019 and $.7 million in 2020.

Outstanding debt obligations

At December 31, 2020, NL had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our revolving credit facility with Valhi at December 31, 2020.  See Note 10 to our Consolidated Financial Statements.

Kronos’ North American and European revolvers and its senior secured notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type.  Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos’ European revolving credit facility also requires the maintenance of certain financial ratios, and one of such requirements is based on the ratio of net debt to the last twelve months EBITDA of the borrowers.  Kronos is in compliance with all of its debt covenants at December 31, 2020.  Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At December 31, 2020, we had aggregate cash, cash equivalents and restricted cash of $165.3 million, substantially all of which was held in the U.S.  A detail (in millions) by entity is presented in the table below.

CompX	$70.6
NL Parent and wholly-owned subsidiaries	94.7
Total	$165.3

In addition, at December 31, 2020 we owned 1.2 million shares of Valhi common stock with an aggregate market value of $18.2 million.  See Note 5 to our Consolidated Financial Statements.  We also owned 35.2 million shares of Kronos common stock at December 31, 2020 with an aggregate market value of $525.1 million.  See Note 6 to our Consolidated Financial Statements.

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

Based upon our expectations of operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2021).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At December 31, 2020, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing under the facility.  See Note 10 to our Consolidated Financial Statements.

Capital expenditures

Capital expenditures for 2021 are estimated at approximately $4 million, substantially all of which relate to CompX.  CompX’s 2021 capital investments are primarily to maintain and improve the cost-effectiveness of its facilities and equipment.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2021, based on the number of shares of common stock of these affiliates we own as of December 31, 2020 and their current regular quarterly dividend rate, is presented in the table below.  In this regard, in March 2021 CompX increased its regular quarterly dividend from $.10 to $.20 per share, beginning with its dividend payable in March 2021.

	Shares held at December 31, 2020	Quarterly dividend rate	Annual expected dividend
	(In millions)		(In millions)
Kronos	35.2	$.18	$25.4
CompX	10.8	.20	8.6
Valhi	1.2	.08	.4
Total expected annual dividends			$34.4

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

As more fully described in the Notes to our Consolidated Financial Statements, we are party to various debt, leases and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Note 10 to our Consolidated Financial Statements.  The following table summarizes our contractual commitments as of December 31, 2020 by the type and date of payment.

	Payment due date
Contractual commitment	2021	2022/2023	2024/2025	2026 and after	Total
	(In millions)
Indebtedness: principal payments	$-	$.5	$-	$-	$.5
Legal settlement	12.0	24.0	28.7	-	64.7
Operating leases	.1	-	-	-	.1
Purchase obligations	13.1	-	-	-	13.1
Fixed asset acquisitions	.3	-	-	-	.3
	$25.5	$24.5	$28.7	$-	$78.7

The timing and amount shown for principal payments on our outstanding indebtedness (which consists of our secured revolving credit facility with Valhi) is based on the contractual maturity date of such indebtedness.  Interest expense associated with such outstanding indebtedness at December 31, 2020 is not material.  The amount shown for our commitments related to legal settlement, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.  The timing and amount shown for purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments.  Fixed asset acquisitions include firm purchase commitments for capital projects.

The above table does not include:

•

Amounts we might pay to fund our defined benefit pension and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  Our defined benefit pension plans are discussed in greater detail in Note 11 to our Consolidated Financial Statements.  We currently expect we will be required to contribute an aggregate of $1.2 million to our defined benefit pension plans during 2021, as discussed in further detail above.

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

Interest rates - We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.  We have an outstanding principal amount of indebtedness of $.5 million at December 31, 2020 bearing interest at prime plus 1.875% (5.13% at December 31, 2020) with a maturity date of December 31, 2023.  The carrying value of such outstanding indebtedness approximates its fair value.

We are also exposed to market risk from changes in interest rates, primarily related to CompX’s note receivable from affiliate.  The outstanding principal amount of the note receivable from affiliate of $29.5 million at December 31, 2020 bears interest at prime plus 1.0% (4.25% at December 31, 2020). We received interest income of $1.5 million from the note during 2020.

Marketable security prices - We are exposed to market risk due to changes in prices of the marketable securities which we own.  The fair value of our equity securities at December 31, 2019 and 2020 was $26.9 million and $18.2 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $2.7 million and $1.8 million at December 31, 2019 and 2020, respectively.

Raw materials - CompX will occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs.  CompX does not have long-term supply agreements for its raw material requirements because either it believes the risk of unavailability of those raw materials is low and it believes the downside risk of price volatility to be too great or because long-term supply agreements for those materials are generally not available.  CompX does not engage in commodity raw material hedging programs.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Amy Allbach Samford, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2020.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2020, our chief executive officer filed such annual certification with the NYSE.  The 2020 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2020 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2021 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2021 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2021 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2021 proxy statement.  See also Note 16 to our Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to our 2021 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)Financial Statements

The Registrant

The consolidated financial statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (30%-owned at December 31, 2020) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.  Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1.  The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)Exhibits

We have included as exhibits the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2020 will be furnished to the Commission upon request.

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

4.1	Description of the Registrant’s Capital Stock. - incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2019.
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

10.12**	Unsecured Revolving Demand Promissory Note dated December 31, 2020 in the principal amount of $40.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.
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

10.24

Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. dated as of January 1, 2020 - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Annual Report on Form 10-K (File No. 001-31763) for the year ended December 31, 2019.

10.25

Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation dated as of January 1, 2020 - incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2019.

10.26

Unsecured Revolving Demand Promissory Note dated December 31, 2020 in the original principal amount of $40.0 million executed by Valhi, Inc. and payable to the order of CompX International Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of CompX International Inc. (File No. 1-13905) for the year ended December 31, 2020.

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

21.1 **	Subsidiaries of the Registrant
23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.
23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.
31.1 **	Certification
31.2 **	Certification

Item No.	Exhibit Index
32.1 **	Certification
99.1	Consolidated financial statements of Kronos Worldwide, Inc. - incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2020.
101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or arrangement.
**	Filed herewith
(P)	Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc.
(Registrant)

By:/s/Robert D. Graham
Robert D. Graham, March 10, 2021
(Vice Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 10, 2021	John E. Harper, March 10, 2021
(Chair of the Board (non-executive))	(Director)

/s/ Robert D. Graham	/s/ Meredith W. Mendes
Robert D. Graham, March 10, 2021	Meredith W. Mendes, March 10, 2021
(Vice Chairman and Chief Executive Officer)	(Director)

/s/ Amy Allbach Samford	/s/ Cecil H. Moore, Jr.
Amy Allbach Samford, March 10, 2021	Cecil H. Moore, Jr., March 10, 2021
(Vice President and Chief Financial Officer, Principal Financial Officer)	(Director)

/s/ Patty S. Brinda	/s/ Thomas P. Stafford
Patty S. Brinda, March 10, 2021	Thomas P. Stafford, March 10, 2021
(Vice President and Controller, Principal Accounting Officer)	(Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NL Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NL Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Environmental Remediation and Related Matters

As described in Note 17 to the consolidated financial statements, management evaluates the potential range of the Company’s liability for environmental remediation and related costs at sites where the Company has been named as a potentially responsible party (PRP) or defendant.  As of December 31, 2020, management accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters. Liabilities related to environmental remediation and related matters (including costs associated with damages for property damage and/or damages for injury to natural resources) are recorded when management determines that estimated future expenditures are probable and reasonably estimable. As disclosed by management, environmental remediation and related costs accruals (and the potential range of the Company’s liabilities) are adjusted as further information becomes available or as circumstances change which involves management’s judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.

The principal considerations for our determination that performing procedures relating to environmental remediation and related matters is a critical audit matter are the significant judgment by management when assessing the accruals and the potential range of the Company’s liabilities and when determining whether estimated future expenditures are probable and reasonably estimable, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to management’s assessment of the accruals and the potential range of the liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of environmental remediation and related matters (including costs and estimates associated with damages for property damage and/or damages for injury to natural resources), including controls over determining whether estimated future expenditures are probable and reasonably estimable, as well as the related financial statement disclosures. These procedures also included, among others, (i) obtaining the rollforward of environmental accrual activity for each matter and, for a sample of sites, reviewing and discussing site activity with management, (ii) obtaining and evaluating responses to letters of audit inquiry from internal and external legal counsel, and (iii) evaluating the sufficiency of the Company’s environmental remediation and related matters disclosures.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2021

We have served as the Company's auditor since 1924.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$129,730	$137,039
Restricted cash and cash equivalents	2,695	2,695
Accounts and other receivables, net	11,929	11,142
Receivables from affiliates	581	313
Inventories, net	18,348	18,337
Prepaid expenses and other	1,401	1,638

Total current assets	164,684	171,164

Other assets:
Restricted cash and cash equivalents	25,445	25,538
Note receivable from affiliate	28,100	29,500
Marketable securities	26,877	18,206
Investment in Kronos Worldwide, Inc.	248,355	242,374
Goodwill	27,156	27,156
Other assets, net	5,860	5,262

Total other assets	361,793	348,036

Property and equipment:
Land	4,940	4,940
Buildings	23,047	23,146
Equipment	67,718	68,227
Construction in progress	1,002	1,010
	96,707	97,323
Less accumulated depreciation	65,692	68,373

Net property and equipment	31,015	28,950

Total assets	$557,492	$548,150

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2019	2020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,438	$2,647
Accrued litigation settlement	11,830	11,830
Accrued and other current liabilities	10,601	10,253
Accrued environmental remediation and related costs	3,065	2,027
Payables to affiliates	801	725
Income taxes	73	25

Total current liabilities	29,808	27,507

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	91,443	91,389
Long-term litigation settlement	60,081	49,403
Deferred income taxes	33,957	33,830
Accrued pension costs	8,230	6,392
Other	6,260	3,780

Total noncurrent liabilities	200,471	185,294

Equity:
NL stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Common stock, $.125 par value; 150,000 shares authorized; 48,756 and 48,789 shares issued and outstanding	6,094	6,098
Additional paid-in capital	299,102	299,093
Retained earnings	251,000	257,875
Accumulated other comprehensive loss	(251,690)	(251,189)

Total NL stockholders' equity	304,506	311,877

Noncontrolling interest in subsidiary	22,707	23,472

Total equity	327,213	335,349

Total liabilities and equity	$557,492	$548,150

Commitments and contingencies (Notes 14 and 17)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2018	2019	2020
Net sales	$118,217	$124,243	$114,537
Cost of sales	79,946	85,280	81,689

Gross margin	38,271	38,963	32,848

Selling, general and administrative expense	20,460	21,297	21,031
Other operating income (expense):
Insurance recoveries	1,298	5,138	81
Other income, net	644	7,444	18
Litigation settlement expense, net	(62,000)	(19,266)	-
Corporate expense	(18,419)	(12,591)	(9,559)

Income (loss) from operations	(60,666)	(1,609)	2,357

Equity in earnings of Kronos Worldwide, Inc.	62,316	26,470	19,437

Other income (expense):
Interest and dividend income	5,069	6,672	2,599
Marketable equity securities	(60,941)	(863)	(8,671)
Other components of net periodic pension and OPEB cost	(115)	(1,375)	(784)
Interest expense	(37)	(681)	(1,350)

Income (loss) before income taxes	(54,374)	28,614	13,588

Income tax expense (benefit)	(15,361)	579	(2,515)

Net income (loss)	(39,013)	28,035	16,103
Noncontrolling interest in net income of subsidiary	2,004	2,191	1,423

Net income (loss) attributable to NL stockholders	$(41,017)	$25,844	$14,680

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$(.84)	$.53	$.30

Weighted average shares used in the calculation of net income (loss) per share	48,727	48,745	48,776

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2018	2019	2020

Net income (loss)	$(39,013)	$28,035	$16,103

Other comprehensive income (loss), net of tax:
Currency translation	(7,967)	(409)	3,268
Defined benefit pension plans	(2,335)	(2,971)	(2,447)
Other postretirement benefit plans	(162)	(40)	(320)

Total other comprehensive income (loss), net	(10,464)	(3,420)	501

Comprehensive income (loss)	(49,477)	24,615	16,604
Comprehensive income attributable to noncontrolling interest	2,004	2,191	1,423

Comprehensive income (loss) attributable to NL stockholders	$(51,481)	$22,424	$15,181

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2018, 2019 and 2020

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2017	$6,089	$300,866	$220,104	$(191,737)	$17,756	$353,078
Change in accounting principle-ASU 2016-01	-	-	46,069	(46,069)	-	-
Balance at January 1, 2018, as adjusted	6,089	300,866	266,173	(237,806)	17,756	353,078

Net income (loss)	-	-	(41,017)	-	2,004	(39,013)
Other comprehensive loss, net of tax	-	-	-	(10,464)	-	(10,464)
Issuance of NL common stock	1	119	-	-	-	120
Dividends paid to noncontrolling interest	-	-	-	-	(335)	(335)
Other, net	-	154	-	-	18	172

Balance at December 31, 2018	6,090	301,139	225,156	(248,270)	19,443	303,558

Net income	-	-	25,844	-	2,191	28,035
Other comprehensive loss, net of tax	-	-	-	(3,420)	-	(3,420)
Issuance of NL common stock	4	96	-	-	-	100
Dividends paid to noncontrolling interest	-	-	-	-	(470)	(470)
Other, net	-	(2,133)	-	-	1,543	(590)

Balance at December 31, 2019	6,094	299,102	251,000	(251,690)	22,707	327,213

Net income	-	-	14,680	-	1,423	16,103
Other comprehensive income, net of tax	-	-	-	501	-	501
Issuance of NL common stock	4	96	-	-	-	100
Dividends paid - $.16 per share	-	-	(7,805)	-	-	(7,805)
Dividends paid to noncontrolling interest	-	-	-	-	(676)	(676)
Other, net	-	(105)	-	-	18	(87)

Balance at December 31, 2020	$6,098	$299,093	$257,875	$(251,189)	$23,472	$335,349

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2018	2019	2020
Cash flows from operating activities:
Net income (loss)	$(39,013)	$28,035	$16,103
Depreciation and amortization	3,476	3,685	3,827
Deferred income taxes	(15,178)	430	(2,530)
Equity in earnings of Kronos Worldwide, Inc.	(62,316)	(26,470)	(19,437)
Dividends received from Kronos Worldwide, Inc.	23,948	25,356	25,356
Marketable equity securities	60,941	863	8,671
Cash funding of benefit plans in excess of net benefit plan expense	(1,875)	(1,574)	(792)
Noncash interest expense	-	646	1,321
Net gain from sale of excess property	-	(4,424)	-
Net gain from sale of business	-	(3,000)	-
Other, net	(2)	281	93
Change in assets and liabilities:
Accounts and other receivables, net	(16,786)	15,487	1,121
Inventories, net	(1,846)	(1,439)	(193)
Prepaid expenses and other	(162)	(77)	(237)
Accounts payable and accrued liabilities	61,769	(26,365)	(13,163)
Income taxes	16	33	(77)
Accounts with affiliates	1,113	444	193
Accrued environmental remediation and related costs	(13,698)	(3,703)	(1,092)
Other noncurrent assets and liabilities, net	16,689	19,227	(141)

Net cash provided by operating activities	17,076	27,435	19,023

Cash flows from investing activities:
Capital expenditures	(3,118)	(3,166)	(1,740)
Note receivable from affiliate:
Loans	(46,800)	(34,900)	(34,828)
Collections	51,000	40,800	33,428
Proceeds from sale of excess property	-	4,636	-
Proceeds from sale of business	-	2,925	-
Cash, cash equivalents and restricted cash and cash equivalents of business at time of sale	-	(504)	-
Other	225	125	-

Net cash provided by (used in) investing activities	1,307	9,916	(3,140)

Cash flows from financing activities:
Dividends paid	-	-	(7,805)
Distributions to noncontrolling interests in subsidiary	(335)	(470)	(676)

Net cash used in financing activities	(335)	(470)	(8,481)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2018	2019	2020
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	$18,048	$36,881	$7,402
Balance at beginning of year	102,941	120,989	157,870
Balance at end of year	$120,989	$157,870	$165,272

Supplemental disclosures:
Cash paid for (received):
Interest	$34	$36	$27
Income taxes, net	(1,716)	(118)	46
Noncash investing - receivable from sale of business	-	325	-

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 1 - Summary of significant accounting policies:

Nature of our business - NL Industries, Inc.  (NYSE: NL) is primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  (NYSE American: CIX).  We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc.  (NYSE:  KRO).

Organization - At December 31, 2020, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons.  Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2020 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Our results of operations for 2020 were significantly impacted by the COVID-19 pandemic, primarily in the second and third quarters, due to government mandated closures and reduced demand for many of CompX’s and Kronos’ products resulting from the rapid contraction of vast areas of the global economy. The extent of the impact of the COVID-19 pandemic on our future operations will depend on the time period and degree to which the COVID-19 pandemic persists in the global economy, including the timing and extent to which CompX’s and Kronos’ customers’ operations continue to be impacted, their customers’ perception as to when consumer demand for their products will return to pre-pandemic levels and on any future disruptions in their operations or their suppliers’ operations, all of which are difficult to predict.

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

We classify all of our marketable securities as available-for-sale.  Unrealized gains or losses on the securities are recognized in Marketable equity securities on our Consolidated Statements of Operations.  We base realized gains and losses upon the specific identification of the securities sold. See Notes 5 and 11.

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

Income taxes - We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S.  federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 17.  As a member of the Contran Tax Group, we are party to a tax sharing agreement with Valhi and Contran which provides that we compute our provision for income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to our tax sharing agreement, we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  We received net refunds from Valhi for income taxes of $1.7 million in 2018, $.2 million in 2019 and nil in 2020.

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

Environmental remediation costs - We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust these accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to present value.  We recognize any recoveries of remediation costs from other parties when we deem their receipt probable.  At December 31, 2019 and December 31, 2020, we had not recognized any such receivables for recoveries.  We expense any environmental remediation related legal costs as incurred.  See Note 17.

Net sales - Our sales involve single performance obligations to ship our products pursuant to customer purchase orders.  In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order verification notice generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms.  In accordance with Revenue from Contracts with Customers (ASC 606), we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery.  Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment.  In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

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

Note 2 - Business and geographic information:

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

	Years ended December 31,
	2018	2019	2020
	(In thousands)
Net sales:
Security Products	$98,383	$99,328	$87,863
Marine Components	19,834	24,915	26,674
Total	$118,217	$124,243	$114,537

For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer.

	Years ended December 31,
	2018	2019	2020
	(In thousands)
Net sales - point of destination:
United States	$108,773	$114,186	$107,712
Canada	6,436	7,257	4,423
Mexico	1,438	922	431
Other	1,570	1,878	1,971
Total	$118,217	$124,243	$114,537

All of our net property and equipment is located in the United States at December 31, 2019 and 2020.

Note 3 - Accounts and other receivables, net:

	December 31,
	2019	2020
	(In thousands)
Trade receivables - CompX	$11,940	$10,801
Accrued insurance recoveries	28	18
Other receivables	31	393
Allowance for doubtful accounts	(70)	(70)
Total	$11,929	$11,142

Accrued insurance recoveries are discussed in Note 17.

Note 4 - Inventories, net:

	December 31,
	2019	2020
	(In thousands)
Raw materials	$2,941	$3,220
Work in process	11,771	11,668
Finished products	3,636	3,449
Total	$18,348	$18,337

Note 5 - Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc. Our shares of Valhi common stock are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets and represent a Level 1 input within the fair value hierarchy. Unrealized gains or losses on the securities are recognized in Marketable equity securities on our Consolidated Statements of Operations.

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	gain (loss)
		(In thousands)
December 31, 2019
Noncurrent assets
Valhi common stock	1	$26,877	$24,347	$2,530

December 31, 2020
Noncurrent assets
Valhi common stock	1	$18,206	$24,347	$(6,141)

At December 31, 2019 and 2020, we held approximately 1.2 million shares of our immediate parent company, Valhi.  See Note 1.  The per share quoted market price of Valhi common stock at December 31, 2019 and 2020 was $22.44 and $15.20, respectively.  Valhi implemented a reverse split of its common stock at a ratio of 1-for-12 effective on June 1, 2020.  We have adjusted all share and per-share disclosures related to our investment in Valhi stock for all periods prior to June 2020 to give effect to the reverse stock split.  The reverse stock split had no financial statement impact to us, and our ownership interest in Valhi did not change as a result of the split.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 - Investment in Kronos Worldwide, Inc.:

At December 31, 2019 and 2020, we owned approximately 35.2 million shares of Kronos common stock.  The per share quoted market price of Kronos common stock at December 31, 2019 and 2020 was $13.40 and $14.91 per share, respectively, or an aggregate market value of $471.9 million and $525.1 million, respectively.  The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Years ended December 31,
	2018	2019	2020
	(In millions)
Balance at the beginning of the year	$229.5	$255.5	$248.4
Equity in earnings of Kronos	62.3	26.5	19.4
Dividends received from Kronos	(23.9)	(25.4)	(25.4)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(10.1)	(.5)	4.1
Defined benefit pension plans	(2.2)	(6.7)	(3.7)
Other postretirement benefit plans	(.1)	(.1)	(.1)
Other	-	(.9)	(.3)
Balance at the end of the year	$255.5	$248.4	$242.4

Selected financial information of Kronos is summarized below:

	December 31,
	2019	2020
	(In millions)
Current assets	$1,219.7	$1,218.3
Property and equipment, net	490.6	524.6
Investment in TiO2 joint venture	90.2	103.3
Other noncurrent assets	165.3	190.5
Total assets	$1,965.8	$2,036.7

Current liabilities	$270.6	$260.2
Long-term debt	444.0	486.7
Accrued pension costs	307.4	372.6
Other noncurrent liabilities	127.7	120.7
Stockholders' equity	816.1	796.5
Total liabilities and stockholders' equity	$1,965.8	$2,036.7

	Years ended December 31,
	2018	2019	2020
	(In millions)
Net sales	$1,661.9	$1,731.1	$1,638.8
Cost of sales	1,099.7	1,344.9	1,287.6
Income from operations	330.1	145.8	116.2
Income tax expense	88.8	34.0	16.1
Net income	205.0	87.1	63.9

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

In 2018, 2019 and 2020, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing.  No impairment was indicated as part of such annual review of goodwill.  As permitted by GAAP, during 2018, 2019 and 2020 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test.  Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35.  Prior to 2018, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired, and all of the goodwill related to our wholly-owned subsidiary EWI Re, Inc., (EWI) an insurance brokerage and risk management services company (which aggregated $6.4 million), was impaired.  Our gross goodwill at December 31, 2020 was $43.7 million.

Note 8 - Other assets, net:

	December 31,
	2019	2020
	(In thousands)
Pension asset	$4,294	$3,881
Other	1,566	1,381
Total	$5,860	$5,262

Note 9 - Accrued and other current liabilities:

	December 31,
	2019	2020
	(In thousands)
Employee benefits	$8,917	$9,000
Other	1,684	1,253
Total	$10,601	$10,253

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

We had outstanding borrowings under the Valhi Credit Facility of $.5 million as of December 31, 2019 and 2020.  The interest rate as of December 31, 2020 and the average interest rate for the year then ended were 5.13% and 5.42%, respectively. See Note 16.  NLKW is in compliance with all of the covenants contained in the Valhi Credit Facility at December 31, 2020.

Note 11 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans. Company contributions are based on matching or other formulas.  Defined contribution plan expense approximated $3.1 million in 2018, $3.2 million in 2019 and $3.0 million in 2020.

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

In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in” with a specialist insurer of defined benefit pension plans.  Following the buy-in, individual policies will replace the bulk annuity policy in a “buy-out” which is expected to be completed in late 2021 or early 2022.  The buy-out is expected to be completed with existing plan funds.  At the completion of the buy-out we will remove the assets and liabilities of the U.K. pension plan from our Consolidated Financial Statements and a plan settlement gain or loss (which we are currently unable to estimate) will be included in net periodic pension cost.  At December 31, 2020, the U.K. plan had a benefit obligation of $9.1 million, plan assets of $13.0 million and a pension plan asset of $3.9 million was recognized in our Consolidated Balance Sheet.

We expect to contribute approximately $1.2 million to our defined benefit pension plans during 2021.  Benefit payments to all plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In thousands)
2021	$3,623
2022	3,625
2023	3,581
2024	3,501
2025	3,420
Next 5 years	15,913

The funded status of our defined benefit pension plans is presented in the table below.

	December 31,
	2019	2020
	(In thousands)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$49,249	$50,350
Interest cost	1,884	1,483
Participant contributions	1	-
Actuarial losses	2,582	4,353
Change in currency exchange rates	260	307
Benefits paid	(3,626)	(3,620)
Benefit obligations at end of the year	50,350	52,873

Change in plan assets:
Fair value of plan assets at beginning of the year	40,626	46,313
Actual return on plan assets	5,752	5,308
Employer contributions	3,173	1,841
Participant contributions	1	-
Change in currency exchange rates	387	418
Benefits paid	(3,626)	(3,620)
Fair value of plan assets at end of year	46,313	50,260
Funded status	$(4,037)	$(2,613)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$4,294	$3,881
Accrued pension costs:
Current	(101)	(102)
Noncurrent	(8,230)	(6,392)
Total	(4,037)	(2,613)

Accumulated other comprehensive loss - actuarial losses, net	28,687	28,209
Total	$24,650	$25,596

Accumulated benefit obligations (ABO)	$50,350	$52,873

The amounts shown in the table above for actuarial losses at December 31, 2019 and 2020 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2019 and 2020.

The total net underfunded status of our defined benefit pension plans decreased from $4.0 million at December 31, 2019 to $2.6 million at December 31, 2020 due to the change in plan assets during 2020 exceeding the change in our PBO during 2020.  The increase in our plan assets in 2020 was primarily attributable to net plan asset returns in 2020 and employer contributions.  The increase in our PBO in 2020 was primarily attributable to actuarial losses due to the decrease in discount rates from year end 2019.

The table below details the changes in other comprehensive income (loss) during 2018, 2019 and 2020.

	Years ended December 31,
	2018	2019	2020
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss) arising during the year	$(2,709)	$1,330	$(934)
Amortization of unrecognized net actuarial loss	1,937	1,584	1,412
Total	$(772)	$2,914	$478

The components of our net periodic defined benefit pension cost are presented in the table below.  The amount shown below for the amortization of unrecognized actuarial losses in 2018, 2019 and 2020, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income (loss) at December 31, 2017, 2018 and 2019, respectively.

	Years ended December 31,
	2018	2019	2020
	(In thousands)
Net periodic pension cost:
Interest cost on PBO	$1,808	$1,884	$1,483
Expected return on plan assets	(3,043)	(1,899)	(1,850)
Recognized actuarial losses	1,937	1,584	1,412
Total	$702	$1,569	$1,045

Certain information concerning our defined benefit pension plans (including information concerning certain plans for which ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2019	2020
	(In thousands)
PBO at end of the year:
U.S. plan	$42,198	$43,754
U.K. plan	8,152	9,119
Total	$50,350	$52,873
Fair value of plan assets at end of the year:
U.S. plan	$33,867	$37,260
U.K. plan	12,446	13,000
Total	$46,313	$50,260

Plans for which the ABO exceeds plan assets (only our U.S. plan):
PBO	$42,198	$43,754
ABO	42,198	43,754
Fair value of plan assets	33,867	37,260

The weighted-average discount rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2019 and 2020 are 2.9% and 2.1%, respectively.  Such weighted-average rates were determined using the projected benefit obligations at each date.  Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable.  Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2019 and 2020.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2018, 2019 and 2020 are presented in the table below.  Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2018	2019	2020
Discount rate	3.4%	3.9%	2.9%
Long-term rate of return on plan assets	7.2%	4.7%	4.2%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

Prior to 2018, substantially all of the assets attributable to our U.S. plan were invested in the Combined Master Retirement Trust (CMRT), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefit plans sponsored by Contran and certain of its affiliates, including us.  For 2018, the long-term rate of return assumption for our U.S. plan assets was 7.5%, based on the long-term asset mix of the assets of the CMRT and the expected long-term rates of return for such asset components as well as advice from Contran’s actuaries.  During 2018, Contran and the other employer-sponsors (including us) implemented a restructuring of the CMRT, in which a substantial part of each plan’s units in the CMRT were redeemed in exchange for a pro-rata portion of a substantial part of the CMRT’s investments.  Following such restructuring, the plans held directly in the aggregate the investments previously held directly by the CMRT which had been exchanged for CMRT units as part of the restructuring.  Certain investments held directly by the CMRT were not part of such restructuring and remained investments of the CMRT at December 31, 2018.  During 2019, the remaining investments of the CMRT allocable to our U.S. plan were transferred and are held as direct investments of our U.S. plan at December 31, 2019 and December 31, 2020.  Such restructuring was implemented in part so each plan could more easily align the composition of its plan asset portfolio with the plan’s benefit obligations.

In determining the expected long-term rate of return on our U.S. and non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  In the U.S. we currently have a plan asset target allocation of 38% to equity securities, 54% to fixed income securities, and the remainder is allocated to multi-asset strategies. The expected long-term rate of return for such investments is approximately 9%, 3% and 2%, respectively (before plan administrative expenses).   The majority of U.S. plan assets are Level 1 inputs because they are traded in active markets and approximately 34% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy.  The non-U.S. plan assets consist of marketable securities which are Level 1 inputs because they trade in active markets.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by fair value level at December 31, 2019 and 2020 is shown in the table below.

	Fair Value Measurements
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
	(In thousands)
December 31, 2019:
U.S.
Equities	$13,439	$3,789	$-	$439	$9,211
Fixed income	16,290	16,290	-	-	-
Cash and other	4,138	3,197	-	-	941
U.K. - Other	12,446	12,446	-	-	-
Total	$46,313	$35,722	$-	$439	$10,152

	Fair Value Measurements
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
	(In thousands)
December 31, 2020:
U.S.
Equities	$14,636	$2,158	$-	$538	$11,940
Fixed income	18,747	18,747	-	-	-
Cash and other	3,877	3,052	-	-	825
U.K. - Other	13,000	13,000	-	-	-
Total	$50,260	$36,957	$-	$538	$12,765

Note 12 - Other noncurrent liabilities:

	December 31,
	2019	2020
	(In thousands)
Reserve for uncertain tax positions	$4,053	$1,717
OPEB	1,129	985
Insurance claims and expenses	665	653
Other	413	425
Total	$6,260	$3,780

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

Other income, net in 2019 includes a gain of $4.4 million related to a sale of excess property in the third quarter.  In the fourth quarter of 2019 we sold our insurance and risk management business for proceeds of $3.25 million and recognized a gain of $3.0 million on the sale.

Note 14 - Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate are presented below.

	Years ended December 31,
	2018	2019	2020
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(11.4)	$6.0	$2.9
Rate differences on equity in earnings of Kronos, net of dividends	(5.0)	(5.3)	(5.3)
Change in federal tax rate, net	.8	-	-
U.S. state income taxes and other, net	.2	(.1)	(.1)
Income tax expense (benefit)	$(15.4)	$.6	$(2.5)

Components of income tax expense (benefit):
Currently payable (receivable)	$(.2)	$.2	$-
Deferred income tax expense (benefit)	(15.2)	.4	(2.5)
Income tax expense (benefit)	$(15.4)	$.6	$(2.5)

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from continuing operations	$(15.4)	$.6	$(2.5)
Additional paid-in capital	-	(.2)	(.1)
Other comprehensive income (loss):
Currency translation	(2.1)	(.1)	.9
Pension plans	(.6)	(.8)	(.7)
OPEB plans	-	-	(.1)
Total	$(18.1)	$(.5)	$(2.5)

The components of the net deferred tax liability at December 31, 2019 and 2020 are summarized in the following table.

	December 31,
	2019		2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$.4	$-	$.4	$-
Marketable securities	-	(5.4)	-	(3.6)
Property and equipment	-	(2.8)	-	(2.6)
Accrued OPEB costs	.3	-	.3	-
Accrued pension costs	.7	-	.5	-
Accrued employee benefits	1.2	-	1.1	-
Accrued environmental liabilities	31.7	-	29.1	-
Goodwill	-	(1.7)	-	(1.7)
Other accrued liabilities and deductible differences	.2	-	-	-
Other taxable differences	-	(2.3)	-	(2.3)
Investment in Kronos Worldwide, Inc.	-	(56.3)	-	(55.0)
Adjusted gross deferred tax assets (liabilities)	34.5	(68.5)	31.4	(65.2)
Netting of items by tax jurisdiction	(34.5)	34.5	(31.4)	31.4
Net noncurrent deferred tax liability	$-	$(34.0)	$-	$(33.8)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $23.9 million in 2018 and $25.4 million in each of 2019 and 2020. See Note 6.  The amounts shown in the table above of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos represent the benefit associated with the nontaxable dividends we receive from Kronos compared to the amount of deferred income taxes we recognize on our undistributed equity in earnings (losses) of Kronos.

At December 31, 2020, we had NOL carryforwards for federal income tax purposes of approximately $26.6 million all of which have an indefinite carryforward period subject to an 80% annual usage limitation.  Our deferred tax asset for such NOL carryforward is net of a portion of our uncertain tax positions as discussed below.

We believe that we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

At December 31, 2018, 2019, and 2020, the gross amount of our uncertain tax positions (exclusive of the effect of interest and penalties) was $7.3 million, and there was no change in such amount during the past three years.  Prior to 2007, we made certain pro-rata distributions to our stockholders in the form of Kronos common stock and we recognized a taxable gain related to such distributions.  Our uncertain tax positions are attributable to such prior period distribution of Kronos common stock.  As discussed in Note 1, we are part of the Contran Tax Group and we have not paid this liability because Contran has not paid the liability to the applicable tax authority.  This liability would be payable by Contran to the applicable tax authority if the shares of Kronos common stock were to be sold or otherwise disposed outside of the Contran Tax Group.  At December 31, 2020, $5.6 million of our uncertain tax position is classified as a component of our noncurrent deferred tax liability.  If our uncertain tax position at December 31, 2020 was recognized, a benefit of $7.3 million would affect our effective income tax rate.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions.  Our U.S. income tax returns prior to 2017 are generally considered closed to examination by applicable tax authorities.

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

Income tax matters related to Kronos

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $531 million for German corporate tax purposes at December 31, 2020) and in Belgium (the equivalent of $20 million for Belgian corporate tax purposes at December 31, 2020).  At December 31, 2020, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if Kronos were to generate additional losses in its German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary).  Pursuant to the one-time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized a provisional current income tax expense of $76.2 million in the fourth quarter of 2017 based on information available at that date.  During the third quarter of 2018, in conjunction with finalizing its federal income tax return and based on additional information that became available (including proposed regulations issued by the IRS in August 2018 with respect to the Transition Tax), Kronos recognized a provisional income tax benefit of $1.7 million which amount is recorded as a measurement-period adjustment, reducing the provisional income tax expense recognized in the fourth quarter of 2017.  Kronos elected to pay such tax over an eight year period beginning in 2018.  At December 31, 2020 the balance of its unpaid Transition Tax $56.6 million, which will be paid in annual installments over the remainder of the eight year period.  Of such $56.6 million, $50.6 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in its Consolidated Balance Sheet at December 31, 2020, and $6.0 million is included with its current payable to affiliate (income taxes payable to Valhi) classified as a current liability (a portion of its noncurrent income tax payable to affiliate was reclassified to its current payable to affiliate for the portion of its 2020 Transition Tax installment due within the next twelve months).

In the fourth quarter of 2019, Kronos recognized an income tax benefit of $3.0 million primarily related to the favorable settlement of a prior year tax matter in Germany, with $1.5 million recognized as a current cash tax benefit and $1.5 million recognized as a non-cash deferred income tax benefit related to an increase to its German net operating loss carryforward.  In addition, Kronos recognized a non-cash deferred income tax expense of $5.5 million primarily related to the revaluation of its net deferred income tax asset in Germany resulting from a decrease in the German trade tax rate.

As a result of prior audits in certain jurisdictions which are now settled, in 2008 Kronos filed Advance Pricing Agreement Requests with the tax authorities in the U.S., Canada and Germany.  These requests have been under review with the respective tax authorities since 2008 and prior to 2016, it was uncertain whether an agreement would be reached between the tax authorities and whether Kronos would agree to execute and finalize such agreements.  During the first quarter of 2018, Kronos’ German subsidiary executed and finalized the related Advance Pricing Agreement with the Competent Authority for Germany effective for tax years 2005 - 2017.  In the first quarter of 2018, Kronos recognized a net $1.4 million non-cash income tax benefit related to an APA tax settlement payment between its German and Canadian subsidiaries.

Tax authorities are examining certain of Kronos’ U.S. and non-U.S. tax returns and may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, Kronos cannot guarantee that these tax matters, if any, will be resolved in Kronos’ favor, and therefore its potential exposure, if any, is also uncertain.  Kronos believes it has adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  Kronos believes the ultimate disposition of tax examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Under the Cares Act, the modification to the business interest provisions increases the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increases Kronos’ allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 Kronos recognized a cash tax benefit of $.5 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense Kronos did not expect to fully utilize at December 31, 2019 and Kronos has considered such modifications in its 2020 provision for income taxes.  Kronos has determined other provisions of the CARES Act did not have a material impact on its provision for income taxes in 2020.

Note 15 - Stockholders’ equity:

Long-term incentive compensation plan - We have a long-term incentive plan that provides for the award of stock to our board of directors, up to a maximum of 200,000 shares.  We awarded 12,600 shares in 2018, 28,250 shares in 2019 and 33,250 shares in 2020 under this plan.  At December 31, 2020, 79,900 shares were available for future grants.

Long-term incentive compensation plans of subsidiaries and affiliates - CompX and Kronos each have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors.  At December 31, 2020, Kronos had 127,400 shares available for award and CompX had 140,950 shares available for award.

Dividends - We did not pay dividends during 2018 or 2019.  During 2020, our board of directors approved and we paid quarterly dividends of $.04 per share to stockholders aggregating $7.8 million. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Years ended December 31,
	2018	2019	2020
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of year	$(164,467)	$(172,434)	$(172,843)
Other comprehensive income (loss)	(7,967)	(409)	3,268
Balance at end of year	$(172,434)	$(172,843)	$(169,575)

Defined benefit pension plans:
Balance at beginning of year	$(72,951)	$(75,286)	$(78,257)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	(2,335)	3,539	4,330
Net actuarial loss arising during the year	-	(6,510)	(6,777)
Balance at end of year	$(75,286)	$(78,257)	$(80,704)

Marketable securities:
Balance at beginning of year	$46,069	$-	$-
Change in accounting principle	(46,069)	-	-
Balance at beginning of year, as adjusted	-	-	-
Other comprehensive income:
Unrealized gain arising during the year	-	-	-
Balance at end of year	$-	$-	$-

Other postretirement benefit plans:
Balance at beginning of year	$(388)	$(550)	$(590)
Other comprehensive loss	(162)	(40)	(320)
Balance at end of year	$(550)	$(590)	$(910)

Total accumulated other comprehensive loss, net of tax:
Balance at beginning of year	$(191,737)	$(248,270)	$(251,690)
Change in accounting principle	(46,069)	-	-
Balance at beginning of year, as adjusted	(237,806)	(248,270)	(251,690)
Other comprehensive income (loss)	(10,464)	(3,420)	501
Balance at end of year	$(248,270)	$(251,690)	$(251,189)

See Note 5 for further discussion on our marketable securities and see Note 11 for amounts related to our defined benefit pension plans.

Note 16 - Related party transactions:

We may be deemed to be controlled by Ms. Simmons and the Family Trust.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with such individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling interest in another related party.  While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Current receivables and payables to affiliates are summarized in the table below:

	December 31,
	2019	2020
	(In thousands)
Current receivables from affiliates:
Other - trade items	$565	$313
Refundable income taxes from Valhi	16	-
Total	$581	$313

Current payables to affiliates:
Other - trade items	$801	$696
Income taxes payable to Valhi	-	29
Total	$801	$725

From time to time, we may have loans and advances outstanding between us and various related parties, pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.  While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans.  On November 14, 2016, NLKW entered into the Valhi Credit Facility whereby we could borrow up to $50 million.  NLKW had borrowings outstanding of $.5 million as of December 31, 2019 and 2020 under the Valhi Credit Facility, and we incurred a nominal amount of interest expense under such credit facility for the years ended December 31, 2018, 2019 and 2020.  See Note 10.  In addition prior to 2018, CompX entered into an unsecured revolving demand promissory note with Valhi whereby CompX has agreed to loan Valhi up to $40 million.  CompX’s loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2022.  Loans made to Valhi at any time are at CompX’s discretion.  At December 31, 2019 and 2020, the outstanding principal balance receivable from Valhi under the promissory note was $28.1 million and $29.5 million, respectively. Interest income (including unused commitment fees) on CompX’s loan to Valhi was $2.1 million in 2018, $2.4 million in 2019 and $1.5 million in 2020.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the company on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs and the compensation and other expenses associated with those persons.  Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.  We, CompX and Kronos negotiate fees annually and agreements renew quarterly.  The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods) aggregated approximately $32.0 million in 2018, $36.1 million in 2019 and $33.4 million in 2020.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  Tall Pines Insurance Company, a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites.  EWI RE, Inc., a subsidiary of ours and Valhi, brokered certain of our insurance policies, provided claims and risk management services and, where appropriate, engaged certain third-party risk management consultants prior to our sale of EWI’s insurance and risk management business to a third party in November 2019. Consistent with insurance industry practices, Tall Pines receives commissions from reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites, and prior to November 2019 EWI received commissions from the insurance and reinsurance underwriters for the policies that it brokered. The aggregate amounts we paid under the group insurance program (including amounts attributable to Kronos for all periods, including its Louisiana Pigment Company joint venture) were $12.6 million in 2018 and $14.9 million through the date of the sale in 2019.  These amounts principally represent insurance premiums paid to Tall Pines or EWI, including amounts paid to EWI that EWI then remitted, net of brokerage commissions, to insurers.  Following the sale of EWI’s insurance and risk management business, Contran engaged the third-party insurance broker that purchased the business to provide many of the services previously provided by EWI, and we continue to utilize Tall Pines to underwrite certain insurance risks. The aggregate amount paid under the group insurance program by us (including amounts attributable to Kronos for all periods, including its Louisiana Pigment Company joint venture) in 2020 was $22.2 million, which amount principally represents insurance premiums, including $15.6 million for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers (which prior to the sale were made through EWI) for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program.  We expect these relationships will continue in 2021.

With respect to certain of such jointly-owned policies, it is possible that unusually large losses incurred by one or more insured party during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period.  As a result, and in the event that the available coverage under a particular policy would become exhausted by one or more claims, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss arising because the available coverage had been exhausted by one or more claims will be shared ratably by those entities that had submitted claims under the relevant policy.  We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

Contran and certain of its subsidiaries, including us, participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established.  Pursuant to the program, Contran and certain of its subsidiaries, including us, as a group share information technology data recovery services.  The program apportions its costs among the participating companies.  The aggregate amount we paid to Contran for such services (including amounts attributable to Kronos for all periods) was $.3 million in 2018, $.2 million in 2019 and $.3 million in 2020.  Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran.  Kronos paid Contran $.1 million in 2019 and $.4 million in 2020 for such rent and related ancillary services.  We expect that these relationships with Contran will continue in 2021.

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

We believe these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, other than with respect to the Santa Clara case discussed below, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment).  Our sixth installment will be made with funds already on deposit at the court, which is included in noncurrent restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us). Pursuant to the settlement agreement, also during the third quarter of 2019 we placed an additional $9.0 million into an escrow account which is included in noncurrent restricted cash on our Consolidated Balance Sheets.

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

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement and a final immaterial adjustment was made to the litigation settlement accrual in the third quarter of 2019.  For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million.  We recognized litigation settlement expense of $19.3 million ($19.6 million expense in the second quarter of 2019 and $.3 million credit in the third quarter of 2019).  We made the initial $25.0 million payment in September 2019 and the first annual installment payment of $12.0 million in September 2020.  We recognized an aggregate of $.6 million in accretion expense in the second half of 2019 and an aggregate of $1.3 million in 2020.

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

Environmental matters and litigation

Our operations are governed by various environmental laws and regulations.  Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under U.S. statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe all of our facilities are in substantial compliance with applicable environmental laws.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable.  We adjust such accruals as further information becomes available to us or as circumstances change.  Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout.  We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2019 and December 31, 2020, we had not recognized any receivables for recoveries.

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

	Years ended December 31,
	2018	2019	2020
	(In thousands)
Balance at the beginning of the year	$111,909	$98,211	$94,508
Additions charged (credited) to expense, net	2,735	(579)	82
Payments, net	(16,433)	(3,124)	(1,174)

Balance at the end of the year	$98,211	$94,508	$93,416

Amounts recognized in the balance sheet:
Current liability	$5,027	$3,065	$2,027
Noncurrent liability	93,184	91,443	91,389

Balance at the end of the year	$98,211	$94,508	$93,416

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations.  At December 31, 2020, we had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $114 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites.  At December 31, 2020, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers.  The ten largest customers related to our Component Products operations accounted for approximately 44% of total sales in 2018, 47% in 2019 and 48% in 2020.  One customer of CompX’s Security Products business accounted for 13% of total sales in 2018, 14% in 2019 and 17% in 2020.

Income taxes

We are a party to a tax sharing agreement with Contran and Valhi providing for the allocation of tax liabilities and tax payments as described in Note 1.  Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  Valhi has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability computed in accordance with the tax sharing agreement.

Note 18 - Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2019 and 2020:

	December 31, 2019		December 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Cash, cash equivalents and restricted cash	$157,870	$157,870	$165,272	$165,272

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 19 - Recent accounting pronouncement:

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) ASU 2019-12, Simplifying the Accounting for Income Taxes, which changes the accounting for certain income tax transactions and reduces complexity in accounting for income taxes in certain areas.  The ASU introduces new guidance including providing a policy election for an entity to not allocate consolidated current and deferred tax expense when a member of a consolidated tax return is not subject to income tax in its separate financial statements and is a disregarded entity by the taxing authority; and providing guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction.  The

ASU also changes existing guidance in a number of areas, including: the method of making an intraperiod allocation of total income tax expense if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a non-U.S. entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income.  We adopted this ASU as of January 1, 2020.  The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.

Note 20 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
Year ended December 31, 2019
Net sales	$31.2	$33.7	$29.7	$29.6
Gross margin	9.6	11.0	9.4	9.0
Net income (loss)	15.7	6.6	(1.0)	6.7
Amounts attributable to NL stockholders:
Net income (loss)	$15.2	$5.9	$(1.6)	$6.3
Income (loss) per common share	$.31	$.12	$(.03)	$.13

Year ended December 31, 2020
Net sales	$32.3	$23.8	$28.4	$30.0
Gross margin	10.4	7.4	7.3	7.7
Net income	2.5	4.9	4.1	4.6
Amounts attributable to NL stockholders:
Net income	$1.9	$4.6	$3.9	$4.3
Income per common share	$.04	$.09	$.08	$.09

We recognized the following amounts during 2019:

•	loss of $15.2 million, net of income tax expense, mainly in the second quarter related to the litigation settlement expense (see Note 17);
•	income of $3.5 million, net of income tax expense, in the third quarter related to a gain from a sale of excess property (see Note 13);
•	income of $2.4 million, net of income tax expense, in the fourth quarter related to a gain from the sale of our insurance and risk management business (see Note 13);
•	income of $4.1 million, net of income tax expense, ($.2 million, $3.7 million and $.2 million in the first, second and third quarters, respectively) related to insurance recoveries (see Note 17);
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

•	income of $.5 million, included in our equity in earnings of Kronos, related to Kronos’ insurance settlement gain recognized in the fourth quarter.

We recognized the following amounts during 2020:

•	income of $.3 million, included in our equity in earnings of Kronos, related to Kronos’ insurance settlement gain recognized in the first quarter; and
•	income of $.1 million, net of income tax expense related to insurance recoveries in the second quarter (see Note 17).