Form 10-Q
period 2021-03-31
NL INDUSTRIES INC
filed 2021-05-05
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on April 30, 2021:  48,788,984.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2020	2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,039	$134,826
Restricted cash and cash equivalents	2,695	2,695
Accounts and other receivables, net	11,142	17,208
Receivables from affiliates	313	-
Inventories, net	18,337	18,153
Prepaid expenses and other	1,638	2,222

Total current assets	171,164	175,104

Other assets:
Restricted cash and cash equivalents	25,538	25,540
Note receivable from affiliate	29,500	29,200
Marketable securities	18,206	24,566
Investment in Kronos Worldwide, Inc.	242,374	243,732
Goodwill	27,156	27,156
Other assets, net	5,262	5,321

Total other assets	348,036	355,515

Property and equipment:
Land	4,940	4,940
Buildings	23,146	23,146
Equipment	68,227	68,659
Construction in progress	1,010	935
	97,323	97,680
Less accumulated depreciation	68,373	69,219

Net property and equipment	28,950	28,461

Total assets	$548,150	$559,080

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2020	2021
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,647	$3,060
Accrued litigation settlement	11,830	11,887
Accrued and other current liabilities	10,253	7,036
Accrued environmental remediation and related costs	2,027	2,167
Payables to affiliates	725	696
Income taxes	25	32

Total current liabilities	27,507	24,878

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	91,389	90,848
Long-term litigation settlement	49,403	49,637
Deferred income taxes	33,830	36,763
Accrued pension costs	6,392	5,962
Other	3,780	3,673

Total noncurrent liabilities	185,294	187,383

Equity:
NL stockholders' equity:
Common stock	6,098	6,098
Additional paid-in capital	299,093	300,097
Retained earnings	257,875	268,205
Accumulated other comprehensive loss	(251,189)	(249,564)

Total NL stockholders' equity	311,877	324,836

Noncontrolling interest in subsidiary	23,472	21,983

Total equity	335,349	346,819

Total liabilities and equity	$548,150	$559,080

Commitments and contingencies (Note 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2020	2021
	(unaudited)
Net sales	$32,311	$35,924
Cost of sales	21,880	24,889

Gross margin	10,431	11,035

Selling, general and administrative expense	5,411	5,218
Other operating income (expense):
Insurance recoveries	22	25
Corporate expense	(2,508)	(1,870)

Income from operations	2,534	3,972

Equity in earnings of Kronos Worldwide, Inc.	8,207	5,968

Other income (expense):
Interest and dividend income	1,131	440
Marketable equity securities	(12,073)	6,360
Other components of net periodic pension and OPEB cost	(208)	(71)
Interest expense	(352)	(298)

Income (loss) before income taxes	(761)	16,371

Income tax expense (benefit)	(3,263)	2,505

Net income	2,502	13,866
Noncontrolling interest in net income of subsidiary	592	609

Net income attributable to NL stockholders	$1,910	$13,257

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.04	$.27

Weighted average shares used in the calculation of net income per share	48,756	48,789

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended
	March 31,
	2020	2021
	(unaudited)
Net income	$2,502	$13,866

Other comprehensive income (loss), net of tax:
Currency translation	(10,118)	545
Defined benefit pension plans	1,043	1,151
Other postretirement benefit plans	(80)	(71)

Total other comprehensive income (loss), net	(9,155)	1,625

Comprehensive income (loss)	(6,653)	15,491
Comprehensive income attributable to noncontrolling interest	592	609

Comprehensive income (loss) attributable to NL stockholders	$(7,245)	$14,882

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended March 31, 2020 and 2021 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2019	$6,094	$299,102	$251,000	$(251,690)	$22,707	$327,213
Net income	-	-	1,910	-	592	2,502
Other comprehensive loss, net of tax	-	-	-	(9,155)	-	(9,155)
Dividends paid - $.04 per share	-	-	(1,950)	-	-	(1,950)
Dividends paid to noncontrolling interest	-	-	-	-	(168)	(168)
Other, net	-	(237)	-	-	-	(237)

Balance at March 31, 2020	$6,094	$298,865	$250,960	$(260,845)	$23,131	$318,205

Balance at December 31, 2020	$6,098	$299,093	$257,875	$(251,189)	$23,472	$335,349
Net income	-	-	13,257	-	609	13,866
Other comprehensive income, net of tax	-	-	-	1,625	-	1,625
Dividends paid - $.06 per share	-	-	(2,927)	-	-	(2,927)
Dividends paid to noncontrolling interest	-	-	-	-	(339)	(339)
Equity transactions with noncontrolling interest, net and other	-	1,004	-	-	(1,759)	(755)

Balance at March 31, 2021	$6,098	$300,097	$268,205	$(249,564)	$21,983	$346,819

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$2,502	$13,866
Depreciation and amortization	950	949
Deferred income taxes	(3,278)	2,498
Equity in earnings of Kronos Worldwide, Inc.	(8,207)	(5,968)
Dividends received from Kronos Worldwide, Inc.	6,339	6,339
Marketable equity securities	12,073	(6,360)
Noncash interest expense	342	291
Benefit plan expense greater (less) than cash funding	244	(111)
Other, net	(117)	(101)
Change in assets and liabilities:
Accounts and other receivables, net	(3,364)	(6,096)
Inventories, net	(673)	151
Prepaid expenses and other	129	(584)
Accounts payable and accrued liabilities	(3,196)	(2,586)
Income taxes	15	37
Accounts with affiliates	99	284
Accrued environmental remediation and related costs	(269)	(401)
Other noncurrent assets and liabilities, net	(3)	(130)

Net cash provided by operating activities	3,586	2,078

Cash flows from investing activities:
Capital expenditures	(360)	(568)
Note receivable from affiliate:
Collections	18,228	11,900
Loans	(15,628)	(11,600)

Net cash provided by (used in) investing activities	2,240	(268)

Cash flows from financing activities:
Dividends paid	(1,950)	(2,927)
Subsidiary treasury stock acquired	-	(755)
Distributions to noncontrolling interests in subsidiary	(168)	(339)

Net cash used in financing activities	(2,118)	(4,021)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	3,708	(2,211)
Balance at beginning of period	157,870	165,272

Balance at end of period	$161,578	$163,061

Supplemental disclosures - cash paid (received) for:
Interest	$8	$6
Income taxes, net	(9)	(1)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2021, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2021 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own approximately 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the SEC on March 10, 2021 (the “2020 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2020 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2020) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim period ended March 31, 2021 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2020 Consolidated Financial Statements contained in our 2020 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	March 31,
	2020	2021
	(In thousands)
Trade receivables - CompX	$10,801	$16,928
Other receivables	393	340
Accrued insurance recoveries	18	10
Allowance for doubtful accounts	(70)	(70)
Total	$11,142	$17,208

Note 3 – Inventories, net:

	December 31,	March 31,
	2020	2021
	(In thousands)
Raw materials	$3,220	$3,650
Work in process	11,668	11,504
Finished products	3,449	2,999
Total	$18,337	$18,153

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

	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In thousands)
December 31, 2020
Valhi common stock	1	$18,206	$24,347	$(6,141)

March 31, 2021
Valhi common stock	1	$24,566	$24,347	$219

At December 31, 2020 and March 31, 2021, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc.  At December 31, 2020 and March 31, 2021, the quoted per share market price of Valhi common stock was $15.20 and $20.51, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2020 and March 31, 2021, we owned approximately 35.2 million shares of Kronos common stock.  At March 31, 2021, the quoted market price of Kronos’ common stock was $15.30 per share, or an aggregate market value of $538.9 million. At December 31, 2020, the quoted market price was $14.91 per share, or an aggregate market value of $525.1 million.

The change in the carrying value of our investment in Kronos during the first three months of 2021 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$242.4
Equity in earnings of Kronos	6.0
Dividends received from Kronos	(6.3)
Equity in Kronos' other comprehensive income:
Currency translation	.6
Defined benefit pension plans	1.0
Balance at the end of the period	$243.7

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2020	2021
	(In millions)
Current assets	$1,218.3	$1,200.2
Property and equipment, net	524.6	507.1
Investment in TiO2 joint venture	103.3	106.7
Other noncurrent assets	190.5	182.6
Total assets	$2,036.7	$1,996.6

Current liabilities	$260.2	$255.2
Long-term debt	486.7	465.9
Accrued pension costs	372.6	355.8
Other noncurrent liabilities	120.7	118.8
Stockholders' equity	796.5	800.9
Total liabilities and stockholders' equity	$2,036.7	$1,996.6

	Three months ended March 31,
	2020	2021
	(In millions)
Net sales	$421.0	$465.0
Cost of sales	332.9	369.3
Income from operations	43.5	34.0
Income tax expense	8.4	6.0
Net income	27.0	19.6

Note 6 – Other assets, net:

	December 31,	March 31,
	2020	2021
	(In thousands)
Pension asset	$3,881	$3,947
Other	1,381	1,374
Total	$5,262	$5,321

Note 7 – Accrued and other current liabilities:

	December 31,	March 31,
	2020	2021
	(In thousands)
Employee benefits	$9,000	$5,294
Other	1,253	1,742
Total	$10,253	$7,036

Note 8 – Long-term debt:

During the first three months of 2021, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At March 31, 2021, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility.  Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the three months ended March 31, 2021 was 5.13%. The interest rate under this facility as of March 31, 2021 was 5.13%.  We are in compliance with all covenants at March 31, 2021.

Note 9 – Other noncurrent liabilities:

	December 31,	March 31,
	2020	2021
	(In thousands)
Reserve for uncertain tax positions	$1,717	$1,717
OPEB	985	900
Insurance claims and expenses	653	593
Other	425	463
Total	$3,780	$3,673

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2020	2021
	(In thousands)
Net sales:
Security Products	$25,469	$25,885
Marine Components	6,842	10,039
Total	$32,311	$35,924

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2020	2021
	(In thousands)
Interest cost	$355	$153
Expected return on plan assets	(461)	(398)
Recognized actuarial losses	380	376
Total	$274	$131

We currently expect our 2021 contributions to our defined benefit pension plans to be approximately $1.2 million.

Note 12 – Income taxes:

	Three months ended
	March 31,
	2020	2021
	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(.2)	$3.4
Rate differences on equity in earnings of Kronos, net of dividends	(3.2)	(1.0)
Nontaxable income	-	(.6)
Nondeductible expenses	-	.5
U.S. state income taxes and other, net	.1	.2
Income tax expense (benefit)	$(3.3)	$2.5

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(3.3)	$2.5
Additional paid-in capital	(.1)	-
Other comprehensive income (loss):
Currency translation	(2.7)	.1
Pension plans	.3	.3
Total	$(5.8)	$2.9

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $6.3 million in each of the first three months of 2020 and 2021.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our undistributed equity in earnings (losses) of Kronos. Our equity in earnings of Kronos in 2021 is expected to be higher than our equity in earnings of Kronos in 2020.

Income tax matters related to Kronos

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, includes modifications to the limitation of business interest for tax years beginning in 2019 and 2020 increasing the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increased Kronos’ allowable interest expense deduction for 2019 and 2020.  Consequently, in the first quarter of 2020 Kronos recognized a cash tax benefit of $.5 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense Kronos did not expect to fully utilize at December 31, 2019.

Note 13 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended
	March 31,
	2020	2021
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(172,843)	$(169,575)
Other comprehensive income (loss)	(10,118)	545
Balance at end of period	$(182,961)	$(169,030)

Defined benefit pension plans:
Balance at beginning of period	$(78,257)	$(80,704)
Other comprehensive income - amortization of net losses included in net periodic pension cost	1,043	1,151
Balance at end of period	$(77,214)	$(79,553)

OPEB plans:
Balance at beginning of period	$(590)	$(910)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(80)	(71)
Balance at end of period	$(670)	$(981)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(251,690)	$(251,189)
Other comprehensive income (loss)	(9,155)	1,625
Balance at end of period	$(260,845)	$(249,564)

See Note 11 for amounts related to our defined benefit pension plans.

Other – During the first quarter of 2021, CompX purchased 50,000 shares of its Class A common stock in a market transaction for approximately $755,000.  At March 31, 2021, 627,547 shares were available for purchase under CompX’s prior repurchase authorizations.

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

We believe these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all other lead pigment litigation cases to which we are a party, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

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

Under the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we have five annual installment payments remaining ($12.0 million for the next four installments and $16.7 million for the final installment). Our final installment will be made with funds already on deposit at the court, which is included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us).  See Note 17 to our 2020 Annual Report.

New cases may continue to be filed against us.  We cannot assure you we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable.  The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2021 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$93,416
Additions charged (credited) to expense, net	(90)
Payments, net	(311)
Balance at the end of the period	$93,015

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$2,167
Noncurrent liability	90,848
Balance at the end of the period	$93,015

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At March 31, 2021, we had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $114 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites.  At March 31, 2021, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2020 Annual Report.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2020		March 31, 2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
(In thousands)
Cash, cash equivalents and restricted cash	$165,272	$165,272	$163,061	$163,061

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations

Net income overview

Quarter ended March 31, 2021 compared to the quarter ended March 31, 2020

Our net income attributable to NL stockholders was $13.3 million, or $.27 per share, in the first quarter of 2021 compared to net income attributable to NL stockholders of $1.9 million, or $.04 per share, in the first quarter of 2020.  As more fully described below, the increase in our earnings per share attributable to NL stockholders from 2020 to 2021 is primarily due to the net effects of:

•	favorable changes in the relative value of marketable equity securities of $18.5 million;
•	equity in earnings of Kronos in 2021 of $6.0 million compared to $8.2 million in 2020; and
•	higher income from operations attributable to CompX of $.8 million in 2021.

Our 2020 net income per share attributable to NL stockholders includes income of $.01 per share related to Kronos’ first quarter recognition of an insurance settlement gain.

Income from operations

The following table shows the components of our income from operations.

	Three months ended March 31,		%
	2020	2021	Change
	(In millions)
CompX	$5.0	$5.8	16%
Corporate expense	(2.5)	(1.8)	(25)
Income from operations	$2.5	$4.0	57

Amounts attributable to CompX relate to its component products business, while corporate expense generally relates to NL.  Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended March 31,		%
	2020	2021	Change
	(In millions)
Equity in earnings of Kronos	$8.2	$6.0	(27)%
Marketable equity securities unrealized (loss) gain	(12.1)	6.4	(153)
Other components of net periodic pension and OPEB cost	(.2)	(.1)	(66)
Interest and dividend income	1.1	.4	(61)
Interest expense	(.3)	(.3)	(15)

CompX International Inc.

In the first quarter of 2021 CompX’s operating income increased to $5.8 million compared to $5.0 million in the first quarter of 2020, before its sales volumes and operations had been significantly affected by the COVID-19 pandemic. The increase in operating income in the first quarter of 2021 compared to 2020 primarily resulted from higher Marine Components sales to the towboat market. CompX sustained the greatest negative operating impact from COVID-19 in the second quarter of 2020 to both of its reporting units. Beginning in the third quarter of 2020 and continuing through the first quarter of 2021, Marine Components experienced a significant recovery in sales, while Security Products sales generally improved sequentially, though not to pre-pandemic levels.

	Three months ended March 31,		%
	2020	2021	Change
	(In millions)
Net sales	$32.3	$35.9	11%
Cost of sales	21.9	24.9	14
Gross margin	10.4	11.0	6
Operating costs and expenses	5.4	5.2	(4)
Income from operations	$5.0	$5.8	16

Percentage of net sales:
Cost of sales	68%	69%
Gross margin	32	31
Operating costs and expenses	17	15
Income from operations	15	16

Net sales – Net sales increased $3.6 million in the first quarter of 2021 compared to the same period in 2020 primarily due to higher Marine Component sales and to a lesser extent higher Security Products sales.   Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales as a percentage of sales increased 1.6% in the first quarter of 2021 compared to the same period in 2020. As a result, gross margin as a percentage of sales decreased over the same period. Gross margin percentage decreased in the first quarter of 2021 compared to the same period in 2020 due to the decline in the Security Products gross margin percentage partially offset by a slight increase in the Marine Components gross margin percentage. See discussion of reporting units below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to reporting units and corporate management activities, as well as gains and losses on property and equipment. Operating costs and expenses for the first quarter of 2021 were lower than the same period in 2020 primarily due to lower employer paid medical costs as well as lower travel related expenses. Operating costs and expenses as a percentage of net sales decreased in 2021 due to lower costs and higher sales.

Income from operations – As a percentage of net sales, income from operations for the first quarter of 2021 increased compared to the same period of 2020 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs. See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended March 31,		%
	2020	2021	Change
	(In millions)
Security Products:
Net sales	$25.5	$25.9	2%
Cost of sales	16.9	17.7	4
Gross margin	8.6	8.2	(4)
Operating costs and expenses	2.9	2.7	(4)
Operating income	$5.7	$5.5	(4)

Gross margin	34%	32%
Operating income margin	22	21

Security Products – Security Products net sales increased 2% in the first quarter of 2021 compared to the same period last year. This increase in sales is primarily due to $.7 million of higher sales to the transportation market and $.5 million of higher sales to the government security market, partially offset by lower sales to markets that continue to be slower to recover from the effects of the COVID-19 pandemic, including $.4 million of lower sales to distribution customers and $.3 million of lower sales to the office furniture market. Gross margin and operating income margin for the first quarter of 2021 declined as compared to 2020 primarily due to higher cost inventory produced during the fourth quarter of 2020 and sold in the first quarter of 2021. Security Products inventory produced during the fourth quarter of 2020 had a higher carrying value compared to the same period in 2019 due to higher cost per unit of production as a result of lower production volumes during the fourth quarter of 2020. This negatively impacted Security Products’ gross margin and operating income margin as this higher cost inventory was sold during the first quarter of 2021. Additionally, gross margin and operating income margin were favorably impacted by lower employer paid medical costs of $.7 million during the first quarter of 2021 compared to 2020.

	Three months ended, March 31,		%
	2020	2021	Change
	(In millions)
Marine Components:
Net sales	$6.8	$10.0	47%
Cost of sales	5.0	7.2	46
Gross margin	1.8	2.8	50
Operating costs and expenses	.7	.9	9
Operating income	$1.1	$1.9	80

Gross margin	27%	28%
Operating income margin	16	19

Marine Components – Marine Components net sales increased 47% in the first quarter of 2021 compared to the same period last year primarily due to increased sales of $2.7 million to the towboat market, primarily wake enhancements systems and surf pipes to original equipment boat manufacturers. Marine Components continues to benefit from an overall increase in demand in the recreational marine market which began in late spring 2020. Gross margin and operating income as a percentage of sales increased in the first quarter of 2021 compared to the same period last year due to a favorable customer and product mix and increased coverage of fixed costs on higher sales as well as decreased employer paid medical costs.

Outlook – CompX first began to feel the effects of the COVID-19 pandemic in late March 2020 when CompX began receiving requests from certain customers of both CompX’s Security Products and Marine Components reporting units to postpone shipments, in some cases because customers’ production facilities were temporarily closed. The second quarter of 2020 sustained the greatest impact from COVID-19, but its effects continued to be felt through most of the remainder of the year. In the second half of 2020, CompX sales began to recover from the historically low levels experienced during the second quarter of 2020, with sales steadily improving for the remainder of the year and through the first quarter of 2021.  In the first quarter of 2021, CompX’s manufacturing operations maintained normal production rates in-line with improved demand, although the Security Products reporting unit still has some markets which continue to be slower to recover, particularly distributors and office furniture.  CompX’s supply chains remain intact although CompX has been moderately impacted by recent global and domestic supply chain disruptions. Thus far CompX’s operations team has been able to manage through these disruptions with minimal impact on operations. Most of the markets CompX serves continue to recover, and CompX communicates closely with all its customers to monitor order levels. Marine Components reporting unit sales outpaced prior year as demand for recreational boats increased as people sought socially distanced, outdoor activities.  CompX expects this trend to continue during the remainder of 2021.

Considerable effort continues at all of CompX’s locations to manage COVID-19 conditions including enhanced health and safety protocols and cleaning and disinfecting efforts.  Throughout the course of the COVID-19 pandemic, CompX has focused its efforts on maintaining efficient operations while closely managing its expenses. The advance of the COVID-19 pandemic and the global efforts to mitigate its spread are expected to continue to challenge workers, businesses and governments during 2021. The success and timing of mitigating actions depends in part on continued deployment of effective tools to fight COVID-19, including effective treatments and vaccine distribution, before economies are likely to return to normal.  In this regard, as part of CompX’s health and safety protocols, CompX is encouraging its employees to receive a COVID-19 vaccine and has offered paid time off to hourly employees to facilitate participation.

Based on current conditions, CompX expects to report increased revenue and operating income in 2021 compared to 2020, despite some markets of the Security Products reporting unit that have not fully recovered to pre-pandemic levels. As a result, CompX expects to continue to experience higher fixed costs per unit of production during 2021 which will continue to challenge gross margins in this reporting unit. The impact of COVID-19 on 2021 will depend on customer demand for CompX’s products, including the timing and extent to which its customers’ operations may be impacted, on CompX’s customers’ perception as to consumer demand for their products and on any future disruptions in CompX’s operations or its suppliers’ operations, all of which are difficult to predict. As noted above, there are global supply chain disruptions and certain of CompX’s customers have experienced temporary pauses in their operations as a result of these disruptions. Thus far these pauses have not had a material negative effect on CompX sales. CompX’s operations teams meet frequently to ensure they are taking appropriate actions to maintain a safe working environment for all its employees, minimize material or supply related operational disruptions, manage inventory levels and improve operating margins. CompX is constantly evaluating staffing levels and believes current staffing levels are aligned with CompX’s sales and production forecasts.

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

Corporate expense – Corporate expenses were $1.8 million in the first quarter of 2021, $.7 million lower than in the first quarter of 2020 primarily due to lower litigation fees and related costs and lower administrative expenses in 2021.  Included in corporate expense are:

•	litigation fees and related costs of $.3 million in the first quarter of 2021 compared to $.6 million in the first quarter of 2020, and
•	environmental remediation and related benefit of $.1 million in the first quarter of 2021 compared to nil in the first quarter of 2020.

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

Overall, we currently expect that our net general corporate expenses in 2021 will be higher than 2020 primarily due to higher expected litigation fees and related costs and higher environmental remediation and related costs.

Interest and dividend income – Interest and dividend income decreased $.7 million in the first quarter of 2021 compared to the prior year period primarily due to lower dividend income and lower interest income related to lower average interest rates on invested balances and lower average interest rates, and to a lesser extent lower average outstanding balances, under CompX’s revolving promissory note receivable from Valhi.

Marketable equity securities – We recognized a gain of $6.4 million on the change in value of our marketable equity securities in the first quarter of 2021 compared to a loss of $12.1 million in the first quarter of 2020.

Income tax expense (benefit) – We recognized an income tax expense of $2.5 million in the first quarter of 2021 compared to an income tax benefit of $3.3 million in the first quarter of 2020. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $6.3 million in the first three months of 2020 and 2021.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos was a 4.3% income tax expense in the first three months of 2021 and a 17.5% income tax benefit in the first three months of 2020.  The increase in our effective rate from 2020 to 2021 is primarily attributable to Kronos’ anticipated higher full year earnings in 2021 as compared to 2020.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2021 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

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

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first three months of 2020 and 2021. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2020	2021	Change
	(In millions)
Net sales	$421.0	$465.0	10%
Cost of sales	332.9	369.3	11
Gross margin	$88.1	$95.7

Income from operations	$43.5	$34.0	(22)%
Interest and dividend income	1.2	.1
Insurance settlement gain	1.5	-
Marketable equity securities unrealized gain (loss)	(1.5)	.8
Other components of net periodic pension and OPEB cost	(4.7)	(4.3)
Interest expense	(4.6)	(5.0)
Income before income taxes	35.4	25.6
Income tax expense	8.4	6.0
Net income	$27.0	$19.6

Percentage of net sales:
Cost of sales	79%	79%
Income from operations	10	7

Equity in earnings of Kronos Worldwide, Inc.	$8.2	$6.0

TiO2 operating statistics:
Sales volumes*	136	141	3%
Production volumes*	132	130	(1)

Change in TiO2 net sales:
TiO2 sales volumes			3%
TiO2 product pricing			(1)
TiO2 product mix/other			3
Changes in currency exchange rates			5
Total			10%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2021 with average TiO2 selling prices 3% lower than at the beginning of 2020 and Kronos’ average TiO2 selling prices at the end of the first quarter of 2021 were 1% higher than the end of 2020. Kronos experienced higher sales volumes in its North American and Latin American markets, partially offset by lower sales volumes in its European market in the first three months of 2021 as compared to the same period of 2020.

Kronos operated its production facilities at overall average capacity utilization rates of 97% in the first quarter of 2021 compared to 95% in the first quarter of 2020. Due to the phase-out of sulfate production at one of Kronos’ facilities in the fourth quarter of 2020, Kronos’ TiO2 production volumes were 1% lower in the first quarter of 2021 as compared to the first quarter of 2020.

Net sales – Kronos’ net sales in the first quarter of 2021 increased 10%, or $44.0 million, compared to the first quarter of 2020 primarily due to a 3% increase in sales volumes (which increased net sales by approximately $13 million), partially offset by a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $4 million).  In addition to the net impact of higher sales volumes and lower average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $20 million in the first quarter of 2021 as compared to the first quarter of 2020.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 3% in the first quarter of 2021 as compared to the first quarter of 2020 primarily due to higher demand in its North American and Latin American markets, partially offset by lower demand in its European market.

Cost of sales and gross margin – Kronos’ cost of sales increased $36.4 million, or 11%, in the first quarter of 2021 compared to the first quarter of 2020 due to a 3% increase in sales volumes partially offset by lower production costs of approximately $13 million.  Kronos’ cost of sales as a percentage of net sales in the first quarter of 2021 was comparable to its cost of sales as a percentage of net sales in the first quarter of 2020.

Gross margin as a percentage of net sales was 21% in each of the first quarters of 2021 and 2020.  Kronos’ gross margin as a percentage of net sales increases or decreases primarily due to the net effect of fluctuations in sales volumes, average TiO2 selling prices and raw materials and other production costs.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense was approximately 13% of net sales in the first quarters of 2021 and 2020.

Income from operations – Kronos’ income from operations decreased by $9.5 million, or 22%, in the first quarter of 2021 compared to the first quarter of 2020.  Income from operations as a percentage of net sales decreased to 7% in the first quarter of 2021 from 10% in the same period of 2020.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $16 million in the first quarter of 2021 as compared to the same period in 2020, as discussed below.

Other non-operating income (expense) – Kronos recognized a gain of $.8 million on the change in value of its marketable equity securities in the first quarter of 2021 compared to a loss of $1.5 million in the first quarter of 2020. Other components of net periodic pension and OPEB cost in the first quarter of 2021 was comparable to the first quarter of 2020. Kronos’ interest expense in the first quarter of 2021 was comparable to the first quarter of 2020 and Kronos currently expects its interest expense for all of 2021 to be comparable to 2020.

Income tax expense – Kronos recognized income tax expense of $6.0 million in the first quarter of 2021 compared to income tax expense of $8.4 million in the first quarter of 2020.  The difference is primarily due to lower earnings in 2021.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Kronos would generally expect its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Effects of currency exchange rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently its non-U.S. operations will generally hold U.S. dollars from time to time).  Certain raw materials used in all Kronos’ production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, and (ii) changes in currency exchange rates during time periods when its non-U.S. operations are holding non-local currency (primarily U.S. dollars).

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates Three months ended March 31, 2021 vs March 31, 2020

	Transaction gains (losses) recognized			Translation gains (losses)– impact of rate changes	Total currency impact 2021 vs 2020
	2020	2021	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$20	$20
Income from operations	12	(1)	(13)	(3)	(16)

The $20 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $16 million decrease in income from operations was comprised of the following:

•

Lower net currency transaction gains of approximately $13 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our non-U.S. operations, and

•

Approximately $3 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, as local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020. Such translation, as it related to the U.S. dollar relative to the euro and Norwegian krone, had a nominal effect on income from operations in 2021 as compared to 2020.

Outlook

Beginning in the second half of 2020 and continuing through the first quarter of 2021, Kronos’ sales volumes have increased from reduced levels experienced in the first half of 2020 resulting from the COVID-19 pandemic. Kronos increased production volumes in late 2020 to correspond to increasing demand and has maintained production at those increased levels through the first quarter of 2021.  At the beginning of 2021, Kronos’ average TiO2 selling prices were 3% lower than at the beginning of 2020 and average selling prices increased 1% during the first quarter of 2021, although still below corresponding 2020 levels.

Despite continued challenges and uncertainties related to the pandemic in certain regions and industries, Kronos expects global demand for consumer products, including those of its customers, to remain strong throughout 2021 and Kronos expects that its sales and production volumes will reflect the elevated demand. As global economic activity has begun to recover, Kronos has experienced certain disruptions in global supply chains along with increasing production costs, including higher third-party feedstock prices and related shipping costs, which are likely to continue for much of 2021. Due to increased customer demand, Kronos expects sales prices for TiO2 to continue to rise throughout 2021, mitigating increases in distribution and production costs. As such, Kronos expects its 2021 sales and income from operations will be higher than in 2020, principally due to higher TiO2 sales prices and higher sales volumes. Kronos continues to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control, including the ongoing economic effects of the COVID-19 pandemic. Future impacts of COVID-19 on Kronos’ operations will depend on, among other things, demand for its products, any future disruption in Kronos’ operations or its suppliers’ operations and the timing and effectiveness of the global measures deployed to fight COVID-19, all of which remain uncertain and cannot be predicted. Kronos’ manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19 and are in varying stages of recovery. Kronos continues to employ a variety of methods to protect the health and well-being of its workforce and its customers, and Kronos is encouraging its employees to be vaccinated. To-date, Kronos has had limited cases of COVID-19 among its workforce and all of its facilities have remained open and operational.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $2.1 million in the first three months of 2021 compared to $3.6 million in the first three months of 2020.  The decrease in cash provided by operating activities includes the net effects of:

•	higher net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2021 of $2.2 million;
•	higher income from operations from CompX in 2021 of $.8 million; and
•	a $.5 million decrease in interest received in 2021 due to lower average interest rates and to a lesser extent a lower average affiliate receivable balance.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended March 31,
	2020	2021
	(In millions)
Net cash provided by operating activities:
CompX	$(1.0)	$(2.4)
NL Parent and wholly-owned subsidiaries	5.7	6.6
Eliminations	(1.1)	(2.1)
Total	$3.6	$2.1

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2020 to March 31, 2021 primarily as a result of relative changes in the timing of collections but is consistent with prior year. Our total average number of days in inventory decreased from December 31, 2020 to March 31, 2021 primarily as a result of Marine Components’ rapid sales growth in the first quarter of 2021. For comparative purposes, we have provided December 31, 2019 and March 31, 2020 numbers below.

	December 31,	March 31,	December 31,	March 31,
	2019	2020	2020	2021
Days sales outstanding	36 days	43 days	33 days	43 days
Days in inventory	81 days	79 days	75 days	66 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $.6 million in the first three months of 2021 compared to $.4 million in the first three months of 2020.  During the first three months of 2021, Valhi repaid a net $.3 million under the promissory note ($11.6 million of gross borrowings and $11.9 million of gross repayments).  During the first three months of 2020, Valhi repaid a net $2.6 million under the promissory note ($15.6 million of gross borrowings and $18.2 million of gross repayments).

Financing activities

During the first three months of 2020, we paid quarterly dividends of $.04 per share to stockholders aggregating $2.0 million. In February 2021, our board of directors increased our regular quarterly dividend from $.04 per share to $.06 per share, and in the first quarter of 2021 we paid dividends aggregating $2.9 million.  The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first three months of each of 2020 and 2021 also include CompX dividends paid to its stockholders other than us.  In addition, during the first three months of 2021, CompX acquired 50,000 shares of its Class A common stock in a market transaction for $.8 million.

Outstanding debt obligations

At March 31, 2021, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at March 31, 2021.  See Note 8 to our Condensed Consolidated Financial Statements.

On April 20, 2021, Kronos entered into a new $225 million global revolving credit facility (Global Revolver) which matures in April 2026.  Kronos had no outstanding borrowings on its previously existing North American and European revolving facilities at March 31, 2021, through the date of their termination.  Kronos currently has no outstanding borrowings on the new Global Revolver and the full $225 million was available for borrowings thereunder.  Kronos’ Senior Secured Notes and its new Global Revolver contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types.  Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos was in compliance with all of its debt covenants at March 31, 2021.  Kronos believes it will be able to continue to comply with the financial covenants contained in its credit facilities through their maturity.

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

At March 31, 2021, we had aggregate cash, cash equivalents and restricted cash of $163.1 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$64.7
NL Parent and wholly-owned subsidiaries	98.4
Total	$163.1

In addition, at March 31, 2021 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $24.6 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned approximately 35.2 million shares of Kronos common stock at March 31, 2021 with an aggregate market value of $538.9 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2022) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At March 31, 2021, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at March 31, 2021 totaled $.5 million.  CompX’s 2021 capital investments are primarily expenditures to meet its expected customer demand, improve efficiency and properly maintain its facilities and technology infrastructure.

Repurchases of common stock

During the first quarter of 2021, CompX purchased 50,000 shares of its Class A common stock in a market transaction.  At March 31, 2021, CompX has 627,547 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2021, based on the number of shares of common stock of these affiliates we own as of March 31, 2021 and their current regular quarterly dividend rate, is presented in the table below.  In this regard, in March 2021 CompX increased its regular quarterly dividend from $.10 per share to $.20 per share, beginning with its dividend payable in March 2021.

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

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2020 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2020 Annual Report, or in Note 14 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings.  In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2020 Annual Report, and we refer you to Part I, Item 7A. –“Quantitative and Qualitative Disclosure about Market Risk” in our 2020 Annual Report.  See also Note 15 to our Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange

Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Robert D. Graham, our Vice Chairman of the Board and Chief Executive Officer and Amy Allbach Samford, our Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2021.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements and our 2020 Annual Report.

Certain Underwriters at Lloyds, London, et al v. NL Industries, Inc.   In April 2021, the trial court entered an order staying the case while the appellate court considers the insurer’s interlocutory appeal of the trial court’s summary judgment ruling.

Item 1A.	Risk Factors

Reference is made to the 2020 Annual Report for a discussion of risk factors related to our businesses.  There have been no material changes to such risk factors during the three months ended March 31, 2021.

Item 6.	Exhibits

10.1

Credit Agreement dated as of April 20, 2021 by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender.

10.2

Guaranty and Security Agreement dated as of April 20, 2021, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender.

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 5, 2021	/s/ Amy Allbach Samford
Amy Allbach Samford
(Vice President and Chief Financial Officer, Principal Financial Officer)
Date: May 5, 2021	/s/ Patty S. Brinda
Patty S. Brinda
(Vice President and Controller, Principal Accounting Officer)