Form 10-Q
period 2021-06-30
NL INDUSTRIES INC
filed 2021-08-04
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on July 30, 2021:  48,802,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2020	2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,039	$145,273
Restricted cash and cash equivalents	2,695	2,734
Accounts and other receivables, net	11,142	16,672
Receivables from affiliates	313	-
Inventories, net	18,337	19,948
Prepaid expenses and other	1,638	1,998

Total current assets	171,164	186,625

Other assets:
Restricted cash and cash equivalents	25,538	25,502
Note receivable from affiliate	29,500	26,000
Marketable securities	18,206	29,141
Investment in Kronos Worldwide, Inc.	242,374	246,853
Goodwill	27,156	27,156
Other assets, net	5,262	5,361

Total other assets	348,036	360,013

Property and equipment:
Land	4,940	4,940
Buildings	23,146	23,146
Equipment	68,227	69,317
Construction in progress	1,010	1,246
	97,323	98,649
Less accumulated depreciation	68,373	69,940

Net property and equipment	28,950	28,709

Total assets	$548,150	$575,347

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2020	2021
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,647	$3,754
Accrued litigation settlement	11,830	11,943
Accrued and other current liabilities	10,253	8,845
Accrued environmental remediation and related costs	2,027	2,257
Payables to affiliates	725	739
Income taxes	25	-

Total current liabilities	27,507	27,538

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	91,389	90,654
Long-term litigation settlement	49,403	49,873
Deferred income taxes	33,830	39,045
Accrued pension costs	6,392	5,525
Other	3,780	3,637

Total noncurrent liabilities	185,294	189,234

Equity:
NL stockholders' equity:
Common stock	6,098	6,100
Additional paid-in capital	299,093	300,309
Retained earnings	257,875	277,974
Accumulated other comprehensive loss	(251,189)	(248,082)

Total NL stockholders' equity	311,877	336,301

Noncontrolling interest in subsidiary	23,472	22,274

Total equity	335,349	358,575

Total liabilities and equity	$548,150	$575,347

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(unaudited)
Net sales	$23,800	$36,253	$56,111	$72,177
Cost of sales	16,434	24,947	38,314	49,836

Gross margin	7,366	11,306	17,797	22,341

Selling, general and administrative expense	4,997	5,548	10,408	10,766
Other operating income (expense):
Insurance recoveries	86	7	108	32
Corporate expense	(2,441)	(2,878)	(4,949)	(4,748)

Income from operations	14	2,887	2,548	6,859

Equity in earnings of Kronos Worldwide, Inc.	5,651	7,816	13,858	13,784

Other income (expense):
Interest and dividend income	501	423	1,632	863
Marketable equity securities	(2,252)	4,575	(14,325)	10,935
Other components of net periodic pension and OPEB cost	(208)	(196)	(416)	(267)
Interest expense	(350)	(299)	(702)	(597)

Income before income taxes	3,356	15,206	2,595	31,577

Income tax expense (benefit)	(1,516)	1,901	(4,779)	4,406

Net income	4,872	13,305	7,374	27,171
Noncontrolling interest in net income of subsidiary	283	608	875	1,217

Net income attributable to NL stockholders	$4,589	$12,697	$6,499	$25,954

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.09	$.26	$.13	$.53

Weighted average shares used in the calculation of net income per share	48,771	48,795	48,763	48,792

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(unaudited)
Net income	$4,872	$13,305	$7,374	$27,171

Other comprehensive income (loss), net of tax:
Currency translation	4,364	402	(5,754)	947
Defined benefit pension plans	1,031	1,144	2,074	2,295
Other postretirement benefit plans	(71)	(64)	(151)	(135)

Total other comprehensive income (loss), net	5,324	1,482	(3,831)	3,107

Comprehensive income	10,196	14,787	3,543	30,278
Comprehensive income attributable to noncontrolling interest	283	608	875	1,217

Comprehensive income attributable to NL stockholders	$9,913	$14,179	$2,668	$29,061

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended June 30, 2020 and 2021 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at March 31, 2020	$6,094	$298,865	$250,960	$(260,845)	$23,131	$318,205
Net income	-	-	4,589	-	283	4,872
Other comprehensive income, net of tax	-	-	-	5,324	-	5,324
Issuance of NL common sotck	4	96	-	-	-	100
Dividends paid - $.04 per share	-	-	(1,952)	-	-	(1,952)
Dividends paid to noncontrolling interest	-	-	-	-	(170)	(170)
Other, net	-	132	-	-	18	150

Balance at June 30, 2020	$6,098	$299,093	$253,597	$(255,521)	$23,262	$326,529

Balance at March 31, 2021	$6,098	$300,097	$268,205	$(249,564)	$21,983	$346,819
Net income	-	-	12,697	-	608	13,305
Other comprehensive income, net of tax	-	-	-	1,482	-	1,482
Issuance of NL common stock	2	99	-	-	-	101
Dividends paid - $.06 per share	-	-	(2,928)	-	-	(2,928)
Dividends paid to noncontrolling interest	-	-	-	-	(330)	(330)
Equity transactions with noncontrolling interest, net and other	-	113	-	-	13	126

Balance at June 30, 2021	$6,100	$300,309	$277,974	$(248,082)	$22,274	$358,575

	Six months ended June 30, 2020 and 2021 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2019	$6,094	$299,102	$251,000	$(251,690)	$22,707	$327,213
Net income	-	-	6,499	-	875	7,374
Other comprehensive loss, net of tax	-	-	-	(3,831)	-	(3,831)
Issuance of NL common stock	4	96	-	-	-	100
Dividends paid - $.08 per share	-	-	(3,902)	-	-	(3,902)
Dividends paid to noncontrolling interest	-	-	-	-	(338)	(338)
Other, net	-	(105)	-	-	18	(87)

Balance at June 30, 2020	$6,098	$299,093	$253,597	$(255,521)	$23,262	$326,529

Balance at December 31, 2020	$6,098	$299,093	$257,875	$(251,189)	$23,472	$335,349
Net income	-	-	25,954	-	1,217	27,171
Other comprehensive income, net of tax	-	-	-	3,107	-	3,107
Issuance of NL common stock	2	99	-	-	-	101
Dividends paid - $.12 per share	-	-	(5,855)	-	-	(5,855)
Dividends paid to noncontrolling interest	-	-	-	-	(669)	(669)
Other, net	-	1,117	-	-	(1,746)	(629)

Balance at June 30, 2021	$6,100	$300,309	$277,974	$(248,082)	$22,274	$358,575

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2020	2021
	(unaudited)
Cash flows from operating activities:
Net income	$7,374	$27,171
Depreciation and amortization	1,912	1,900
Deferred income taxes	(4,805)	4,359
Equity in earnings of Kronos Worldwide, Inc.	(13,858)	(13,784)
Dividends received from Kronos Worldwide, Inc.	12,678	12,678
Marketable equity securities	14,325	(10,935)
Noncash interest expense	686	584
Benefit plan expense greater (less) than cash funding	202	(191)
Other, net	42	26
Change in assets and liabilities:
Accounts and other receivables, net	496	(5,559)
Inventories, net	(3,555)	(1,691)
Prepaid expenses and other	358	(355)
Accounts payable and accrued liabilities	(3,592)	(366)
Income taxes	27	(1)
Accounts with affiliates	530	327
Accrued environmental remediation and related costs	(675)	(506)
Other noncurrent assets and liabilities, net	(33)	(43)

Net cash provided by operating activities	12,112	13,614

Cash flows from investing activities:
Capital expenditures	(861)	(1,598)
Note receivable from affiliate:
Collections	20,628	22,200
Loans	(23,028)	(18,700)

Net cash provided by (used in) investing activities	(3,261)	1,902

Cash flows from financing activities:
Dividends paid	(3,902)	(5,855)
Subsidiary treasury stock acquired	-	(755)
Distributions to noncontrolling interests in subsidiary	(338)	(669)

Net cash used in financing activities	(4,240)	(7,279)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	4,611	8,237
Balance at beginning of period	157,870	165,272

Balance at end of period	$162,481	$173,509

Supplemental disclosures - cash paid (received) for:
Interest	$14	$13
Income taxes, net	(9)	34

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2021, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran's outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons.  The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2021 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own approximately 30% of Kronos Worldwide, Inc. (Kronos).  CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the SEC on March 10, 2021 (the “2020 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2020 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2020) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our results of operations for the interim periods ended June 30, 2021 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2020 Consolidated Financial Statements contained in our 2020 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	June 30,
	2020	2021
	(In thousands)
Trade receivables - CompX	$10,801	$16,712
Other receivables	393	15
Accrued insurance recoveries	18	15
Allowance for doubtful accounts	(70)	(70)
Total	$11,142	$16,672

Note 3 – Inventories, net:

	December 31,	June 30,
	2020	2021
	(In thousands)
Raw materials	$3,220	$4,410
Work in process	11,668	12,404
Finished products	3,449	3,134
Total	$18,337	$19,948

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

	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In thousands)
December 31, 2020
Valhi common stock	1	$18,206	$24,347	$(6,141)

June 30, 2021
Valhi common stock	1	$29,141	$24,347	$4,794

At December 31, 2020 and June 30, 2021, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc.  At December 31, 2020 and June 30, 2021, the quoted per share market price of Valhi common stock was $15.20 and $24.33, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144.  In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2020 and June 30, 2021, we owned approximately 35.2 million shares of Kronos common stock.  At June 30, 2021, the quoted market price of Kronos’ common stock was $14.32 per share, or an aggregate market value of $504.3 million. At December 31, 2020, the quoted market price was $14.91 per share, or an aggregate market value of $525.1 million.

The change in the carrying value of our investment in Kronos during the first six months of 2021 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$242.4
Equity in earnings of Kronos	13.8
Dividends received from Kronos	(12.7)
Equity in Kronos' other comprehensive income:
Currency translation	1.3
Defined benefit pension plans	2.1
Balance at the end of the period	$246.9

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2020	2021
	(In millions)
Current assets	$1,218.3	$1,159.1
Property and equipment, net	524.6	509.5
Investment in TiO2 joint venture	103.3	103.5
Other noncurrent assets	190.5	184.8
Total assets	$2,036.7	$1,956.9

Current liabilities	$260.2	$201.8
Long-term debt	486.7	472.5
Accrued pension costs	372.6	359.0
Other noncurrent liabilities	120.7	112.4
Stockholders' equity	796.5	811.2
Total liabilities and stockholders' equity	$2,036.7	$1,956.9

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(In millions)
Net sales	$386.0	$478.6	$807.0	$943.6
Cost of sales	290.2	369.6	623.1	738.9
Income from operations	33.0	43.8	76.5	77.8
Income tax expense	5.1	9.2	13.5	15.2
Net income	18.6	25.7	45.6	45.3

Note 6 – Other assets, net:

	December 31,	June 30,
	2020	2021
	(In thousands)
Pension asset	$3,881	$3,976
Other	1,381	1,385
Total	$5,262	$5,361

Note 7 – Accrued and other current liabilities:

	December 31,	June 30,
	2020	2021
	(In thousands)
Employee benefits	$9,000	$7,385
Other	1,253	1,460
Total	$10,253	$8,845

Note 8 – Long-term debt:

During the first six months of 2021, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi.  At June 30, 2021, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility.  Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the six months ended June 30, 2021 was 5.13%. The interest rate under this facility as of June 30, 2021 was 5.13%.  We are in compliance with all covenants at June 30, 2021.

Note 9 – Other noncurrent liabilities:

	December 31,	June 30,
	2020	2021
	(In thousands)
Reserve for uncertain tax positions	$1,717	$1,717
OPEB	985	878
Insurance claims and expenses	653	617
Other	425	425
Total	$3,780	$3,637

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(In thousands)
Net sales:
Security Products	$18,573	$27,587	$44,042	$53,472
Marine Components	5,227	8,666	12,069	18,705
Total	$23,800	$36,253	$56,111	$72,177

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(In thousands)
Interest cost	$355	$279	$710	$432
Expected return on plan assets	(461)	(398)	(922)	(796)
Recognized actuarial losses	380	376	760	752
Total	$274	$257	$548	$388

We currently expect our 2021 contributions to our defined benefit pension plans to be approximately $1.2 million.

Note 12 – Income taxes:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$.7	$3.2	$.5	$6.6
Rate differences on equity in earnings of Kronos, net of dividends	(2.2)	(1.2)	(5.4)	(2.2)
U.S. state income taxes and other, net	-	(.1)	.1	-
Income tax expense (benefit)	$(1.5)	$1.9	$(4.8)	$4.4

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(1.5)	$1.9	$(4.8)	$4.4
Additional paid-in capital	-	-	(.1)	-
Other comprehensive income (loss):
Currency translation	1.2	.2	(1.5)	.3
Pension plans	.3	.3	.6	.6
Total	$-	$2.4	$(5.8)	$5.3

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  We received aggregate dividends from Kronos of $12.7 million in each of the first six months of 2020 and 2021.  The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our undistributed equity in earnings (losses) of Kronos. Our equity in earnings of Kronos in 2021 is expected to be higher than our equity in earnings of Kronos in 2020.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2021	2020	2021
	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(182,961)	$(169,030)	$(172,843)	$(169,575)
Other comprehensive income (loss)	4,364	402	(5,754)	947
Balance at end of period	$(178,597)	$(168,628)	$(178,597)	$(168,628)

Defined benefit pension plans:
Balance at beginning of period	$(77,214)	$(79,553)	$(78,257)	$(80,704)
Other comprehensive income - amortization of net losses included in net periodic pension cost	1,031	1,144	2,074	2,295
Balance at end of period	$(76,183)	$(78,409)	$(76,183)	$(78,409)

OPEB plans:
Balance at beginning of period	$(670)	$(981)	$(590)	$(910)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(71)	(64)	(151)	(135)
Balance at end of period	$(741)	$(1,045)	$(741)	$(1,045)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(260,845)	$(249,564)	$(251,690)	$(251,189)
Other comprehensive income (loss)	5,324	1,482	(3,831)	3,107
Balance at end of period	$(255,521)	$(248,082)	$(255,521)	$(248,082)

See Note 11 for amounts related to our defined benefit pension plans.

Other – During the first quarter of 2021, CompX purchased 50,000 shares of its Class A common stock in a market transaction for approximately $755,000.  At June 30, 2021, 627,547 shares were available for purchase under CompX’s prior repurchase authorizations.

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

Under the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we have five annual installment payments remaining ($12.0 million for the next four installments and $16.7 million for the final installment). Our final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us).  See Note 17 to our 2020 Annual Report.

New cases may continue to be filed against us.  It is possible we will incur liability in the future with respect to any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then become probable we have incurred liability with respect to these matters, and whether such liability, if any, could become reasonably estimable.  The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. It is possible actual costs will exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and it is possible costs will be incurred for sites where no estimates presently can be made.  Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2021 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$93,416
Additions charged to expense, net	211
Payments, net	(716)
Balance at the end of the period	$92,911

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$2,257
Noncurrent liability	90,654
Balance at the end of the period	$92,911

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations.  At June 30, 2021, we had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $113 million, including the amount currently accrued.  These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites.  At June 30, 2021, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs.  As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals.  Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2020		June 30, 2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
(In thousands)
Cash, cash equivalents and restricted cash	$165,272	$165,272	$173,509	$173,509

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations

Net income overview

Quarter ended June 30, 2021 compared to the quarter ended June 30, 2020

Our net income attributable to NL stockholders was $12.7 million, or $.26 per share, in the second quarter of 2021 compared to net income attributable to NL stockholders of $4.6 million, or $.09 per share, in the second quarter of 2020. As more fully described below, the increase in our earnings per share from 2020 to 2021 is primarily due to:

•	favorable changes in the relative value of marketable equity securities of $6.7 million;
•	equity in earnings of Kronos in 2021 of $7.8 million compared to $5.7 million in 2020;
•	increase in income tax expense of $3.4 million in 2021; and
•	higher income from operations attributable to CompX of $3.4 million in 2021.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

We had net income attributable to NL stockholders of $26.0 million, or $.53 per share, in the first six months of 2021 compared to net income attributable to NL stockholders of $6.5 million, or $.13 per share, in the first six months of 2020. As more fully described below, the increase in our earnings per share from 2020 to 2021 is primarily due to:

•	favorable changes in the relative value of marketable equity securities of $25.2 million;
•	increase in income tax expense of $9.2 million in 2021; and
•	higher income from operations attributable to CompX of $4.2 million in 2021.

Income from operations

The following table shows the components of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2020	2021	Change	2020	2021	Change
	(In millions)			(In millions)
CompX	$2.4	$5.8	143%	$7.4	$11.6	57%
Insurance recoveries	.1	-	(92)	.1	-	(70)
Corporate expense	(2.5)	(2.9)	18	(5.0)	(4.7)	(4)
Income from operations	$-	$2.9	n/m	$2.5	$6.9	169

Amounts attributable to CompX relate to its component products business, while corporate expense generally relates to NL. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2020	2021	Change	2020	2021	Change
	(In millions)			(In millions)
Equity in earnings of Kronos	$5.7	$7.8	38%	$13.9	$13.8	(1)%
Marketable equity securities unrealized (loss) gain	(2.2)	4.5	303	(14.3)	10.9	176
Other components of net periodic pension and OPEB cost	(.2)	(.2)	(6)	(.4)	(.3)	(36)
Interest and dividend income	.5	.5	(16)	1.6	.9	(47)
Interest expense	(.4)	(.3)	(15)	(.7)	(.6)	(15)

CompX International Inc.

In the second quarter of 2021 CompX’s operating income increased to $5.8 million compared to $2.4 million in the second quarter of 2020. CompX’s operating income for the first six months of 2021 was $11.6 million compared to $7.4 million in the first six months of 2020. The increase in operating income in the second quarter and first six months of 2021 compared to the same periods in 2020 primarily resulted from higher sales at both of CompX’s reporting units. CompX sustained the greatest negative operating impact from COVID-19 in the second quarter of 2020 which significantly impacts operating income comparisons across both periods. Beginning in the third quarter of 2020 and continuing through the second quarter of 2021, Marine Components sales exceeded pre-pandemic levels.  Security Products sales generally improved sequentially since the third quarter of 2020, but did not recover to pre-pandemic levels until the second quarter of 2021 when sales improved in markets that had been slower to recover from the COVID-19 pandemic, particularly sales to distributors and the office furniture market.

	Three months ended June 30,		%	Six months ended June 30,		%
	2020	2021	Change	2020	2021	Change
	(In millions)			(In millions)
Net sales	$23.8	$36.3	52%	$56.1	$72.2	29%
Cost of sales	16.4	24.9	52	38.3	49.8	30
Gross margin	7.4	11.4	53	17.8	22.4	26
Operating costs and expenses	5.0	5.6	11	10.4	10.8	3
Income from operations	$2.4	$5.8	143	$7.4	$11.6	57

Percentage of net sales:
Cost of sales	69%	69%		68%	69%
Gross margin	31	31		32	31
Operating costs and expenses	21	15		19	15
Income from operations	10	16		13	16

Net sales – Net sales increased $12.5 million and $16.1 million in the second quarter and for the first six months of 2021, respectively, compared to the same periods in 2020. The significant increase in sales is primarily due to higher sales volumes at both of CompX’s reporting units in the second quarter of 2021 as many of its customers were temporarily closed or reduced production during the second quarter of 2020 due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Relative changes in selling prices did not have a material impact on net sales comparisons.

Cost of sales and gross margin – Cost of sales and gross margin as a percentage of sales for the second quarter of 2021 were comparable to the same period in 2020.  Cost of sales as a percentage of net sales for the first six months of 2021 was higher than the same period in 2020. As a result, gross margin as a percentage of sales decreased over the same period. The decrease in gross margin percentage in the first six months of 2021 is primarily due to the decline in the Security Products gross margin percentage in the first quarter of 2021, partially offset by a slight increase in the Marine Components gross margin percentage for the first six months of 2021. See discussion of reporting units below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to reporting units and corporate management activities, as well as gains and losses on property and equipment. Operating costs and expenses for the second quarter and first six months of 2021 were higher than the same periods last year. The increase was predominantly due to higher salary and benefit costs which increased by $.5 million for each of the second quarter and first six months compared to the same prior year periods. Operating costs and expenses as a percentage of net sales decreased in both periods as a result of higher sales.

Income from operations – As a percentage of net sales, income from operations for the second quarter and first six months of 2021 increased compared to the same period of 2020 and was primarily impacted by the factors impacting cost of goods sold, gross margin and operating costs. See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended June 30,		%	Six months ended June 30,		%
	2020	2021	Change	2020	2021	Change
	(In millions)			(In millions)
Security Products:
Net sales	$18.5	$27.6	49%	$44.0	$53.5	21%
Cost of sales	12.6	18.7	48	29.5	36.4	23
Gross margin	5.9	8.9	50	14.5	17.1	18
Operating costs and expenses	2.5	3.0	19	5.4	5.7	7
Operating income	$3.4	$5.9	74	$9.1	$11.4	25

Gross margin	32%	32%		33%	32%
Operating income margin	18	21		21	21

Security Products – Security Products net sales in the second quarter of 2021 increased 49% compared to the same period in 2020 when it experienced reduced demand attributed to COVID-19 as discussed above. Relative to prior year, Security Products second quarter sales were $3.0 million higher to the government security market, $2.5 million higher to the transportation market, and $1.7 million higher to distribution customers. Gross margin as a percentage of net sales increased for the second quarter of 2021 due to increased coverage of fixed costs from higher production and sales volumes, partially offset by higher production costs including higher labor and shipping costs. Operating income as a percentage of net sales increased in the second quarter of 2021 as compared to the second quarter of 2020 primarily due to increased coverage of operating costs and expenses on higher sales as well as the factors impacting gross margin for the second quarter.

Security Products net sales increased 21% in the first six months of 2021 compared to the same period last year primarily due to higher second quarter 2021 sales as compared to the second quarter 2020 sales.  Gross margin as a percentage of net sales for the first six months of 2021 declined as compared to the same period last year due to less favorable customer and product mix and higher production costs including increased labor and shipping costs, partially offset by increased fixed cost coverage from higher production and sales volumes. Operating income as a percentage of net sales for the first six months of 2021 increased compared to the same period of 2020 due to increased coverage of operating costs and expenses on higher sales, partially offset by the factors impacting gross margin.

	Three months ended June 30,		%	Six months ended June 30,		%
	2020	2021	Change	2020	2021	Change
	(In millions)			(In millions)
Marine Components:
Net sales	$5.3	$8.7	66%	$12.1	$18.7	55%
Cost of sales	3.8	6.2	65	8.8	13.4	54
Gross margin	1.5	2.5	67	3.3	5.3	57
Operating costs and expenses	.7	0.8	28	1.4	1.7	17
Operating income	$.8	$1.7	100	$1.9	$3.6	88

Gross margin	28%	28%		28%	28%
Operating income margin	15	18		16	19

Marine Components – Marine Components net sales in the second quarter and first six months of 2021 increased 66% and 55%, respectively, compared to the same periods in 2020 due to the reduced demand in 2020 related to COVID-19 as discussed above.  Sales to the towboat market were $2.4 million higher for the second quarter and $5.1 million higher for the first six months of 2021 compared to the same periods in 2020. As a percentage of net sales, gross margin for the second quarter of 2021 was comparable to the same period in 2020. Operating income as a percentage of net sales increased in the second quarter of 2021 compared to the same period in 2020 primarily due to increased coverage of operating costs and expenses on higher sales. For the first six months of 2021, gross margin and operating income as a percentage of net sales increased compared to the same period in 2020 due to increased coverage of fixed costs and operating costs and expenses from higher production and sales volumes, partially offset by higher production costs.

Outlook – Beginning in the second half of 2020, CompX’s sales began to recover from the historically low levels experienced during the second quarter of 2020, with sales steadily improving for the remainder of last year. Throughout the first half of 2021, CompX has experienced strong demand, particularly at its Marine Components reporting unit. During the second quarter of 2021, CompX’s Security Products reporting unit began to see improved demand from distributors and the office furniture market that had been slower to recover. In the first half of 2021, CompX manufacturing facilities operated at elevated production rates in-line with improved demand, although labor markets are tight in each of the regions in which CompX operates and, as a result, CompX is facing challenges maintaining staffing levels aligned with current and forecasted demand, particularly at its Marine Components reporting unit.

Based on current market conditions, CompX expects demand levels to remain strong for the remainder of 2021 and expects to report increased sales and operating income in 2021 compared to 2020. CompX’s supply chains remain intact, although the current global and domestic supply chain disruptions have resulted in challenges in sourcing certain raw materials due to increased lead times along with availability shortages and transportation and logistics delays. Thus far CompX’s operations team has been able to manage through these disruptions with minimal impact on its operations.  In addition, CompX is experiencing increased production costs including higher labor and shipping costs and increasing costs on many of the raw materials it uses. In response, CompX began implementing price increases in the second quarter of 2021; however, the extent to which the price increases will mitigate the rising costs is uncertain and CompX expects increasing production costs will continue to challenge gross margins for the remainder of the year. CompX’s operations teams meet frequently to ensure they are taking appropriate actions to maintain a safe working environment for all its employees, minimize material or supply related operational disruptions, manage inventory levels and improve operating margins.

CompX’s expectations for its operations and the markets it serves is based on a number of factors outside its control, including the ongoing economic effects of the COVID-19 pandemic. As noted above, there are global and domestic supply chain challenges and any future impacts of COVID-19 on CompX’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, demand for its products and the timing and effectiveness of the global measures deployed to fight COVID-19, all of which remain uncertain and cannot be predicted. The success and timing of these mitigating actions depends in part on continued deployment of effective tools to fight COVID-19, including effective treatments and vaccine distribution. In this regard, CompX encouraged its employees to receive a COVID-19 vaccine and offered paid time off to hourly employees to facilitate participation.

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

Corporate expense – Corporate expenses were $2.9 million in the second quarter of 2021, $.4 million higher than in the second quarter of 2020 primarily due to higher environmental remediation and related costs in 2021. Included in corporate expense in the second quarter of 2020 and 2021 are:

•	litigation fees and related costs of $.5 million in each of 2021 and 2020, and
•	environmental remediation and related costs of $.3 million in 2021 compared to nil in 2020.

Corporate expenses were $4.7 million in the first six months of 2021, $.3 million lower than in the first six months of 2020 primarily due to lower litigation fees and related costs and lower administrative expenses partially offset by higher environmental remediation and related costs. Included in corporate expense in the first six months of 2020 and 2021 are:

•	litigation fees and related costs of $.8 million in 2021 compared to $1.1 million in 2020, and
•	environmental remediation and related costs of $.2 million in 2021 compared to nil in 2020.

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

Interest and dividend income – Interest and dividend income in the second quarter of 2021 was comparable the prior year period. Interest and dividend income decreased $.7 million in the first six months of 2021 compared to the prior year period primarily due to lower dividend income and lower interest income related to lower average interest rates on invested balances, and to a lesser extent lower average outstanding balances, under CompX’s revolving promissory note receivable from Valhi.

Marketable equity securities – We recognized a gain of $4.5 million on the change in value of our marketable equity securities in the second quarter of 2021 compared to a loss of $2.2 million in the second quarter of 2020. We recognized a gain of $10.9 million on the change in value of our marketable equity securities in the first six months of 2021 compared to a loss of $14.3 million in the first six months of 2020.

Income tax expense (benefit) – We recognized income tax expense of $1.9 million in the second quarter of 2021 compared to a benefit of $1.5 million in the second quarter of 2020 and income tax expense of $4.4 million in the first half of 2021 compared to an income tax benefit of $4.8 million in the first half of 2020. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos.  Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos.  During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections.  We received dividends from Kronos of $12.7 million in the first six months of 2020 and 2021.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos was a 4.8% income tax expense in the first six months of 2021 and an 18.0% income tax benefit in the first six months of 2020.  The increase in our effective rate from 2020 to 2021 is primarily attributable to Kronos’ anticipated higher full year earnings in 2021 as compared to 2020.  See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2021 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income of CompX increased during the second quarter and the first six months of 2021 compared to the same prior year periods. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2020	2021	Change	2020	2021	Change
	(In millions)			(In millions)
Net sales	$386.0	$478.6	24%	$807.0	$943.6	17%
Cost of sales	290.2	369.6	27	623.1	738.9	19
Gross margin	$95.8	$109.0		$183.9	$204.7

Income from operations	$33.0	$43.8	33%	$76.5	$77.8	2%
Interest and dividend income	.2	.1		1.4	.2
Insurance settlement gain	-	-		1.5	-
Marketable equity securities unrealized gain (loss)	(.2)	.5		(1.7)	1.3
Other components of net periodic pension and OPEB cost	(4.7)	(4.3)		(9.4)	(8.6)
Interest expense	(4.6)	(5.2)		(9.2)	(10.2)
Income before income taxes	23.7	34.9		59.1	60.5
Income tax expense	5.1	9.2		13.5	15.2
Net income	$18.6	$25.7		$45.6	$45.3

Percentage of net sales:
Cost of sales	75%	77%		77%	78%
Income from operations	9	9		9	8

Equity in earnings of Kronos Worldwide, Inc.	$5.7	$7.8		$13.9	$13.8

TiO2 operating statistics:
Sales volumes*	124	144	16%	260	285	9%
Production volumes*	133	137	2	265	267	1

Change in TiO2 net sales:
TiO2 sales volumes			16%			9%
TiO2 product pricing			3			1
TiO2 product mix/other			(1)			2
Changes in currency exchange rates			6			5
Total			24%			17%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2021 with average TiO2 selling prices 3% lower than at the beginning of 2020. Average TiO2 selling prices were 3% higher in the second quarter of 2021 as compared to the second quarter of 2020 and 1% higher in the first six months of 2021 as compared to the first six months of 2020. Kronos’ average TiO2 selling prices at the end of the second quarter of 2021 were 4% higher than the end of 2020. Kronos experienced higher sales volumes in all major markets in the first six months of 2021 as compared to the same period of 2020 primarily due to the COVID-19 related demand contraction in 2020 which was most acute in the second quarter of 2020.

Kronos operated its production facilities at overall average capacity utilization rates of 99% in the first six months of 2021 compared to 95% in the first six months of 2020.  TiO2 production volumes were higher in the first six months of 2021 as compared to the first six months of 2020 due to higher anticipated demand and Kronos’ corresponding adjustments to planned production levels in 2020 as a result of the COVID-19 pandemic.  The table below lists Kronos’ comparative quarterly production capacity utilization rates.

	Production Capacity Utilization Rates
	2020	2021
First quarter	95%	97%
Second quarter	96%	100%

Net sales – Kronos’ net sales in the second quarter of 2021 increased 24%, or $92.6 million, compared to the second quarter of 2020 primarily due to a 16% increase in sales volumes (which increased net sales by approximately $62 million), and a 3% increase in average TiO2 selling prices (which increased net sales by approximately $12 million).  In addition to the impact of higher sales volumes and higher average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $22 million in the second quarter of 2021 as compared to the second quarter of 2020.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 16% in the second quarter of 2021 as compared to the second quarter of 2020 due to higher demand in all its major markets resulting from overall improvements in global economic activity in 2021 compared to the same period in 2020 when negative economic effects from the COVID-19 pandemic had the most significant impact.

Kronos’ net sales in the first six months of 2021 increased 17%, or $136.6 million, compared to the first six months of 2020 primarily due to a 9% increase in sales volumes (which increased net sales by approximately $73 million) and a 1% increase in average TiO2 selling prices (which increased net sales by approximately $8 million).  In addition to the impact of higher sales volumes and higher average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $42 million in the first six months of 2021 as compared to the first six months of 2020.

Kronos’ sales volumes increased 9% in the first six months of 2021 as compared to the first six months of 2020 primarily due to higher sales volumes in all major markets, with a significant portion of the increase occurring in the second quarter as a result of the impact of COVID-19 on the comparable period in 2020, as discussed above.

Cost of sales and gross margin – Kronos’ cost of sales increased $79.4 million, or 27%, in the second quarter of 2021 compared to the second quarter of 2020 due to a 16% increase in sales volumes and higher production costs of approximately $15 million (including higher costs for raw materials and energy).  Kronos’ cost of sales as a percentage of net sales increased to 77% in the second quarter of 2021 compared to 75% in the same period of 2020 primarily due to the unfavorable effects of higher raw materials and other production costs, as discussed above.

Gross margin as a percentage of net sales decreased to 23% in the second quarter of 2021 compared to 25% in the second quarter of 2020.  As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effects of higher raw materials and other production costs partially offset by higher sales volumes and higher average TiO2 selling prices.

Kronos’ cost of sales increased $115.8 million, or 19%, in the first six months of 2021 compared to the first six months of 2020 due to a 9% increase in sales volumes and higher production costs (including higher costs for raw materials and energy) and the effects of currency fluctuations (primarily the euro).  Kronos’ cost of sales as a percentage of net sales increased to 78% in the first six months of 2021 compared to 77% in the same period of 2020 primarily due to the unfavorable effects of currency fluctuations, as discussed below.

Gross margin as a percentage of net sales decreased to 22% in the first six months of 2021 compared to 23% in the first six months of 2020.  As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effects of higher sales volumes, higher raw materials and other production costs and fluctuations in currency exchange rates.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense was approximately 13% of net sales in the second quarters of 2021 and 2020. Kronos’ selling, general and administrative expense was approximately 13% of net sales in the first six months of 2021 and 2020.

Income from operations – Kronos’ income from operations increased by $10.8 million, or 33%, in the second quarter of 2021 compared to the second quarter of 2020.  Income from operations as a percentage of net sales was 9% in each of the second quarters of 2021 and 2020.  Changes in currency exchange rates had a nominal effect on income from operations in the second quarter of 2021 as compared to the same period in 2020, as discussed below.

Kronos’ income from operations increased by $1.3 million, or 2%, in the first six months of 2021 compared to the first six months of 2020.  Income from operations as a percentage of net sales decreased to 8% in the first six months of 2021 from 9% in the same period of 2020.  This decrease was driven by the lower gross margin discussed above.  Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $17 million in the first six months of 2021 as compared to the same period in 2020, as further discussed below.

Other non-operating income (expense) – Kronos recognized a gain of $.5 million on the change in value of its marketable equity securities in the second quarter of 2021 compared to a loss of $.2 million in the second quarter of 2020.  Other components of net periodic pension and OPEB cost in the second quarter of 2021 was comparable to the second quarter of 2020.  Interest expense in the second quarter of 2021 increased $.6 million compared to the second quarter of 2020 primarily due to costs associated with the refinancing of Kronos’ revolving credit facility in April 2021.

Kronos recognized a gain of $1.3 million on the change in value of its marketable equity securities in the first six months of 2021 and a loss of $1.7 million in the first six months of 2020.  Other components of net periodic pension and OPEB cost in the first six months of 2021 decreased $.8 million compared to the first six months of 2020 primarily due to higher expected returns on plan assets offset by the net effects of lower discount rates impacting interest cost and previously unrecognized actuarial losses.  Kronos recognized an insurance settlement gain of $1.5 million related to a property damage claim recognized in the first six months of 2020.  Interest expense in the first six months of 2021 increased $1.0 million compared to the first six months of 2020 due to the refinancing of Kronos’ revolving credit facility in the second quarter of 2021 and the effects of changes in currency exchange rates.

Income tax expense – Kronos recognized income tax expense of $9.2 million in the second quarter of 2021 compared to income tax expense of $5.1 million in the second quarter of 2020.  Kronos recognized income tax expense of $15.2 million in the first six months of 2021 compared to income tax expense of $13.5 million in the first six months of 2020.  The difference is primarily due to higher earnings in 2021 and the jurisdictional mix of earnings.  Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations.  Kronos would generally expect its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates Three months ended June 30, 2021 vs June 30, 2020

	Transaction gains (losses) recognized			Translation gains (losses) - impact of rate changes	Total currency impact 2021 vs 2020
	2020	2021	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$22	$22
Income from operations	(6)	1	7	(8)	(1)

The $22 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $1 million decrease in income from operations was comprised of the following:

•

Lower net currency transaction losses of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and

•

Approximately $8 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020, partially offset by net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2021 as compared to 2020.

Impact of changes in currency exchange rates Six months ended June 30, 2021 vs June 30 2020

				Translation gains (losses)- impact of rate changes	Total currency impact 2021 vs 2020
	Transaction gains recognized
	2020	2021	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$42	$42
Income from operations	6	-	(6)	(11)	(17)

The $42 million increase in net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020.  The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $17 million decrease in income from operations was comprised of the following:

•

Lower net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and

•

Approximately $11 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020, partially offset by net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2021 as compared to 2020.

Outlook

Beginning in the second half of 2020 and continuing through the first six months of 2021, Kronos’ sales volumes have increased from reduced levels experienced in the first half of 2020 resulting from the COVID-19 pandemic. Kronos increased production volumes in late 2020 to correspond to increasing demand and has continued to maintain these increased production volumes through the first six months of 2021. At the beginning of 2021, Kronos’ average TiO2 selling prices were 3% lower than at the beginning of 2020 but average selling prices increased 4% during the first six months of 2021.

Based on current market conditions, Kronos expects global demand for consumer products, including those of its customers, to remain strong throughout the remainder of 2021 and Kronos expects that its sales and production volumes will reflect the elevated demand. As global economic activity continues to recover, Kronos has experienced certain disruptions in global supply chains including availability of third-party feedstock and other raw materials along with transportation and logistics delays.  Thus far Kronos’ operations team has been able to manage through these disruptions with minimal impact on its operations; however, Kronos expects these challenges to continue for the foreseeable future.  In addition, Kronos is experiencing increasing production costs, including higher raw material costs and related shipping costs and higher energy costs which are likely to continue through the end of the year. Driven by increased customer demand and rising costs, Kronos expects sales prices for TiO2 will continue to rise throughout 2021, mitigating increases in distribution, raw materials and other production costs.  As such, Kronos expects its 2021 sales and income from operations will be higher than in 2020, principally due to higher TiO2 sales prices and higher sales volumes; however, Kronos expects increasing costs to continue to challenge margins.  Kronos continues to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control, including the ongoing economic effects of the COVID-19 pandemic. As noted above, Kronos has experienced global supply chain disruptions, including disruptions related to COVID-19, and future impacts of COVID-19 on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations and the timing and effectiveness of the global measures deployed to fight COVID-19 and its variants, all of which remain uncertain and cannot be predicted. Kronos’ manufacturing and administrative facilities are generally located in densely populated regions of Europe and North America which have experienced substantial outbreaks of COVID-19, some of which and are in varying stages of recovery while others are experiencing a resurgence of outbreaks related to COVID-19 variants. Kronos continues to employ a variety of methods to protect the health and well-being of its workforce and its customers and Kronos has encouraged its employees to be vaccinated. To-date, Kronos has had limited cases of COVID-19 among its workforce and all of its facilities have remained open and operational.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $13.6 million in the first six months of 2021 compared to $12.1 million in the first six months of 2020.  The increase in cash provided by operating activities includes the net effects of:

•	higher income from operations from CompX in 2021 of $4.2 million;
•	higher net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2021 of $1.4 million; and
•	a $1.2 million decrease in interest received in 2021 due to the relative timing of interest received, lower average interest rates and to a lesser extent a lower average affiliate receivable balance.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended June 30,
	2020	2021
	(In millions)
Net cash provided by operating activities:
CompX	$4.9	$3.6
NL Parent and wholly-owned subsidiaries	9.3	14.3
Eliminations	(2.1)	(4.3)
Total	$12.1	$13.6

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2020 to June 30, 2021 primarily as a result of relative changes in the timing of collections but is consistent with prior year. Our total average number of days in inventory at June 30, 2021 is not comparable to prior year due to the record high inventory balances at June 30, 2020 resulting from a temporary pandemic related inventory build but is in-line with December 31, 2020. For comparative purposes, we have provided December 31, 2019 and June 30, 2020 numbers below.

	December 31,	June 30,	December 31,	June 30,
	2019	2020	2020	2021
Days sales outstanding	36 days	43 days	33 days	42 days
Days in inventory	81 days	121 days	75 days	73 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $1.6 million in the first six months of 2021 compared to $.9 million in the first six months of 2020.  During the first six months of 2021, Valhi repaid a net $3.5 million under the promissory note ($18.7 million of gross borrowings and $22.2 million of gross repayments).  During the first six months of 2020, Valhi borrowed a net $2.4 million under the promissory note ($23.0 million of gross borrowings and $20.6 million of gross repayments).

Financing activities

During the first six months of 2020, we paid quarterly dividends of $.04 per share to stockholders aggregating $3.9 million. In February 2021, our board of directors increased our regular quarterly dividend to $.06 per share, and in the first six months of 2021 we paid dividends aggregating $5.9 million. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first six months of each of 2020 and 2021 also include CompX dividends paid to its stockholders other than us.  In addition, during the first quarter of 2021, CompX acquired 50,000 shares of its Class A common stock in a market transaction for $.8 million.

Outstanding debt obligations

At June 30, 2021, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations.  We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at June 30, 2021.  See Note 8 to our Condensed Consolidated Financial Statements.

On April 20, 2021, Kronos entered into a new $225 million global revolving credit facility (Global Revolver) which matures in April 2026.  Kronos has no outstanding borrowings on the new Global Revolver at June 30, 2021 and the full $225 million was available for borrowings thereunder.  Kronos’ Senior Secured Notes and its new Global Revolver contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types.  Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants.  For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  Kronos was in compliance with all of its debt covenants at June 30, 2021.  Kronos believes it will be able to maintain compliance with the financial covenants contained in its credit facilitiy through its maturity.

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

At June 30, 2021, we had aggregate cash, cash equivalents and restricted cash of $173.5 million, substantially all of which was held in the U.S.  A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$70.4
NL Parent and wholly-owned subsidiaries	103.1
Total	$173.5

In addition, at June 30, 2021 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $29.1 million.  See Note 4 to our Condensed Consolidated Financial Statements.  We also owned approximately 35.2 million shares of Kronos common stock at June 30, 2021 with an aggregate market value of $504.3 million.  See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2022) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion).  If actual developments differ materially from our expectations, our liquidity could be adversely affected.  In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis.  At June 30, 2021, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing.  See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at June 30, 2021 totaled $.8 million.  CompX’s 2021 capital investments are primarily expenditures to meet its expected customer demand, improve efficiency and properly maintain its facilities and technology infrastructure.

Repurchases of common stock

During the first quarter of 2021, CompX purchased 50,000 shares of its Class A common stock in a market transaction.  At June 30, 2021, CompX has 627,547 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2021, based on the number of shares of common stock of these affiliates we own as of June 30, 2021 and their current regular quarterly dividend rate, is presented in the table below.  In this regard, in March 2021 CompX increased its regular quarterly dividend from $.10 per share to $.20 per share, beginning with its dividend paid in March 2021.

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

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2021.

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

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange

Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2021.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, our 2020 Annual Report and Quarterly Report on Form 10-Q for March 31, 2021.

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

NL INDUSTRIES, INC.
(Registrant)

Date: August 4, 2021	/s/ Amy Allbach Samford
Amy Allbach Samford
(Senior Vice President and Chief Financial Officer, Principal Financial Officer)
Date: August 4, 2021	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller, Principal Accounting Officer)