Form 10-K
period 2021-12-31
NL INDUSTRIES INC
filed 2022-03-09
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the 8.4 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2021 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $54.7 million.

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on February 28, 2022:  48,802,734.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.BUSINESS

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

Organization

At December 31, 2021, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw material (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for Kronos’ TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19);
●	Competitive products and substitute products;
●	Price and product competition from low-cost manufacturing sources (such as China);
●	Customer and competitor strategies;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	The introduction of trade barriers or trade disputes;
●	The impact of current or future government regulations (including employee healthcare benefit related regulations);
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19);
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities;
●	Potential increases in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;
●	Uncertainties associated with CompX’s development of new products and product features;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental health and safety regulations such as those seeking to limit or classify TiO2 or its use;
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Possible future litigation.

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

Component Products CompX International Inc. - 87% owned at December 31, 2021

CompX manufactures engineered components that are sold to a variety of industries including recreational transportation (including boats), postal, office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment. CompX has three production facilities in the United States.

Chemicals Kronos Worldwide, Inc. - 30% owned at December 31, 2021

Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, food, cosmetics and other industrial and consumer “quality-of-life” products. Kronos has production facilities in Europe and North America. Sales of TiO2 represented about 92% of Kronos’ net sales in 2021, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

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

Manufacturing, operations and products - CompX’s Security Products business manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including ignition systems, mailboxes, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. CompX’s Security Products business has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with its Marine Components business. CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock CompX produces;
●	pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine™; and
●	CompX’s innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

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

CompX’s Marine Components business manufactures and distributes stainless steel exhaust components, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories primarily for performance and ski/wakeboard boats. CompX’s Marine Components business has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products. CompX’s specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	wake enhancement devices, trim tabs, steering wheels, and billet aluminum accessories;
●	dash panels, LED indicators, and wire harnesses; and
●	grab handles, pin cleats and other accessories.

The following table sets forth the location, size, and business operations for each of CompX’s principal operating facilities at December 31, 2021:

	Business		Size
Facility Name	Operations	Location	(square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000

SP – Security Products business

MC – Marine Components business

(1)	ISO-9001 registered facilities

CompX believes all of its facilities are well maintained and satisfactory for their intended purposes.

Raw materials - The primary raw materials used in CompX’s manufacturing processes are:

●	Security Products - zinc and brass (for the manufacture of locking mechanisms).
●	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 16% of our total cost of sales for 2021. Total material costs, including purchased components, represented approximately 44% of our cost of sales in 2021.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times CompX may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. Prices for the primary commodity-related raw materials used in the manufacture of CompX’s locking mechanisms, primarily zinc and brass, remained relatively stable during 2020 but generally increased throughout 2021. The prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable in 2020 but experienced significant volatility during 2021. Based on current economic conditions, CompX expects the prices for zinc, brass, and stainless steel, and other manufacturing materials to be volatile during 2022. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions. In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by its products. Consequently, overall operating margins can be affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks - CompX holds a number of patents relating to its component products, certain of which it believes to be important to CompX and its continuing business activity. Patents generally have a term of 20 years and CompX’s patents have remaining terms ranging from one year to 18 years at December 31, 2021.

CompX’s major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™	Lockview®	CompX Marine®
National Cabinet Lock®	System 64®	Custom Marine®
Fort Lock®	SlamCAM®	Livorsi® Marine
Timberline® Lock®	RegulatoR®	Livorsi II® Marine
Chicago Lock®	CompXpress®	CMI Industrial®
STOCK LOCKS®	GEM®	Custom Marine® Stainless Exhaust
KeSet®	Turbine™	The #1 Choice in Performance Boating®
TuBa®	NARC iD®	Mega Rim®
StealthLock®	NARC®	Race Rim®
ACE®	ecoForce®	Vantage View®
ACE® II		GEN-X®
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

CompX sells to a diverse customer base with only one customer representing 10% or more of its sales in 2021 (United States Postal Service representing 16%). CompX’s largest ten customers accounted for approximately 51% of its sales in 2021.

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

Regulatory and environmental matters - CompX has a history of incorporating environmental management and compliance in its operations and decision making.  CompX operates three low-emission manufacturing facilities and CompX’s production processes requiring waste-water discharge are consolidated at its Mauldin, South Carolina facility.  This facility has received a ReWa Gold Award from Renewable Water Resources, an organization which sets regulatory and water policies for the Mauldin facility’s geographic region, for multiple years for its exemplary performance. In addition, CompX operates extensive scrap metal recycling programs to reduce landfill waste.

CompX’s operations are subject to federal, state, and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes. CompX’s operations also are subject to federal, state and local laws and regulations relating to worker health and safety. CompX believes it is in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted its results. CompX currently does not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require CompX to incur significant additional expenditures.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. Kronos believes that Western Europe and North America currently each account for approximately 16% of global TiO2 consumption. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and Kronos believes these are significant markets which will continue to grow as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets - Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years. Kronos believes it is the largest producer of TiO2 in Europe with 46% of its 2021 sales volumes attributable to markets in Europe. The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2019	2020	2021
Europe	18%	17%	15%
North America	19%	18%	17%

Kronos believes it is the leading seller of TiO2 in several countries, including Germany, with an estimated 8% share of worldwide TiO2 sales volume in 2021. Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to its customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of Kronos’ core TiO2 pigments represented approximately 92% of its net sales in 2021. Kronos and its agents and distributors primarily sell products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2021:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	46%	Coatings	56%
North America	37%	Plastics	30%
Asia Pacific	10%	Paper	8%
Rest of World	7%	Other	6%

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

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 8% of its net sales in 2021:

●	Kronos owns and operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. Kronos supplies ilmenite to its sulfate plants in Europe. Kronos also sells ilmenite ore to third parties, some of whom are its competitors, and it sells an ilmenite-based specialty product to the oil and gas industry. The mines have estimated ilmenite reserves that are expected to last at least 50 years.
●	Kronos manufactures and sells iron-based chemicals, which are co-products and processed co-products of sulfate and chloride process TiO2 pigment production. These co-product chemicals are marketed through its Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.
●	Kronos manufactures and sells other specialty chemicals, which are side-stream specialty products from the production of TiO2. Such specialty chemicals are used in applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices and natural gas pipe and other specialty applications.

Manufacturing, operations and properties - Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2021, chloride process production facilities represented approximately 45% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●	Chloride process – The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force. The chloride process produces an intermediate base pigment with a wide range of properties.
●	Sulfate process – The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments.

Kronos produced 546,000, 517,000, and 545,000 metric tons of TiO2 in 2019, 2020 and 2021, respectively. Kronos’ production volumes include its share of the output produced by its TiO2 manufacturing joint venture discussed below.  Kronos’ average production capacity utilization rates were approximately 98% in 2019, 92% in 2020 and full practical capacity in 2021. Kronos’ production rates in 2020 were impacted by the COVID-19 pandemic as Kronos decreased production levels early in the third quarter to correspond with a temporary decline in market demand.

Kronos operates facilities throughout North America and Europe, including the only sulfate process plant in North America and four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described below, a 50% interest in a TiO2 plant near Lake Charles, Louisiana.

As part of Kronos’ long-term strategy to increase chloride process production, Kronos phased-out sulfate production at its Leverkusen facility during 2020.  Kronos’ chloride process production and remaining sulfate production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs, incurring only moderate capital expenditures. Kronos expects to operate its TiO2 plants at near full practical capacity levels in 2022.

The following table presents the division of Kronos’ expected 2022 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	31%	—%
Nordenham, Germany	TiO2 production, sulfate process, co-products	—	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	17	—
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	6
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	17	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	15	—
Total		80%	20%

(1)	The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. Kronos owns the Leverkusen facility, which represents about one-third of Kronos’ current TiO2 production capacity, but Kronos leases the land under the facility from Bayer under a long-term agreement which expires in 2050. Lease payments are periodically negotiated with Bayer for periods of at least two years at a time. A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	Kronos operates the facility near Lake Charles through a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which it is entitled. The joint venture owns the land and facility.

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

Raw materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or chlorine slag), chlorine and petroleum coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Sierra Leone, Canada and India. Kronos purchases feedstock for its chloride process TiO2 from the following primary suppliers for certain contractually specified volumes for delivery extending, in some cases, through 2023:

Supplier	Product	Renewal Terms
Rio Tinto Iron and Titanium Ltd	Chloride process grade slag	Auto-renews bi-annually
Rio Tinto Iron and Titanium Ltd	Upgraded slag	Auto-renews annually
Tizir Titanium & Iron AS	Chloride process grade slag	Renewal terms upon negotiations
Sierra Rutile Limited	Rutile ore	Renewal terms upon negotiations
Base Titanium Limited	Rutile ore	Renewal terms upon negotiations

In the past Kronos has been, and expects it will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration. Kronos expects the raw materials purchased under these contracts, and contracts that it may enter into, will meet its chloride process feedstock requirements over the next several years. Contracts may be terminated with a 12-month written notice (generally for multi-year agreement terms) or based on certain defaults by either party or failure to agree on pricing as noted in the agreements.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates two rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2021. Kronos expects ilmenite production from its mines to meet its European sulfate process feedstock requirements for the foreseeable future. For Kronos’ Canadian sulfate process plant, it purchases sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice. Kronos expects the raw materials purchased under this contract, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase or specify a range of quantities within which it is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2021.

Raw materials
Production process/raw material	procured or mined
(In thousands of
metric tons)
Chloride process plants -
Purchased slag or rutile ore	437
Sulfate process plants:
Ilmenite ore mined and used internally	252
Purchased slag	27

Sales and marketing - Kronos’ marketing strategy is aimed at developing and maintaining strong relationships with new and existing customers. Because TiO2 represents a significant input cost for its customers, the purchasing decisions are often made by its customers’ senior management. Kronos works to maintain close relationships with the key decision makers through in-depth and frequent contact. Kronos endeavors to extend these commercial and technical relationships to multiple levels within its customers’ organizations using its direct sales force and technical service group to accomplish this objective. Kronos believes this helps build customer loyalty to Kronos and strengthens its competitive position. Close cooperation and strong customer relationships enable Kronos to stay closely attuned to trends in its customers’ businesses. Where appropriate, Kronos works in conjunction with its customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades. Kronos also focuses its sales and marketing efforts on those geographic and end-use market segments where it believes it can realize higher selling prices. This focus includes continuously reviewing and optimizing its customer and product portfolios.

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

Kronos sells a majority of its products through its direct sales force operating in Europe and North America. Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas. In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents. Kronos’ agents do not sell any TiO2 products other than KRONOS® branded products. In North America, Kronos’ sales are made primarily through its direct sales force and supported by a network of distributors. In export markets, where Kronos has increased its marketing efforts over the last several years, Kronos’ sales are made through its direct sales force, sales agents and distributors. In addition to Kronos’ direct sales force and sales agents, many of its sales agents also act as distributors to service its customers in all regions. Kronos offers customer and technical service to customers who purchase its products through distributors as well as to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base and no single customer comprised 10% or more of its net sales in 2021. Kronos’ largest ten customers accounted for approximately 32% of net sales in 2021.

Neither Kronos’ business as a whole nor any of its principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring to meet demand during the spring and summer painting seasons. With certain exceptions, such as during the third quarter of 2020 as a result of the COVID-19 pandemic, Kronos has historically operated its production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize its per-unit production costs. As a result, Kronos normally will build inventories during the first and fourth quarters of each year in order to maximize its product availability during the higher demand periods normally experienced in the second and third quarters.

Competition - The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of its product grades. Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from its competitors’ products. During 2021, Kronos had an estimated

8% share of worldwide TiO2 sales volume, and based on sales volume Kronos believes it is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, Tronox Incorporated, Lomon Billions and Venator Materials PLC. The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows Kronos’ estimate of worldwide production capacity in 2021:

Worldwide production capacity – 2021
Chemours	15%
Tronox	13%
Lomon Billions	11%
Venator	7%
Kronos	6%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. In 2019, Tronox acquired certain of the TiO2 assets of Cristal Global. Lomon Billions announced it added approximately 260,000 tons of chloride capacity in 2019 and plans to add an additional 200,000 tons by 2023.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity. Over the past ten years, Kronos and its competitors increased industry capacity through debottlenecking projects, which in part compensated for the shut-down of various TiO2 plants throughout the world. Although overall industry demand is expected to increase in 2022, other than through debottlenecking projects and the Lomon Billions expansion mentioned above, Kronos does not expect any significant efforts will be undertaken by Kronos or its principal competitors to further increase capacity and Kronos believes it is unlikely any new TiO2  plants will be constructed in Europe or North America for the foreseeable future. If actual developments differ from Kronos’ expectations, the TiO2 industry’s and Kronos’ performance could be unfavorably affected.

Research and development - Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new products and applications. Kronos’ expenditures for these activities were approximately $17 million in 2019, $16 million in 2020 and $17 million in 2021. Kronos expects to spend approximately $18 million on research and development in 2022.

Kronos continually seeks to improve the quality of its grades and has been successful in developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles. Since the beginning of 2017, Kronos has added nine new grades for pigments and other applications.

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

Patents – Kronos has obtained patents and has numerous patent applications pending that cover its products and the technology used in the manufacture of its products. Kronos’ patent strategy is important to it and its continuing business activities. In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe. U.S. patents are generally in effect for 20 years from the date of filing. Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from two years to 20 years.

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

Regulatory and environmental matters - Kronos’ operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of its employees. Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos’ policy is to comply with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance and overall sustainability. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect its operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect its consolidated financial position and results of operations or liquidity. During 2021, Kronos was notified by government authorities in Norway that the classification of a dam at its mine facilities was changed to the highest level for Norwegian classification of dam structures. As a result, its mine operations are subject to a higher degree of oversight and regulation than existed prior to this change in classification, and Kronos expects to incur additional capital expenditures to adapt to the higher classification standards.

Kronos has a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through its ecochem® products. Annually Kronos updates and publishes its Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all its employees and shared publicly via its website. Kronos has implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, Kronos is focused on energy efficiency at all production locations. Three of its five production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place. These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption or enhance efficiency, and partnering with local government authorities through grant opportunities to reduce energy consumption and associated Greenhouse Gas (“GHG”) emissions. Kronos also actively manages potential water-related risks, including flooding and water shortages. Kronos’ manufacturing facilities are strategically located adjacent to sources of water, which it uses for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

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

On February 18, 2020 the European Union published a regulation classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation under its EU Regulation No. 1272/2008 on classification and labeling substances and mixtures. The regulation went into force on October 1, 2021 when hazard labels were required on certain dry TiO2 products and certain mixtures containing dry TiO2 in the EU. Kronos’ dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels.

This classification of TiO2 is based on scientifically questioned animal test data. Separate studies of TiO2 workers conducted by the TiO2 industry have shown no TiO2 specific links to cancer. Kronos intends to comply with the new requirements including working with customers and other stakeholders on compliance matters as appropriate.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $14.2 million in 2021 and are currently expected to be approximately $32 million in 2022.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

Through our subsidiaries and affiliates, we seek to operate our businesses in line with sound ESG principles that include corporate governance, social responsibility, sustainability, and cybersecurity. We believe ESG means conducting operations with high standards of environmental and social responsibility, practicing exemplary ethical standards, focusing on safety as a top priority, respecting and supporting our local communities, and continuously developing our employees. At their facilities, Kronos and CompX undertake various environmental sustainability programs, and promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which each operates. Each of Kronos’ and CompX’s locations maintain site-specific safety programs and disaster response and business continuity plans. All manufacturing facilities have detailed, site-specific emergency response procedures that Kronos and CompX believe adequately address regulatory compliance, vulnerability to potential hazards, emergency response and action plans, employee training, alarms and warning systems and crisis communication.

At a corporate level, Kronos and CompX engage in periodic reviews of their cybersecurity programs, including cybersecurity risk and threats. Cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility, and availability of company data stored, processed, or transferred. We periodically update our board of directors on cyber-related risks and cybersecurity programs.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our Board established share ownership guidelines for our non-management directors.

Kronos has taken steps to integrate ESG considerations into operating decisions with other critical business factors.  Kronos biennially publishes an ESG Report, which is available on its public website. The primary purpose of its ESG Report is to describe Kronos’ policies and programs in the area of ESG, including certain internal metrics and benchmarks related to various aspects of ESG.  Kronos voluntarily developed these internal metrics and benchmarks, which Kronos uses to identify progress and opportunities for improvement.  These metrics are not intended to be directly comparable to similar metrics utilized by other companies to track ESG performance.

HUMAN CAPITAL RESOURCES

Employees - We operate through our subsidiaries and affiliate and through our intercorporate services agreement with Contran (see Note 16 to our Consolidated Financial Statements). We have no direct employees. Our operating results depend in part on Kronos’ and CompX’s ability to successfully manage their human capital resources, including attracting, identifying, and retaining key talent. Kronos and CompX each have a well-trained labor force with a substantial number of long-tenured employees. Kronos and CompX provide competitive compensation and benefits to their employees, some of which for Kronos are offered under collective bargaining agreements. In addition to salaries, these programs, which vary by country/region, can include annual bonuses, a defined benefit pension plan (for Kronos), a defined contribution plan with employer matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance.

As of December 31, 2021, CompX employed 570 people, all in the United States.

As of December 31, 2021, Kronos employed the following number of people:

Europe	1,840
Canada	353
United States (1)	55
Total	2,248
(1)Excludes employees of Kronos’ LPC joint venture.

CompX believes its labor relations are good at all of its facilities. Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2021, approximately 88% of Kronos’ worldwide workforce is organized under collective bargaining agreements. Kronos did not experience any work stoppages during 2021, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect its business, results of operations, financial position or liquidity.

Health and safety – Kronos and CompX believe protecting the health and safety of their workforce, customers, business partners and the natural environment are core values. Kronos and CompX are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. Kronos and CompX conduct their businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. Kronos and CompX expect their manufacturing facilities to produce products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and people and have established global policies designed to promote such compliance. Kronos and CompX require employees to comply with such requirements. Kronos and CompX provide their workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of Kronos’ and CompX’s operating facilities develops, maintains, and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year.

CompX uses a Lost Time Incident Rate as a key measure of worker safety. The Lost Time Incident Rate is a standard Occupational Safety and Health Administration metric that calculates the number of incidents that result in time away from work. CompX had a Lost Time Incident Rate of three in 2019, nil in 2020, and one in 2021.

Kronos monitors conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which it operates. With this data Kronos calculates incident frequency rates to assess the quality of its safety performance. Kronos also tracks overall safety performance at the global level.  Each Kronos operating location is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, Kronos collects the location specific information and applies a US-based injury rate calculation to arrive at a global total frequency rate, which is expressed as the number of incidents at its operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under US law. Kronos’ global total frequency rate was 1.59 in 2019, 1.61 in 2020 and 1.08 in 2021.

Diversity and inclusion - We recognize that everyone deserves respect and equal treatment. Kronos and CompX embrace diversity and collaboration in their workforces and business initiatives. Kronos and CompX are equal opportunity employers and base employment decisions on merit, competence and qualifications, without regard to race, color, national origin, gender, age, religion, disability, sex, sexual orientation or other characteristics protected by applicable law in the jurisdictions in which they operate. Kronos and CompX promote a respectful, diverse and inclusive workplace in which all individuals are treated with respect and dignity.

OTHER

In addition to our 87% ownership of CompX and our 30% ownership of Kronos at December 31, 2021, we also own 100% of EWI RE, Inc., an inactive subsidiary that was formerly an insurance brokerage and risk management services company. In the fourth quarter of 2019, we sold the insurance and risk management business of EWI for proceeds of $3.25 million and recognized a gain of $3.0 million. We also hold certain marketable securities and other investments. See Notes 13 and 16 to our Consolidated Financial Statements.

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

ITEM 1A.RISK FACTORS

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

Kronos’ sales and profitability are largely dependent on the TiO2 industry. In 2021, 92% of Kronos’ sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for Kronos’ products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which Kronos operates its business is concentrated, with the top five TiO2 producers accounting for approximately 52% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of Kronos’ competitors may be able to drive down prices for Kronos’ products if their costs are lower than Kronos’ costs. In addition, some of Kronos’ competitors’ financial, technological and other resources may be greater than its resources and such competitors may be better able to withstand changes in market conditions. Kronos’ competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Further, consolidation of Kronos’ competitors or customers may result in reduced demand for its products or make it more difficult for Kronos to compete with its competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

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

●	Competitors may be able to drive down prices for CompX’s products beyond its ability to adjust costs because their costs are lower than CompX, especially products sourced from Asia.

●	Competitors’ financial, technological and other resources may be greater than CompX’s resources, which may enable them to more effectively withstand changes in market conditions.
●	Competitors may be able to respond more quickly than CompX can to new or emerging technologies and changes in customer requirements.
●	Consolidation of CompX’s competitors or customers in any of the markets in which it competes may result in reduced demand for its products.
●	A reduction of CompX’s market share with one or more of its key customers, or a reduction in one or more of its key customers’ market share for their end-use products, may reduce demand for its products.
●	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with CompX’s products.
●	CompX may not be able to sustain a cost structure that enables it to be competitive.
●	Customers may no longer value CompX’s product design, quality or durability over the lower cost products of its competitors.

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

Certain raw materials used in CompX’s products are commodities that are subject to significant fluctuations in price in response to world-wide supply and demand as well as speculative investor activity. Zinc and brass are the principal raw materials used in the manufacture of security products. Stainless steel and aluminum are the major raw materials used in the manufacture of marine components. These raw materials are purchased from several suppliers and are generally readily available from numerous sources. CompX occasionally enters into short-term raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs and ensure supply. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.

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

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which its facilities are located. Titanium-containing feedstocks suitable for use in Kronos’ TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which Kronos purchases or mines its raw material supplies could adversely affect raw material availability. If Kronos or Kronos’ worldwide vendors are unable to meet their planned or contractual obligations and Kronos was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels. Kronos experienced increases in feedstock costs in 2020 and 2021, and Kronos expects feedstock costs to continue to increase in 2022. Kronos may also experience higher operating costs such as energy costs, which could affect its profitability. Kronos may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels, which could reduce its earnings and decrease its liquidity.

Kronos has supply contracts that provide for its TiO2 feedstock requirements that currently expire in either 2022 or 2023. While Kronos believes it will be able to renew these contracts, Kronos does not know if it will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Kronos’ current agreements (including those entered into through February 2022) require it to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $800 million beginning in 2022. In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $64 million at December 31, 2021. Kronos’ commitments under these contracts could adversely affect our financial results if Kronos significantly reduces its production and was unable to modify the contractual commitments.

COVID-19 has affected Kronos’ and CompX’s operations and may continue to affect operations.

Our results of operations have been and may continue to be negatively impacted by COVID-19, specifically from disruptions to Kronos’ and CompX’s supply chain, transportation networks and customers, which may compress margins, including as a result of preventative and precautionary measures that Kronos and CompX, other businesses, and governments are taking. In addition, the ability of our suppliers and customers to operate may be significantly impacted by individuals contracting or being exposed to COVID-19 or as a result of associated control measures. Given the dynamic and uncertain nature and duration of COVID-19 and related variants, and the effectiveness of actions globally to contain or mitigate its effects, we cannot reasonably estimate the long-term impact of COVID-19 on our businesses, results of operations and overall financial performance.

CompX has 570 employees and operates three facilities, each of which specializes in certain manufacturing processes and is therefore dependent upon the other facilities to some extent to manufacture finished goods. With the onset of COVID-19, CompX enhanced cleaning and sanitization procedures within each facility and implemented other health and safety protocols. CompX has generally been able to operate successfully through the pandemic; however, with the increase spread of new variants of COVID-19 it is possible CompX may have temporary closures at one or more of its facilities for the health and safety of its workforce if conditions warrant.

Kronos has 2,248 employees and operates facilities throughout North America and Europe.  With the onset of COVID-19, Kronos enhanced cleaning and sanitization procedures within each facility and implemented other health and safety protocols. Kronos has also been able to fully operate each of its facilities during the pandemic. It is possible Kronos may have temporary closures at one or more of its facilities for the health and safety of its workforce if conditions warrant.

Our assets consist primarily of investments in our operating subsidiaries and affiliate, and we are dependent upon distributions from our subsidiaries and affiliate.

The majority of our operating cash flows are generated by our operating subsidiaries and affiliate, and our ability to service liabilities and pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries and affiliate. Our subsidiaries and affiliate are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay cash dividends or other distributions to us. In addition, the payment of dividends or other distributions from our subsidiaries and affiliate could be subject to restrictions under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries and affiliate operate or any other restrictions imposed by current or future agreements to which our subsidiaries and affiliate may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries and affiliate to pay dividends or make other distributions to us. If our subsidiaries and affiliate were to become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected.

In addition, a significant portion of our assets consist of ownership interests in our subsidiaries and affiliate. If we were required to liquidate our subsidiaries’ and affiliate’s securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities at a time or times for less than what we believe to be the long-term value of such assets.

Kronos’ leverage may impair our financial condition.

Kronos has a significant amount of debt, primarily related to its Senior Notes issued in September 2017. As of December 31, 2021, Kronos’ total consolidated debt was approximately $451 million. Kronos’ level of debt could have important consequences to its stockholders and creditors, including:

●	making it more difficult for Kronos to satisfy its obligations with respect to its liabilities;
●	increasing its vulnerability to adverse general economic and industry conditions;
●	requiring that a portion of its cash flows from operations be used for the payment of interest on its debt, which reduces its ability to use its cash flow to fund working capital, capital expenditures, dividends on its common stock, acquisitions or general corporate requirements;
●	limiting the ability of Kronos’ subsidiaries to pay dividends to it;
●	limiting Kronos’ ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;
●	limiting Kronos’ flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and
●	placing Kronos at a competitive disadvantage relative to other less leveraged competitors.

Indebtedness outstanding under Kronos’ global revolving credit facility accrues interest at variable rates. To the extent market interest rates rise, the cost of Kronos’ debt could increase, adversely affecting its financial condition, results of operations and cash flows.

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts, as discussed above) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $551 million in 2022. Kronos’ ability to make payments on and refinance its debt and to fund planned capital expenditures depends on its future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. In addition, Kronos’ ability to borrow funds under its revolving credit facility in the future will, in some instances, depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which Kronos operates or sells its products, seeking to regulate its operations or to restrict, limit or classify TiO2, or its use. Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase Kronos’ manufacturing and regulatory compliance obligations and costs. Increased compliance obligations and costs or restrictions on operations, raw materials, and certain TiO2 applications could negatively impact Kronos’ future financial results through increased costs of production, or reduced sales which may decrease its liquidity, operating income and results of operations, which could in turn negatively impact our investment in Kronos.

Global climate change legislation could negatively impact our financial results or limit Kronos’ and CompX’s ability to operate their businesses.

CompX operates production facilities in the United States and Kronos operates production facilities in North America and Europe. Many of Kronos’ and CompX’s facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. The U.S. government and various non-U.S. governmental agencies of countries in which Kronos and CompX operate have determined that the consumption of energy derived from fossil fuels is a major contributor to climate change and have introduced or are contemplating regulatory changes in response to the potential impact of climate change, including legislation regarding carbon emission costs, emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms. To date, the existing GHG permit system in effect in the various countries in which Kronos or CompX operates has not had a material adverse effect on financial results. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on Kronos’ or CompX’s business, results of operations or financial condition. However, if further GHG legislation were to be enacted in one or more countries, it could negatively impact Kronos or CompX future results of operations through increased costs of production, particularly as it relates to their energy requirements or their need to obtain emissions permits.  If such increased costs of production were to materialize, Kronos or CompX may be unable to pass price increases on to their customers to compensate for increased production costs, which may decrease their liquidity, operating income and results of operations.  In addition, any adopted future regulations focused on climate change and/or GHG regulations could negatively impact Kronos’ or CompX’s ability (or that of its customers and suppliers) to compete with companies situated in areas not subject to such regulations.

General Risk Factors

Kronos’ operating as a global business presents risks associated with global and regional economic, political, and regulatory environments.

Kronos has significant international operations which, along with its customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, economic sanctions, exchange controls, global and regional economic downturns, natural disasters, terrorism, armed conflict (such as the current conflict between Russia and Ukraine), health crises (such as the coronavirus) and political conditions. Kronos may encounter difficulties enforcing agreements or other legal rights and the effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates, including costs associated with the repatriation of non-U.S. earnings. TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on Kronos’ results of operations and financial condition.

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

Kronos and CompX rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of their products to and from their plants, receive, process and ship orders, manage the billing of and collections from their customers and manage payments to vendors.  Although Kronos and CompX have systems and procedures in place to protect information technology systems, there can be no assurance that such systems and procedures would be sufficiently effective. Therefore, any of Kronos’ and CompX’s information technology systems may be susceptible to outages, disruptions or destruction from power outages, telecommunications failures, employee error, cybersecurity breaches or attacks, and other similar events. This could result in a disruption of Kronos’ or CompX’s business operations, injury to people, harm to the environment or its assets, and/or the inability to access our information technology systems and could adversely affect its results of operations and financial condition.  Kronos and CompX have in the past experienced, and expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, their systems, and vulnerabilities introduced into their systems by trusted third-party vendors who have experienced cyber-attacks. To date Kronos and CompX have not suffered breaches in their systems, either directly or through a trusted third-party vendor, which have led to material losses. Due to the increase in global cybersecurity incidents it has become increasingly difficult to obtain insurance coverage on reasonable pricing terms to mitigate some risks associated with technology failures or cybersecurity breaches, and Kronos and CompX are experiencing such difficulties in obtaining insurance coverage.

Physical impacts of climate change could have a material adverse effect on Kronos’ or CompX’s costs and operations.

Climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, such as hurricanes, thunderstorms, tornadoes, drought and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to Kronos’ or CompX’s facilities, and any damage resulting from extreme weather may not be fully insured. Climate change has also been associated with rising sea levels and many of Kronos’ facilities are located near coastal areas or waterways where rising sea levels or flooding could disrupt its operations or adversely impact its facilities. Furthermore, periods of extended inclement weather or associated droughts or flooding may inhibit Kronos’ or CompX’s facility operations and delay or hinder shipments of products to customers. Any such events could have a material adverse effect on Kronos’ or CompX’s costs or results of operations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 2.PROPERTIES

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

ITEM 3.LEGAL PROCEEDINGS

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

We believe these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, other than with respect to the Santa Clara case discussed below, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

●	we have never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases (other than the Santa Clara case discussed below),
●	no final, non-appealable adverse judgments have ever been entered against us, and
●	we have never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a thirty-year period for which we were previously a party and for which we have been dismissed without any finding of liability.

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

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement and a final immaterial adjustment was made to the litigation settlement accrual in the third quarter of 2019. For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We recognized litigation settlement expense of $19.3 million ($19.6 million expense in the second quarter of 2019 and $.3 million credit in the third quarter of 2019). We made the initial $25.0 million payment in September 2019 and the first and second annual installment payments of $12.0 million each in September 2020 and 2021. We recognized an aggregate of $.6 million in accretion expense in the second half of 2019 and an aggregate of $1.3 million and $1.1 million in 2020 and 2021, respectively.

In November 2018, NL was served with two complaints filed by county governments in Pennsylvania. Each county alleges that NL and several other defendants created a public nuisance by selling and promoting lead-containing paints and pigments in the counties. The plaintiffs seek abatement and declaratory relief. We believe these lawsuits are inconsistent with Pennsylvania law and without merit, and we intend to defend ourselves vigorously. In February 2022, the Pennsylvania Commonwealth Court entered orders staying all proceedings in the trial courts and granting defendants’ request for an interlocutory appeal of earlier trial court rulings allowing the cases to proceed. The stay will remain in place until defendants’ appeals are resolved.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Actual costs could exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and costs may be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2020 and December 31, 2021, we had not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations. At December 31, 2021, we had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2021, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

In June 2011, we were served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to the Tar Creek site, the Cherokee County Superfund Site in southeast Kansas, the Oronogo-Duenweg Lead Mining Belt Superfund Site in Jasper County, Missouri and the Newton County Mine Tailing Site in Newton County, Missouri. We have denied liability and will defend vigorously against all of the claims. In the second quarter of 2012, NL filed a motion to stay the case. In the first quarter of 2013, NL’s motion was granted and the court entered an indefinite stay, which remains in place.

In September 2011, we were served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864). The plaintiff brought this CERCLA contribution action against several defendants to recover a portion of the amount it paid in settlement with the U.S. Government during its Chapter 11 bankruptcy in relation to the Southeast Missouri Mining District. We have denied liability and will defend vigorously against all of the claims. In May 2015, the trial court on its own motion entered an indefinite stay of the litigation, which remains in place.

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

In January 2020, we were sued in Atlantic Richfield, Co. v. NL Industries, Inc., (United States District Court for the District of Colorado, Case 1:20-cv-00234). This is a CERCLA cost recovery action brought by a past owner and operator of certain mining properties located in Rico, Colorado. We have denied liability and will defend vigorously against all claims.

In December 2020, NL and several other defendants were sued in California Department of Toxic Substances v. NL Industries, Inc., (United States District Court for the Central District of California, Case 2:20-cv-11293). This complaint by a California state agency asserts claims under CERCLA, a state environmental statute, and the common law relating to lead contamination allegedly connected to a secondary lead smelter located in Vernon, California. We have denied liability and will defend vigorously against all claims.

In February 2021, NL and several other defendants were sued in 68th Street Site Working Group. v. 7-Eleven Industries, Inc., (United States District Court for the District of Maryland, Case 1:20-cv-03385). This is a CERCLA contribution action brought by a group of potentially responsible parties performing the cleanup of a number of landfills against a large number of defendants. In November 2021, all claims against NL were dismissed.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 104 of these types of cases pending, involving a total of approximately 578 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters.

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

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL). As of February 28, 2022, there were approximately 1,625 holders of record of our common stock.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2016 through December 31, 2021. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2016 and the reinvestment of dividends.

	December 31,
	2016	2017	2018	2019	2020	2021
NL common stock	$100	$175	$43	$48	$61	$98
S&P 500 Composite Stock Index	100	122	116	153	181	233
S&P 500 Industrial Conglomerates Index	100	92	67	84	92	97

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
NL common stock
S&P 500 Index
S&P 500 Industrial Conglomerates

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2021, 66,150 shares are available for award under this plan. See Note 15 to our Consolidated Financial Statements.

ITEM 6.RESERVED

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

Net income overview

Our net income attributable to NL stockholders was $51.2 million, or $1.05 per share, in 2021 compared to net income of $14.7 million, or $.30 per share, in 2020 and net income of $25.8 million, or $.53 per share, in 2019.

As more fully described below, the increase in our earnings per share attributable to NL stockholders from 2020 to 2021 is primarily due to the effects of:

●	equity in earnings from Kronos in 2021 of $34.3 million compared to $19.4 million in 2020,
●	favorable relative changes in the value of marketable equity securities of $24.9 million, and
●	higher income from operations attributable to CompX of $8.7 million in 2021.

As more fully described below, the decrease in our earnings per share attributable to NL stockholders from 2019 to 2020 is primarily due to the net effects of:

●	a pre-tax litigation settlement expense of $19.3 million in 2019 (mostly recognized in the second quarter)
●	equity in earnings from Kronos in 2020 of $19.4 million compared to $26.5 million in 2019,
●	unfavorable relative changes in the value of marketable equity securities of $7.8 million,
●	lower income from operations attributable to CompX of $5.9 million in 2020,
●	lower insurance recoveries in 2020 of $5.0 million related primarily to a single insurance recovery settlement of $4.5 million in 2019 for certain past and future litigation defense costs,
●	a gain of $4.4 million in 2019 related to a sale of excess property, recognized in the third quarter,

●	a gain of $3.0 million in 2019 related to the sale of our insurance and risk management business, recognized in the fourth quarter, and
●	lower litigation fees and related costs of $2.1 million in 2020.

Our 2019 net income per share attributable to NL stockholders includes:

●	a loss of $.31 per share, net of income tax benefit, related to the litigation settlement expense, recognized mainly in the second quarter,
●	income of $.08 per share, net of income tax expense, related to insurance recoveries, recognized mainly in the second quarter,
●	income of $.07 per share, net of income tax expense, related to a gain from a sale of excess property, recognized in the third quarter,
●	income of $.05 per share, net of income tax expense, related to a gain from the sale of our insurance and risk management business, recognized in the fourth quarter,
●	a loss of $.03 per share related to Kronos’ fourth quarter recognition of a non-cash deferred income tax expense primarily related to the revaluation of Kronos’ net deferred income tax asset in Germany as a result of a decrease in the German trade tax rate,
●	income of $.01 per share related to Kronos’ fourth quarter recognition of an income tax benefit related to the favorable settlement of a prior year tax matter in Germany, and
●	income of $.01 per share related to Kronos’ insurance settlement gain recognized in the fourth quarter.

Outlook

Excluding any potential effects from changes in the relative value of marketable securities, we currently expect our net income attributable to NL stockholders in 2022 to be higher than 2021 primarily due to higher expected income from operations attributable to CompX and higher equity in earnings from Kronos partially offset by higher litigation fees and related costs and higher environmental remediation and related costs.

Income (loss) from operations

The following table shows the components of our income (loss) from operations.

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(Dollars in millions)
CompX	$17.7	$11.8	$20.5	(33)%	74%
Insurance recoveries	5.1	.1	.1	(98)	(12)
Other income, net	7.4	—	—	n.m.	—
Litigation settlement expense, net	(19.3)	—	—	n.m.	—
Corporate expense	(12.5)	(9.5)	(10.1)	(24)	6
Income (loss) from operations	$(1.6)	$2.4	$10.5	246	345

n.m. Not meaningful.

The following table shows the components of our income before income taxes exclusive of our income (loss) from operations.

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(Dollars in millions)
Equity in earnings of Kronos	$26.5	$19.4	$34.3	(27)%	77%
Marketable equity securities unrealized (loss) gain	(.9)	(8.7)	16.2	905	287
Other components of net periodic pension and OPEB cost	(1.4)	(.8)	(.6)	(43)	(15)
Interest and dividend income	6.7	2.6	1.6	(61)	(38)
Interest expense	(.7)	(1.3)	(1.1)	98	(15)

CompX International Inc.

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(Dollars in millions)
Net sales	$124.2	$114.5	$140.8	(8)%	23%
Cost of sales	85.2	81.7	98.1	(4)	20
Gross margin	39.0	32.8	42.7	(16)	30
Operating costs and expenses	21.3	21.0	22.2	(1)	6
Income from operations	$17.7	$11.8	$20.5	(33)	74

Percentage of net sales:
Cost of sales	68.6%	71.3%	69.7%
Gross margin	31.4	28.7	30.3
Operating costs and expenses	17.1	18.4	15.8
Income from operations	14.2	10.3	14.6

Net sales - Net sales increased approximately $26.3 million in 2021 compared to 2020 primarily due to higher sales at both CompX business units, particularly in the second quarter of 2021, as many of CompX’s customers were temporarily closed or reduced production during the second quarter of 2020 due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Beginning in the third quarter of 2020 and continuing through 2021, Marine Components sales exceeded pre-pandemic levels. Security Products sales generally improved since third quarter of 2020 but did not recover to pre-pandemic levels until the second quarter of 2021 when sales improved in markets that had been slower to recover from the COVID-19 pandemic, particularly sales to distributors and the office furniture market.

Net sales decreased approximately $9.7 million in 2020 compared to 2019 primarily due to lower Security Products sales across a variety of markets due to reduced demand resulting from the COVID-19 pandemic, offset slightly by higher Marine Component sales to the towboat market.

Cost of sales and gross margin - Cost of sales increased in 2021 compared to 2020 primarily due to the effects of higher sales, as well as increased production costs at both of CompX’s business units. Gross margin as a percentage of sales increased over the same period due to the increase in CompX’s Security Products gross margin percentage partially offset by the decrease in CompX’s Marine Components gross margin percentage.

Cost of sales decreased in 2020 compared to 2019 primarily due to the effects of lower sales for CompX’s Security Products business slightly offset by the higher CompX Marine Component sales discussed above. Gross margin as a percentage of sales decreased over the same period primarily as a result of the lower gross margin percentage at Security Products.

Operating costs and expenses - Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s businesses and its corporate management activities, as well as gains and losses on property and equipment. Operating costs and expenses increased in 2021 compared to 2020 predominantly due to higher salary and benefit costs which increased by $.9 million. As a percentage of sales, operating costs and expenses decreased in 2021 compared to 2020 primarily due to the effect of higher sales.

Operating costs and expenses in 2020 were comparable to 2019. As a percentage of sales, operating costs and expenses increased in 2020 compared to 2019 due to the effect of lower sales.

Income from operations - As a percentage of net sales, operating income increased in 2021 compared to 2020 and decreased in 2020 compared to 2019.  Operating margins were primarily impacted by the factors impacting net sales, cost of sales, gross margin and operating costs discussed above.

General - CompX’s profitability primarily depends on its ability to utilize production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control manufacturing costs, primarily comprised of labor costs and materials. The materials used in its products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 44% of CompX’s cost of sales in 2021, with commodity-related raw materials accounting for approximately 16% of cost of sales. Prices for the primary commodity-related raw materials used in the manufacture of its locking mechanisms, primarily zinc and brass, remained relatively stable during 2020 but generally increased throughout 2021. Prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, remained relatively stable in 2020 but experienced significant volatility during 2021. Based on current economic conditions, CompX expects the prices for its primary commodity-related raw materials and other manufacturing materials to be volatile during 2022.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 - “Business- Raw Materials.”

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(Dollars in millions)
Security Products:
Net sales	$99.3	$87.9	$105.1	(12)%	20%
Cost of sales	67.1	62.1	71.5	(7)	15
Gross margin	32.2	25.8	33.6	(20)	30
Operating costs and expenses	11.2	10.9	12.0	(3)	11
Operating income	$21.0	$14.9	$21.6	(29)	45

Gross margin	32.5%	29.4%	32.0%
Operating income margin	21.2	17.0	20.6

Security Products - Security Products net sales increased 20% to $105.1 million in 2021 compared to $87.9 million in 2020 when it experienced reduced demand across a variety of markets due to the COVID-19 pandemic. Relative to prior year, sales were $7.2 million higher to the government security market, $4.9 million higher to the transportation market, and $2.0 million higher to distribution customers. Gross margin as a percentage of net sales for 2021 increased as compared to 2020 due to increased coverage of fixed costs from higher sales, partially offset by higher production costs including increased raw materials costs across a variety of commodities and component inputs, higher shipping costs, and increased labor costs primarily due to higher overtime costs and increased headcount. Operating income margin increased for 2021 compared to 2020 primarily due to increased coverage of operating costs and expenses on higher sales, partially offset by the higher production costs impacting gross margin and increased sales and administrative-related salary and benefit costs of $.7 million.

Security Products net sales decreased 12% to $87.9 million in 2020 compared to $99.3 million in 2019. Certain security products market segments were slower to recover from the negative impact of the COVID-19 pandemic, primarily in the second and third quarters, including transportation which had $4.4 million lower sales than 2019, distribution customers which were $2.5 million lower than 2019, and office furniture which was $1.8 million lower than 2019. Gross margin and operating income margin for 2020 declined as compared to 2019 primarily due to lower sales and higher cost inventory produced during the second and third quarters and sold in the last half of the year. Security Products inventory produced during the second and third quarters of 2020 had a higher carrying value compared to prior periods due to higher cost per unit of production as a result of lower production volumes during these quarters of 2020. This negatively impacted gross margin and operating income margin as this higher cost inventory was sold during the last half of 2020. Additionally, gross margin and operating income margin were unfavorably impacted by employer paid medical costs, unrelated to the pandemic, which increased $2.1 million in 2020 compared to 2019.

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(Dollars in millions)
Marine Components:
Net sales	$24.9	$26.6	$35.7	7%	34%
Cost of sales	18.2	19.6	26.6	8	36
Gross margin	6.7	7.0	9.1	5	29
Operating costs and expenses	3.1	2.9	3.5	(4)	18
Operating income	$3.6	$4.1	$5.6	12	37

Gross margin	27.0%	26.4%	25.4%
Operating income margin	14.6	15.3	15.7

Marine Components - Marine Components net sales increased 34% in 2021 as compared to 2020 primarily due to increased sales of $7.2 million to several original equipment boat manufactures in the towboat market. Gross margin as a percentage of sales decreased in 2021 compared to 2020 as increased coverage of fixed costs from higher sales were more than offset by higher production costs including raw materials costs (primarily stainless steel), higher shipping costs, and increased labor costs resulting from higher overtime costs and increased headcount. Operating income as a percentage of net sales increased slightly in 2021 compared to 2020 due to increased coverage of operating costs and expenses from higher sales, partially offset by the factors impacting gross margin.

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

Outlook – Beginning in the second half of 2020, CompX’s sales began to steadily improve from the historically low levels it experienced during the second quarter of 2020 as a result of the COVID-19 pandemic. Throughout 2021, CompX experienced strong demand at both its business units. CompX’s manufacturing facilities operated at elevated production rates during 2021 in line with improved demand, although labor markets are tight in each of the regions in which it operates and, as a result, CompX has experienced and continues to have challenges maintaining staffing levels aligned with current and forecasted demand, particularly at its Marine Components business unit.

Based on current market conditions, CompX expects demand levels to remain strong in 2022 and it expects to report increased net sales and operating income in 2022 compared to 2021. CompX’s supply chains remain intact, although the current global and domestic supply chain disruptions continue to present challenges in sourcing certain raw materials due to increased lead times, availability shortages and transportation and logistics delays. Thus far CompX has been able to manage through these disruptions with minimal impact on its operations.  In addition, CompX is experiencing increased production costs including higher labor, shipping, and increasing costs of many of the raw materials it uses including zinc, brass and stainless steel. In response, CompX implemented price increases and surcharges; however, the extent to which the price increases and surcharges will mitigate the rising costs is uncertain and CompX expects increasing production costs will negatively impact gross margins in 2022 as higher cost inventories are sold. CompX’s operations teams meet frequently to ensure they are taking appropriate actions to minimize material or supply related operational disruptions, manage inventory levels, and improve operating margins and to maintain a safe working environment for all its employees.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there are global and domestic supply chain challenges and any future impacts of the COVID-19 pandemic on CompX’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, demand for its products and the timing and effectiveness of the global measures deployed to fight COVID-19, all of which remain uncertain and cannot be predicted.

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

Litigation settlement expense - We recognized a pre-tax $19.3 million litigation settlement expense net of expected insurance recoveries in 2019 related to the lead pigment litigation in California. See Note 17 to our Consolidated Financial Statements.

Corporate expense - Corporate expenses were $10.1 million in 2021, $.6 million or 6% higher than in 2020 primarily due to higher environmental remediation and related costs partially offset by lower administrative expenses. Included in corporate expenses are:

●	litigation fees and related costs of $1.9 million in each of 2021 and 2020, and
●	environmental remediation and related costs of $.8 million in 2021 compared to $.1 million in 2020.

Corporate expenses were $9.5 million in 2020, $3.0 million or 24% lower than in 2019 primarily due to lower litigation fees and related costs and lower administrative expenses partially offset by higher environmental remediation and related costs. Included in corporate expenses are:

●	litigation fees and related costs of $1.9 million in 2020 compared to $4.0 million in 2019, and
●	environmental remediation and related costs of $.1 million in 2020 compared to a benefit of $.6 million in 2019.

Overall, we currently expect that our general corporate expenses in 2022 will be higher than in 2021 primarily due to higher expected litigation fees and related costs and higher environmental remediation and related costs.

The level of our litigation fees and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 17 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2022 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2022, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 17 to our Consolidated Financial Statements.

Interest and dividend income - Interest income decreased $1.0 million in 2021 compared to 2020 primarily due to lower average balances on CompX’s revolving promissory note receivable from Valhi. Interest income decreased $4.1 million in 2020 compared to 2019 primarily due to lower average balances and lower interest rates on CompX’s revolving promissory note receivable from Valhi as well as lower average interest rates on invested balances partially offset by higher cash and cash equivalents available for investment. We also recognized $.6 million of accrued interest income on the insurance recovery receivable in the second quarter of 2019.

Marketable equity securities - Unrealized gains or losses on our marketable equity securities are recognized in Marketable equity securities on our Consolidated Statements of Income. See Note 5 to our Consolidated Financial Statements.

Income tax expense (benefit) - We recognized an income tax expense of $.6 million in 2019, an income tax benefit of $2.5 million in 2020 and an income tax expense of $7.5 million in 2021.

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received aggregate dividends from Kronos of $25.4 million in each of 2019, 2020 and 2021. Our effective tax rate attributable to our equity in earnings (losses) of Kronos, including the effect of non-taxable dividends we received from Kronos, was .9% expense in 2019, a 6.4% benefit in 2020 and 5.5% expense in 2021. The reduction in our effective rate from 2019 to 2020 and increase in our effective rate from 2020 to 2021 is primarily attributable to the net effects of Kronos’ lower earnings in 2020 as compared to 2019 and higher earnings in 2021 as compared to 2020 and the impact of the income tax benefit related to the non-taxable dividends received from Kronos.

See Note 14 to our Consolidated Financial Statements for more information about our 2021 income tax items, including a tabular reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit).

Noncontrolling interest - Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in 2019 and 2021 but lower in 2020 due to lower earnings of CompX in 2020 as a result of reduced demand resulting from the COVID-19 pandemic.

Related party transactions - We are a party to certain transactions with related parties. See Notes 1 and 16 to our Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Equity in earnings of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2019	2020	2021	2019-20	2020-21

	(Dollars in millions)
Net sales	$1,731.1	$1,638.8	$1,939.4	(5)%	18%
Cost of sales	1,344.9	1,287.6	1,493.2	(4)	16%
Gross margin	$386.2	$351.2	$446.2

Income from operations	$145.8	$116.2	$187.1	(20)%	61%
Other loss, net	(6.0)	(17.2)	(14.1)	187	(18)
Interest expense	(18.7)	(19.0)	(19.6)	2	3
Income before income taxes	121.1	80.0	153.4
Income tax expense	34.0	16.1	40.5
Net income	$87.1	$63.9	$112.9

Percentage of net sales:
Cost of sales	78%	79%	77%
Income from operations	8%	7%	10%

Equity in earnings of Kronos Worldwide, Inc.	$26.5	$19.4	$34.3

TiO2 operating statistics:
Sales volumes*	566	531	563	(6)%	6%
Production volumes*	546	517	545	(5)%	5%

Change in TiO2 net sales:
TiO2 product pricing				(2)%	8%
TiO[2] sales volumes				(6)	6
TiO2 product mix/other				2	1
Changes in currency exchange rates				1	3
Total				(5)%	18%
*	Thousands of metric tons

Industry conditions and 2021 overview - Kronos started 2021 with average TiO2 selling prices 3% lower than at the beginning of 2020. Kronos’ average TiO2 selling prices in 2021 were 16% higher than the beginning of the year, including a 6% increase in the last quarter of the year, in response to its rising production costs and strong customer demand. Kronos experienced higher sales volumes in its European, North American and Latin American markets in 2021 as compared to sales volumes in 2020, primarily due to the COVID-19 related demand contraction in 2020 which impacted the second and third quarters and was most acute in the second quarter of 2020.

The following table shows Kronos’ capacity utilization rates during 2021 and 2020. TiO2 production volumes were higher in 2021 as compared to 2020 to meet higher customer demand in 2021. Kronos decreased production levels in 2020 (primarily in the third quarter) to correspond to the temporary decline in demand resulting from the COVID-19 pandemic.

	2020	2021
First Quarter	95%	97%
Second Quarter	96%	100%
Third Quarter	86%	100%
Fourth Quarter	92%	100%
Overall	92%	100%

Net sales - Kronos net sales increased $300.6 million, or 18%, in 2021 compared to 2020, primarily due to an 8% increase in average TiO2 selling prices (which increased net sales by approximately $131 million) and a 6% increase in sales volumes (which increased net sales by approximately $98 million). In addition to the impact of higher sales volumes and higher average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $43 million, or 3%, as compared to 2020. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 6% in 2021 as compared to 2020 primarily due to higher demand in its European, North American and Latin American markets, with a significant portion of the increase occurring in the second and third quarters as a result of the impact of the COVID-19 pandemic on the comparable periods in 2020, as discussed above.

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

Cost of sales and gross margin – Kronos’ cost of sales increased $205.6 million, or 16%, in 2021 compared to 2020 due to a 6% increase in sales volumes and higher production costs of approximately $69 million (including higher costs for raw materials and energy) and the effects of currency fluctuations (primarily the Canadian dollar). Kronos’ cost of sales as a percentage of net sales decreased to 77% in 2021 compared to 79% in 2020 primarily due to the favorable effects of higher average TiO2 selling prices and increased coverage of fixed costs from higher production, partially offset by higher production costs (including higher raw material and energy costs) as well as the effects of fluctuations in currency exchange rates, as discussed below.

Gross margin as a percentage of net sales increased to 23% in 2021 compared to 21% in 2020. Kronos’ gross margin as a percentage of net sales in 2021 increased primarily due to the net effects of higher average TiO2 selling prices, higher production and sales volumes, higher production costs and fluctuations in currency exchange rates.

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

Kronos’ gross margin as a percentage of net sales decreased to 21% in 2020 compared to 22% in 2019. Kronos’ gross margin as a percentage of net sales 2020 decreased primarily due to the net effect of lower sales volumes, lower average TiO2 selling prices, higher raw materials and other production costs and higher sales from its ilmenite mine operations.

Other operating income and expense, net – Kronos’ selling, general and administrative expenses were approximately 13% of net sales in each of 2021, 2020 and 2019. Kronos’ selling, general and administrative expenses increased $30.3 million, or 14%, in 2021 compared to 2020 primarily due to higher variable costs (primarily distribution costs) related to higher overall sales volumes. Kronos’ selling, general and administrative expenses decreased $9.6 million, or 4%, in 2020 compared to 2019 primarily due to variable costs related to lower overall sales volumes.

Income from operations – Kronos’ income from operations increased by $70.9 million or 61%, from $116.2 million in 2020 to $187.1 million in 2021. Income from operations as a percentage of net sales increased to 10% in 2021 from 7% in 2020. This increase was driven by the higher gross margin for the comparable periods discussed above. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $13 million in 2021 as compared to 2020 as discussed in the Effects of currency exchange rates section below.

Kronos’ income from operations decreased by $29.6 million, from $145.8 million in 2019 to $116.2 million in 2020.  Income from operations as a percentage of net sales was 7% in 2020 compared to 8% in 2019.  This decrease was driven by the lower gross margin discussed above for the comparable periods.

Kronos’ income from operations in 2020 was also minimally impacted by the effects of Hurricane Laura which temporarily halted production at LPC on August 24, 2020. Although storm damage to core manufacturing facilities was not severe, a variety of factors, including loss of utilities, limited availability of employees to return to work and restrictions on the facility’s access to raw materials, prevented the resumption of operations until September 25, 2020. LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations. The Kronos warehouse and slurry facilities located near LPC’s facility were also temporarily closed due to the hurricane, but property damage to these facilities was not significant. Kronos’ 2020 income from operations includes immaterial costs related to Hurricane Laura, primarily costs to relocate inventory and modify shipping schedules in order to maintain service levels to its customers following the hurricane. Kronos believes insurance (subject to applicable deductibles) will cover a majority of its losses from the hurricane, including property damage, business interruption losses related to its share of LPC’s lost production and other costs resulting from the disruption of operations. To date, Kronos has not yet recognized any insurance recoveries because the ultimate disposition of its portion of the business interruption claim is not yet determinable; however, LPC has received a portion of the proceeds related to its property damage claim. On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility. Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane. Similar to Hurricane Laura, losses determined to be incurred by LPC and Kronos as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

Other non-operating income (expense) - Kronos recognized a gain of $2.0 million in 2021 and a loss of $1.1 million in 2020 on the change in value of its marketable equity securities. Other components of net periodic pension and postretirement benefits other than pensions, or OPEB, cost in 2021 decreased $2.9 million compared to 2020 primarily due to higher expected returns on plan assets offset by the net effects of lower discount rates impacting interest cost and previously unrecognized actuarial losses. Kronos recognized an insurance settlement gain of $1.5 million during 2020 related to a property damage claim. Interest expense in 2021 increased $.6 million compared to 2020 due to the refinancing of Kronos’ revolving credit facility in the second quarter of 2021 and the effects of changes in currency exchange rates.

Kronos recognized a loss of $1.1 million in 2020 and $.1 million in 2019 on the change in value of its marketable equity securities. Other components of net periodic pension and OPEB cost in 2020 increased $4.2 million compared to 2019 primarily due to increased amortization costs from previously unrecognized actuarial losses as a result of lower discount rates and lower expected returns on plan assets. Interest expense in 2020 was comparable to 2019.

Income tax expense - Kronos recognized income tax expense of $40.5 million in 2021 compared to income tax expense of $16.1 million in 2020. The increase is primarily due to higher earnings in 2021 and the jurisdictional mix of Kronos’ earnings.

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

Kronos earnings are subject to income tax in various U.S. and non-U.S. jurisdictions. Generally, Kronos’ consolidated effective income tax rate is higher than the U.S. federal statutory tax rate of 21% primarily because the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. However, in 2020 Kronos’ consolidated effective income tax rate was lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.

Kronos consolidated effective income tax rate in 2022 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of its non-U.S. operations will be higher than the income tax rates applicable to its U.S. operations and due to the expected mix of earnings.

Effects of currency exchange rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of its sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently its non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all Kronos’ production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency and (ii) changes in currency exchange rates during time periods when its non-U.S. operations are holding non-local currency (primarily U.S. dollars).

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates -2021 vs. 2020
				Translation
				gains (losses)-	Total currency
	Transaction gains recognized			impact of	impact
	2020	2021	Change	rate changes	2021 vs 2020

	(In millions)
Impact on:
Net sales	$—	$—	$—	$43	$43
Income from operations	(4)	2	6	(19)	(13)

The $43 million increase in Kronos’ net sales (translation gain) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2021 as compared to 2020. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2021 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $13 million decrease in income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations, and
●	Approximately $19 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into more U.S. dollars in 2021 as compared to 2020, partially offset by net currency translation gains primarily caused by a weakening of the U.S. dollar relative to the euro as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects of euro-denominated operating costs being translated into more U.S. dollars in 2021 as compared to 2020.

Impact of changes in currency exchange rates - 2020 vs. 2019
				Translation
				gains	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2019	2020	Change	rate changes	2020 vs. 2019
			(In millions)
Impact on:
Net sales	$—	$—	$—	$9	$9
Income from operations	2	(4)	(6)	12	6

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

The $6 million increase in income from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations, and
●	Approximately $12 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2020 as compared to 2019, and such translation, as it related to the U.S. dollar relative to the euro, had a nominal effect on income from operations in 2020 as compared to 2019.

Outlook

Based on current market conditions, Kronos expects global demand for consumer products, including those of its customers, to remain strong throughout 2022. Therefore, Kronos expects to continue to produce at full capacity and will match sales volumes with production volumes which will result in lower sales volumes in 2022 as compared to 2021 based on current inventory levels. As global economic activity continued to recover from the COVID-19 pandemic throughout 2021, Kronos experienced certain disruptions in global supply chains including availability of third-party feedstock and other raw materials along with transportation and logistics delays. Thus far, Kronos’ operations team has been able to manage through these disruptions with minimal impact on its operations; however, Kronos expects these challenges to continue for the foreseeable future. Kronos experienced increases in its feedstock costs in 2021 (primarily in the second half of 2021) and it expects its feedstock costs to continue to increase in 2022 as compared to the average 2021 costs.  In addition to feedstock increases, Kronos continues to experience increasing production costs, including higher raw material and related shipping costs and higher energy and utility costs (especially in Europe), all of which are likely to continue into 2022. At the beginning of 2021, Kronos’ average TiO2 selling prices were 3% lower than at the beginning of 2020 and average TiO2 selling prices increased 16% in 2021. As a result of rising costs and continued strong customer demand, Kronos expects selling prices for TiO2 will continue to rise in 2022, which Kronos expects to mitigate increases in distribution, raw material, energy and other production costs. Kronos expects 2022 sales and income from operations will be higher than in 2021; however, increasing costs will continue to challenge margins. Kronos continues to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

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

Operations outside the United States

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates. At December 31, 2021, Kronos had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

●	Contingencies - We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Obligations for environmental remediation costs are difficult to assess and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2022, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental remediation and related costs accruals (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 17 to our Consolidated Financial Statements.

●	Long-lived assets - The net book value of our property and equipment totaled $29.2 million at December 31, 2021, all of which relates to CompX. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2021 because no such impairment indicators were present.

●	Goodwill - Our net goodwill totaled $27.2 million at December 31, 2021, all related to CompX’s Security Products reporting unit. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. CompX performs its annual goodwill impairment test in the third quarter of each year or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in CompX’s market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete a quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

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

Evaluations of possible impairment utilizing the quantitative impairment test require CompX to estimate, among other factors: forecasts of future operating results, revenue growth, operating margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values, and fair values of reporting units and assets. The goodwill impairment test is subject to uncertainties arising from such events as changes in competitive conditions, the current general economic environment, material changes in growth rate assumptions that could positively or negatively impact anticipated future operating conditions and cash flows, changes in the discount rate, and the impact of strategic decisions. If any of these factors were to materially change such change may require revaluation of the reported goodwill. Changes in estimates or the application of alternative assumptions could produce significantly different results.

In 2021, CompX used the qualitative assessment for its annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as it concluded it is more-likely-than-not the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 7 to our Consolidated Financial Statements.

●	Defined benefit pension plans - We maintain a defined benefit pension plan in the U.S. and a plan in the United Kingdom (U.K.) See Note 11 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $1.6 million in 2019, $1.0 million in 2020 and $.9 million in 2021. The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to our plans of approximately $3.2 million in 2019, $1.8 million in 2020 and $1.2 million in 2021.

In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in” with a specialist insurer of defined benefit pension plans. Following the buy-in, individual policies will replace the bulk annuity policy in a “buy-out” which is expected to be completed in 2022. The buy-out is expected to be completed with existing plan funds. At the completion of the buy-out we will remove the assets and liabilities of the U.K. pension plan from our Consolidated Financial Statements and a plan settlement gain or loss (which we are currently unable to estimate) will be included in net periodic pension cost.

Under defined benefit pension plan accounting, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate and the assumed long-term rate of return on plan assets. We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheets.

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

At December 31, 2021, our projected benefit obligations for defined benefit plans comprised $40.3 million related to the U.S. plan and $10.1 million for the U.K. plan, which is associated with a former disposed business. We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at	Obligations at	Obligations at
	December 31,	December 31,	December 31,
	2019 and	2020 and	2021 and
	expense in 2020	expense in 2021	expense in 2022
United States	3.1%	2.2%	2.6%
United Kingdom	2.0%	1.4%	1.3%

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

At December 31, 2021, approximately 76% of the plan assets were related to our plan in the U.S., with the remainder related to the U.K. plan. We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. See Note 11 to our Consolidated Financial Statements.

Our assumed long-term rates of return on plan assets for 2019, 2020 and 2021 were as follows:

	2019	2020	2021
United States	5.5%	4.5%	4.0%
United Kingdom	2.8%	3.3%	1.3%

Our long-term rate of return on plan asset assumptions in 2022 used for purposes of determining our 2022 defined benefit pension plan expense is 4.0% for the U.S. plan and 1.3% for the U.K. plan. As noted above we are in the process of annuitizing our U.K. pension plan and, as a result, during 2021 and into 2022 all of the assets of the U.K. plan were invested primarily in insurance contracts.

In addition to the actuarial assumptions discussed above, because we maintain a defined benefit pension plan in the U.K., the amount of recognized defined benefit pension expense and the amount of net pension asset and net pension liability will vary based upon relative changes in currency exchange rates.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2022, we expect to recognize defined benefit pension expense of approximately $1.1 million in 2022. In comparison, we expect to be required to contribute approximately $1.2 million to such plans during 2022.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for each of our plans as of December 31, 2021, our aggregate projected benefit obligations would have increased by approximately $1.0 million at that date. Such a change would not materially impact our defined benefit pension expense for 2021. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for our plans, such a change would not materially impact our defined benefit pension expense for 2021.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income (loss) from operations. Changes in working capital are primarily related to changes in receivables and inventories (as discussed below) and payables and accrued liabilities. Net cash provided by operating activities was $17.6 million in 2021 compared to $19.0 million in 2020. The $1.4 million net decrease in cash provided by operating activities includes the net effects of:

●	higher net cash used for relative changes in receivables, inventories, prepaid expenses, payables and accrued liabilities in 2021 of $8.2 million;
●	higher income from operations from CompX in 2021 of $8.7 million; and
●	a $1.3 million decrease in interest received in 2021 due to lower average affiliate receivable balance and the relative timing of interest received.

Net cash provided by operating activities was $19.0 million in 2020 compared to $27.4 million in 2019.  The $8.4 million net decrease in cash provided by operating activities includes the net effects of:

●	first annual installment payment of $12.0 million in 2020 compared to the initial cash payment of $25.0 million in 2019 related to the litigation settlement discussed in Note 17 to our Consolidated Financial Statements;
●	higher net cash used for relative changes in receivables, inventories, prepaid expenses, payables and accrued liabilities in 2020 of $14.8 primarily due to the reclassification of $15.0 million from accrued insurance recovery receivable to noncurrent restricted cash in 2019;
●	lower income from operations from CompX in 2020 of $5.9 million;
●	lower cash received for insurance recoveries in 2020 of $5.3 million;
●	lower cash paid for environmental remediation and related costs in 2020 of $2.0 million related to settlement of an environmental site in 2019; and

●	a $2.8 million decrease in interest received in 2020 due to lower average interest rates and to a lesser extent a lower average affiliate receivable balance, partially offset by the relative timing of interest received.

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

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net cash provided by operating activities:
CompX	$18.5	$15.5	$10.5
NL Parent and wholly-owned subsidiaries	11.9	7.8	15.7
Eliminations	(3.0)	(4.3)	(8.6)
Total	$27.4	$19.0	$17.6

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding increased from December 31, 2020 to December 31, 2021 primarily as a result of the timing of sales and collections in the last month of 2021 as compared to 2020. As shown below, our average number of days in inventory increased from December 31, 2020 to December 31, 2021 primarily due to increased raw material and production costs as well as increased purchases of certain components and raw materials that have longer lead times or for which we have experienced availability issues. For comparative purposes, we have provided 2019 numbers below.

	2019	2020	2021
Days sales outstanding	36 days	33 days	42 days
Days in inventory	81 days	75 days	96 days

Investing activities

Capital expenditures, substantially all of which relate to CompX, have primarily emphasized improving manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain facilities and technology infrastructure. Capital expenditures were $3.2 million in 2019, $1.7 million in 2020 and $4.1 million in 2021. As a result of the COVID-19 pandemic, CompX limited 2020 expenditures to those required to meet its expected customer demand and those required to properly maintain its facilities and technology infrastructure.  Our 2021 capital expenditures increased above pre-pandemic levels as CompX accelerated the timeline for certain projects designed to increase its capacity and improve its capabilities in response to strong customer demand.

Investing activities also include net collections by CompX from Valhi of $5.9 million ($34.9 million of gross borrowings and $40.8 million of gross repayments) in 2019, net borrowings of $1.4 million ($34.8 million of gross borrowings and $33.4 million of gross repayments) in 2020 and net collections of $10.8 million ($29.8 million of gross borrowings and $40.6 million of gross repayments) in 2021 under a promissory note receivable from an affiliate.  See Note 16 to our Consolidated Financial Statements.

During 2019, investing activities also included proceeds from a sale of excess property of $4.6 million in the third quarter and net proceeds from the sale of our insurance and risk management business of $2.9 million in the fourth quarter.

Financing activities

Cash dividends paid totaled $7.8 million ($.16 per share, or $.04 per share per quarter) in 2020, and $11.7 million ($.24 per share, or $.06 per share per quarter) in 2021. In March 2022 our board of directors declared a first quarter 2022 dividend of $.07 per share, to be paid on March 24, 2022 to NL stockholders of record as of March 14, 2022. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities include CompX dividends paid to its stockholders other than us aggregating $.5 million in 2019, $.7 million in 2020 and $1.3 million in 2021.

In addition, during 2021, CompX acquired 75,000 shares of its Class A common stock in market transactions for an aggregate purchase price of $1.3 million.

Outstanding debt obligations

At December 31, 2021, NL had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our revolving credit facility with Valhi at December 31, 2021. See Note 10 to our Consolidated Financial Statements.

Kronos’ Global Revolver and its Senior Secured Notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type. Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos is in compliance with all of its debt covenants at December 31, 2021. Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facility through their maturity.

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

At December 31, 2021, we had aggregate cash, cash equivalents and restricted cash of $175.2 million, substantially all of which was held in the U.S. A detail (in millions) by entity is presented in the table below.

CompX	$76.5
NL Parent and wholly-owned subsidiaries	98.7
Total	$175.2

In addition, at December 31, 2021 we owned 1.2 million shares of Valhi common stock with an aggregate market value of $34.4 million. See Note 5 to our Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at December 31, 2021 with an aggregate market value of $528.6 million. See Note 6 to our Consolidated Financial Statements.

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

Based upon our expectations of operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2022). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At December 31, 2021, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing under the facility. See Note 10 to our Consolidated Financial Statements.

Capital expenditures

Capital expenditures for 2022 are estimated at approximately $6.7 million, substantially all of which relate to CompX. CompX’s 2022 capital investments are primarily to increase its capacity and its capability needs as well as to maintain and improve the cost-effectiveness of its facilities equipment, and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2022, based on the number of shares of common stock of these affiliates we own as of December 31, 2021 and their current regular quarterly dividend rate, is presented in the table below. In this regard, in February 2022 Kronos increased its regular quarterly dividend from $.18 to $.19 per share and in March 2022 CompX increased its regular quarterly dividend from $.20 to $.25 per share, both increases begin with the dividends payable in March 2022.

	Shares held	Quarterly	Annual expected
	December 31, 2021	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.19	$26.8
CompX	10.8	.25	10.8
Valhi	1.2	.08	.4
Total expected annual dividends			$38.0

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

As more fully described in the Notes to our Consolidated Financial Statements, we are party to various debt, leases and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Note 10 to our Consolidated Financial Statements. See Notes 1 and 14 to our Consolidated Financial Statements for a description of certain income tax contingencies.  Additionally, CompX has purchase obligations of $30.7 million ($30.1 million payable in 2022 and $.6 million payable in 2023) which consists of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2021. The timing and amount for purchase obligations is based on the contractual payment amount and the contractual payment date for those commitments.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - We are exposed to market risk from changes in currency exchange rates, interest rates, raw materials and equity security prices.

Interest rates - We are exposed to market risk from changes in interest rates, primarily related to our indebtedness. We have an outstanding principal amount of indebtedness of $.5 million at December 31, 2021 bearing interest at prime plus 1.875% (5.13% at December 31, 2021) with a maturity date of December 31, 2023. The carrying value of such outstanding indebtedness approximates its fair value.

We are also exposed to market risk from changes in interest rates, primarily related to CompX’s note receivable from affiliate. The outstanding principal amount of the note receivable from affiliate of $18.7 million at December 31, 2021 bears interest at prime plus 1.0% (4.25% at December 31, 2021). We received interest income of $1.2 million from the note during 2021.

Marketable security prices - We are exposed to market risk due to changes in prices of the marketable securities which we own. The fair value of our equity securities at December 31, 2020 and 2021 was $18.2 million and $34.4 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $1.8 million and $3.4 million at December 31, 2020 and 2021, respectively.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE. During 2021, our chief executive officer filed such annual certification with the NYSE. The 2021 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2021 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2022 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2022 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2022 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2022 proxy statement. See also Note 16 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to our 2022 proxy statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)Financial Statements

The Registrant

The consolidated financial statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (30%-owned at December 31, 2021) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)Exhibits

We have included as exhibits the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2021 will be furnished to the Commission upon request.

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
10.5

Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995. (P)

10.6

Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.7

Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995. (P)

10.8

Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.9

Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.). and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993. (P)

10.10

Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit 10.9 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047). (P)

10.11

Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. - incorporated by reference to Exhibit 10.10 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047). (P)

10.12**	Unsecured Revolving Demand Promissory Note dated December 31, 2021 in the principal amount of $30.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.
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

Item No.	Exhibit Index
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

10.26

Unsecured Revolving Demand Promissory Note dated December 31, 2021 in the principal amount of $30.0 million executed by Valhi, Inc. and payable to the order of CompX International Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of CompX International Inc. (File No. 1-13905) for the year ended December 31, 2021.

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
10.33

Credit Agreement dated as of April 20, 2021 by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended March 31, 2021.

10.34

Guaranty and Security Agreement dated as of April 20, 2021, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended March 31, 2021.

21.1 **	Subsidiaries of the Registrant
23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.
23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.
31.1 **	Certification
31.2 **	Certification
32.1 **	Certification
99.1	Consolidated financial statements of Kronos Worldwide, Inc. - incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2021.
101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
**	Filed herewith

(P)Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc.
(Registrant)

By:	/s/Courtney J. Riley
Courtney J. Riley, March 9, 2022
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 9, 2022	John E. Harper, March 9, 2022
(Chair of the Board (non-executive))	(Director)

/s/ Robert D. Graham	/s/ Meredith W. Mendes
Robert D. Graham, March 9, 2022	Meredith W. Mendes, March 9, 2022
(Vice Chairman and Director)	(Director)

/s/ Amy Allbach Samford	/s/ Cecil H. Moore, Jr.
Amy Allbach Samford, March 9, 2022	Cecil H. Moore, Jr., March 9, 2022
(Vice President and Chief Financial Officer, Principal Financial Officer)	(Director)

/s/ Amy E. Ruf	/s/ Thomas P. Stafford
Amy E. Ruf, March 9, 2022	Thomas P. Stafford, March 9, 2022
(Vice President and Controller, Principal Accounting Officer)	(Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NL Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NL Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Environmental Remediation and Related Matters

As described in Note 17 to the consolidated financial statements, management evaluates the potential range of the Company’s liability for environmental remediation and related costs at sites where the Company has been named as a potentially responsible party (PRP) or defendant. As of December 31, 2021, management accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters. Liabilities related to environmental remediation and related matters (including costs associated with damages for property damage and/or damages for injury to natural resources) are recorded when management determines that estimated future expenditures are probable and reasonably estimable. As disclosed by management, environmental remediation and related costs accruals (and the potential range of the Company’s liabilities) are adjusted as further information becomes available or as circumstances change which involves management’s judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.

The principal considerations for our determination that performing procedures relating to environmental remediation and related matters is a critical audit matter are the significant judgments by management when assessing the accruals and the potential range of the Company’s liabilities and when determining whether estimated future expenditures are probable and reasonably estimable, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to management’s assessment of the accruals and the potential range of the liabilities.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 9, 2022

We have served as the Company’s auditor since 1924.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$137,039	$147,002
Restricted cash and cash equivalents	2,695	2,765
Accounts and other receivables, net	11,142	15,609
Receivables from affiliates	313	—
Inventories, net	18,337	25,642
Prepaid expenses and other	1,638	2,630

Total current assets	171,164	193,648

Other assets:
Restricted cash and cash equivalents	25,538	25,475
Note receivable from affiliate	29,500	18,700
Marketable securities	18,206	34,435
Investment in Kronos Worldwide, Inc.	242,374	264,803
Goodwill	27,156	27,156
Other assets, net	5,262	2,753

Total other assets	348,036	373,322

Property and equipment:
Land	4,940	5,071
Buildings	23,146	23,161
Equipment	68,227	70,664
Construction in progress	1,010	2,028
	97,323	100,924
Less accumulated depreciation	68,373	71,742

Net property and equipment	28,950	29,182

Total assets	$548,150	$596,152

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2020	2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,647	$3,408
Accrued litigation settlement	11,830	11,830
Accrued and other current liabilities	10,253	12,017
Accrued environmental remediation and related costs	2,027	2,643
Payables to affiliates	725	691
Income taxes	25	8

Total current liabilities	27,507	30,597

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	91,389	90,297
Long-term litigation settlement	49,403	38,519
Deferred income taxes	33,830	44,056
Accrued pension costs	6,392	3,722
Other	3,780	3,490

Total noncurrent liabilities	185,294	180,584

Equity:
NL stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Common stock, $.125 par value; 150,000 shares authorized; 48,789 and 48,803 shares issued and outstanding	6,098	6,100
Additional paid-in capital	299,093	299,775
Retained earnings	257,875	297,351
Accumulated other comprehensive loss	(251,189)	(240,756)

Total NL stockholders' equity	311,877	362,470

Noncontrolling interest in subsidiary	23,472	22,501

Total equity	335,349	384,971

Total liabilities and equity	$548,150	$596,152

Commitments and contingencies (Notes 14 and 17)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2019	2020	2021

Net sales	$124,243	$114,537	$140,815
Cost of sales	85,280	81,689	98,066

Gross margin	38,963	32,848	42,749

Selling, general and administrative expense	21,297	21,031	22,223
Other operating income (expense):
Insurance recoveries	5,138	81	71
Other income, net	7,444	18	29
Litigation settlement expense, net	(19,266)	—	—
Corporate expense	(12,591)	(9,559)	(10,135)

Income (loss) from operations	(1,609)	2,357	10,491

Equity in earnings of Kronos Worldwide, Inc.	26,470	19,437	34,323

Other income (expense):
Interest and dividend income	6,672	2,599	1,603
Marketable equity securities	(863)	(8,671)	16,229
Other components of net periodic pension and OPEB cost	(1,375)	(784)	(665)
Interest expense	(681)	(1,350)	(1,142)

Income before income taxes	28,614	13,588	60,839

Income tax expense (benefit)	579	(2,515)	7,479

Net income	28,035	16,103	53,360
Noncontrolling interest in net income of subsidiary	2,191	1,423	2,172

Net income attributable to NL stockholders	$25,844	$14,680	$51,188

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.53	$.30	$1.05

Weighted average shares used in the calculation of net income per share	48,745	48,776	48,797

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2019	2020	2021
Net income	$28,035	$16,103	$53,360

Other comprehensive income (loss), net of tax:
Currency translation	(409)	3,268	(1,660)
Defined benefit pension plans	(2,971)	(2,447)	12,236
Other postretirement benefit plans	(40)	(320)	(143)

Total other comprehensive income (loss), net	(3,420)	501	10,433

Comprehensive income	24,615	16,604	63,793
Comprehensive income attributable to noncontrolling interest	2,191	1,423	2,172

Comprehensive income attributable to NL stockholders	$22,424	$15,181	$61,621

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2019, 2020 and 2021

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2018	$6,090	$301,139	$225,156	$(248,270)	$19,443	$303,558

Net income	—	—	25,844	—	2,191	28,035
Other comprehensive loss, net of tax	—	—	—	(3,420)	—	(3,420)
Issuance of NL common stock	4	96	—	—	—	100
Dividends paid to noncontrolling interest	—	—	—	—	(470)	(470)
Other, net	—	(2,133)	—	—	1,543	(590)

Balance at December 31, 2019	6,094	299,102	251,000	(251,690)	22,707	327,213

Net income	—	—	14,680	—	1,423	16,103
Other comprehensive income, net of tax	—	—	—	501	—	501
Issuance of NL common stock	4	96	—	—	—	100
Dividends paid - $.16 per share	—	—	(7,805)	—	—	(7,805)
Dividends paid to noncontrolling interest	—	—	—	—	(676)	(676)
Other, net	—	(105)	—	—	18	(87)

Balance at December 31, 2020	6,098	299,093	257,875	(251,189)	23,472	335,349

Net income	—	—	51,188	—	2,172	53,360
Other comprehensive income, net of tax	—	—	—	10,433	—	10,433
Issuance of NL common stock	2	99	—	—	—	101
Dividends paid - $.24 per share	—	—	(11,712)	—	—	(11,712)
Dividends paid to noncontrolling interest	—	—	—	—	(1,324)	(1,324)
Other, net	—	583	—	—	(1,819)	(1,236)

Balance at December 31, 2021	$6,100	$299,775	$297,351	$(240,756)	$22,501	$384,971

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net income	$28,035	$16,103	$53,360
Depreciation and amortization	3,685	3,827	3,839
Deferred income taxes	430	(2,530)	7,453
Equity in earnings of Kronos Worldwide, Inc.	(26,470)	(19,437)	(34,323)
Dividends received from Kronos Worldwide, Inc.	25,356	25,356	25,356
Marketable equity securities	863	8,671	(16,229)
Cash funding of benefit plans in excess of net benefit plan expense	(1,574)	(792)	(220)
Noncash interest expense	646	1,321	1,116
Net gain from sale of excess property	(4,424)	—	—
Net gain from sale of business	(3,000)	—	—
Other, net	281	93	(31)
Change in assets and liabilities:
Accounts and other receivables, net	15,487	1,121	(4,488)
Inventories, net	(1,439)	(193)	(7,479)
Prepaid expenses and other	(77)	(237)	(991)
Accounts payable and accrued liabilities	(26,365)	(13,163)	(9,399)
Income taxes	33	(77)	13
Accounts with affiliates	444	193	279
Accrued environmental remediation and related costs	(3,703)	(1,092)	(476)
Other noncurrent assets and liabilities, net	19,227	(141)	(171)

Net cash provided by operating activities	27,435	19,023	17,609

Cash flows from investing activities:
Capital expenditures	(3,166)	(1,740)	(4,094)
Note receivable from affiliate:
Loans	(34,900)	(34,828)	(29,800)
Collections	40,800	33,428	40,600
Proceeds from sale of excess property	4,636	—	—
Proceeds from sale of business	2,925	—	—
Cash, cash equivalents and restricted cash and cash equivalents of business at time of sale	(504)	—	—
Other	125	—	2

Net cash provided by (used in) investing activities	9,916	(3,140)	6,708

Cash flows from financing activities:
Dividends paid	—	(7,805)	(11,712)
Subsidiary treasury stock acquired	—	—	(1,311)
Dividends paid to noncontrolling interests in subsidiary	(470)	(676)	(1,324)

Net cash used in financing activities	(470)	(8,481)	(14,347)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2019	2020	2021
Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	$36,881	$7,402	$9,970
Balance at beginning of year	120,989	157,870	165,272
Balance at end of year	$157,870	$165,272	$175,242

Supplemental disclosures - cash paid for:
Cash paid for (received):
Interest	$36	$27	$26
Income taxes, net	(118)	46	32
Noncash investing - receivable from sale of business	325	—	—

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 1 - Summary of significant accounting policies:

Nature of our business - NL Industries, Inc. (NYSE: NL) is primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE American: CIX). We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc. (NYSE:  KRO).

Organization - At December 31, 2021, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2021 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

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

Restricted cash and cash equivalents - We classify cash equivalents that have been segregated or are otherwise limited in use as restricted. Such restrictions include cash pledged as collateral with respect to performance obligations or letters of credit required by regulatory agencies for certain environmental remediation sites and cash pledged as collateral with respect to certain workers compensation liabilities or legal settlements. To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability. To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset. Restricted cash equivalents classified as a current asset or a noncurrent asset are presented separately on our Consolidated Balance Sheets.

Marketable securities and securities transactions - We carry marketable securities at fair value. Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and, with certain exceptions, this framework is generally applied to all financial statement items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

We classify all of our marketable securities as available-for-sale. Unrealized gains or losses on the securities are recognized in Marketable equity securities on our Consolidated Statements of Income. We base realized gains and losses upon the specific identification of the securities sold. See Notes 5 and 11.

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

Income taxes - We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are party to a tax sharing agreement with Valhi and Contran which provides that we compute our provision for income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to our tax sharing agreement, we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We received net refunds from Valhi for income taxes of $.2 million in 2019 and nil in each of 2020 and 2021.

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

Environmental remediation costs - We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to present value. We recognize any recoveries of remediation costs from other parties when we deem their receipt probable. At December 31, 2020 and December 31, 2021, we had not recognized any such receivables for recoveries. We expense any environmental remediation related legal costs as incurred. See Note 17.

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

Selling, general and administrative expenses; advertising costs; research and development costs - Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We expense advertising costs and research and development costs as incurred. Advertising and research and development costs were not significant in any year presented.

Corporate expenses - Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Note 2 - Business and geographic information:

We operate in the security products industry and marine components industry through our majority ownership of CompX. CompX manufactures and sells security products including locking mechanisms and other security products for sale to the transportation, postal, office and institutional furniture, cabinetry, tool storage, healthcare and other industries. CompX also manufactures and distributes stainless steel exhaust systems, gauges, throttle controls, wake enhancement systems, trim tabs and related hardware and accessories primarily for performance and ski/wakeboard boats.

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (as required by ASC 606).

	Years ended December 31,
	2019	2020	2021

	(In thousands)
Net sales:
Security Products	$99,328	$87,863	$105,124
Marine Components	24,915	26,674	35,691
Total	$124,243	$114,537	$140,815

For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer.

	Years ended December 31,
	2019	2020	2021

	(In thousands)
Net sales - point of destination:
United States	$114,186	$107,712	$129,160
Canada	7,257	4,423	8,061
Mexico	922	431	589
Other	1,878	1,971	3,005
Total	$124,243	$114,537	$140,815

Note 3 - Accounts and other receivables, net:

	December 31,
	2020	2021

	(In thousands)
Trade receivables - CompX	$10,801	$15,616
Accrued insurance recoveries	18	43
Other receivables	393	20
Allowance for doubtful accounts	(70)	(70)
Total	$11,142	$15,609

Accrued insurance recoveries are discussed in Note 17.

Note 4 - Inventories, net:

	December 31,
	2020	2021

	(In thousands)
Raw materials	$3,220	$5,042
Work in process	11,668	16,767
Finished products	3,449	3,833
Total	$18,337	$25,642

Note 5 - Marketable securities:

Our marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc. Our shares of Valhi common stock are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets and represent a Level 1 input within the fair value hierarchy. Unrealized gains or losses on the securities are recognized in Marketable equity securities on our Consolidated Statements of Income.

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	gain (loss)

		(In thousands)
December 31, 2020
Noncurrent assets
Valhi common stock	1	$18,206	$24,347	$(6,141)

December 31, 2021
Noncurrent assets
Valhi common stock	1	$34,435	$24,347	$10,088

At December 31, 2020 and 2021, we held approximately 1.2 million shares of our immediate parent company, Valhi. See Note 1. The per share quoted market price of Valhi common stock at December 31, 2020 and 2021 was $15.20 and $28.75, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 - Investment in Kronos Worldwide, Inc.:

At December 31, 2020 and 2021, we owned approximately 35.2 million shares of Kronos common stock. The per share quoted market price of Kronos common stock at December 31, 2020 and 2021 was $14.91 and $15.01 per share, respectively, or an aggregate market value of $525.1 million and $528.6 million, respectively. The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Years ended December 31,
	2019	2020	2021

	(In millions)
Balance at the beginning of the period	$255.5	$248.4	$242.4
Equity in earnings of Kronos	26.5	19.4	34.3
Dividends received from Kronos	(25.4)	(25.4)	(25.4)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(.5)	4.1	(2.1)
Defined benefit pension plans	(6.7)	(3.7)	15.6
Other postretirement benefit plans	(.1)	(.1)	—
Other	(.9)	(.3)	—
Balance at the end of the year	$248.4	$242.4	$264.8

Selected financial information of Kronos is summarized below:

	December 31,
	2020	2021

	(In millions)
Current assets	$1,218.3	$1,258.0
Property and equipment, net	524.6	503.4
Investment in TiO2 joint venture	103.3	101.9
Other noncurrent assets	190.5	149.5
Total assets	$2,036.7	$2,012.8

Current liabilities	$260.2	$288.8
Long-term debt	486.7	449.8
Accrued pension costs	372.6	287.4
Other noncurrent liabilities	120.7	116.6
Stockholders’ equity	796.5	870.2
Total liabilities and stockholders’ equity	$2,036.7	$2,012.8

	Years ended December 31,
	2019	2020	2021

	(In millions)
Net sales	$1,731.1	$1,638.8	$1,939.4
Cost of sales	1,344.9	1,287.6	1,493.2
Income from operations	145.8	116.2	187.1
Income tax expense	34.0	16.1	40.5
Net income	87.1	63.9	112.9

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

In 2019, 2020 and 2021, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing. No impairment was indicated as part of such annual review of goodwill. As permitted by GAAP, during 2019, 2020 and 2021 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test. Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35. Prior to 2019, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired, and all of the goodwill related to our wholly-owned subsidiary EWI Re, Inc., (EWI) an insurance brokerage and risk management services company (which aggregated $6.4 million), was impaired. Our gross goodwill at December 31, 2021 was $43.7 million.

Note 8 - Other assets, net:

	December 31,
	2020	2021

	(In thousands)
Pension asset	$3,881	$1,356
Other	1,381	1,397
Total	$5,262	$2,753

Note 9 - Accrued and other current liabilities:

	December 31,
	2020	2021

	(In thousands)
Employee benefits	$9,000	$10,345
Other	1,253	1,672
Total	$10,253	$12,017

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

Contemporaneously with the entering into the Valhi Credit Facility, NLKW entered into a $50 million revolving credit facility (the “Back-to-Back Credit Facility”) with us, pursuant to which we can borrow up to $50 million from NLKW (with such commitment amount subject to increase from time to time at NLKW’s sole discretion). Proceeds from any borrowings under the Back-to-Back Credit Facility would be available for our general corporate purposes, including providing resources to assist us in the resolution of certain claims and contingent liabilities which may be asserted against us. Outstanding borrowings under the Back-to-Back Credit Facility bear interest at the same rate and are payable on the same maturity date as are borrowings by NLKW under the Valhi Credit Facility. Borrowings under the Back-to-Back Credit Facility are on an unsecured basis; however, as a condition thereto, we pledged to Valhi as collateral for the Valhi Credit Facility our 100% membership interest in NLKW. Any outstanding borrowings and interest on such borrowings under the Back-to-Back Credit Facility are eliminated in the preparation of the consolidated financial statements.

We had outstanding borrowings under the Valhi Credit Facility of $.5 million as of December 31, 2020 and 2021. The interest rate as of December 31, 2021 and the average interest rate for the year then ended was 5.13%. See Note 16. NLKW is in compliance with all of the covenants contained in the Valhi Credit Facility at December 31, 2021.

Note 11 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans. Company contributions are based on matching or other formulas. Defined contribution plan expense approximated $3.2 million in 2019, $3.0 million in 2020 and $3.7 million in 2021.

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

In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in” with a specialist insurer of defined benefit pension plans. Following the buy-in, individual policies will replace the bulk annuity policy in a “buy-out” which is expected to be completed in 2022. The buy-out is expected to be completed with existing plan funds. At the completion of the buy-out we will remove the assets and liabilities of the U.K. pension plan from our Consolidated Financial Statements and a plan settlement gain or loss (which we are currently unable to estimate) will be included in net periodic pension cost. At December 31, 2021, the U.K. plan had a benefit obligation of $10.1 million, plan assets of $11.5 million and a pension plan asset of $1.4 million was recognized in our Consolidated Balance Sheet.

We expect to contribute approximately $1.2 million to our defined benefit pension plans during 2022. Benefit payments to all plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In thousands)
2022	$3,689
2023	3,647
2024	3,570
2025	3,493
2026	3,435
Next 5 years	15,885

The funded status of our defined benefit pension plans is presented in the table below.

	December 31,
	2020	2021

	(In thousands)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$50,350	$52,873
Interest cost	1,483	947
Actuarial losses	4,353	295
Change in currency exchange rates	307	(73)
Benefits paid	(3,620)	(3,675)
Benefit obligations at end of the year	52,873	50,367

Change in plan assets:
Fair value of plan assets at beginning of the year	46,313	50,260
Actual return on plan assets	5,308	226
Employer contributions	1,841	1,169
Change in currency exchange rates	418	(40)
Benefits paid	(3,620)	(3,675)
Fair value of plan assets at end of year	50,260	47,940
Funded status	$(2,613)	$(2,427)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$3,881	$1,356
Accrued pension costs:
Current	(102)	(61)
Noncurrent	(6,392)	(3,722)
Total	(2,613)	(2,427)

Accumulated other comprehensive loss - actuarial losses, net	28,209	28,265
Total	$25,596	$25,838

Accumulated benefit obligations (ABO)	$52,873	$50,367

The amounts shown in the table above for actuarial losses at December 31, 2020 and 2021 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2020 and 2021.

The total net underfunded status of our defined benefit pension plans decreased from $2.6 million at December 31, 2020 to $2.4 million at December 31, 2021 due to the change in our PBO exceeding the change in plan assets during 2021. The decrease in our plan assets in 2021 was primarily attributable to lower net plan asset returns in 2021. The decrease in our PBO in 2021 was primarily attributable to actuarial gains due to the increase in discount rates from year end 2020.

The table below details the changes in other comprehensive income (loss) during 2019, 2020 and 2021.

	Years ended December 31,
	2019	2020	2021

	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss) arising during the year	$1,330	$(934)	$1,618
Amortization of unrecognized net actuarial gain (loss)	1,584	1,412	(1,562)
Total	$2,914	$478	$56

The components of our net periodic defined benefit pension cost are presented in the table below. The amounts shown below for recognized actuarial losses in 2019, 2020 and 2021, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income at December 31, 2018, 2019 and 2020, respectively.

	Years ended December 31,
	2019	2020	2021

	(In thousands)
Net periodic pension cost:
Interest cost on PBO	$1,884	$1,483	$947
Expected return on plan assets	(1,899)	(1,850)	(1,603)
Recognized actuarial losses	1,584	1,412	1,562
Total	$1,569	$1,045	$906

Certain information concerning our defined benefit pension plans (including information concerning certain plans for which ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2020	2021

	(In thousands)
PBO at end of the year:
U.S. plan	$43,754	$40,254
U.K. plan	9,119	10,113
Total	$52,873	$50,367
Fair value of plan assets at end of the year:
U.S. plan	$37,260	$36,471
U.K. plan	13,000	11,469
Total	$50,260	$47,940

Plans for which the ABO exceeds plan assets (only our U.S. plan):
PBO	$43,754	$40,254
ABO	43,754	40,254
Fair value of plan assets	37,260	36,471

The weighted-average discount rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2020 and 2021 are 2.1% and 2.3%, respectively. Such weighted-average rates were determined using the projected benefit obligations at each date. Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable. Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2020 and 2021.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2019, 2020 and 2021 are presented in the table below. Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2019	2020	2021
Discount rate	3.9%	2.9%	2.1%
Long-term rate of return on plan assets	4.7%	4.2%	3.3%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

In determining the expected long-term rate of return on our U.S. and non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. In the U.S. we currently have a plan asset target allocation of 33% to equity securities, 59% to fixed income securities, and the remainder is allocated to multi-asset strategies. The expected long-term rate of return for such investments is approximately 9%, 3% and 2%, respectively (before plan administrative expenses). Approximately 94% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy. The non-U.S. plan assets are invested primarily in insurance contracts and are a Level 3 input.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by fair value level at December 31, 2020 and 2021 is shown in the table below.

	Fair Value Measurements
		Quoted prices	Significant other	Significant
		in active	observable	unobservable	Assets measured
	Total	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	at NAV

	(In thousands)
December 31, 2020:
U.S.
Equities	$14,636	$2,158	$—	$538	$11,940
Fixed income	18,747	18,747	—	—	—
Cash and other	3,877	3,052	—	—	825
U.K. - Other	13,000	13,000	—	—	—
Total	$50,260	$36,957	$—	$538	$12,765

	Fair Value Measurements
		Quoted prices	Significant other	Significant
		in active	observable	unobservable	Assets measured
	Total	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	at NAV

	(In thousands)
December 31, 2021:
U.S.
Equities	$12,951	$831	$—	$108	$12,012
Fixed income	21,299	—	—	—	21,299
Cash and other	2,221	1,352	—	—	869
U.K. - Other	11,469	1,324	—	10,145	—
Total	$47,940	$3,507	$—	$10,253	$34,180

As noted above, in March 2021 we purchased a bulk annuity for our U.K. pension plan and such annuity is considered a Level 3 asset included with “U.K. – Other” in the table above.

Note 12 - Other noncurrent liabilities:

	December 31,
	2020	2021

	(In thousands)
Reserve for uncertain tax positions	$1,717	$1,724
OPEB	985	787
Insurance claims and expenses	653	632
Other	425	347
Total	$3,780	$3,490

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

	Years ended December 31,
	2019	2020	2021

	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$6.0	$2.9	$12.8
Non-taxable dividends received from Kronos	(5.3)	(5.3)	(5.3)
U.S. state income taxes and other, net	(.1)	(.1)	—
Income tax expense (benefit)	$.6	$(2.5)	$7.5

Components of income tax expense (benefit):
Currently payable	$.2	$—	$—
Deferred income tax expense (benefit)	.4	(2.5)	7.5
Income tax expense (benefit)	$.6	$(2.5)	$7.5

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$.6	$(2.5)	$7.5
Additional paid-in capital	(.2)	(.1)	—
Other comprehensive income (loss):
Currency translation	(.1)	.9	(.4)
Pension plans	(.8)	(.7)	3.2
OPEB plans	—	(.1)	—
Total	$(.5)	$(2.5)	$10.3

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $25.4 million in each of 2019, 2020 and 2021. See Note 6.

The components of the net deferred tax liability at December 31, 2020 and 2021 are summarized in the following table.

	December 31,
	2020		2021
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Tax effect of temporary differences related to:
Inventories	$.4	$—	$.5	$—
Marketable securities	—	(3.6)	—	(7.0)
Property and equipment	—	(2.6)	—	(2.7)
Accrued OPEB costs	.3	—	.2	—
Accrued pension costs	.5	—	.5	—
Accrued employee benefits	1.1	—	1.3	—
Accrued environmental liabilities	29.1	—	26.7	—
Goodwill	—	(1.7)	—	(1.7)
Other accrued liabilities and deductible differences	—	—	.2	—
Other taxable differences	—	(2.3)	—	(2.3)
Investment in Kronos Worldwide, Inc.	—	(55.0)	—	(59.8)
Adjusted gross deferred tax assets (liabilities)	31.4	(65.2)	29.4	(73.5)
Netting of items by tax jurisdiction	(31.4)	31.4	(29.4)	29.4
Net noncurrent deferred tax liability	$—	$(33.8)	$—	$(44.1)

At December 31, 2021, we had NOL carryforwards for federal income tax purposes of approximately $26.6 million all of which have an indefinite carryforward period subject to an 80% annual usage limitation. Our deferred tax asset for such NOL carryforward is net of a portion of our uncertain tax positions as discussed below.

We believe that we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

At December 31, 2019, 2020, and 2021, the gross amount of our uncertain tax positions (exclusive of the effect of interest and penalties) was $7.3 million, and there was no change in such amount during the past three years. Previously, we made certain pro-rata distributions to our stockholders in the form of Kronos common stock and we recognized a taxable gain related to such distributions. Our uncertain tax positions are attributable to such prior period distribution of Kronos common stock. As discussed in Note 1, we are part of the Contran Tax Group and we have not paid this liability because Contran has not paid the liability to the applicable tax authority. This liability would be payable by Contran to the applicable tax authority only if the shares of Kronos common stock were to be sold or otherwise disposed outside of the Contran Tax Group. At December 31, 2021, $5.6 million of our uncertain tax position is classified as a component of our noncurrent deferred tax liability. If our uncertain tax position at December 31, 2021 was recognized, a benefit of $7.3 million would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. Our U.S. income tax returns prior to 2018 are generally considered closed to examination by applicable tax authorities.

Income tax matters related to Kronos

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $451 million for German corporate tax purposes at December 31, 2021) and in Belgium (the equivalent of $19 million for Belgian corporate tax purposes at December 31, 2021). At December 31, 2021, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if Kronos were to generate additional losses in its German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary). Pursuant to the one-time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized current income tax expense of $74.5 million and elected to pay such tax over an eight year period beginning in 2018. At December 31, 2021 the balance of its unpaid Transition Tax is $50.6 million, which will be paid in annual installments over the remainder of the eight year period. Of such $50.6 million, $44.7 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in its Consolidated Balance Sheet at December 31, 2021, and $5.9 million is included with its current payable to affiliate (income taxes payable to Valhi) classified as a current liability (a portion of its noncurrent income tax payable to affiliate was reclassified to its current payable to affiliate for the portion of its 2021 Transition Tax installment due within the next twelve months).

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act, the modification to the business interest provisions increases the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increases Kronos’ allowable interest expense deduction for 2019 and 2020. Consequently, in the first quarter of 2020 Kronos recognized a cash tax benefit of $.5 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense Kronos did not expect to fully utilize at December 31, 2019 and Kronos has considered such modifications in its 2020 provision for income taxes. With the expiration of these CARES Act provisions at the end of 2020, Kronos recognized an increase in disallowed interest expense and an increase in the valuation allowance of $2.8 million for the portion of the carryforward Kronos believes does not meet the more-likely-than-not measurement criteria in 2021.

Note 15 - Stockholders’ equity:

Long-term incentive compensation plan - We have a long-term incentive plan that provides for the award of stock to our board of directors, up to a maximum of 200,000 shares. We awarded 28,250 shares in 2019, 33,250 shares in 2020 and 13,750 shares in 2021 under this plan. At December 31, 2021, 66,150 shares were available for future grants.

Long-term incentive compensation plans of subsidiaries and affiliates - CompX and Kronos each have a share based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors. At December 31, 2021, Kronos had 120,200 shares available for award and CompX had 136,450 shares available for award.

Dividends - We did not pay dividends during 2019. During 2020 and 2021, our board of directors approved and we paid quarterly dividends of $.04 and $.06, respectively, per share to stockholders aggregating $7.8 million and $11.7 million, respectively. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Years ended December 31,
	2019	2020	2021

	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(172,434)	$(172,843)	$(169,575)
Other comprehensive income (loss)	(409)	3,268	(1,660)
Balance at end of period	$(172,843)	$(169,575)	$(171,235)

Defined benefit pension plans:
Balance at beginning of period	$(75,286)	$(78,257)	$(80,704)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	3,539	4,330	4,813
Net actuarial gain (loss) arising during the year	(6,510)	(6,777)	7,423
Balance at end of period	$(78,257)	$(80,704)	$(68,468)

OPEB plans:
Balance at beginning of period	$(550)	$(590)	$(910)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(40)	(320)	(143)
Balance at end of period	$(590)	$(910)	$(1,053)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(248,270)	$(251,690)	$(251,189)
Other comprehensive income (loss)	(3,420)	501	10,433
Balance at end of period	$(251,690)	$(251,189)	$(240,756)

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

Current receivables and payables to affiliates are summarized in the table below:

	December 31,
	2020	2021

	(In thousands)
Current receivables from affiliates:
Other - trade items	$313	$—

Current payables to affiliates:
Other - trade items	$696	$682
Income taxes payable to Valhi	29	9
Total	$725	$691

From time to time, we may have loans and advances outstanding between us and various related parties, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans. On November 14, 2016, NLKW entered into the Valhi Credit Facility whereby we could borrow up to $50 million. NLKW had borrowings outstanding of $.5 million as of December 31, 2020 and 2021 under the Valhi Credit Facility, and we incurred a nominal amount of interest expense under such credit facility for the years ended December 31, 2019, 2020 and 2021. See Note 10. In addition prior to 2019, CompX entered into an unsecured revolving demand promissory note with Valhi under which, as amended, CompX has agreed to loan Valhi up to $30 million. CompX’s loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2023. Loans made to Valhi at any time are at CompX’s discretion. At December 31, 2020 and 2021, the outstanding principal balance receivable from Valhi under the promissory note was $29.5 million and $18.7 million, respectively. Interest income (including unused commitment fees) on CompX’s loan to Valhi was $2.4 million in 2019, $1.5 million in 2020 and $1.2 million in 2021.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the Company on a fee basis. Such fees are based on the compensation of individual Contran employees providing services for us and/or estimates of time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We, CompX and Kronos negotiate fees annually and agreements renew quarterly. The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods) aggregated approximately $36.1 million in 2019, $33.4 million in 2020 and $33.2 million in 2021.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. Tall Pines Insurance Company, a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites. EWI RE, Inc., a subsidiary of ours and Valhi, brokered certain of our insurance policies, provided claims and risk management services and, where appropriate, engaged certain third-party risk management consultants prior to our sale of EWI’s insurance and risk management business to a third party in November 2019. Consistent with insurance industry practices, Tall Pines receives commissions from reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites, and prior to November 2019 EWI received commissions from the insurance and reinsurance underwriters for the policies that it brokered. The aggregate amount we paid under the group insurance program (including amounts attributable to Kronos for all periods, including its Louisiana Pigment Company joint venture) was $14.9 million through the date of the sale in 2019. This amount principally represents insurance premiums paid to Tall Pines or EWI, including amounts paid to EWI that EWI then remitted, net of brokerage commissions, to insurers. Following the sale of EWI’s insurance and risk management business, Contran engaged the third-party insurance broker that purchased the business to provide many of the services previously provided by EWI, and we continue to utilize Tall Pines to underwrite certain insurance risks. During 2020 and 2021, we paid $22.2 million and $26.3 million, respectively, under the group insurance program (including amounts attributable to Kronos for all periods, including its Louisiana Pigment Company joint venture) which amounts principally represent insurance premiums, including $15.6 million and $19.5 million in 2020 and 2021, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers (which prior to the sale were made through EWI) for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2022.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data recovery program that Contran provides from a data recovery center that it established. Pursuant to the program, Contran and certain of its subsidiaries, including us, as a group share information technology data recovery services. The program apportions its costs among the participating companies. The aggregate amount Kronos paid to Contran for such services was $.2 million in 2019 and $.3 million in both 2020 and 2021. Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran. Kronos paid Contran $.1 million in 2019 and $.4 million in both 2020 and 2021 for such rent and related ancillary services. We expect that these relationships with Contran will continue in 2022.

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

We believe these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. Other than with respect to the Santa Clara, California public nuisance case discussed below, we do not believe it is probable we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, other than with respect to the Santa Clara case discussed below, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

●	we have never settled any of the market share, intentional tort, fraud, nuisance, supplier negligence, breach of warranty, conspiracy, misrepresentation, aiding and abetting, enterprise liability, or statutory cases (other than the Santa Clara case discussed below),
●	no final, non-appealable adverse judgments have ever been entered against us, and
●	we have never ultimately been found liable with respect to any such litigation matters, including over 100 cases over a thirty-year period for which we were previously a party and for which we have been dismissed without any finding of liability.

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

At June 30, 2019, based on the terms of the global settlement agreement approved by the court in July 2019 we increased the amount accrued for the litigation settlement and a final immaterial adjustment was made to the litigation settlement accrual in the third quarter of 2019. For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We recognized litigation settlement expense of $19.3 million ($19.6 million expense in the second quarter of 2019 and $.3 million credit in the third quarter of 2019). We made the initial $25.0 million payment in September 2019 and the first and second annual installment payments of $12.0 million each in September 2020 and 2021. We recognized an aggregate of $.6 million in accretion expense in the second half of 2019 and an aggregate of $1.3 million and $1.1 million in 2020 and 2021, respectively.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Actual costs could exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and costs may be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2020 and December 31, 2021, we had not recognized any receivables for recoveries.

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

	Years ended December 31,
	2019	2020	2021

	(In thousands)
Balance at the beginning of the period	$98,211	$94,508	$93,416
Additions charged (credited) to expense, net	(579)	82	788
Payments, net	(3,124)	(1,174)	(1,264)

Balance at the end of the year	$94,508	$93,416	$92,940

Amounts recognized in the balance sheet:
Current liability	$3,065	$2,027	$2,643
Noncurrent liability	91,443	91,389	90,297

Balance at the end of the period	$94,508	$93,416	$92,940

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations. At December 31, 2021, we had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2021, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Products operations accounted for approximately 47% of total sales in 2019, 48% in 2020 and 51% in 2021. One customer of CompX’s Security Products business accounted for 14% of total sales in 2019, 17% in 2020 and 16% in 2021.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2020 and 2021:

	December 31, 2020		December 31, 2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$165,272	$165,272	$175,242	$175,242

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.