Form 10-Q
period 2022-03-31
NL INDUSTRIES INC
filed 2022-05-04
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on April 28, 2022  48,802,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2021	2022
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,002	$145,058
Restricted cash and cash equivalents	2,765	2,765
Accounts and other receivables, net	15,609	17,777
Inventories, net	25,642	28,082
Prepaid expenses and other	2,630	3,667

Total current assets	193,648	197,349

Other assets:
Restricted cash and cash equivalents	25,475	25,475
Note receivable from affiliate	18,700	18,100
Marketable securities	34,435	35,106
Investment in Kronos Worldwide, Inc.	264,803	278,892
Goodwill	27,156	27,156
Other assets, net	2,753	2,746

Total other assets	373,322	387,475

Property and equipment:
Land	5,071	5,071
Buildings	23,161	23,161
Equipment	70,664	72,649
Construction in progress	2,028	1,713
	100,924	102,594
Less accumulated depreciation	71,742	72,697

Net property and equipment	29,182	29,897

Total assets	$596,152	$614,721

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2021	2022
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,408	$5,126
Accrued litigation settlement	11,830	11,887
Accrued and other current liabilities	12,017	7,182
Accrued environmental remediation and related costs	2,643	2,605
Payables to affiliates	691	698
Income taxes	8	8

Total current liabilities	30,597	27,506

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	90,297	90,299
Long-term litigation settlement	38,519	38,702
Deferred income taxes	44,056	47,493
Accrued pension costs	3,722	3,620
Other	3,490	3,423

Total noncurrent liabilities	180,584	184,037

Equity:
NL stockholders' equity:
Common stock	6,100	6,100
Additional paid-in capital	299,775	300,210
Retained earnings	297,351	312,492
Accumulated other comprehensive loss	(240,756)	(238,371)

Total NL stockholders' equity	362,470	380,431

Noncontrolling interest in subsidiary	22,501	22,747

Total equity	384,971	403,178

Total liabilities and equity	$596,152	$614,721

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Net sales	$35,924	$42,050
Cost of sales	24,889	29,970

Gross margin	11,035	12,080

Selling, general and administrative expense	5,218	5,774
Corporate expense	1,845	2,436

Income from operations	3,972	3,870

Equity in earnings of Kronos Worldwide, Inc.	5,968	17,533

Other income (expense):
Interest and dividend income	440	309
Marketable equity securities	6,360	671
Other components of net periodic pension and OPEB cost	(71)	(223)
Interest expense	(298)	(246)

Income before income taxes	16,371	21,914

Income tax expense	2,505	2,705

Net income	13,866	19,209
Noncontrolling interest in net income of subsidiary	609	652

Net income attributable to NL stockholders	$13,257	$18,557

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.27	$.38

Weighted average shares used in the calculation of net income per share	48,789	48,803

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Net income	$13,866	$19,209

Other comprehensive income (loss), net of tax:
Currency translation	545	1,580
Defined benefit pension plans	1,151	873
Other postretirement benefit plans	(71)	(68)

Total other comprehensive income, net	1,625	2,385

Comprehensive income	15,491	21,594
Comprehensive income attributable to noncontrolling interest	609	652

Comprehensive income attributable to NL stockholders	$14,882	$20,942

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended March 31, 2021 and 2022 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2020	$6,098	$299,093	$257,875	$(251,189)	$23,472	$335,349
Net income	—	—	13,257	—	609	13,866
Other comprehensive income, net of tax	—	—	—	1,625	—	1,625
Dividends paid - $.06 per share	—	—	(2,927)	—	—	(2,927)
Dividends paid to noncontrolling interest	—	—	—	—	(339)	(339)
Equity transactions with noncontrolling interest, net and other	—	1,004	—	—	(1,759)	(755)

Balance at March 31, 2021	$6,098	$300,097	$268,205	$(249,564)	$21,983	$346,819

Balance at December 31, 2021	$6,100	$299,775	$297,351	$(240,756)	$22,501	$384,971
Net income	—	—	18,557	—	652	19,209
Other comprehensive income, net of tax	—	—	—	2,385	—	2,385
Dividends paid - $.07 per share	—	—	(3,416)	—	—	(3,416)
Dividends paid to noncontrolling interest	—	—	—	—	(406)	(406)
Other, net	—	435	—	—	—	435

Balance at March 31, 2022	$6,100	$300,210	$312,492	$(238,371)	$22,747	$403,178

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2021	2022

	(unaudited)
Cash flows from operating activities:
Net income	$13,866	$19,209
Depreciation and amortization	949	961
Deferred income taxes	2,498	2,688
Equity in earnings of Kronos Worldwide, Inc.	(5,968)	(17,533)
Dividends received from Kronos Worldwide, Inc.	6,339	6,692
Marketable equity securities	(6,360)	(671)
Noncash interest expense	291	239
Benefit plan expense greater (less) than cash funding	(111)	306
Other, net	(101)	(73)
Change in assets and liabilities:
Accounts and other receivables, net	(6,096)	(2,172)
Inventories, net	151	(2,490)
Prepaid expenses and other	(584)	(1,037)
Accounts payable and accrued liabilities	(2,586)	(2,966)
Income taxes	37	—
Accounts with affiliates	284	7
Accrued environmental remediation and related costs	(401)	(35)
Other noncurrent assets and liabilities, net	(130)	(130)

Net cash provided by operating activities	2,078	2,995

Cash flows from investing activities:
Capital expenditures	(568)	(1,717)
Note receivable from affiliate:
Collections	11,900	7,700
Loans	(11,600)	(7,100)

Net cash used in investing activities	(268)	(1,117)

Cash flows from financing activities:
Dividends paid	(2,927)	(3,416)
Subsidiary treasury stock acquired	(755)	—
Dividends paid to noncontrolling interests in subsidiary	(339)	(406)

Net cash used in financing activities	(4,021)	(3,822)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(2,211)	(1,944)
Balance at beginning of year	165,272	175,242

Balance at end of period	$163,061	$173,298

Supplemental disclosures - cash paid for:
Cash paid for (received):
Interest	$6	$6
Income taxes, net	(1)	9

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2022, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2022 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (Kronos). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the SEC on March 9, 2022 (the “2021 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2021 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2021) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2022 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2021 Consolidated Financial Statements contained in our 2021 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	March 31,
	2021	2022

	(In thousands)
Trade receivables - CompX	$15,616	$17,825
Accrued insurance recoveries	43	—
Other receivables	20	22
Allowance for doubtful accounts	(70)	(70)
Total	$15,609	$17,777

Note 3 – Inventories, net:

	December 31,	March 31,
	2021	2022

	(In thousands)
Raw materials	$5,042	$6,117
Work in process	16,767	17,661
Finished products	3,833	4,304
Total	$25,642	$28,082

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

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	gain

		(In thousands)
December 31, 2021
Noncurrent assets
Valhi common stock	1	$34,435	$24,347	$10,088

March 31, 2022
Noncurrent assets
Valhi common stock	1	$35,106	$24,347	$10,759

At December 31, 2021 and March 31, 2022, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2021 and March 31, 2022, the quoted per share market price of Valhi common stock was $28.75 and $29.31, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2021 and March 31, 2022, we owned approximately 35.2 million shares of Kronos common stock. At March 31, 2022, the quoted market price of Kronos’ common stock was $15.52 per share, or an aggregate market value of $546.6 million. At December 31, 2021, the quoted market price was $15.01 per share, or an aggregate market value of $528.6 million.

The change in the carrying value of our investment in Kronos during the first three months of 2022 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$264.8
Equity in earnings of Kronos	17.5
Dividends received from Kronos	(6.7)
Equity in Kronos' other comprehensive income:
Currency translation	2.0
Defined benefit pension plans	.7
Other	.6
Balance at the end of the year	$278.9

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2021	2022

	(In millions)
Current assets	$1,258.0	$1,279.5
Property and equipment, net	503.4	503.8
Investment in TiO2 joint venture	101.9	105.7
Other noncurrent assets	149.5	146.3
Total assets	$2,012.8	$2,035.3

Current liabilities	$288.8	$281.1
Long-term debt	449.8	443.8
Accrued pension costs	287.4	282.3
Other noncurrent liabilities	116.6	114.5
Stockholders’ equity	870.2	913.6
Total liabilities and stockholders’ equity	$2,012.8	$2,035.3

	Three months ended
	March 31,
	2021	2022

	(In millions)
Net sales	$465.0	$562.9
Cost of sales	369.3	413.6
Income from operations	34.0	83.3
Income tax expense	6.0	18.3
Net income	19.6	57.5

Note 6 – Other assets, net:

	December 31,	March 31,
	2021	2022

	(In thousands)
Pension asset	$1,356	$1,327
Other	1,397	1,419
Total	$2,753	$2,746

Note 7 – Accrued and other current liabilities:

	December 31,	March 31,
	2021	2022

	(In thousands)
Employee benefits	$10,345	$5,325
Other	1,672	1,857
Total	$12,017	$7,182

Note 8 – Long-term debt:

During the first three months of 2022, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At March 31, 2022, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the three months ended March 31, 2022 was 5.17%. The interest rate under this facility as of March 31, 2022 was 5.38%. We are in compliance with all covenants at March 31, 2022.

Note 9 – Other noncurrent liabilities:

	December 31,	March 31,
	2021	2022

	(In thousands)
Reserve for uncertain tax positions	$1,724	$1,724
OPEB	787	718
Insurance claims and expenses	632	659
Other	347	322
Total	$3,490	$3,423

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2021	2022

	(In thousands)
Net sales:
Security Products	$25,885	$29,581
Marine Components	10,039	12,469
Total	$35,924	$42,050

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2021	2022

	(In thousands)
Interest cost	$153	$297
Expected return on plan assets	(398)	(392)
Recognized actuarial losses	376	373
Total	$131	$278

We currently expect our 2022 contributions to our defined benefit pension plans to be approximately $1.2 million.

Note 12 – Income taxes:

	Three months ended
	March 31,
	2021	2022

	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$3.4	$4.6
Rate differences on equity in earnings of Kronos, net of dividends	(1.0)	(1.9)
Nontaxable income	(.6)	—
Nontaxable expenses	.5	—
U.S. state income taxes and other, net	.2	—
Income tax expense	$2.5	$2.7

Comprehensive provision for income taxes allocable to:
Net income	$2.5	$2.7
Additional paid-in capital	—	.1
Other comprehensive income:
Currency translation	.1	.4
Pension plans	.3	.2
Total	$2.9	$3.4

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $6.3 million in the first three months of 2021 and $6.7 million in the first three months of 2022. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings of Kronos.

Note 13 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended
	March 31,
	2021	2022

	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(169,575)	$(171,235)
Other comprehensive income	545	1,580
Balance at end of period	$(169,030)	$(169,655)

Defined benefit pension plans:
Balance at beginning of period	$(80,704)	$(68,468)
Other comprehensive income	1,151	873
Balance at end of period	$(79,553)	$(67,595)

OPEB plans:
Balance at beginning of period	$(910)	$(1,053)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(71)	(68)
Balance at end of period	$(981)	$(1,121)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(251,189)	$(240,756)
Other comprehensive income	1,625	2,385
Balance at end of period	$(249,564)	$(238,371)

See Note 11 for amounts related to our defined benefit pension plans.

Other – During the first quarter of 2021, CompX purchased 50,000 shares of its Class A common stock in a market transaction for approximately $.8 million. At March 31, 2022, 602,547 shares were available for purchase under CompX’s prior repurchase authorizations.

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

We believe these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We do not believe it is probable we have incurred any liability with respect to pending lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

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

Accordingly, we do not have any amounts accrued for any of the pending lead pigment and lead-based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated at this time because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we have four annual installment payments remaining ($12.0 million for the next three installments and $16.7 million for the final installment). Our final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us).  See Note 17 to our 2021 Annual Report.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2022 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$92,940
Additions charged to expense, net	144
Payments, net	(180)
Balance at the end of the period	$92,904

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$2,605
Noncurrent liability	90,299
Balance at the end of the period	$92,904

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At March 31, 2022, we had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2022, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2021 Annual Report.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2021		March 31, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$175,242	$175,242	$173,298	$173,298

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We account for our approximate 31% non-controlling interest in Kronos by the equity method. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used for a variety of manufacturing applications including paints, plastics, paper and other industrial and specialty products.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products
●	The extent of the dependence of certain of our businesses on certain market sectors
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations)
●	Customer and producer inventory levels
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry)
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs
●	Changes in the availability of raw material (such as ore)
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for Kronos’ TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19)
●	Competitive products and substitute products
●	Price and product competition from low-cost manufacturing sources (such as China)
●	Customer and competitor strategies
●	Potential consolidation of Kronos’ competitors

●	Potential consolidation of Kronos’ customers
●	The impact of pricing and production decisions
●	Competitive technology positions
●	Our ability to protect or defend intellectual property rights
●	Potential difficulties in integrating future acquisitions
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems
●	The introduction of trade barriers or trade disputes
●	The impact of current or future government regulations (including employee healthcare benefit related regulations)
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19)
●	Decisions to sell operating assets other than in the ordinary course of business
●	Kronos’ ability to renew or refinance credit facilities
●	Potential increases in interest rates
●	Our ability to maintain sufficient liquidity
●	The timing and amounts of insurance recoveries
●	The ability of our subsidiaries or affiliates to pay us dividends
●	Uncertainties associated with CompX’s development of new products and product features
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation at sites related to our former operations)
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental health and safety regulations such as those seeking to limit or classify TiO2 or its use
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters)
●	Possible future litigation.

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

Results of operations

Net income overview

Quarter ended March 31, 2022 compared to the quarter ended March 31, 2021

Our net income attributable to NL stockholders was $18.6 million, or $.38 per share, in the first quarter of 2022 compared to net income attributable to NL stockholders of $13.3 million, or $.27 per share, in the first quarter of 2021.  As more fully described below, the increase in our earnings per share attributable to NL stockholders from 2021 to 2022 is primarily due to the net effects of:

●	equity in earnings of Kronos in 2022 of $17.5 million compared to $6.0 million in 2021;
●	an unrealized gain in the relative value of marketable equity securities of $.7 million in 2022 compared to $6.4 million in 2021; and
●	higher income from operations attributable to CompX of $.5 million in 2022.

Income from operations

The following table shows the components of our income from operations.

	Three months ended March 31,		%
	2021	2022	Change

	(In millions)
CompX	$5.8	$6.3	8%
Corporate expense	(1.8)	(2.4)	32
Income from operations	$4.0	$3.9	(3)

Amounts attributable to CompX relate to its component products business, while corporate expense generally relates to NL. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income from operations.

	Three months ended March 31,		%
	2021	2022	Change

	(In millions)
Equity in earnings of Kronos	$6.0	$17.5	194%
Marketable equity securities unrealized gain	6.4	.7	(89)
Other components of net periodic pension and OPEB cost	(.1)	(.2)	214
Interest and dividend income	.4	.3	(30)
Interest expense	(.3)	(.3)	(17)

CompX International Inc.

In the first quarter of 2022 CompX’s operating income increased to $6.3 million compared to $5.8 million in the first quarter of 2021. The increase in operating income in the first quarter of 2022 compared to 2021 is primarily due to higher sales for both the Security Products and Marine Components reporting units somewhat offset by increased production costs.

	Three months ended March 31,		%
	2021	2022	Change

	(In millions)
Net sales	$35.9	$42.1	17%
Cost of sales	24.9	30.0	20
Gross margin	11.0	12.1	9
Operating costs and expenses	5.2	5.8	11
Income from operations	$5.8	$6.3	8

Percentage of net sales:
Cost of sales	69%	71%
Gross margin	31	29
Operating costs and expenses	15	14
Income from operations	16	15

Net sales – Net sales increased $6.2 million in the first quarter of 2022 compared to the same period in 2021 due to higher Security Products sales across a variety of markets and, to a lesser extent, higher Marine Component sales primarily to the towboat market.

Cost of sales and gross margin – Cost of sales as a percentage of sales increased 2% in the first quarter of 2022 compared to the same period in 2021. As a result, gross margin as a percentage of sales decreased over the same period.  Gross margin percentage decreased in the first quarter of 2022 compared to the same period in 2021 due to increased production costs at both Security Products and Marine Components. See discussion of reporting units below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to reporting units and corporate management activities, as well as gains and losses on property and equipment.  Operating costs and expenses for the first quarter of 2022 were higher than the same period in 2021 due to higher salary and benefit costs which increased by $.2 million, as well as higher costs for advertising, travel, information technology, and employee recruiting. Operating costs and expenses as a percentage of net sales decreased in 2022 due to the effect of higher sales.

Income from operations – As a percentage of net sales, income from operations for the first quarter of 2022 decreased compared to the same period of 2021 and was primarily impacted by the factors impacting cost of sales, gross margin and operating costs.  See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended March 31,		%
	2021	2022	Change

	(In millions)
Security Products:
Net sales	$25.9	$29.6	14%
Cost of sales	17.7	20.5	16
Gross margin	8.2	9.1	10
Operating costs and expenses	2.7	3.1	12
Operating income	$5.5	$6.0	9

Gross margin	32%	31%
Operating income margin	21	20

Security Products – Security Products net sales increased 14% in the first quarter of 2022 compared to the same period last year. Relative to the first quarter of 2021, sales were $1.4 million higher to the government security market, $.9 million higher to distributors, and $.7 million higher to the office furniture market. Gross margin as a percentage of net sales for the first quarter of 2022 declined as compared to 2021 as increased coverage of fixed costs from higher sales were more than offset by higher production costs including increased raw material costs across a variety of commodities and component inputs, higher shipping costs, and increased labor costs due to higher wages, overtime costs and increased headcount. Operating income as a percentage of net sales decreased in the first quarter of 2022 compared to the first quarter of 2021 due to the factors impacting gross margin, partially offset by increased coverage of operating costs and expenses from higher sales.

	Three months ended March 31,		%
	2021	2022	Change

	(In millions)
Marine Components:
Net sales	$10.0	$12.5	24%
Cost of sales	7.2	9.5	31
Gross margin	2.8	3.0	7
Operating costs and expenses	.9	1.0	15
Operating income	$1.9	$2.0	3

Gross margin	28%	24%
Operating income margin	19	16

Marine Components – Marine Components net sales increased 24% in the first quarter of 2022 compared to the same period last year primarily due to increased sales of $2.0 million to several original equipment boat manufacturers in the towboat market. Gross margin as a percentage of sales decreased in the first quarter of 2022 compared to the same period last year due to higher cost of sales driven by higher raw materials (primarily stainless steel and aluminum), higher shipping costs, and increased labor costs resulting from higher wages, overtime costs and increased headcount, partially offset by increased coverage of fixed costs from higher sales. Operating income as a percentage of net sales decreased in the first quarter of 2022 compared to the first quarter of 2021 due to the factors impacting gross margin, partially offset by increased coverage of operating costs and expenses from higher sales.

Outlook – During the first quarter of 2022, CompX experienced strong demand at both its reporting units. CompX’s manufacturing facilities operated at elevated production rates during the quarter in line with improved demand, although labor markets are tight in each of the regions in which it operates and, as a result, CompX has experienced and continues to have challenges maintaining staffing levels aligned with current and forecasted demand, particularly at its Marine Components reporting unit.

Based on current market conditions, CompX expects demand levels to remain strong in 2022 and it expects to report increased net sales and operating income in 2022 compared to 2021. CompX’s supply chains remain intact, although the current global and domestic supply chain disruptions continue to present challenges in sourcing certain raw materials due to increased lead times, availability shortages and transportation and logistics delays. Thus far CompX has been able to manage through these disruptions with minimal impact on its operations.  In addition, CompX is experiencing increased production costs including higher labor, shipping, and increasing costs of many of the raw materials it uses including zinc, brass, stainless steel and aluminum. In response, CompX implemented price increases and surcharges; however, the extent to which the price increases and surcharges will mitigate the rising costs is uncertain and CompX expects increasing production costs will continue to pressure gross margins in 2022 as inventory costs are expected to remain above prior year costs for the foreseeable future. CompX’s operations teams meet frequently to ensure they are taking appropriate actions to minimize material or supply related operational disruptions, manage inventory levels, improve operating margins and to maintain a safe working environment for all its employees.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there continue to be global and domestic supply chain challenges and any future impacts on CompX’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, demand for its products and the timing and effectiveness of the global measures deployed to fight COVID-19, particularly in China, all of which remain uncertain and cannot be predicted.

General corporate and other items

Corporate expense – Corporate expenses were $2.4 million in the first quarter of 2022, $.6 million higher than in the first quarter of 2021 primarily due to higher litigation fees and related costs and higher environmental remediation and related costs in 2022.  Included in corporate expense are:

●	litigation fees and related costs of $.6 million in the first quarter of 2022 compared to $.3 million in the first quarter of 2021, and
●	environmental remediation and related costs of $.1 million in the first quarter of 2022 compared to a benefit of $.1 million in the first quarter of 2021.

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

Overall, we currently expect that our net general corporate expenses in 2022 will be higher than 2021 primarily due to higher expected litigation fees and related costs and higher environmental remediation and related costs.

Interest and dividend income – Interest and dividend income declined slightly in the first quarter of 2022 compared to the same period of 2021 primarily due to lower average balances on the note receivable from affiliate.

Marketable equity securities – We recognized a gain of $.7 million on the change in value of our marketable equity securities in the first quarter of 2022 compared to a gain of $6.4 million in the first quarter of 2021.

Income tax expense – We recognized income tax expense of $2.7 million in the first quarter of 2022 compared to income tax expense of $2.5 million in the first quarter of 2021. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $6.3 million in the first three months of 2021 and $6.7 million in the first three months of 2022.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos was 4.3% and 10.1% expense in the first three months of 2021 and 2022, respectively. The increase in our effective rate from 2021 to 2022 is primarily attributable to Kronos’ anticipated higher full year earnings in 2022 as compared to 2021. See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2022 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX is consistent in the first three months of 2021 and 2022. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2021	2022	Change

	(In millions)
Net sales	$465.0	$562.9	21%
Cost of sales	369.3	413.6	12
Gross margin	$95.7	$149.3

Income from operations	$34.0	$83.3	145%
Other loss, net	(3.4)	(3.0)	(12)
Interest expense	(5.0)	(4.5)	(10)
Income before income taxes	25.6	75.8
Income tax expense	6.0	18.3
Net income	$19.6	$57.5

Percentage of net sales:
Cost of sales	79%	73%
Income from operations	7	15

Equity in earnings of Kronos Worldwide, Inc.	$6.0	$17.5

TiO2 operating statistics:
Sales volumes*	141	144	2%
Production volumes*	130	138	6

Change in TiO2 net sales:
TiO2 product pricing			24%
TiO2 sales volumes			2
TiO2 product mix/other			—
Changes in currency exchange rates			(5)
Total			21%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2022 with average TiO2 selling prices 16% higher than at the beginning of 2021 and Kronos’ average TiO2 selling prices increased 7% in the first quarter of 2022 in response to customer demand and its rising production costs. Kronos experienced higher sales volumes in its North American, European and Latin American markets in the first three months of 2022 as compared to the same period of 2021.

Kronos operated its production facilities at full practical capacity in the first quarter of 2022 compared to an average capacity rate of 97% in the first quarter of 2021.

Net sales – Kronos’ net sales in the first quarter of 2022 increased 21%, or $97.9 million, compared to the first quarter of 2021 primarily due to a 24% increase in average TiO2 selling prices (which increased net sales by approximately $112 million) and a 2% increase in sales volumes (which increased net sales by approximately $9 million). Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $22 million in the first quarter of 2022 as compared to the first quarter of 2021. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 2% in the first quarter of 2022 as compared to the first quarter of 2021 due to the effects of continuing high demand and improvements in its delivery and distribution network in 2022.

Cost of sales and gross margin – Kronos’ cost of sales increased $44.3 million, or 12%, in the first quarter of 2022 compared to the first quarter of 2021 due to the net effects of higher production costs of approximately $64 million (including higher costs for raw materials and energy), a 2% increase in sales volumes and more favorable absorption of fixed costs due to a 6% increase in production volumes. Kronos’ cost of sales as a percentage of net sales improved to 73% in the first quarter of 2022 compared to 79% in the same period of 2021 as the favorable effects of higher average TiO2 selling prices and increased coverage of fixed costs from higher production, more than offset the unfavorable impact of higher production costs including higher raw material and energy costs, as discussed above.

Gross margin as a percentage of net sales increased to 27% in the first quarter of 2022 compared to 21% in the first quarter of 2021. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales increased primarily due to the net effects of higher average TiO2 selling prices, higher production and sales volumes, higher production costs and changes in currency exchange rates.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense as a percentage of net sales decreased to 11% in the first quarter of 2022 compared to 13% in the first quarter of 2021. Increases in distribution and other general and administrative costs were more than offset by the effects of higher net sales during the comparative periods.

Income from operations – Kronos’ income from operations increased by $49.3 million to $83.3 million in the first quarter of 2022 compared to $34.0 million in the first quarter of 2021. Income from operations as a percentage of net sales increased to 15% in the first quarter of 2022 from 7% in the same period of 2021 as a result of the factors impacting gross margin discussed above. Kronos estimates changes in currency exchange rates decreased income from operations by approximately $5 million in the first quarter of 2022 as compared to the same period in 2021, as discussed in the Effects of currency exchange rates section below.

Other non-operating income (expense) – Kronos recognized a gain of $.1 million on the change in value of its marketable equity securities in the first quarter of 2022 compared to a gain of $.8 million in the first quarter of 2021. Other components of net periodic pension and OPEB cost in the first quarter of 2022 decreased $1.1 million compared to the first quarter of 2021 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. Interest expense in the first quarter of 2022 decreased $.5 million compared to the first quarter of 2021 primarily due to the strengthening of the U.S. dollar relative to the euro (see discussion in the Effects of currency exchange rates section below).

Income tax expense – Kronos recognized income tax expense of $18.3 million in the first quarter of 2022 compared to income tax expense of $6.0 million in the first quarter of 2021. The difference is primarily due to higher earnings in the first quarter of 2022 and the jurisdictional mix of such earnings. Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Effects of currency exchange rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently its non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all Kronos’ production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, and (ii) changes in currency exchange rates during time periods when Kronos’ non-U.S. operations are holding non-local currency (primarily U.S. dollars).

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates
Three months ended March 31, 2022 vs March 31, 2021
				Translation
				losses -	Total currency
	Transaction losses recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(22)	$(22)
Income from operations	(1)	(2)	(1)	(4)	(5)

The $22 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $5 million decrease in income from operations was comprised of the following:

●	Higher net currency transaction losses of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and
●	Approximately $4 million from net currency translation losses primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects of euro-denominated operating costs being translated into fewer U.S. dollars in 2022 as compared to 2021.

Outlook

Based on current market conditions, Kronos expects global demand for consumer products, including those of its customers, to remain strong throughout the remainder of 2022. Therefore, Kronos expects to continue to produce at full practical capacity and to match sales volumes with production volumes which would result in lower sales volumes in 2022 as compared to 2021 based on current inventory levels. Kronos continues to experience disruptions in global supply chains including availability of certain third-party feedstock and other raw materials along with certain transportation and logistics delays. Thus far Kronos has managed through these disruptions with minimal impact on its operations; however, Kronos expects these challenges to continue for the foreseeable future. Kronos experienced increases in its feedstock costs in the first quarter of 2022 as compared to the same period in 2021, and Kronos expects its feedstock costs to continue to increase for the remainder of 2022 as compared to its average 2021 costs. In addition to feedstock cost increases, Kronos continues to experience increasing production costs, including higher raw material and related shipping costs and significantly higher energy and utility costs, especially in Europe), all of which are likely to continue throughout 2022. At the beginning of 2022, Kronos average TiO2 selling prices were 16% higher than at the beginning of 2021 and average TiO2 selling prices increased 7% in the first quarter of 2022. Kronos expects strong demand will support increasing selling prices for TiO2 throughout 2022 sufficient to mitigate  the effects of increases in distribution, raw material, energy and other production costs. Kronos expects its 2022 sales and income from operations will be higher than in 2021; however, increasing costs will continue to challenge margins. Kronos continues to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. As noted above, Kronos has experienced global supply chain disruptions; and future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, or related possible shipping delays, and the timing and effectiveness of the global measures deployed to fight COVID-19 and its variants, all of which remain uncertain and cannot be predicted.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $3.0 million in the first three months of 2022 compared to $2.1 million in the first three months of 2021. The increase in cash provided by operating activities includes the net effects of:

●	lower net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2022 of $.5 million; and
●	higher dividend received from Kronos of $.4 million

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended
	March 31,
	2021	2022

	(In millions)
Net cash provided by operating activities:
CompX	$(2.4)	$(2.2)
NL Parent and wholly-owned subsidiaries	6.6	7.9
Eliminations	(2.1)	(2.7)
Total	$2.1	$3.0

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding decreased from December 31, 2021 to March 31, 2022 primarily as a result of relative changes in the timing of collections. Total average number of days in inventory decreased from December 31, 2021 to March 31, 2022 primarily due to sales growth at both of CompX’s Security Products and Marine Components reporting units in the first quarter of 2022. For comparative purposes, we have provided December 31, 2020 and March 31, 2021 numbers below.

	December 31,	March 31,	December 31,	March 31,
	2020	2021	2021	2022
Days sales outstanding	33 days	43 days	42 days	38 days
Days in inventory	75 days	66 days	96 days	85 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $1.7 million in the first three months of 2022 compared to $.6 million in the first three months of 2021. During the first three months of 2022, Valhi repaid a net $.6 million under the promissory note ($7.1 million of gross borrowings and $7.7 million of gross repayments). During the first three months of 2021, Valhi repaid a net $.3 million under the promissory note ($11.6 million of gross borrowings and $11.9 million of gross repayments).

Financing activities

In February 2021, our board of directors declared a regular quarterly dividend of $.06 per share, and in the first three months of 2021 we paid dividends aggregating $2.9 million. In February 2022, our board of directors declared a quarterly dividend of $.07 per share, and in the first three months of 2022 we paid $3.4 million. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first three months of each of 2021 and 2022 also include CompX dividends paid to its stockholders other than us. In addition, during the first quarter of 2021, CompX acquired 50,000 shares of its Class A common stock in a market transaction for $.8 million.

Outstanding debt obligations

At March 31, 2022, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at March 31, 2022. See Note 8 to our Condensed Consolidated Financial Statements.

Kronos has no outstanding borrowings on its global revolving credit facility (Global Revolver) at March 31, 2022 and the full $225 million was available for borrowings thereunder. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos was in compliance with all of its debt covenants at March 31, 2022. Kronos believes it will be able to maintain compliance with the financial covenants contained in its credit facilitiy through its maturity.

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

At March 31, 2022, we had aggregate cash, cash equivalents and restricted cash of $173.3 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$70.2
NL Parent and wholly-owned subsidiaries	103.1
Total	$173.3

In addition, at March 31, 2022 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $35.1 million. See Note 4 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at March 31, 2022 with an aggregate market value of $546.6 million. See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2023) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At March 31, 2022, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at March 31, 2022 totaled $.6 million. CompX’s 2022 capital investments are primarily expenditures to meet its expected customer demand, improve capacity and efficiency and properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At March 31, 2022, CompX has 602,547 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2022, based on the number of shares of common stock of these affiliates we own as of March 31, 2022 and their current regular quarterly dividend rate, is presented in the table below. In this regard, in February 2022 Kronos increased its regular quarterly dividend from $.18 to $.19 per share and in March 2022 CompX increased its regular quarterly dividend from $.20 per share to $.25 per share, beginning in both cases with dividends paid in March 2022.

	Shares held	Quarterly	Annual expected
	March 31, 2022	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.19	$26.8
CompX	10.8	.25	10.8
Valhi	1.2	.08	.4
Total expected annual dividends			$38.0

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

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2021 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2021 Annual Report, or in Note 14 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2021 Annual Report, and we refer you to Part I, Item 7A. –“Quantitative and Qualitative Disclosure about Market Risk” in our 2021 Annual Report. See also Note 15 to our Condensed Consolidated Financial Statements.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Senior Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements and our 2021 Annual Report.

Certain Underwriters at Lloyds, London, et al v. NL Industries, Inc.  In March 2022, the appellate court entered an order denying the insurer’s interlocutory appeal and affirming the trial court’s finding that the arguments raised by the insurers did not bar NL from coverage.

Item 1A. Risk Factors

Reference is made to the 2021 Annual Report for a discussion of risk factors related to our businesses.

Item 6.Exhibits

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 4, 2022	/s/ Amy Allbach Samford
Amy Allbach Samford
(Senior Vice President and Chief Financial Officer, Principal Financial Officer)

Date: May 4, 2022	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)