Form 10-Q
period 2022-06-30
NL INDUSTRIES INC
filed 2022-08-03
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on July 28, 2022  48,815,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2021	2022
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,002	$151,248
Restricted cash and cash equivalents	2,765	2,827
Accounts and other receivables, net	15,609	17,599
Receivables from affiliates	—	106
Inventories, net	25,642	33,303
Prepaid expenses and other	2,630	3,881

Total current assets	193,648	208,964

Other assets:
Restricted cash and cash equivalents	25,475	25,422
Note receivable from affiliate	18,700	16,600
Marketable securities	34,435	54,306
Investment in Kronos Worldwide, Inc.	264,803	275,853
Goodwill	27,156	27,156
Other assets, net	2,753	2,645

Total other assets	373,322	401,982

Property and equipment:
Land	5,071	5,071
Buildings	23,161	23,174
Equipment	70,664	72,754
Construction in progress	2,028	1,389
	100,924	102,388
Less accumulated depreciation	71,742	72,929

Net property and equipment	29,182	29,459

Total assets	$596,152	$640,405

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2021	2022
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,408	$6,420
Accrued litigation settlement	11,830	11,943
Accrued and other current liabilities	12,025	9,701
Accrued environmental remediation and related costs	2,643	2,753
Payables to affiliates	691	682

Total current liabilities	30,597	31,499

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	90,297	90,283
Long-term litigation settlement	38,519	38,886
Deferred income taxes	44,056	51,801
Accrued pension costs	3,722	3,116
Other	3,490	3,343

Total noncurrent liabilities	180,584	187,929

Equity:
NL stockholders' equity:
Common stock	6,100	6,101
Additional paid-in capital	299,775	298,932
Retained earnings	297,351	339,327
Accumulated other comprehensive loss	(240,756)	(246,319)

Total NL stockholders' equity	362,470	398,041

Noncontrolling interest in subsidiary	22,501	22,936

Total equity	384,971	420,977

Total liabilities and equity	$596,152	$640,405

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2022	2021	2022

	(unaudited)
Net sales	$36,253	$41,675	$72,177	$83,725
Cost of sales	24,947	28,046	49,836	58,016

Gross margin	11,306	13,629	22,341	25,709

Selling, general and administrative expense	5,548	5,884	10,766	11,658
Corporate expense	2,871	3,540	4,716	5,976

Income from operations	2,887	4,205	6,859	8,075

Equity in earnings of Kronos Worldwide, Inc.	7,816	13,991	13,784	31,524

Other income (expense):
Interest and dividend income	423	567	863	876
Marketable equity securities	4,575	19,200	10,935	19,871
Other components of net periodic pension and OPEB cost	(196)	(223)	(267)	(446)
Interest expense	(299)	(248)	(597)	(494)

Income before income taxes	15,206	37,492	31,577	59,406

Income tax expense	1,901	6,435	4,406	9,140

Net income	13,305	31,057	27,171	50,266
Noncontrolling interest in net income of subsidiary	608	805	1,217	1,457

Net income attributable to NL stockholders	$12,697	$30,252	$25,954	$48,809

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.26	$.62	$.53	$1.00

Weighted average shares used in the calculation of net income per share	48,795	48,809	48,792	48,806

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2022	2021	2022

	(unaudited)
Net income	$13,305	$31,057	$27,171	$50,266

Other comprehensive income (loss), net of tax:
Currency translation	402	(8,741)	947	(7,161)
Defined benefit pension plans	1,144	856	2,295	1,729
Other postretirement benefit plans	(64)	(63)	(135)	(131)

Total other comprehensive income (loss), net	1,482	(7,948)	3,107	(5,563)

Comprehensive income	14,787	23,109	30,278	44,703
Comprehensive income attributable to noncontrolling interest	608	805	1,217	1,457

Comprehensive income attributable to NL stockholders	$14,179	$22,304	$29,061	$43,246

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended June 30, 2021 and 2022 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at March 31, 2021	$6,098	$300,097	$268,205	$(249,564)	$21,983	$346,819
Net income	—	—	12,697	—	608	13,305
Other comprehensive income, net of tax	—	—	—	1,482	—	1,482
Issuance of NL common stock	2	99				101
Dividends paid - $.06 per share	—	—	(2,928)	—	—	(2,928)
Dividends paid to noncontrolling interest	—	—	—	—	(330)	(330)
Equity transactions with noncontrolling interest, net and other	—	113	—	—	13	126

Balance at June 30, 2021	$6,100	$300,309	$277,974	$(248,082)	$22,274	$358,575

Balance at March 31, 2022	$6,100	$300,210	$312,492	$(238,371)	$22,747	$403,178
Net income	—	—	30,252	—	805	31,057
Other comprehensive loss, net of tax	—	—	—	(7,948)	—	(7,948)
Issuance of NL common stock	1	119	—	—	—	120
Dividends paid - $.07 per share	—	—	(3,417)	—	—	(3,417)
Dividends paid to noncontrolling interest	—	—	—	—	(406)	(406)
Other, net	—	(1,397)	—	—	(210)	(1,607)

Balance at June 30, 2022	$6,101	$298,932	$339,327	$(246,319)	$22,936	$420,977

	Six months ended June 30, 2021 and 2022 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2020	$6,098	$299,093	$257,875	$(251,189)	$23,472	$335,349
Net income	—	—	25,954	—	1,217	27,171
Other comprehensive income, net of tax	—	—	—	3,107	—	3,107
Issuance of NL common stock	2	99	—	—	—	101
Dividends paid - $.12 per share	—	—	(5,855)	—	—	(5,855)
Dividends paid to noncontrolling interest	—	—	—	—	(669)	(669)
Other, net	—	1,117	—	—	(1,746)	(629)

Balance at June 30, 2021	$6,100	$300,309	$277,974	$(248,082)	$22,274	$358,575

Balance at December 31, 2021	$6,100	$299,775	$297,351	$(240,756)	$22,501	$384,971
Net income	—	—	48,809	—	1,457	50,266
Other comprehensive loss, net of tax	—	—	—	(5,563)	—	(5,563)
Issuance of NL common stock	1	119	—	—	—	120
Dividends paid - $.14 per share	—	—	(6,833)	—	—	(6,833)
Dividends paid to noncontrolling interest	—	—	—	—	(812)	(812)
Other, net	—	(962)	—	—	(210)	(1,172)

Balance at June 30, 2022	$6,101	$298,932	$339,327	$(246,319)	$22,936	$420,977

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2021	2022

	(unaudited)
Cash flows from operating activities:
Net income	$27,171	$50,266
Depreciation and amortization	1,900	1,956
Deferred income taxes	4,359	9,099
Equity in earnings of Kronos Worldwide, Inc.	(13,784)	(31,524)
Dividends received from Kronos Worldwide, Inc.	12,678	13,384
Marketable equity securities	(10,935)	(19,871)
Noncash interest expense	584	480
Benefit plan expense greater (less) than cash funding	(191)	278
Other, net	26	(32)
Change in assets and liabilities:
Accounts and other receivables, net	(5,559)	(1,995)
Inventories, net	(1,691)	(7,735)
Prepaid expenses and other	(355)	(1,249)
Accounts payable and accrued liabilities	(367)	663
Accounts with affiliates	327	(115)
Accrued environmental remediation and related costs	(506)	96
Other noncurrent assets and liabilities, net	(43)	(76)

Net cash provided by operating activities	13,614	13,625

Cash flows from investing activities:
Capital expenditures	(1,598)	(2,215)
Note receivable from affiliate:
Collections	22,200	12,400
Loans	(18,700)	(10,300)
Other, net	—	150

Net cash provided by investing activities	1,902	35

Cash flows from financing activities:
Dividends paid	(5,855)	(6,833)
Subsidiary treasury stock acquired	(755)	(1,744)
Dividends paid to noncontrolling interests in subsidiary	(669)	(812)
Other, net	—	(16)

Net cash used in financing activities	(7,279)	(9,405)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	8,237	4,255
Balance at beginning of period	165,272	175,242

Balance at end of period	$173,509	$179,497

Supplemental disclosures - cash paid for:
Interest	$13	$14
Income taxes, net	34	164

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2022, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2022 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (Kronos). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the SEC on March 9, 2022 (the “2021 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2021 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2021) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended June 30, 2022 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2021 Consolidated Financial Statements contained in our 2021 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	June 30,
	2021	2022

	(In thousands)
Trade receivables - CompX	$15,616	$17,643
Accrued insurance recoveries	43	—
Other receivables	20	26
Allowance for doubtful accounts	(70)	(70)
Total	$15,609	$17,599

Note 3 – Inventories, net:

	December 31,	June 30,
	2021	2022

	(In thousands)
Raw materials	$5,042	$7,249
Work in process	16,767	20,958
Finished products	3,833	5,096
Total	$25,642	$33,303

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

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	gain

		(In thousands)
December 31, 2021
Noncurrent assets
Valhi common stock	1	$34,435	$24,347	$10,088

June 30, 2022
Noncurrent assets
Valhi common stock	1	$54,306	$24,347	$29,959

At December 31, 2021 and June 30, 2022, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2021 and June 30, 2022, the quoted per share market price of Valhi common stock was $28.75 and $45.34, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2021 and June 30, 2022, we owned approximately 35.2 million shares of Kronos common stock. At June 30, 2022, the quoted market price of Kronos’ common stock was $18.40 per share, or an aggregate market value of $648.0 million. At December 31, 2021, the quoted market price was $15.01 per share, or an aggregate market value of $528.6 million.

The change in the carrying value of our investment in Kronos during the first six months of 2022 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$264.8
Equity in earnings of Kronos	31.5
Dividends received from Kronos	(13.4)
Equity in Kronos' other comprehensive income:
Currency translation	(9.0)
Defined benefit pension plans	1.4
Other	.6
Balance at the end of the period	$275.9

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2021	2022

	(In millions)
Current assets	$1,258.0	$1,247.9
Property and equipment, net	503.4	472.0
Investment in TiO2 joint venture	101.9	106.0
Other noncurrent assets	149.5	137.6
Total assets	$2,012.8	$1,963.5

Current liabilities	$288.8	$281.5
Long-term debt	449.8	415.8
Accrued pension costs	287.4	263.6
Other noncurrent liabilities	116.6	99.0
Stockholders’ equity	870.2	903.6
Total liabilities and stockholders’ equity	$2,012.8	$1,963.5

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2022	2021	2022

	(In millions)
Net sales	$478.6	$565.3	$943.6	$1,128.2
Cost of sales	369.6	444.8	738.9	858.4
Income from operations	43.8	65.2	77.8	148.5
Income tax expense	9.2	14.8	15.2	33.1
Net income	25.7	45.9	45.3	103.4

Note 6 – Other assets, net:

	December 31,	June 30,
	2021	2022

	(In thousands)
Pension asset	$1,356	$1,231
Other	1,397	1,414
Total	$2,753	$2,645

Note 7 – Accrued and other current liabilities:

	December 31,	June 30,
	2021	2022

	(In thousands)
Employee benefits	$10,345	$7,664
Other	1,680	2,037
Total	$12,025	$9,701

Note 8 – Long-term debt:

During the first six months of 2022, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At June 30, 2022, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the six months ended June 30, 2022 was 5.49%. The interest rate under this facility as of June 30, 2022 was 6.625%. We are in compliance with all covenants at June 30, 2022.

Note 9 – Other noncurrent liabilities:

	December 31,	June 30,
	2021	2022

	(In thousands)
Reserve for uncertain tax positions	$1,724	$1,724
OPEB	787	702
Insurance claims and expenses	632	590
Other	347	327
Total	$3,490	$3,343

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2022	2021	2022

	(In thousands)
Net sales:
Security Products	$27,587	$28,837	$53,472	$58,418
Marine Components	8,666	12,838	18,705	25,307
Total	$36,253	$41,675	$72,177	$83,725

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2022	2021	2022

	(In thousands)
Interest cost	$279	$297	$432	$594
Expected return on plan assets	(398)	(392)	(796)	(784)
Recognized actuarial losses	376	373	752	746
Total	$257	$278	$388	$556

We currently expect our 2022 contributions to our defined benefit pension plans to be approximately $1.2 million.

Note 12 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2022	2021	2022

	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$3.2	$7.9	$6.6	$12.5
Rate differences on equity in earnings of Kronos, net of dividends	(1.2)	(1.5)	(2.2)	(3.4)
U.S. state income taxes and other, net	(.1)	—	—	—
Income tax expense	$1.9	$6.4	$4.4	$9.1

Comprehensive provision for income taxes allocable to:
Net income	$1.9	$6.4	$4.4	$9.1
Additional paid-in capital	—	—	—	.1
Other comprehensive income:
Currency translation	.2	(2.3)	.3	(1.9)
Pension plans	.3	.3	.6	.5
Total	$2.4	$4.4	$5.3	$7.8

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $12.7 million in the first six months of 2021 and $13.4 million in the first six months of 2022. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings of Kronos.

Note 13 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2022	2021	2022

	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(169,030)	$(169,655)	$(169,575)	$(171,235)
Other comprehensive income (loss)	402	(8,741)	947	(7,161)
Balance at end of period	$(168,628)	$(178,396)	$(168,628)	$(178,396)

Defined benefit pension plans:
Balance at beginning of period	$(79,553)	$(67,595)	$(80,704)	$(68,468)
Other comprehensive income - amortization of net losses included in net periodic pension cost	1,144	856	2,295	1,729
Balance at end of period	$(78,409)	$(66,739)	$(78,409)	$(66,739)

OPEB plans:
Balance at beginning of period	$(981)	$(1,121)	$(910)	$(1,053)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(64)	(63)	(135)	(131)
Balance at end of period	$(1,045)	$(1,184)	$(1,045)	$(1,184)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(249,564)	$(238,371)	$(251,189)	$(240,756)
Other comprehensive income (loss)	1,482	(7,948)	3,107	(5,563)
Balance at end of period	$(248,082)	$(246,319)	$(248,082)	$(246,319)

See Note 11 for amounts related to our defined benefit pension plans.

Other – During the second quarter of 2022, we purchased 2,000 shares of our common stock from Kronos for a nominal amount in a private transaction that was approved in advance by our independent directors. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.

During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million under prior repurchase authorizations. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of its affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. During the first quarter of 2021, CompX purchased 50,000 shares of its Class A common stock in a market transaction for approximately $.8 million. At June 30, 2022, 523,647 shares were available for purchase under CompX’s prior repurchase authorizations.

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

New cases may continue to be filed against us. We cannot assure you that we will not incur liability in the future with respect to any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings. In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable. The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2022 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$92,940
Additions charged to expense, net	549
Payments, net	(453)
Balance at the end of the period	$93,036

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$2,753
Noncurrent liability	90,283
Balance at the end of the period	$93,036

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At June 30, 2022, we had accrued approximately $93 million related to approximately 33 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2022, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2021		June 30, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$175,242	$175,242	$179,497	$179,497

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products
●	The extent of the dependence of certain of our businesses on certain market sectors
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations)
●	Customer and producer inventory levels
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry)
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs
●	Changes in the availability of raw material (such as ore)
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for Kronos’ TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19)
●	Competitive products and substitute products
●	Price and product competition from low-cost manufacturing sources (such as China)
●	Customer and competitor strategies
●	Potential consolidation of Kronos’ competitors

●	Potential consolidation of Kronos’ customers
●	The impact of pricing and production decisions
●	Competitive technology positions
●	Our ability to protect or defend intellectual property rights
●	Potential difficulties in integrating future acquisitions
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems
●	The introduction of trade barriers or trade disputes
●	The impact of current or future government regulations (including employee healthcare benefit related regulations)
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime such as disruption in energy supplies, transportation interruptions, cyber-attacks and public health crises such as COVID-19)
●	Decisions to sell operating assets other than in the ordinary course of business
●	Kronos’ ability to renew or refinance credit facilities
●	Potential increases in interest rates
●	Our ability to maintain sufficient liquidity
●	The timing and amounts of insurance recoveries
●	The ability of our subsidiaries or affiliates to pay us dividends
●	Uncertainties associated with CompX’s development of new products and product features
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation at sites related to our former operations)
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental health and safety regulations such as those seeking to limit or classify TiO2 or its use
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters)
●	Possible future litigation.

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

Results of operations

Net income overview

Quarter ended June 30, 2022 compared to the quarter ended June 30, 2021

Our net income attributable to NL stockholders was $30.2 million, or $.62 per share, in the second quarter of 2022 compared to net income attributable to NL stockholders of $12.7 million, or $.26 per share, in the second quarter of 2021.  As more fully described below, the increase in our net income attributable to NL stockholders from 2021 to 2022 is primarily due to:

●	an unrealized gain in the relative value of marketable equity securities of $19.2 million in 2022 compared to $4.5 million in 2021;
●	equity in earnings of Kronos in 2022 of $14.0 million compared to $7.8 million in 2021; and
●	higher income from operations attributable to CompX in 2022 of $7.7 million compared to $5.8 million in 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Our net income attributable to NL stockholders was $48.8 million, or $1.00 per share, in the first six months of 2022 compared to net income attributable to NL stockholders of $26.0 million, or $.53 per share, in the first six months of 2021. As more fully described below, the increase in our net income attributable to NL stockholders from 2021 to 2022 is primarily due to:

●	equity in earnings of Kronos of $31.5 million in 2022 compared to $13.8 million in 2021;
●	an unrealized gain in the relative value of marketable equity securities of $19.9 million in 2022 compared to $10.9 million in 2021; and
●	higher income from operations attributable to CompX in 2022 of $14.0 million compared to $11.6 million in 2021.

Income from operations

The following table shows the components of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
CompX	$5.8	$7.7	35%	$11.6	$14.0	21%
Corporate expense	(2.9)	(3.5)	23	(4.7)	(5.9)	27
Income from operations	$2.9	$4.2	46	$6.9	$8.1	18

Amounts attributable to CompX relate to its component products business, while corporate expense generally relates to NL. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
Equity in earnings of Kronos	$7.8	$14.0	79%	$13.8	$31.5	129%
Marketable equity securities unrealized gain	4.5	19.2	320	10.9	19.9	82
Other components of net periodic pension and OPEB cost	(.2)	(.3)	14	(.3)	(.5)	67
Interest and dividend income	.5	.6	34	.9	.9	2
Interest expense	(.3)	(.2)	(17)	(.6)	(.5)	(17)

CompX International Inc.

In the second quarter of 2022 CompX’s income from operations increased to $7.7 million compared to $5.8 million in the second quarter of 2021. CompX’s income from operations for the first six months of 2022 was $14.0 million compared to $11.6 million in the first six months of 2021. The increase in income from operations in the second quarter and first six months of 2022 compared to 2021 is primarily due to higher sales for both the Security Products and Marine Components reporting units.

	Three months ended June 30,		%	Six months ended June 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
Net sales	$36.3	$41.6	15%	$72.2	$83.7	16%
Cost of sales	24.9	28.0	12	49.8	58.0	16
Gross margin	11.4	13.6	21	22.4	25.7	15
Operating costs and expenses	5.6	5.9	6	10.8	11.7	8
Income from operations	$5.8	$7.7	35	$11.6	$14.0	21

Percentage of net sales:
Cost of sales	69%	67%		69%	69%
Gross margin	31	33		31	31
Operating costs and expenses	15	14		15	14
Income from operations	16	19		16	17

Net sales – Net sales increased $5.3 million and $11.5 million in the second quarter and for the first six months of 2022, respectively, compared to the same periods in 2021 due to higher Marine Components sales primarily to the towboat market and, to a lesser extent, higher Security Products sales across a variety of markets.

Cost of sales and gross margin – Cost of sales as a percentage of sales decreased 1.5% in the second quarter of 2022 compared to the same period in 2021. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the second quarter of 2022 compared to the same period in 2021 primarily due to improved gross margin at Security Products. Cost of sales and gross margin as a percentage of sales for the first six months of 2022 were comparable to the same period in 2021. See discussion of reporting units below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the second quarter of 2022 are comparable to the same period in 2021. For the first six months of 2022, operating costs and expenses were higher than the same period in 2021 primarily due to higher salary and benefit costs which increased by $.4 million. Operating costs and expenses as a percentage of net sales decreased for the second quarter and the first six months of 2022 due to the effect of higher sales.

Income from operations – As a percentage of net sales, income from operations for the second quarter and first six months of 2022 increased compared to the same periods of 2021 and was primarily impacted by the factors impacting cost of sales, gross margin and operating costs. See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended June 30,		%	Six months ended June 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
Security Products:
Net sales	$27.6	$28.8	5%	$53.5	$58.4	9%
Cost of sales	18.7	18.9	1	36.4	39.4	8
Gross margin	8.9	9.9	12	17.1	19.0	11
Operating costs and expenses	3.0	3.2	7	5.7	6.3	9
Operating income	$5.9	$6.7	15	$11.4	$12.7	12

Gross margin	32%	35%		32%	33%
Operating income margin	21	23		21	22

Security Products – Security Products net sales increased 5% in the second quarter of 2022 compared to the same period last year. Relative to prior year, second quarter sales were $.7 million higher to the office furniture market and $.6 million higher to the government security market. Security Products net sales increased 9% in the first six months of 2022 compared to the same period last year. Relative to prior year, sales for the first six months were $1.9 million higher to the government security market, $1.4 million higher to the office furniture market and $.8 million higher to distributors.

Gross margin as a percentage of net sales for the second quarter and the first six months of 2022 increased as compared to the same periods in 2021 primarily due to higher sales resulting from price increases and surcharges implemented to recover higher production costs and, to a lesser extent, increased coverage of fixed costs from higher sales. Operating income as a percentage of net sales increased in the second quarter and the first six months of 2022 compared to the same periods in 2021 due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses from higher sales.

	Three months ended June 30,		%	Six months ended June 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
Marine Components:
Net sales	$8.7	$12.8	48%	$18.7	$25.3	35%
Cost of sales	6.2	9.1	47	13.4	18.6	39
Gross margin	2.5	3.7	50	5.3	6.7	27
Operating costs and expenses	.8	1.0	11	1.7	2.0	13
Operating income	$1.7	$2.7	70	$3.6	$4.7	34

Gross margin	28%	29%		28%	26%
Operating income margin	18	21		19	19

Marine Components – Marine Components net sales in the second quarter and first six months of 2022 increased 48% and 35%, respectively, compared to the same periods in 2021. Sales to the towboat market were $3.7 million higher for the second quarter and $5.7 million higher for the first six months of 2022 compared to the same periods in 2021.

As a percentage of net sales, gross margin for the second quarter of 2022 was comparable to the same period in 2021. Operating income as a percentage of net sales increased in the second quarter of 2022 compared to the same period in 2021 due to increased sales as a result of surcharges implemented to recover higher production costs and increased  coverage of cost of sales, operating costs and expenses on higher sales. For the first six months of 2022, gross margin as a percentage of net sales decreased compared to the same period in 2021 as surcharges and increased coverage of fixed costs from higher sales were more than offset by higher cost of sales, most significantly in the first quarter of 2022, driven by higher raw material costs (primarily stainless steel and aluminum), higher shipping costs and increased labor costs. Operating income as a percentage of net sales for the first six months of 2022 was comparable to the same period in 2021.

Outlook – During the first six months of 2022, CompX has experienced strong demand at both its reporting units. CompX operated its manufacturing facilities at elevated production rates during the first half of the year in line with its demand. While labor markets continue to be competitive in each of the regions in which CompX operates and labor costs continue to rise, during the second quarter CompX was able to achieve more balanced staffing levels aligned with current and forecasted demand, particularly at its Marine Components reporting unit.

CompX’s Security Products reporting unit began to experience some softening in demand particularly in transportation and distribution markets but CompX expects continued strong demand in other markets to offset these declines. CompX’s Marine Components reporting unit demand remains strong and CompX currently expects to report increased net sales and operating income from both reporting units for the full year 2022 compared to 2021. Certain of CompX’s supply chains, particularly for commodity raw materials, have stabilized while other supply chains remain challenging, and current global and domestic supply chain disruptions continue to impact sourcing certain raw materials and components (such as electronic components) due to increased lead times, shortages and transportation and logistics delays. Thus far CompX has been able to manage through these disruptions with minimal impact on its operations. In addition, CompX is experiencing increased production costs including higher labor and shipping costs and, although prices for certain raw materials have begun to stabilize, costs of many of the raw materials CompX uses including zinc, brass, stainless steel and aluminum remain elevated above pre-pandemic levels. In response, CompX has implemented additional price increases and increased surcharges where necessary and, to-date, it has been successful in recovering its increased production costs; however, the extent to which future price increases and surcharges will mitigate rising costs is uncertain and CompX expects increasing production costs will continue to pressure gross margins as inventory costs are expected to remain above prior year costs for the foreseeable future. CompX continues to take actions it believes will minimize supply related disruptions, manage inventory turnover, improve operating margins and maintain a safe working conditions environment for its employees.

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

General corporate and other items

Corporate expense – Corporate expenses were $3.5 million in the second quarter of 2022, $.6 million higher than in the second quarter of 2021 primarily due to higher litigation fees and related costs in 2022.  Included in corporate expense in the second quarter of 2021 and 2022 are:

●	litigation fees and related costs of $1.2 million in 2022 compared to $.5 million in 2021, and
●	environmental remediation and related costs of $.4 million in 2022 compared to $.3 million in 2021.

Corporate expenses were $5.9 million in the first six months of 2022, $1.2 million higher than in the first six months of 2021 primarily due to higher litigation fees and related costs and higher environmental remediation and related costs in 2022.  Included in corporate expense in the first six months of 2021 and 2022 are:

●	litigation fees and related costs of $1.8 million in 2022 compared to $.8 million in 2021, and
●	environmental remediation and related costs of $.5 million in 2022 compared to $.2 million in 2021.

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

Interest and dividend income – Interest and dividend income increased slightly in the second quarter of 2022 compared to the same period of 2021 primarily due to higher cash and cash equivalents available for investment as well as higher average interest rates. Interest and dividend income in the first six months of 2022 is comparable to the same period in 2021.

Marketable equity securities – We recognized a gain of $19.2 million on the change in value of our marketable equity securities in the second quarter of 2022 compared to a gain of $4.5 million in the second quarter of 2021. We recognized a gain of $19.9 million on the change in value of our marketable equity securities in the first six months of 2022 compared to a gain of $10.9 million in the first six months of 2021.

Income tax expense – We recognized income tax expense of $6.4 million in the second quarter of 2022 compared to income tax expense of $1.9 million in the second quarter of 2021 and income tax expense of $9.1 million in the first half of 2022 compared to income tax expense of $4.4 million in the first half of 2021. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos.  Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $12.7 million and $13.4 million in the first six months of 2021 and 2022, respectively.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos was a 10.3% income tax expense in the first six months of 2022 compared to a 4.8% income tax expense in the first six months of 2021.  The increase in our effective rate from 2021 to 2022 is primarily attributable to Kronos’ anticipated higher full year earnings in 2022 as compared to 2021. See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2022 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX increased during the second quarter and the first six months of 2022 compared to the same prior year periods. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
Net sales	$478.6	$565.3	18%	$943.6	$1,128.2	20%
Cost of sales	369.6	444.8	20	738.9	858.4	16
Gross margin	$109.0	$120.5		$204.7	$269.8

Income from operations	$43.8	$65.2	49%	$77.8	$148.5	91%
Interest and dividend income	.1	.6		.2	.7
Marketable equity securities unrealized gain	.5	2.3		1.3	2.4
Other components of net perioidic pension and OPEB cost	(4.3)	(3.1)		(8.6)	(6.3)
Interest expense	(5.2)	(4.3)		(10.2)	(8.8)
Income before income taxes	34.9	60.7		60.5	136.5
Income tax expense	9.2	14.8		15.2	33.1
Net income	$25.7	$45.9		$45.3	$103.4

Percentage of net sales:
Cost of sales	77%	79%		78%	76%
Income from operations	9	11		8	13

Equity in earnings of Kronos Worldwide, Inc.	$7.8	$14.0		$13.8	$31.5

TiO2 operating statistics:
Sales volumes*	144	142	(1)%	285	286	—%
Production volumes*	137	132	(4)	267	270	1

Change in TiO2 net sales:
TiO2 product pricing			26%			25%
TiO2 sales volumes			(1)			—
TiO2 product mix/other			(1)			—
Changes in currency exchange rates			(6)			(5)
Total			18%			20%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2022 with average TiO2 selling prices 16% higher than at the beginning of 2021 and Kronos’ average TiO2 selling prices increased 12% in the first six months of 2022 in response to rising production costs. Overall sales volumes in the first six months of 2022 were comparable to sales volumes in the same period of 2021, with higher 2022 sales volumes in North America and Latin America offset by lower sales volumes in Europe.

The following table shows Kronos’ capacity utilization rates during 2021 and 2022. Throughout most of 2021 and continuing into the first quarter of 2022, Kronos’ production facilities operated at full practical capacity. Kronos operated its production facilities at 98% of practical capacity utilization in the first six months of 2022. During the second quarter of 2022, Kronos operated its facilities at approximately 95% of practical capacity primarily due to maintenance activities and availability of certain raw materials which temporarily reduced its production rates.

1
	Production Capacity Utilization Rates
	2021	2022
First quarter	97%	100%
Second quarter	100%	95%

Net sales – Kronos’ net sales in the second quarter of 2022 increased 18%, or $86.7 million, compared to the second quarter of 2021 primarily due to a 26% increase in average TiO2 selling prices (which increased net sales by approximately $124 million) partially offset by a 1% decrease in sales volumes (which decreased net sales by approximately $5 million). Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $29 million in the second quarter of 2022 as compared to the second quarter of 2021. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 1% in the second quarter of 2022 as compared to the second quarter of 2021 primarily due to lower availability of certain of our high-demand products as a result of lower production volumes during the quarter and, somewhat lower demand, primarily in the residential architectural coatings markets, from its European and export customers towards the end of the second quarter.

Kronos’ sales in the first six months of 2022 increased 20%, or $184.6 million, compared to the first six months of 2021 primarily due a 25% increase in average TiO2 selling prices (which increased net sales by approximately $236 million). In addition to the impact of higher average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $51 million in the first six months of 2022 as compared to the first six months of 2021. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes in the first six months of 2022 were comparable to the first six months of 2021.

Cost of sales and gross margin – Kronos’ cost of sales increased $75.2 million, or 20%, in the second quarter of 2022 compared to the second quarter of 2021 due to the net effects of higher production costs of approximately $95 million (primarily raw materials and energy), a 1% decrease in sales volumes and a 4% decrease in production volumes. Kronos’ cost of sales as a percentage of net sales increased to 79% in the second quarter of 2022 compared to 77% in the same period of 2021 primarily due to the unfavorable effects of higher production costs including higher raw material and energy costs and lower absorption of fixed costs from lower production volumes.

Gross margin as a percentage of net sales decreased to 21% in the second quarter of 2022 compared to 23% in the second quarter of 2021. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effects of higher average TiO2 selling prices, lower production and sales volumes, higher production costs and changes in currency exchange rates.

Kronos’ cost of sales increased $119.5 million, or 16%, in the first six months of 2022 compared to the first six months of 2021 primarily due to higher production costs of $159 million (including higher costs for raw materials and energy). Kronos’ cost of sales as a percentage of net sales decreased to 76% in the first six months of 2022 compared to 78% in the same period of 2021 as the favorable effects of higher average TiO2 selling prices more than offset the unfavorable impact of higher production costs, including higher raw material and energy costs.

Gross margin as a percentage of net sales increased to 24% in the first six months of 2022 compared to 22% in the first six months of 2021. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales increased primarily due to the net effects of higher average TiO2 selling prices, higher raw material and energy costs and changes in currency exchange rates.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense as a percentage of net sales decreased to 11% in the second quarter of 2022 compared to 13% in the second quarter of 2021, primarily due to the effects of higher net sales resulting from higher average TiO2 selling prices. Kronos’ selling, general and administrative expense as a percentage of net sales decreased to 11% of net sales in the first six months of 2022 compared to 13% in the first six months of 2021, primarily due to the effects of higher net sales resulting from higher average TiO2 selling prices.

Income from operations – Kronos’ income from operations increased by $21.4 million to $65.2 million in the second quarter of 2022 compared to $43.8 million in the second quarter of 2021. Income from operations as a percentage of net sales increased to 11% in the second quarter of 2022 from 9% in the same period of 2021 as a result of the factors impacting gross margin discussed above. Kronos estimates changes in currency exchange rates increased income from operations by approximately $12 million in the second quarter of 2022 as compared to the same period in 2021, as discussed in the Effects of currency exchange rates section below.

Kronos’ income from operations increased by $70.7 million, or 91%, in the first six months of 2022 compared to the first six months of 2021. Income from operations as a percentage of net sales increased to 13% in the first six months of 2022 from 8% in the same period of 2021. This increase was driven by the effects of higher net sales on gross margin and selling, general and administrative expenses discussed above. Kronos estimates that changes in currency exchange rates increased income from operations by approximately $7 million in the first six months of 2022 as compared to the same period in 2021, as further discussed below.

Other non-operating income (expense) - Kronos recognized a gain of $2.3 million on the change in value of its marketable equity securities in the second quarter of 2022 compared to a gain of $.5 million in the second quarter of 2021. Other components of net periodic pension and OPEB cost in the second quarter of 2022 decreased $1.2 million compared to the second quarter of 2021 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. Interest expense in the second quarter of 2022 decreased $.9 million compared to the second quarter of 2021 primarily due to fees associated with the refinancing of Kronos’ revolving credit facility in the second quarter of 2021 and the effects of the strengthening of the U.S. dollar relative to the euro (see discussion in the Effects of currency exchange rates section below).

Kronos recognized a gain of $2.4 million on the change in value of its marketable equity securities in the first six months of 2022 and a gain of $1.3 million in the first six months of 2021. Other components of net periodic pension and OPEB cost in the first six months of 2022 decreased $2.3 million compared to the first six months of 2021 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. Interest expense in the first six months of 2022 decreased $1.4 million compared to the first six months of 2021 due to fees associated with the refinancing of Kronos’ revolving credit facility in the second quarter of 2021 and the effects of changes in currency exchange rates.

Income tax expense - Kronos recognized income tax expense of $14.8 million in the second quarter of 2022 compared to income tax expense of $9.2 million in the second quarter of 2021. Kronos recognized income tax expense of $33.1 million in the first six months of 2022 compared to income tax expense of $15.2 million in the first six months of 2021. The difference is primarily due to higher earnings in the second quarter and in the first six months of 2022 and the jurisdictional mix of such earnings. Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. We would generally expect Kronos’ overall effective tax rate to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates
Three months ended June 30, 2022 vs June 20, 2021
				Translation
				gains (losses)-	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(29)	$(29)
Income from operations	1	12	11	1	12

The $29 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations is denominated in the U.S. dollar.

The $12 million increase in income from operations was comprised of the following:

•	Higher net currency transaction gains of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and
•	There was minimal impact from the effect of rate changes on translation gains and losses.

Impact of changes in currency exchange rates
Six months ended June 30, 2022 vs June 30, 2021
				Translation
				losses -	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(51)	$(51)
Income from operations	—	10	10	(3)	7

The $51 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations is denominated in the U.S. dollar.

The $7 million increase in income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $10 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and
●	Approximately $3 million from net currency translation losses primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects of Canadian dollar and euro-denominated operating costs being translated into fewer U.S. dollars in 2022 as compared to 2021.

Outlook

While overall demand remained strong through the second quarter, Kronos’ plants operated at below capacity because maintenance shutdowns in the second quarter took longer than anticipated and availability of certain raw materials continued to impact plant operations and production planning. As a result, Kronos had limited availability for certain high demand products that constrained sales during the quarter. In addition, late in the second quarter, Kronos began to see some decline in demand primarily in the residential architectural coatings markets in certain areas of Europe and the export markets due to economic and geopolitical uncertainties. Kronos is uncertain if and to what extent the reduction in demand will continue, but with tight inventories in most markets and continued strong underlying fundamentals across most of the global economy, Kronos continues to believe that the long-term outlook for its industry remains positive. Kronos will continue to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

Kronos also continues to experience cost increases and logistical challenges throughout its global supply chain. Kronos experienced increases in its feedstock costs in the first six months of 2022 as compared to the same period in 2021, and Kronos expects its feedstock costs to continue to increase moderately for the remainder of 2022. High energy costs and availability concerns (particularly natural gas supply in Germany) have introduced further cost increases and disruptions to global markets and such conditions are likely to continue for the foreseeable future.  These disruptions and other global events have contributed to changing expectations of global demand for consumer products, including those of Kronos’ customers, and could lead to softening of demand for TiO2 in the second half of 2022. Kronos continues to manage through disruptions in global supply chains including availability of certain third-party feedstock and other raw materials along with certain transportation and logistics delays. Kronos expects these challenges to continue for the foreseeable future.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. As noted above, Kronos has experienced global supply chain disruptions and energy availability concerns; and future impacts on Kronos’ operations will depend on, among other things, any future disruption in energy availability, its operations or its suppliers’ operations, or related possible shipping delays, and the timing and effectiveness of the global measures deployed to fight COVID-19 and its variants, all of which remain uncertain and cannot be predicted.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was comparable at $13.6 million in each of the first six months of 2022 and 2021. Cash provided by operating activities in the first six months of 2022 includes the net effects of:

●	higher income from operations from CompX in 2022 of $2.4 million; and
●	higher net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2022 of $2.4 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended
	June 30,
	2021	2022

	(In millions)
Net cash provided by operating activities:
CompX	$3.6	$1.5
NL Parent and wholly-owned subsidiaries	14.3	17.5
Eliminations	(4.3)	(5.4)
Total	$13.6	$13.6

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding decreased from December 31, 2021 to June 30, 2022 primarily as a result of relative changes in the timing of collections relative to sales at the end of the quarter. Total average number of days in inventory increased from December 31, 2021 to June 30, 2022 due to the timing of sales relative to the end of the quarter, primarily at CompX’s Security Products reporting unit, and from increased inventories of certain components and raw matrials that had longer lead times or for which CompX has experienced availability issues. For comparative purposes, we have provided December 31, 2020 and June 30, 2021 numbers below.

	December 31,	June 30,	December 31,	June 30,
	2020	2021	2021	2022
Days sales outstanding	33 days	42 days	42 days	38 days
Days in inventory	75 days	73 days	96 days	108 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $2.2 million in the first six months of 2022 compared to $1.6 million in the first six months of 2021. During the first six months of 2022, Valhi repaid a net $2.1 million under the promissory note ($10.3 million of gross borrowings and $12.4 million of gross repayments). During the first six months of 2021, Valhi repaid a net $3.5 million under the promissory note ($18.7 million of gross borrowings and $22.2 million of gross repayments).

Financing activities

In the first six months of 2021, we paid dividends aggregating $5.9 million. In February 2022, our board of directors declared a quarterly dividend of $.07 per share, and in the first six months of 2022 we paid dividends aggregating $6.8 million. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first six months of each of 2021 and 2022 also include CompX dividends paid to its stockholders other than us. During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock (8,900 shares from affiliates in two private transactions, and 70,000 shares in a single market transaction) for an aggregate purchase price of $1.7 million. During the first quarter of 2021, CompX acquired 50,000 shares of its Class A common stock in a market transaction for $.8 million. See Note 13 to our Condensed Consolidated Financial Statements.

Outstanding debt obligations

At June 30, 2022, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at June 30, 2022. See Note 8 to our Condensed Consolidated Financial Statements.

Kronos has no outstanding borrowings on its global revolving credit facility (Global Revolver) at June 30, 2022 and the full $225 million was available for borrowings thereunder. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos was in compliance with all of its debt covenants at June 30, 2022. Kronos believes it will be able to maintain compliance with the financial covenants contained in its credit facilitiy through its maturity.

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

At June 30, 2022, we had aggregate cash, cash equivalents and restricted cash of $179.5 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$70.1
NL Parent and wholly-owned subsidiaries	109.4
Total	$179.5

In addition, at June 30, 2022 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $54.3 million. See Note 4 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at June 30, 2022 with an aggregate market value of $648.0 million. See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2023) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At June 30, 2022, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at June 30, 2022 totaled $.7 million. CompX’s 2022 capital investments are primarily expenditures to meet its expected customer demand, improve capacity and efficiency and properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At June 30, 2022, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2022, based on the number of shares of common stock of these affiliates we own as of June 30, 2022 and their current regular quarterly dividend rate, is presented in the table below. In this regard, in February 2022 Kronos increased its regular quarterly dividend from $.18 per share to $.19 per share and in March 2022 CompX increased its regular quarterly dividend from $.20 per share to $.25 per share, beginning in both cases with dividends paid in March 2022.

	Shares held	Quarterly	Annual expected
	June 30, 2022	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.19	$26.8
CompX	10.8	.25	10.8
Valhi	1.2	.08	.4
Total expected annual dividends			$38.0

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

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2022.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, our 2021 Annual Report and our March 31, 2022 Quarterly Report on Form 10-Q.

NY/NJ Baykeeper et al. v. NL Industries, Inc. et al.  In June 2022, NL received a letter from the New Jersey Department of Environmental Protection (“NJDEP”) informing NL that remediation of contaminated sites upriver of the former Sayreville site had progressed to the point that it was now appropriate for NL to resume investigating the sediments adjacent to the Sayreville site.  NL informed the NJDEP by letter that it would resume that investigation.  The Court subsequently issued an order asking the parties to state their positions on whether the lawsuit should be dismissed as unnecessary in light of these new circumstances.

Item 1A. Risk Factors

Reference is made to the 2021 Annual Report for a discussion of risk factors related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses certain information regarding the shares of our common stock we purchased during the second quarter of 2022 (we made no purchases in April or May 2022). See Note 13 to our Condensed Consolidated Financial Statements.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum number of shares that may yet be purchased under the publicly announced plan
June 2022	2,000 (1)	$8.23	–	–

(1)	On June 1, 2022, we purchased 2,000 shares of our common stock from Kronos in a private transaction that was approved in advance by our independent directors.

Item 6.Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: August 3, 2022	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: August 3, 2022	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)