Form 10-Q
period 2022-09-30
NL INDUSTRIES INC
filed 2022-11-02
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on October 31, 2022  48,815,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2021	2022
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,002	$127,951
Restricted cash and cash equivalents	2,765	2,827
Accounts and other receivables, net	15,609	19,219
Inventories, net	25,642	33,337
Prepaid expenses and other	2,630	2,677

Total current assets	193,648	186,011

Other assets:
Restricted cash and cash equivalents	25,475	25,460
Note receivable from affiliate	18,700	14,700
Marketable securities	34,435	30,135
Investment in Kronos Worldwide, Inc.	264,803	268,335
Goodwill	27,156	27,156
Other assets, net	2,753	2,550

Total other assets	373,322	368,336

Property and equipment:
Land	5,071	5,071
Buildings	23,161	23,181
Equipment	70,664	73,738
Construction in progress	2,028	834
	100,924	102,824
Less accumulated depreciation	71,742	73,763

Net property and equipment	29,182	29,061

Total assets	$596,152	$583,408

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
	2021	2022
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,408	$5,171
Accrued litigation settlement	11,830	11,774
Accrued and other current liabilities	12,025	11,671
Accrued environmental remediation and related costs	2,643	2,728
Payables to affiliates	691	682

Total current liabilities	30,597	32,026

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	90,297	89,814
Long-term litigation settlement	38,519	27,298
Deferred income taxes	44,056	44,794
Accrued pension costs	3,722	2,234
Other	3,490	3,195

Total noncurrent liabilities	180,584	167,835

Equity:
NL stockholders' equity:
Common stock	6,100	6,101
Additional paid-in capital	299,775	298,932
Retained earnings	297,351	309,920
Accumulated other comprehensive loss	(240,756)	(251,786)

Total NL stockholders' equity	362,470	363,167

Noncontrolling interest in subsidiary	22,501	20,380

Total equity	384,971	383,547

Total liabilities and equity	$596,152	$583,408

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(unaudited)
Net sales	$34,556	$42,864	$106,733	$126,589
Cost of sales	23,634	30,928	73,470	88,944

Gross margin	10,922	11,936	33,263	37,645

Selling, general and administrative expense	5,791	6,016	16,557	17,674
Corporate expense	2,847	2,704	7,563	8,680

Income from operations	2,284	3,216	9,143	11,291

Equity in earnings of Kronos Worldwide, Inc.	10,934	6,416	24,718	37,940

Other income (expense):
Interest and dividend income	387	1,081	1,250	1,957
Marketable equity securities	(1,198)	(24,171)	9,737	(4,300)
Other components of net periodic pension and OPEB cost	(196)	(223)	(463)	(669)
Interest expense	(299)	(251)	(896)	(745)

Income (loss) before income taxes	11,912	(13,932)	43,489	45,474

Income tax expense (benefit)	1,054	(5,576)	5,460	3,564

Net income (loss)	10,858	(8,356)	38,029	41,910
Noncontrolling interest in net income of subsidiary	545	548	1,762	2,005

Net income (loss) attributable to NL stockholders	$10,313	$(8,904)	$36,267	$39,905

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$.21	$(.18)	$.74	$.82

Weighted average shares used in the calculation of net income (loss) per share	48,803	48,816	48,795	48,809

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(unaudited)
Net income (loss)	$10,858	$(8,356)	$38,029	$41,910

Other comprehensive income (loss), net of tax:
Currency translation	(1,859)	(6,233)	(912)	(13,394)
Defined benefit pension plans	1,133	828	3,428	2,557
Other postretirement benefit plans	(65)	(62)	(200)	(193)

Total other comprehensive income (loss), net	(791)	(5,467)	2,316	(11,030)

Comprehensive income (loss)	10,067	(13,823)	40,345	30,880
Comprehensive income attributable to noncontrolling interest	545	548	1,762	2,005

Comprehensive income (loss) attributable to NL stockholders	$9,522	$(14,371)	$38,583	$28,875

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended September 30, 2021 and 2022 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at June 30, 2021	$6,100	$300,309	$277,974	$(248,082)	$22,274	$358,575
Net income	—	—	10,313	—	545	10,858
Other comprehensive loss, net of tax	—	—	—	(791)	—	(791)
Dividends paid - $.06 per share	—	—	(2,928)	—	—	(2,928)
Dividends paid to noncontrolling interest	—	—	—	—	(330)	(330)

Balance at September 30, 2021	$6,100	$300,309	$285,359	$(248,873)	$22,489	$365,384

Balance at June 30, 2022	$6,101	$298,932	$339,327	$(246,319)	$22,936	$420,977
Net income (loss)	—	—	(8,904)	—	548	(8,356)
Other comprehensive loss, net of tax	—	—	—	(5,467)	—	(5,467)
Dividends paid - $.42 per share	—	—	(20,503)	—	—	(20,503)
Dividends paid to noncontrolling interest	—	—	—	—	(3,104)	(3,104)

Balance at September 30, 2022	$6,101	$298,932	$309,920	$(251,786)	$20,380	$383,547

	Nine months ended September 30, 2021 and 2022 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2020	$6,098	$299,093	$257,875	$(251,189)	$23,472	$335,349
Net income	—	—	36,267	—	1,762	38,029
Other comprehensive income, net of tax	—	—	—	2,316	—	2,316
Issuance of NL common stock	2	99	—	—	—	101
Dividends paid - $.18 per share	—	—	(8,783)	—	—	(8,783)
Dividends paid to noncontrolling interest	—	—	—	—	(999)	(999)
Other, net	—	1,117	—	—	(1,746)	(629)

Balance at September 30, 2021	$6,100	$300,309	$285,359	$(248,873)	$22,489	$365,384

Balance at December 31, 2021	$6,100	$299,775	$297,351	$(240,756)	$22,501	$384,971
Net income	—	—	39,905	—	2,005	41,910
Other comprehensive loss, net of tax	—	—	—	(11,030)	—	(11,030)
Issuance of NL common stock	1	119	—	—	—	120
Dividends paid - $.56 per share	—	—	(27,336)	—	—	(27,336)
Dividends paid to noncontrolling interest	—	—	—	—	(3,916)	(3,916)
Other, net	—	(962)	—	—	(210)	(1,172)

Balance at September 30, 2022	$6,101	$298,932	$309,920	$(251,786)	$20,380	$383,547

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2021	2022

	(unaudited)
Cash flows from operating activities:
Net income	$38,029	$41,910
Depreciation and amortization	2,861	2,962
Deferred income taxes	5,414	3,336
Equity in earnings of Kronos Worldwide, Inc.	(24,718)	(37,940)
Dividends received from Kronos Worldwide, Inc.	19,017	20,074
Marketable equity securities	(9,737)	4,300
Noncash interest expense	878	722
Benefit plan expense less than cash funding	(435)	(127)
Other, net	80	(8)
Change in assets and liabilities:
Accounts and other receivables, net	(4,044)	(3,599)
Inventories, net	(5,417)	(7,846)
Prepaid expenses and other	(1,445)	(34)
Accounts payable and accrued liabilities	(10,060)	(10,552)
Income taxes	(5)	(22)
Accounts with affiliates	326	(33)
Accrued environmental remediation and related costs	(426)	(398)
Other noncurrent assets and liabilities, net	(54)	(12)

Net cash provided by operating activities	10,264	12,733

Cash flows from investing activities:
Capital expenditures	(2,266)	(3,008)
Note receivable from affiliate:
Collections	33,100	21,100
Loans	(25,400)	(17,100)
Other, net	—	281

Net cash provided by investing activities	5,434	1,273

Cash flows from financing activities:
Dividends paid	(8,783)	(27,336)
Subsidiary treasury stock acquired	(755)	(1,744)
Dividends paid to noncontrolling interests in subsidiary	(999)	(3,916)
Other, net	—	(14)

Net cash used in financing activities	(10,537)	(33,010)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	5,161	(19,004)
Balance at beginning of period	165,272	175,242

Balance at end of period	$170,433	$156,238

Supplemental disclosures - cash paid for:
Interest	$19	$23
Income taxes, net	38	281

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At September 30, 2022, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2022 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (Kronos). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the SEC on March 9, 2022 (the “2021 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2021 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2021) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended September 30, 2022 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2021 Consolidated Financial Statements contained in our 2021 Annual Report.

Cash dividends in 2022 include a $.35 per share special dividend.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	September 30,
	2021	2022

	(In thousands)
Trade receivables - CompX	$15,616	$19,237
Accrued insurance recoveries	43	—
Other receivables	20	52
Allowance for doubtful accounts	(70)	(70)
Total	$15,609	$19,219

Note 3 – Inventories, net:

	December 31,	September 30,
	2021	2022

	(In thousands)
Raw materials	$5,042	$7,392
Work in process	16,767	21,386
Finished products	3,833	4,559
Total	$25,642	$33,337

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

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	gain

		(In thousands)
December 31, 2021
Noncurrent assets
Valhi common stock	1	$34,435	$24,347	$10,088

September 30, 2022
Noncurrent assets
Valhi common stock	1	$30,135	$24,347	$5,788

At December 31, 2021 and September 30, 2022, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2021 and September 30, 2022, the quoted per share market price of Valhi common stock was $28.75 and $25.16, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2021 and September 30, 2022, we owned approximately 35.2 million shares of Kronos common stock. At September 30, 2022, the quoted market price of Kronos’ common stock was $9.34 per share, or an aggregate market value of $328.9 million. At December 31, 2021, the quoted market price was $15.01 per share, or an aggregate market value of $528.6 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2022 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$264.8
Equity in earnings of Kronos	37.9
Dividends received from Kronos	(20.1)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(16.9)
Defined benefit pension plans	2.0
Other	.6
Balance at the end of the period	$268.3

Selected financial information of Kronos is summarized below:

	December 31,	September 30,
	2021	2022

	(In millions)
Current assets	$1,258.0	$1,256.8
Property and equipment, net	503.4	444.7
Investment in TiO2 joint venture	101.9	110.4
Other noncurrent assets	149.5	131.0
Total assets	$2,012.8	$1,942.9

Current liabilities	$288.8	$330.2
Long-term debt	449.8	390.9
Accrued pension costs	287.4	245.7
Other noncurrent liabilities	116.6	97.2
Stockholders’ equity	870.2	878.9
Total liabilities and stockholders’ equity	$2,012.8	$1,942.9

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In millions)
Net sales	$499.8	$459.6	$1,443.4	$1,587.8
Cost of sales	376.8	375.6	1,115.7	1,234.0
Income from operations	57.3	30.8	135.1	179.3
Income tax expense	12.1	1.2	27.3	34.3
Net income	36.0	21.0	81.3	124.4

Note 6 – Other assets, net:

	December 31,	September 30,
	2021	2022

	(In thousands)
Pension asset	$1,356	$1,135
Other	1,397	1,415
Total	$2,753	$2,550

Note 7 – Accrued and other current liabilities:

	December 31,	September 30,
	2021	2022

	(In thousands)
Employee benefits	$10,345	$9,506
Other	1,680	2,165
Total	$12,025	$11,671

Note 8 – Long-term debt:

During the first nine months of 2022, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At September 30, 2022, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the nine months ended September 30, 2022 was 6.072%. The interest rate under this facility as of September 30, 2022 was 8.125%. We are in compliance with all covenants at September 30, 2022.

Note 9 – Other noncurrent liabilities:

	December 31,	September 30,
	2021	2022

	(In thousands)
Reserve for uncertain tax positions	$1,724	$1,515
OPEB	787	699
Insurance claims and expenses	632	617
Other	347	364
Total	$3,490	$3,195

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In thousands)
Net sales:
Security Products	$25,829	$28,493	$79,301	$86,911
Marine Components	8,727	14,371	27,432	39,678
Total	$34,556	$42,864	$106,733	$126,589

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In thousands)
Interest cost	$279	$297	$711	$891
Expected return on plan assets	(398)	(392)	(1,194)	(1,176)
Recognized actuarial losses	376	373	1,128	1,119
Total	$257	$278	$645	$834

We currently expect our 2022 contributions to our defined benefit pension plans to be approximately $1.2 million.

Note 12 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In millions)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$2.5	$(2.9)	$9.1	$9.6
Rate differences on equity in earnings of Kronos, net of dividends	(1.5)	(2.7)	(3.7)	(6.1)
U.S. state income taxes and other, net	.1	.1	.1	.1
Income tax expense (benefit)	$1.1	$(5.5)	$5.5	$3.6

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$1.1	$(5.5)	$5.5	$3.6
Additional paid-in capital	—	—	—	.1
Other comprehensive income:
Currency translation	(.5)	(1.7)	(.2)	(3.6)
Pension plans	.3	.2	.9	.7
Total	$.9	$(7.0)	$6.2	$.8

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $19.0 million in the first nine months of 2021 and $20.1 million in the first nine months of 2022. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings of Kronos.

On August 16, 2022, the Inflation Reduction Act was signed into law. Among other things, this legislation provides for a 15% corporate alternative minimum tax on certain large corporations, imposes a 1% excise tax on qualifying stock buybacks for transactions occurring after December 31, 2022 and provides for certain energy-related tax credits. We have evaluated the relevant provisions of the Act and do not expect them to have a material impact on our tax provision.

Note 13 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022

	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(168,628)	$(178,396)	$(169,575)	$(171,235)
Other comprehensive loss	(1,859)	(6,233)	(912)	(13,394)
Balance at end of period	$(170,487)	$(184,629)	$(170,487)	$(184,629)

Defined benefit pension plans:
Balance at beginning of period	$(78,409)	$(66,739)	$(80,704)	$(68,468)
Other comprehensive income - amortization of net losses included in net periodic pension cost	1,133	828	3,428	2,557
Balance at end of period	$(77,276)	$(65,911)	$(77,276)	$(65,911)

OPEB plans:
Balance at beginning of period	$(1,045)	$(1,184)	$(910)	$(1,053)
Other comprehensive loss - amortization of net gains included in net periodic OPEB cost	(65)	(62)	(200)	(193)
Balance at end of period	$(1,110)	$(1,246)	$(1,110)	$(1,246)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(248,082)	$(246,319)	$(251,189)	$(240,756)
Other comprehensive income (loss)	(791)	(5,467)	2,316	(11,030)
Balance at end of period	$(248,873)	$(251,786)	$(248,873)	$(251,786)

See Note 11 for amounts related to our defined benefit pension plans.

Other – During the second quarter of 2022, we purchased 2,000 shares of our common stock from Kronos for a nominal amount in a private transaction that was approved in advance by our independent directors. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.

During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million under prior repurchase authorizations. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of its affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. During the first quarter of 2021, CompX purchased 50,000 shares of its Class A common stock in a market transaction for approximately $.8 million. At September 30, 2022, 523,647 shares were available for purchase under CompX’s prior repurchase authorizations.

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we have three annual installment payments remaining ($12.0 million for the next two installments and $16.7 million for the final installment). Our final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us).  See Note 17 to our 2021 Annual Report.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2022 are as follows:

Amount
(In thousands)
Balance at the beginning of the period	$92,940
Additions charged to expense, net	433
Payments, net	(831)
Balance at the end of the period	$92,542

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$2,728
Noncurrent liability	89,814
Balance at the end of the period	$92,542

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At September 30, 2022, we had accrued approximately $93 million related to approximately 32 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $107 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2022, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Note 15 – Financial instruments and fair value measurements:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2021		September 30, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$175,242	$175,242	$156,238	$156,238

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products
●	The extent of the dependence of certain of our businesses on certain market sectors
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations)
●	Customer and producer inventory levels
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry)
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs
●	Changes in the availability of raw materials (such as ore)
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for Kronos’ TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19)
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime such as disruption in energy supplies, transportation interruptions, cyber-attacks and public health crises such as COVID-19)
●	Competitive products and substitute products
●	Price and product competition from low-cost manufacturing sources (such as China)

●	Customer and competitor strategies
●	Potential consolidation of Kronos’ competitors
●	Potential consolidation of Kronos’ customers
●	The impact of pricing and production decisions
●	Competitive technology positions
●	Our ability to protect or defend intellectual property rights
●	Potential difficulties in integrating future acquisitions
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems
●	The introduction of trade barriers or trade disputes
●	The impact of current or future government regulations (including employee healthcare benefit related regulations)
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies
●	Decisions to sell operating assets other than in the ordinary course of business
●	Kronos’ ability to renew or refinance credit facilities
●	Potential increases in interest rates
●	Our ability to maintain sufficient liquidity
●	The timing and amounts of insurance recoveries
●	The ability of our subsidiaries or affiliates to pay us dividends
●	Uncertainties associated with CompX’s development of new products and product features
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation at sites related to our former operations)
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental health and safety regulations such as those seeking to limit or classify TiO2 or its use
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters)
●	Possible future litigation.

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

Results of operations

Net income (loss) overview

Quarter ended September 30, 2022 compared to the quarter ended September 30, 2021

Our net loss attributable to NL stockholders was $8.9 million, or $.18 per share, in the third quarter of 2022 compared to net income attributable to NL stockholders of $10.3 million, or $.21 per share, in the third quarter of 2021.  As more fully described below, the decrease in our net income attributable to NL stockholders from 2021 to 2022 is primarily due to:

●	an unrealized loss in the relative value of marketable equity securities of $24.2 million in 2022 compared to a loss of $1.2 million in 2021;
●	equity in earnings of Kronos of $6.4 million in 2022 compared to $10.9 million in 2021; and
●	higher income from operations attributable to CompX of $6.0 million in 2022 compared to $5.1 million in 2021.

Our 2022 net loss per share attributable to NL stockholders includes income of $.01 per share related to Kronos’ business interruption insurance claim arising from Hurricane Laura in 2020.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Our net income attributable to NL stockholders was $39.9 million, or $.82 per share, in the first nine months of 2022 compared to net income attributable to NL stockholders of $36.3 million, or $.74 per share, in the first nine months of 2021. As more fully described below, the increase in our net income attributable to NL stockholders from 2021 to 2022 is primarily due to:

●	equity in earnings of Kronos of $37.9 million in 2022 compared to $24.7 million in 2021;
●	an unrealized loss in the relative value of marketable equity securities of $4.3 million in 2022 compared to an unrealized gain of $9.7 million in 2021; and
●	higher income from operations attributable to CompX in 2022 of $20.0 million compared to $16.7 million in 2021.

Our 2022 net loss per share attributable to NL stockholders includes income of $.01 per share related to Kronos’ business interruption insurance claim arising from Hurrincane Laura in 2020.

Income from operations

The following table shows the components of our income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
CompX	$5.1	$6.0	15%	$16.7	$20.0	20%
Corporate expense	(2.9)	(2.8)	(5)	(7.6)	(8.7)	15
Income from operations	$2.2	$3.2	41	$9.1	$11.3	23

Amounts attributable to CompX relate to its component products business, while corporate expense generally relates to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
Equity in earnings of Kronos	$10.9	$6.4	(41)%	$24.7	$37.9	53%
Marketable equity securities unrealized gain (loss)	(1.2)	(24.2)	1,918	9.7	(4.3)	(144)
Other components of net periodic pension and OPEB cost	(.1)	(.2)	14	(.4)	(.7)	44
Interest and dividend income	.4	1.1	179	1.3	2.0	57
Interest expense	(.3)	(.2)	(16)	(.9)	(.7)	(17)

CompX International Inc.

In the third quarter of 2022, CompX’s income from operations increased to $6.0 million compared to $5.1 million in the third quarter of 2021. The increase in income from operations in the third quarter of 2022 compared to 2021 is primarily due to higher Marine Components reporting unit sales, somewhat offset by higher Security Products reporting unit cost of sales. CompX’s income from operations for the first nine months of 2022 was $20.0 million compared to $16.7 million in the first nine months of 2021. The increase in income from operations in the first nine months of 2022 compared to 2021 is primarily due to higher Marine Components sales and to a lesser extent higher Security Products sales.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
Net sales	$34.5	$42.9	24%	$106.7	$126.6	19%
Cost of sales	23.6	30.9	31	73.4	88.9	21
Gross margin	10.9	12.0	9	33.3	37.7	13
Operating costs and expenses	5.8	6.0	4	16.6	17.7	7
Income from operations	$5.1	$6.0	15	$16.7	$20.0	20

Percentage of net sales:
Cost of sales	68%	72%		69%	70%
Gross margin	32	28		31	30
Operating costs and expenses	17	14		16	14
Income from operations	15	14		15	16

Net sales – Net sales increased $8.4 million and $19.9 million in the third quarter and for the first nine months of 2022, respectively, compared to the same periods in 2021 due to higher Marine Components sales primarily to the towboat market and, to a lesser extent, higher Security Products sales across a variety of markets.

Cost of sales and gross margin – Cost of sales as a percentage of sales increased 3.8% in the third quarter of 2022 and 1.5% for the first nine months of 2022 compared to the same periods in 2021. As a result, gross margin as a percentage of sales decreased over the same periods. Gross margin percentage decreased in the third quarter and for the first nine months of 2022 compared to the same periods in 2021 primarily due to lower gross margin at Security Products. Additionally, lower Marine Components gross margin in the first quarter of 2022 compared to the first quarter of 2021 unfavorably impacted gross margin for the nine-month comparative period. See discussion of reporting units below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses in the third quarter and the first nine months of 2022 were higher than the same periods in 2021 primarily due to higher salary and employment related costs which increased by $.2 million and $.7 million, respectively. Operating costs and expenses as a percentage of net sales decreased for the third quarter and the first nine months of 2022 due to the effect of higher sales.

Income from operations – As a percentage of net sales, income from operations declined in the third quarter of 2022 compared to the same period of 2021 due to the decline in gross margins primarily at Security Products noted above. For the first nine months of 2022 income from operations as a percentage of net sales increased compared to the same period of 2021 primarily due to higher income from operations percentages experienced during the first six months of the year. See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
Security Products:
Net sales	$25.8	$28.5	10%	$79.3	$86.9	10%
Cost of sales	17.0	20.2	19	53.4	59.6	12
Gross margin	8.8	8.3	(6)	25.9	27.3	6
Operating costs and expenses	3.3	3.4	3	9.0	9.7	7
Operating income	$5.5	$4.9	(11)	$16.9	$17.6	5

Gross margin	34%	29%		33%	31%
Operating income margin	21	17		21	20

Security Products – Security Products net sales increased 10% in each of the third quarter and first nine months of 2022 compared to the same periods last year. Relative to prior year, third quarter sales were $.7 million higher to the government security market, $.5 million higher to the office furniture market and $.4 million higher to the gas station security market. Relative to prior year, sales for the first nine months were $2.7 million higher to the government security market, $1.9 million higher to the office furniture market, $1.0 million higher to distributors and $.7 million higher to each of the gas station security and general cabinetry markets.

Gross margin as a percentage of net sales for the third quarter and the first nine months of 2022 decreased as compared to the same periods in 2021 primarily due to higher costs of sales as price increases and surcharges did not fully offset higher cost inventory sold during the third quarter. Operating income as a percentage of net sales decreased in the third quarter and the first nine months of 2022 compared to the same periods in 2021 primarily due to the factors impacting gross margin,  as well as increased operating costs and expenses resulting from higher salaries and benefits, partially offset by increased coverage of operating costs and expenses from higher sales.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
Marine Components:
Net sales	$8.7	$14.4	65%	$27.4	$39.7	45%
Cost of sales	6.6	10.7	62	20.0	29.3	46
Gross margin	2.1	3.7	72	7.4	10.4	40
Operating costs and expenses	.9	1.0	8	2.6	2.9	12
Operating income	$1.2	$2.7	116	$4.8	$7.5	55

Gross margin	25%	26%		27%	26%
Operating income margin	14	19		18	19

Marine Components – Marine Components net sales in the third quarter and first nine months of 2022 increased 65% and 45%, respectively, compared to the same periods in 2021. Relative to prior year, third quarter sales were $3.5 million higher to the towboat market, $.9 million higher to the industrial market and $.8 million higher to the engine builder market. Relative to prior year, sales for the first nine months were $9.2 million higher to the towboat market, $1.2 million higher to the industrial market and $1.1 million higher to the engine builder market.

As a percentage of net sales, gross margin and operating income for the third quarter of 2022 increased compared to the same period in 2021 due to increased sales as a result of increased sales volumes and surcharges, implemented to recover higher production costs, as well as increased coverage of cost of sales, operating costs and expenses from higher sales. For the first nine months of 2022, gross margin as a percentage of net sales decreased compared to the same period in 2021 as surcharges and increased coverage of fixed costs from higher sales were more than offset by higher cost of sales, most significantly in the first quarter of 2022, driven by higher raw material costs (primarily stainless steel and aluminum), higher shipping costs and increased labor costs. Operating income as a percentage of net sales for the first nine months of 2022 increased compared to the same period in 2021 due to increased coverage of operating costs and expenses from higher sales, partially offset by the factors impacting gross margin.

Outlook – During the first nine months of 2022, CompX has experienced strong demand at both its reporting units. CompX operated its manufacturing facilities at elevated production rates during the first half of the year in line with its demand. While labor markets continue to be competitive in each of the regions in which CompX operates and labor costs continue to rise, during the second quarter CompX was able to achieve more balanced staffing levels aligned with current and forecasted demand, particularly at its Marine Components reporting unit.

Thus far, the softening in demand that CompX’s Security Products reporting unit has experienced in the transportation market has been more than offset by continued strong demand in other markets, particularly the government security and office furniture market. CompX expects gross margins at Security Products to continue to be challenged for the remainder of the year as higher cost inventory continues to work its way through cost of sales. CompX’s Marine Components reporting unit demand remains strong and with the implementation of price increases for the new model year at the beginning of the third quarter, CompX expects to maintain gross margins comparable to 2021 at the reporting unit during the fourth quarter. Based on CompX’s strong performance through the first nine months, it expects to report increased net sales and operating income from both reporting units for the full year 2022 compared to 2021. Certain of CompX’s supply chains, particularly for commodity raw materials, have stabilized while other supply chains remain challenging, and current global and domestic supply chain disruptions continue to impact sourcing certain of raw materials and components (such as electronic components) due to increased lead times, shortages and transportation and logistics delays. Thus far, CompX has been able to manage through these disruptions with minimal impact on its operations. In addition, CompX is experiencing increased production costs including higher labor and shipping costs and, although prices for certain raw materials have begun to stabilize, costs of many of the raw materials it uses including zinc, brass, stainless steel and aluminum remain elevated above pre-pandemic levels. In response, CompX has implemented price increases and surcharges which have partially offset its increased production costs although, particularly at Security Products, CompX is increasingly unable to fully recover its cost increases. The extent to which future price increases and surcharges will mitigate rising costs is uncertain. CompX continues to take actions it believes will minimize supply related disruptions, manage inventory turnover, improve operating margins and maintain a safe working environment for its employees.

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

General corporate and other items

Corporate expense – Corporate expenses were $2.8 million in the third quarter of 2022, $.1 million lower than in the third quarter of 2021 primarily due to lower environmental remediation and related costs in 2022 somewhat offset by higher litigation fees and related costs.  Included in corporate expense in the third quarter of 2021 and 2022 are:

●	litigation fees and related costs of $.9 million in 2022 compared to $.6 million in 2021, and
●	environmental remediation and related benefit of $.1 million in 2022 compared to costs of $.4 million in 2021.

Corporate expenses were $8.7 million in the first nine months of 2022, $1.1 million higher than in the first nine months of 2021 primarily due to higher litigation fees and related costs.  Included in corporate expense in the first nine months of 2021 and 2022 are:

●	litigation fees and related costs of $2.7 million in 2022 compared to $1.4 million in 2021, and
●	environmental remediation and related costs of $.4 million in 2022 compared to $.6 million in 2021.

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

Overall, we currently expect that our net general corporate expenses in 2022 will be higher than 2021 primarily due to higher expected litigation fees and related costs.

Interest and dividend income – Interest and dividend income increased in the third quarter and in the first nine months of 2022 compared to the same periods of 2021 primarily due to higher average interest rates on invested balances.

Marketable equity securities – We recognized an unrealized loss of $24.2 million on the change in value of our marketable equity securities in the third quarter of 2022 compared to an unrealized loss of $1.2 million in the third quarter of 2021. We recognized an unrealized loss of $4.3 million on the change in value of our marketable equity securities in the first nine months of 2022 compared to an unrealized gain of $9.7 million in the first nine months of 2021.

Income tax expense – We recognized an income tax benefit of $5.5 million in the third quarter of 2022 compared to income tax expense of $1.1 million in the third quarter of 2021 and income tax expense of $3.6 million in the first nine months of 2022 compared to income tax expense of $5.5 million in the first nine months of 2021. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $19.0 million and $20.1 million in the first nine months of 2021 and 2022, respectively.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos was a 5.0% income tax expense in the first nine months of 2022 compared to a 6.1% income tax expense in the first nine months of 2021.  The decrease in our effective rate from 2021 to 2022 is primarily attributable to the increase in the Kronos dividends received in 2022. See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2022 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX for the third quarter of 2022 was comparable to the third quarter of 2021.  For the first nine months of 2022, noncontrolling interest in net income of CompX increased compared to the same prior year period. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2021	2022	Change	2021	2022	Change

	(In millions)			(In millions)
Net sales	$499.8	$459.6	(8)%	$1,443.4	$1,587.8	10%
Cost of sales	376.8	375.6	—	1,115.7	1,234.0	11
Gross margin	$123.0	$84.0		$327.7	$353.8

Income from operations	$57.3	$30.8	(46)%	$135.1	$179.3	33%
Interest and dividend income	—	1.4		.2	2.1
Marketable equity securities unrealized gain (loss)	(.1)	(2.9)		1.2	(.5)
Other components of net perioidic pension and OPEB cost	(4.3)	(2.9)		(12.9)	(9.2)
Interest expense	(4.8)	(4.2)		(15.0)	(13.0)
Income before income taxes	48.1	22.2		108.6	158.7
Income tax expense	12.1	1.2		27.3	34.3
Net income	$36.0	$21.0		$81.3	$124.4

Percentage of net sales:
Cost of sales	75%	82%		77%	78%
Income from operations	11	7		9	11

Equity in earnings of Kronos Worldwide, Inc.	$10.9	$6.4		$24.7	$37.9

TiO2 operating statistics:
Sales volumes*	142	113	(20)%	427	399	(7)%
Production volumes*	137	131	(5)	404	401	(1)

Change in TiO2 net sales:
TiO2 product pricing			21%			24%
TiO2 sales volumes			(20)			(7)
TiO2 product mix/other			(3)			(1)
Changes in currency exchange rates			(6)			(6)
Total			(8)%			10%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2022 with average TiO2 selling prices 16% higher than at the beginning of 2021 and Kronos’ average TiO2 selling prices increased 15% in the first nine months of 2022 in response to rising production costs. Overall sales volumes declined in the first nine months of 2022 compared to the first nine months of 2021 primarily due to demand contraction in Kronos’ European and export markets, particularly in the third quarter.

The following table shows Kronos’ capacity utilization rates during 2021 and 2022. Throughout most of 2021 and continuing into the first quarter of 2022, Kronos’ production facilities operated at full practical capacity. Kronos operated its production facilities at 96% of practical capacity utilization in the first nine months of 2022 compared to approximately 99% in the first nine months of 2021. During the third quarter of 2022, Kronos operated its facilities at approximately 93% of practical capacity primarily due to maintenance activities and alignment of production and inventory levels to anticipated near-term customer demand which reduced production rates.

1
	Production Capacity Utilization Rates
	2021	2022
First quarter	97%	100%
Second quarter	100%	95%
Third quarter	100%	93%

Due to significant increases in production costs (primarily energy and feedstock), Kronos’ cost of sales per metric ton of TiO2 sold in the third quarter and first nine months of 2022 was higher as compared to the comparable periods in 2021 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the third quarter of 2022 decreased 8%, or $40.2 million, compared to the third quarter of 2021 primarily due to the net effect of a 21% increase in average TiO2 selling prices (which increased net sales by approximately $105 million, a 20% decrease in sales volumes (which decreased net sales by approximately $100 million) and changes in currency exchange rates (primarily the euro) which Kronos estimates decreased its net sales by approximately $31 million. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 20% in the third quarter of 2022 as compared to the third quarter of 2021 primarily due to lower demand from its European customers which Kronos began experiencing towards the end of the second quarter and accelerated during the third quarter. Kronos also experienced lower sales volumes in its North American and export markets during the third quarter.

Kronos’ net sales in the first nine months of 2022 increased 10%, or $144.4 million, compared to the first nine months of 2021 primarily due to the net effect of a 24% increase in average TiO2 selling prices (which increased net sales by approximately $346 million) and a 7% decrease in sales volumes (which decreased net sales by $101 million). Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $83 million in the first nine months of 2022 as compared to the first nine months of 2021. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 7% in the first nine months of 2022 as compared to the first nine months of 2021 primarily due to lower demand from its European and export customers, with a significant portion of the decrease occurring in the third quarter.

Cost of sales and gross margin – Kronos’ cost of sales as a percentage of net sales increased to 82% in the third quarter of 2022 compared to 75% in the same period of 2021 primarily due to the net effects of higher production costs of approximately $91 million (primarily raw materials and energy), a 20% decrease in sales volumes and lower absorption of fixed costs due to a 5% decrease in production volumes.

Kronos’ gross margin as a percentage of net sales decreased to 18% in the third quarter of 2022 compared to 25% in the third quarter of 2021. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effects of higher production costs, lower production and sales volumes, higher average TiO2 selling prices and changes in currency exchange rates.

Kronos’ cost of sales increased $118.3 million, or 11%, in the first nine months of 2022 compared to the first nine months of 2021 primarily due to the net effects of higher production costs of approximately $250 million (including higher costs for raw materials and energy), a 7% decrease in sales volumes and the positive impact from changes in currency exchange rates. Kronos’ cost of sales as a percentage of net sales increased to 78% in the first nine months of 2022 compared to 77% in the same period of 2021 due to the impact of higher production costs, including higher raw material and energy costs partially offset by the favorable effects of higher average TiO2 selling prices.

Gross margin as a percentage of net sales decreased to 22% in the first nine months of 2022 compared to 23% in the first nine months of 2021. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effects of higher raw material and energy costs, higher average TiO2 selling prices, lower sales volumes, and changes in currency exchange rates.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense was comparable in the third quarters of 2022 and 2021 at approximately 13% of net sales. Kronos’ selling, general and administrative expense as a percentage of net sales decreased to 12% of net sales in the first nine months of 2022 compared to 13% in the first nine months of 2021, primarily due to the effects of higher net sales resulting from higher average TiO2 selling prices.

Income from operations – Kronos’ income from operations decreased by $26.5 million, or 46%, in the third quarter of 2022 compared to the third quarter of 2021. Kronos’ income from operations as a percentage of net sales decreased to 7% in the third quarter of 2022 from 11% in the same period of 2021 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $2.7 million in the third quarter of 2022 related to cash received from the settlement of a business interruption insurance claim. Kronos estimates changes in currency exchange rates increased income from operations by approximately $13 million in the third quarter of 2022 as compared to the same period in 2021, as discussed in the Effects of currency exchange rates section below.

Kronos’ income from operations increased by $44.2 million, or 33%, in the first nine months of 2022 compared to the first nine months of 2021. Kronos’ income from operations as a percentage of net sales increased to 11% in the first nine months of 2022 from 9% in the same period of 2021. This increase was driven by the effects of higher net sales on gross margin and selling, general and administrative expenses discussed above. Kronos recognized a gain of $2.7 million in the first nine months of 2022 related to cash received from the settlement of a business interruption insurance claim.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $21 million in the first nine months of 2022 as compared to the same period in 2021, as further discussed below.

Other non-operating income (expense) - Kronos recognized an unrealized loss of $2.9 million on the change in market price of its marketable equity securities in the third quarter of 2022 compared to a loss of $.1 million in the third quarter of 2021. Other components of net periodic pension and OPEB cost in the third quarter of 2022 decreased $1.4 million compared to the third quarter of 2021 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. Interest expense in the third quarter of 2022 decreased $.6 million compared to the third quarter of 2021 primarily due to the effects of the strengthening of the U.S. dollar relative to the euro (see discussion in the Effects of currency exchange rates section below).

Kronos recognized an unrealized loss of $.5 million on the change in market price of its marketable equity securities in the first nine months of 2022 and an unrealized gain of $1.2 million in the first nine months of 2021. Other components of net periodic pension and OPEB cost in the first nine months of 2022 decreased $3.7 million compared to the first nine months of 2021 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. Interest expense in the first nine months of 2022 decreased $2.0 million compared to the first nine months of 2021 due to fees associated with the refinancing of Kronos’ revolving credit facility in the second quarter of 2021 and the effects of changes in currency exchange rates.

Income tax expense - Kronos recognized income tax expense of $1.2 million in the third quarter of 2022 compared to income tax expense of $12.1 million in the third quarter of 2021. The difference is primarily due to lower earnings in the third quarter of 2022 and the jurisdictional mix of such earnings. Kronos recognized income tax expense of $34.3 million in the first nine months of 2022 compared to income tax expense of $27.3 million in the first nine months of 2021. The difference is primarily due to higher earnings in 2022 and the jurisdictional mix of such earnings. Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the impact of the reversal of a portion of its deferred income tax asset valuation allowance, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates
Three months ended September 30, 2022 vs September 30, 2021
				Translation
				gains (losses)-	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(31)	$(31)
Income from operations	1	7	6	7	13

The $31 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations is denominated in the U.S. dollar.

The $13 million increase in income from operations was comprised of the following:

•	Higher net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and
•	Approximately $7 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2022 as compared to 2021. Net currency translation gains and losses caused by a strengthening of the U.S. dollar relative to the euro had minimal impact on translation gains and losses in 2022 as compared to 2021.

Impact of changes in currency exchange rates
Nine months ended September 30, 2022 vs September 30, 2021
				Translation
				gains (losses)-	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(83)	$(83)
Income from operations	1	17	16	5	21

The $83 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations is denominated in the U.S. dollar.

The $21 million increase in income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $16 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and
●	Approximately $5 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2022 as compared to 2021, partially offset by net currency translation losses primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects of euro-denominated operating costs being translated into fewer U.S. dollars in 2022 as compared to 2021.

Outlook

As previously reported, late in the second quarter Kronos began to experience some decline in demand in residential architectural coatings markets in certain areas of Europe and the export markets. Late in the third quarter, the demand weakness in Europe and the export markets began to rapidly accelerate as many of Kronos’ customers in those regions reduced their production rates in response to economic conditions and geopolitical uncertainties. In the third quarter, demand in the North American and Latin American markets remained relatively stable, although recently Kronos has begun to see some softening in demand mainly in the architectural coatings market.

In addition, Kronos continues to experience rising costs led by natural gas, electricity, and certain key raw materials. Feedstock costs increased significantly during the first nine months of the year, but Kronos expects these costs to moderate going forward. Kronos expects its sales volumes and operating results in the near term will be adversely impacted by the effects of reduced demand and increased costs.

In response to the decline in demand coupled with increased production costs, particularly in Europe, Kronos has implemented production curtailments at two of its European facilities during the fourth quarter. Kronos will continue to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly. The long-term outlook for Kronos’ industry remains very positive, and the steps Kronos is taking in the near term are intended to preserve its global market share and position its business to profitably grow in the future.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside Kronos’ control. As noted above, Kronos has experienced global market disruptions including high energy costs and availability concerns and future impacts on its operations will depend on, among other things, future energy costs and availability and the impact economic conditions and geopolitical events have on Kronos’ operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $12.7 million in the first nine months of 2022 compared to $10.3 million in the first nine months of 2021. The increase in cash provided by operating activities in the first nine months of 2022 includes the net effects of:

●	higher income from operations from CompX in 2022 of $3.3 million; and
●	higher net cash used for relative changes in receivables, inventories, payables and accrued liabilities in 2022 of $1.4 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended
	September 30,
	2021	2022

	(In millions)
Net cash provided by operating activities:
CompX	$8.1	$8.1
NL Parent and wholly-owned subsidiaries	8.7	31.5
Eliminations	(6.5)	(26.9)
Total	$10.3	$12.7

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding decreased from December 31, 2021 to September 30, 2022 primarily as a result of relative changes in the timing of sales relative to the end of the quarter. Total average number of days in inventory increased from December 31, 2021 to September 30, 2022 due to increased inventories of certain components and raw materials that had longer lead times or for which CompX has experienced availability issues and from the timing of sales relative to the end of the quarter, primarily at CompX’s Security Products reporting unit. For comparative purposes, we have provided December 31, 2020 and September 30, 2021 numbers below.

	December 31,	September 30,	December 31,	September 30,
	2020	2021	2021	2022
Days sales outstanding	33 days	40 days	42 days	41 days
Days in inventory	75 days	91 days	96 days	98 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $3.0 million in the first nine months of 2022 compared to $2.3 million in the first nine months of 2021. During the first nine months of 2022, Valhi repaid a net $4.0 million under the promissory note ($17.1 million of gross borrowings and $21.1 million of gross repayments). During the first nine months of 2021, Valhi repaid a net $7.7 million under the promissory note ($25.4 million of gross borrowings and $33.1 million of gross repayments).

Financing activities

In the first nine months of 2021, we paid dividends aggregating $8.8 million. In each of February, May and August 2022, our board of directors declared a quarterly dividend of $.07 per share. Additionally, our board of directors declared a special dividend of $.35 per share that we paid on August 31, 2022. In the first nine months of 2022, we paid dividends aggregating $27.3 million. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first nine months of each of 2021 and 2022 also include CompX dividends paid to its stockholders other than us. During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock (8,900 shares from affiliates in two private transactions, and 70,000 shares in a single market transaction) for an aggregate purchase price of $1.7 million. During the first quarter of 2021, CompX acquired 50,000 shares of its Class A common stock in a market transaction for $.8 million. See Note 13 to our Condensed Consolidated Financial Statements.

Outstanding debt obligations

At September 30, 2022, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at September 30, 2022. See Note 8 to our Condensed Consolidated Financial Statements.

Kronos has no outstanding borrowings on its global revolving credit facility (Global Revolver) at September 30, 2022 and approximately $207 million was available for borrowings thereunder. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos was in compliance with all of its debt covenants at September 30, 2022. Kronos believes it will be able to maintain compliance with the financial covenants contained in its credit facilitiy through its maturity.

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

At September 30, 2022, we had aggregate cash, cash equivalents and restricted cash of $156.2 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$53.3
NL Parent and wholly-owned subsidiaries	102.9
Total	$156.2

In addition, at September 30, 2022 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $30.1 million. See Note 4 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at September 30, 2022 with an aggregate market value of $328.9 million. See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2023) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At September 30, 2022, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at September 30, 2022 totaled $.5 million. CompX expects to spend $4.7 million during 2022 on capital investments. Beginning in the third quarter and through the remainder of the year, investments are expected to be limited primarily to those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At September 30, 2022, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2022, based on the number of shares of common stock of these affiliates we own as of September 30, 2022 and their current regular quarterly dividend rate, is presented in the table below. In this regard, in February 2022 Kronos increased its regular quarterly dividend from $.18 per share to $.19 per share and in March 2022 CompX increased its regular quarterly dividend from $.20 per share to $.25 per share, beginning in both cases with dividends paid in March 2022.

	Shares held	Quarterly	Annual expected
	September 30, 2022	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.19	$26.8
CompX (1)	10.8	.25	10.8
Valhi	1.2	.08	.4
Total expected annual dividends			$38.0

(1)	CompX’s board of directors declared a special dividend on its Class A common stock of $1.75 per share that was paid on August 30, 2022. We received $18.8 million from this dividend which is not included in the table above because it is not expected to be recurring.

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

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2021 Annual Report, and we refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure about Market Risk” in our 2021 Annual Report. See also Note 15 to our Condensed Consolidated Financial Statements.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, our March 31, 2022 and our June 30, 2022 Quarterly Reports on Form 10-Q and our 2021 Annual Report for descriptions of certain legal proceedings.

California Department of Toxic Substances v. NL Industries, Inc., et al. In October 2022, the trial court issued an order finding that NL and the other defendants are not liable for lead contamination in residential neighborhoods surrounding, but at a distance from, the former secondary lead smelter. The case will continue with regard to the former smelter property and an adjacent industrial area.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report.

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

NL INDUSTRIES, INC.
(Registrant)

Date: November 2, 2022	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: November 2, 2022	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)