Form 10-K
period 2022-12-31
NL INDUSTRIES INC
filed 2023-03-08
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the 8.4 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2022 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $83.2 million.

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on February 28, 2023:  48,815,734.

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

Organization

At December 31, 2022, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw material (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for Kronos’ TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks and public health crises such as COVID-19);
●	Competitive products and substitute products;
●	Price and product competition from low-cost manufacturing sources (such as China);
●	Customer and competitor strategies;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	The introduction of trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities;
●	Increases in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;
●	Uncertainties associated with CompX’s development of new products and product features;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Possible future litigation.

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

Component Products CompX International Inc. - 87% owned at December 31, 2022

CompX manufactures engineered components that are sold to a variety of industries including postal, recreational transportation (including boats), office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment. CompX has three production facilities in the United States.

Chemicals Kronos Worldwide, Inc. - 31% owned at December 31, 2022

Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, cosmetics, pharmaceuticals and other industrial and consumer “quality-of-life” products. Kronos has production facilities in Europe and North America. Sales of its core TiO2 pigments represented about 92% of Kronos’ net sales in 2022, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

Industry overview - Through our majority-owned subsidiary, CompX, we manufacture engineered components utilized in a variety of applications and industries. CompX manufactures mechanical and electrical cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage and healthcare applications. CompX also manufactures wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries. CompX continuously seeks to diversify into new markets and identify new applications and features for its products, which it believes provide a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, operations and products - CompX’s Security Products business manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including mailboxes, ignition systems, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. CompX’s Security Products business has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with its Marine Components business. CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

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

CompX’s Marine Components business manufactures and distributes wake enhancement systems, stainless steel exhaust components, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats (tow boats) and performance boats. CompX’s Marine Components business has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products. CompX’s specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	wake enhancement devices, trim tabs, steering wheels and billet aluminum accessories;
●	dash panels, LED indicators and wire harnesses; and
●	grab handles, pin cleats and other accessories.

The following table sets forth the location, size and business operations for each of CompX’s principal operating facilities at December 31, 2022:

	Business		Size
Facility Name	Operations	Location	(square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000

SP – Security Products business

MC – Marine Components business

(1)	ISO-9001 registered facilities

CompX believes all of its facilities are well maintained and satisfactory for their intended purposes.

Raw materials - The primary raw materials used in CompX’s manufacturing processes are:

●	Security Products - zinc and brass (for the manufacture of locking mechanisms).
●	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 17% of our total cost of sales for 2022. Total material costs, including purchased components, represented approximately 47% of our cost of sales in 2022.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times CompX may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. Prices for the primary commodity-related raw materials used in the manufacture of CompX’s locking mechanisms, primarily zinc and brass, generally increased throughout 2021 and the first half of 2022. Prices began to stabilize in the latter half of 2022, although at elevated levels. The prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, experienced significant volatility during 2021 and 2022. Based on current economic conditions, CompX expects the prices for zinc, brass, stainless steel and other manufacturing materials in 2023 to be relatively stable, although at the elevated levels it experienced in the second half of 2022. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions. In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by its products. Consequently, overall operating margins can be affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks - CompX holds a number of patents relating to its component products, certain of which it believes to be important to CompX and its continuing business activity. Patents generally have a term of 20 years and CompX’s patents have remaining terms ranging from one year to 18 years at December 31, 2022.

CompX’s major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™	Lockview®	CompX Marine®
National Cabinet Lock®	System 64®	Custom Marine®
Fort Lock®	SlamCAM®	Livorsi® Marine
Timberline® Lock®	RegulatoR®	Livorsi II® Marine
Chicago Lock®	CompXpress®	CMI Industrial®
STOCK LOCKS®	GEM®	Custom Marine® Stainless Exhaust
KeSet®	Turbine™	The #1 Choice in Performance Boating®
TuBar®	NARC iD®	Mega Rim®
StealthLock®	NARC®	Race Rim®
ACE®	ecoForce®	Vantage View®
ACE® II	Pearl®	GEN-X®
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

CompX sells to a diverse customer base with only two customers representing 10% or more of its sales in 2022 (United States Postal Service representing 14% and Malibu Boats, LLC representing 12%). CompX’s largest ten customers accounted for approximately 52% of its sales in 2022.

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

TiO2 is a white inorganic pigment used in a wide range of products for its exceptional durability and its ability to impart whiteness, brightness and opacity. TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals. TiO2 is widely considered to be superior to alternative white pigments in large part due to its hiding power (or opacity), which is the ability to cover or mask other materials effectively and efficiently. TiO2 is designed, marketed and sold based on specific end-use applications.

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating, giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Although there are other white pigments on the market, Kronos believes there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets. However, these products are not able to duplicate the opacity performance characteristics of TiO2 and Kronos believes these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. Kronos believes that Western Europe and North America currently each account for approximately 16% of global TiO2 consumption. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and Kronos believes these are significant markets which will continue to grow as economies in these regions develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets - Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years. Kronos believes it is the largest TiO2 producer in Europe with 45% of its 2022 sales volumes attributable to markets in Europe. The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2020	2021	2022
Europe	17%	15%	14%
North America	18%	17%	17%

Kronos believes it is the leading seller of TiO2 in several countries, including Germany. Overall, Kronos is one of the top five producers of TiO2 in the world, with an estimated 7% share of worldwide TiO2 sales volume in 2022.

Kronos offers its customers a broad portfolio of products that include over 40 different TiO2  pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to its customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of Kronos’ core TiO2 pigments represented approximately 92% of its net sales in 2022. Kronos and its agents and distributors primarily sell products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2022:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	45%	Coatings	50%
North America	39%	Plastics	29%
Asia Pacific	9%	Paper	8%
Rest of World	7%	Other	13%

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

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 8% of its net sales in 2022:

●	Kronos owns and operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. Kronos supplies ilmenite to its sulfate plants in Europe. Kronos also sells ilmenite ore to third parties, some of whom are its competitors. Kronos also sells an ilmenite-based specialty product to the oil and gas industry. The mine has estimated ilmenite reserves that are expected to last at least 50 years.
●	Kronos manufactures and sells iron-based chemicals, which are co-products and processed co-products of sulfate and chloride process TiO2 pigment production. These co-product chemicals are marketed through its Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.
●	Kronos manufactures and sells other specialty chemicals, which are side-stream products from the production of TiO2. These specialty chemicals are used in applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices and natural gas pipe and other specialty applications.

Manufacturing, operations and properties - Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2022, chloride process production facilities represented approximately 45% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

Kronos produced 517,000, 545,000, and 492,000 metric tons of TiO2 in 2020, 2021 and 2022, respectively. Kronos’ production volumes include its share of the output produced by its TiO2 manufacturing joint venture discussed below. Kronos’ average production capacity utilization rates were approximately 92% in 2020, full practical capacity in 2021 and 89% in 2022. Kronos’ production rates in 2020 were impacted by the COVID-19 pandemic (primarily in the third quarter). In the fourth quarter of 2022 Kronos adjusted production levels to correspond with reduced customer demand in its European and export markets resulting from challenging economic conditions and geopolitical uncertainties.

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

As part of Kronos’ long-term strategy to increase chloride process production, Kronos phased-out sulfate production at its Leverkusen facility during 2020.  Kronos’ chloride process production and remaining sulfate production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs with only moderate capital expenditures. Kronos operated its facilities at reduced capacities in the fourth quarter of 2022 and into 2023.  Based on current assumptions about market performance and demand, Kronos expects to operate its TiO2 plants at 80% to 90% capacity in the first half of 2023 and near full practical capacity levels by the second half of 2023.

The following table presents the division of Kronos’ expected 2023 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	32%	—%
Nordenham, Germany	TiO2 production, sulfate process, co-products	—	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	15	—
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	7
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	17	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	15	—
Total		79%	21%

(1)	The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. Kronos owns the Leverkusen facility, which represents about one-third of Kronos’ current TiO2 production capacity, but Kronos leases the land under the facility from Bayer under a long-term agreement which expires in 2050. Lease payments are periodically negotiated with Bayer for periods of at least two years at a time. A majority-owned subsidiary of Bayer provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	Kronos operates the facility near Lake Charles through a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which it is entitled. The joint venture owns the land and facility.

Kronos owns the land underlying all of its principal production facilities unless otherwise indicated in the table above.

Kronos also operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. In addition, Kronos operates a rutile slurry manufacturing plant near Lake Charles, Louisiana, which converts dry pigment primarily manufactured for Kronos at the Lake Charles TiO2 facility into a slurry form that is then shipped to customers.

Kronos has corporate and administrative offices located in the U.S., Germany, Norway, Canada, Belgium, and France.

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

Raw materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or chlorine slag), chlorine and petroleum coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Sierra Leone, Canada and India. Kronos purchases feedstock for its chloride process TiO2 from the following primary suppliers for certain contractually specified volumes for delivery extending, in some cases, through 2026:

Supplier	Product	Renewal Terms
Rio Tinto Iron and Titanium Ltd	Chloride process grade slag	Auto-renews bi-annually
Rio Tinto Iron and Titanium Ltd	Upgraded slag	Auto-renews annually
Eramet SA	Chloride process grade slag	Renewal terms upon negotiations
Sierra Rutile Limited	Rutile ore	Renewal terms upon negotiations
Iluka Resources Limited	Rutile ore	Renewal terms upon negotiations
Saraf Agencies Private Limited	Chloride process grade slag	Renewal terms upon negotiations

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

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates a rock ilmenite mine in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2022. Kronos expects ilmenite production from its mine to meet its European sulfate process feedstock requirements for the foreseeable future. For Kronos’ Canadian sulfate process plant, it purchases sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice. Kronos expects the raw materials purchased under this contract, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase or specify a range of quantities within which it is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2022.

Raw materials
Production process/raw material	procured or mined
(In thousands of
metric tons)
Chloride process plants -
Purchased slag or rutile ore	488
Sulfate process plants:
Ilmenite ore mined and used internally	220
Purchased slag	20

Sales and marketing - Kronos’ marketing strategy is aimed at developing and maintaining strong relationships with new and existing customers. Because TiO2 represents a significant input cost for its customers, the purchasing decisions are often made by its customers’ senior management. Kronos works to maintain close relationships with the key decision makers through in-depth and frequent contact. Kronos endeavors to extend these commercial and technical relationships to multiple levels within its customers’ organizations using its direct sales force and technical service group to accomplish this objective. Kronos believes this helps build customer loyalty and strengthens its competitive position. Close cooperation and strong customer relationships enable Kronos to stay closely attuned to trends in its customers’ businesses. Where appropriate, Kronos works in conjunction with its customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades. Kronos also focuses its sales and marketing efforts on those geographic and end-use market segments where it believes it can realize higher selling prices. This focus includes continuously reviewing and optimizing its customer and product portfolios.

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

Kronos sells a majority of its products through its direct sales force operating in Europe and North America. Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas. In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents. Kronos’ agents do not sell any TiO2 products other than KRONOS® branded products. In North America, Kronos’ sales are made primarily through its direct sales force and supported by a network of distributors. Kronos has increased its marketing efforts over the last several years in export markets and Kronos’ sales are now made through its direct sales force, sales agents and distributors. In addition to Kronos’ direct sales force and sales agents, many of its sales agents also act as distributors to service its customers in all regions. Kronos offers customer and technical service to customers who purchase its products through distributors as well as to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base with only one customer representing 10% or more of its net sales in 2022 (Behr Process Corporation – 10%). Kronos’ largest ten customers accounted for approximately 33% of net sales in 2022.

Neither Kronos’ business as a whole nor any of its principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring to meet demand during the spring and summer painting seasons. With certain exceptions, such as during the third quarter of 2020 as a result of the COVID-19 pandemic, and during the fourth quarter of 2022 as a result of reduced customer demand and unprecedently high energy costs, Kronos has historically operated its production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize its per-unit production costs. As a result, Kronos normally builds inventories during the first and fourth quarters of each year in order to maximize its product availability during the higher demand periods normally experienced in the second and third quarters.

Competition - The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of its product grades. Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from its competitors’ products. During 2022, Kronos had an estimated 7% share of worldwide TiO2 sales volume, and based on sales volume Kronos believes it is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, Tronox Incorporated, LB Group Co. Ltd. and Venator Materials PLC. The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows Kronos’ estimate of worldwide production capacity in 2022:

Worldwide production capacity – 2022
Chemours	15%
Tronox	12%
LB Group Co.Ltd.	11%
Venator	7%
Kronos	7%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. LB Group. Ltd. previously announced it plans to add an additional 200,000 tons of chloride capacity which we expect will be added incrementally over the next several years.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity. Therefore, over the past ten years, Kronos and its competitors increased industry capacity through debottlenecking projects, although this increase only partly compensated for the shut-down of various TiO2 plants throughout the world. Although overall industry demand is expected to increase in 2023, other than through debottlenecking projects and the LB Group Co. Ltd. expansion mentioned above, Kronos does not expect any significant efforts will be undertaken by Kronos or its principal competitors to further increase capacity and Kronos believes it is unlikely any new TiO2  plants will be constructed in Europe or North America for the foreseeable future. If actual developments differ from Kronos’ expectations, the TiO2 industry’s and Kronos’ performance could be unfavorably affected.

Research and development - Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new products and applications. Kronos’ expenditures for these activities were approximately $16 million in 2020, $17 million in 2021 and $15 million in 2022. Kronos expects to spend approximately $17 million on research and development in 2023.

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

Trademarks and trade secrets – Kronos trademarks, including KRONOS®, are covered by issued and/or pending registrations, including in Canada and the United States. Kronos protects the trademarks it uses in connection with the products it manufactures and sells and has developed goodwill in connection with its long-term use of its trademarks. Kronos conducts research activities in secret and it protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security. Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Kronos’ proprietary chloride production process is an important part of its technology and Kronos’ business could be harmed if it fails to maintain confidentiality of its trade secrets used in this technology.

Regulatory and environmental matters - Kronos’ operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of its employees. Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos’ policy is to comply with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance and overall sustainability. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect its operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect its consolidated financial position and results of operations or liquidity. During 2021, Kronos was notified by government authorities in Norway that the classification of a dam at its mine facilities was changed to the highest level for Norwegian classification of dam structures. As a result, its mine operations are subject to a higher degree of oversight and regulation than existed prior to this change in classification, and Kronos has increased its capital expenditures to adapt to the higher classification standards.

Kronos has a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through its KRONOS ecochem® products. Annually Kronos updates and publishes its Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all its employees and shared publicly via its website. Kronos has implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, Kronos is focused on energy efficiency at all production locations. Three of its five production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place. These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption and associated Greenhouse Gas (GHG) emissions or enhance efficiency. When possible, Kronos looks for opportunities to partner with local government authorities through grant opportunities to reduce energy consumption and associated GHG emissions. Kronos also actively manages potential water-related risks, including flooding and water shortages. Kronos’ manufacturing facilities are strategically located adjacent to sources of water, which it uses for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

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

On October 1, 2021, EU Regulation No. 1272/2008 classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation went into force. Kronos’ dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels. On November 23, 2022 the Court of Justice of the European Union annulled the classification of TiO2 as a suspected carcinogen in its entirety.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $17.6 million in 2022 and are currently expected to be approximately $20 million in 2023.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

Through our subsidiaries and affiliates, we seek to operate our businesses in line with sound ESG principles that include corporate governance, social responsibility, sustainability, and cybersecurity. We believe ESG means conducting operations with high standards of environmental and social responsibility, practicing exemplary ethical standards, focusing on safety as a top priority, respecting human rights and supporting our local communities, and continuously developing our employees. At their facilities, Kronos and CompX undertake various environmental sustainability programs, and promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which each operates. Each of Kronos’ and CompX’s locations maintain site-specific safety programs and disaster response and business continuity plans. All manufacturing facilities have detailed, site-specific emergency response procedures Kronos and CompX believe adequately address regulatory compliance, vulnerability to potential hazards, emergency response and action plans, employee training, alarms and warning systems and crisis communication.

At a corporate level, Kronos and CompX engage in periodic reviews of their cybersecurity programs, including cybersecurity risk and threats. Cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility and availability of company data stored, processed, or transferred. We periodically update our board of directors on cyber-related risks and cybersecurity programs.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our Board established share ownership guidelines for our non-management directors.

Kronos has taken steps to integrate ESG considerations into operating decisions with other critical business factors.  Kronos biennially publishes an ESG Report, which is available on its public website. The primary purpose of its ESG Report is to describe Kronos’ policies and programs in the area of ESG, including certain internal metrics and benchmarks related to various aspects of ESG.  Kronos voluntarily developed these internal metrics and benchmarks, which Kronos uses to identify progress and opportunities for improvement.  These metrics are not intended to be directly comparable to similar metrics utilized by other companies to track ESG performance, as the standards, methodologies and assumptions used to determine these metrics vary by company and jurisdiction.

HUMAN CAPITAL RESOURCES

Employees - We operate through our subsidiaries and affiliate and through our intercorporate services agreement with Contran (see Note 15 to our Consolidated Financial Statements). We have no direct employees. Our operating results depend in part on Kronos’ and CompX’s ability to successfully manage their human capital resources, including attracting, identifying and retaining key talent. Kronos and CompX each have a well-trained labor force with a substantial number of long-tenured employees. Kronos and CompX provide competitive compensation and benefits to their employees, some of which for Kronos are offered under collective bargaining agreements. In addition to salaries, these programs, which vary by country/region, can include annual bonuses, a defined benefit pension plan (for Kronos), a defined contribution plan with employer matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance.

As of December 31, 2022, CompX employed 609 people, all in the United States.

As of December 31, 2022, Kronos employed the following number of people:

Europe	1,841
Canada	369
United States (1)	56
Total	2,266
(1)Excludes employees of Kronos’ LPC joint venture.

CompX believes its labor relations are good at all of its facilities. Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2022, approximately 88% of Kronos’ worldwide workforce is organized under collective bargaining agreements. Kronos did not experience any work stoppages during 2022, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect its business, results of operations, financial position or liquidity.

Health and safety – Kronos and CompX believe protecting the health and safety of their workforce, customers, business partners and the natural environment are core values. Kronos and CompX are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. Kronos and CompX conduct their businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. Kronos and CompX expect their manufacturing facilities to produce products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and people and have established global policies designed to promote such compliance. Kronos and CompX require employees to comply with such requirements. Kronos and CompX provide their workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of Kronos’ and CompX’s operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year.

CompX uses lost time incidents as a key measure of worker safety. CompX defines lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. CompX had lost time incidents of nil in 2020, one in 2021, and three in 2022.

Kronos monitors conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which it operates. With this data Kronos calculates incident frequency rates to assess the quality of its safety performance. Kronos also tracks overall safety performance at the global level.  Each Kronos operating location is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, Kronos collects the location specific information and applies a U.S.-based injury rate calculation to arrive at a global total frequency rate, which is expressed as the number of incidents at its operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Kronos’ global total frequency rate was 1.61 in 2020 (1.54 of the aggregate represents employees only), 1.08 in 2021(0.90 of the aggregate represents employees only) and 1.01 in 2022 (0.86 of the aggregate represents employees only).

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

OTHER

In addition to our 87% ownership of CompX and our 31% ownership of Kronos at December 31, 2022, we also hold certain marketable securities and other investments. See Note 5 to our Consolidated Financial Statements.

Regulatory and environmental matters - We discuss regulatory and environmental matters in the respective business sections contained elsewhere herein and in Item 3 - “Legal Proceedings.” In addition, the information included in Note 16 to our Consolidated Financial Statements under the captions “Lead pigment litigation” and “Environmental matters and litigation” is incorporated herein by reference.

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

We and other entities that may be affiliated with Contran routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies that provide strategic opportunities and synergies or that we perceive to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to our current businesses. In some instances, we have actively managed the businesses acquired with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets. In other instances, we have disposed of the acquired interest in a company prior to gaining control. We intend to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing our indebtedness.

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

Kronos’ sales and profitability are largely dependent on the TiO2 industry. In 2022, 92% of Kronos’ sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for Kronos’ products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which its facilities are located. Titanium-containing feedstocks suitable for use in Kronos’ TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which Kronos purchases or mines its raw material supplies could adversely affect raw material availability. If Kronos or Kronos’ worldwide vendors are unable to meet their planned or contractual obligations and Kronos was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels. Kronos experienced increases in feedstock costs in 2021 and 2022, and Kronos expects feedstock costs to continue to increase in 2023. Kronos may also experience higher operating costs such as energy costs, which could affect its profitability. Kronos may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels, which could reduce its earnings and decrease its liquidity.

Kronos has supply contracts that provide for its TiO2 feedstock requirements that currently expire in 2023 and one contract that extends through 2026. While Kronos believes it will be able to renew these contracts, Kronos does not know if it will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Kronos’ current agreements (including those entered into through February 2023) require it to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $1.0 billion beginning in 2023 and extending through 2026. In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $84 million at December 31, 2022. Kronos’ commitments under these contracts could adversely affect our financial results if Kronos significantly reduces its production and was unable to modify the contractual commitments.

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

Kronos has a significant amount of debt, primarily related to its Senior Notes issued in September 2017. As of December 31, 2022, Kronos’ total consolidated debt was approximately $425 million. Kronos’ level of debt could have important consequences to its stockholders and creditors, including:

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

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts, as discussed above) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $689 million in 2023. Kronos’ ability to make payments on and refinance its debt and to fund planned capital expenditures depends on its ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. In addition, Kronos’ ability to borrow funds under its revolving credit facility in the future, in some instances, will depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

If Kronos’ or CompX’s intellectual property were to be declared invalid, or copied by or become known to competitors, or if Kronos’ or CompX’s competitors were to develop similar or superior intellectual property or technology, their ability to compete could be adversely impacted.

Protection of intellectual property rights, including patents, trade secrets, confidential information, trademarks and tradenames, is important to Kronos’ and CompX’s businesses and their competitive positions. Kronos and CompX endeavor to protect their intellectual property rights in key jurisdictions in which their products are produced or used and in jurisdictions into which their products are imported. However, Kronos and CompX may be unable to obtain protection for their intellectual property in key jurisdictions. Although Kronos and CompX have applied for numerous patents and trademarks throughout the world, they may have to rely on judicial enforcement of their patents and other proprietary rights. Kronos’ and CompX’s patents and other intellectual property rights may be challenged, invalidated, circumvented and rendered unenforceable or otherwise compromised. A failure to protect, defend or enforce intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against Kronos and Compx and their customers and distributors alleging their products infringe upon third-party intellectual property rights.

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

Environmental, health and safety laws and regulations, particularly as they relate to Kronos, may result in increased regulatory scrutiny which could decrease demand for Kronos’ products, increase Kronos’ manufacturing and compliance costs or obligations and result in unanticipated losses which could negatively impact its financial results or limit its ability to operate its business.

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which Kronos operates or sells its products, seeking to regulate its operations or to restrict, limit or classify TiO2, or its use. Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase Kronos’ manufacturing and regulatory compliance obligations and costs. Increased compliance obligations and costs or restrictions on operations, raw materials and certain TiO2 applications could negatively impact Kronos’ future financial results through increased costs of production, or reduced sales which may decrease its liquidity, operating income and results of operations, which could in turn negatively impact our investment in Kronos.

Global climate change laws and regulations could negatively impact our financial results or limit Kronos’ and CompX’s ability to operate their businesses.

CompX operates production facilities in the United States and Kronos operates production facilities in North America and Europe. Many of Kronos’ and CompX’s facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. The U.S. government and various non-U.S. governmental agencies of countries in which Kronos and CompX operate have determined the consumption of energy derived from fossil fuels is a major contributor to climate change and have introduced or are contemplating regulatory changes in response to the potential impact of climate change, including laws and regulations requiring enhanced reporting (such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022) as well as legislation regarding carbon emission costs, GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms. To date, the existing GHG laws and regulations in effect in the various countries in which

Kronos or CompX operates have not had a material adverse effect on financial results. Until the timing, scope and extent of any new or future regulation becomes known, we cannot predict the effect on Kronos’ or CompX’s business, results of operations or financial condition. However, if further GHG laws and regulations were to be enacted in one or more countries, it could negatively impact Kronos or CompX future results of operations through increased costs of production, particularly as it relates to their energy requirements or their need to obtain emissions permits.  If such increased costs of production were to materialize, Kronos or CompX may be unable to pass price increases on to their customers to compensate for increased production costs, which may decrease their liquidity, operating income and results of operations.  In addition, any adopted future laws and regulations focused on climate change and/or GHG emissions could negatively impact Kronos’ or CompX’s ability (or that of its customers and suppliers) to compete with companies situated in areas not subject to such laws and regulations.

General Risk Factors

Kronos’ operating as a global business presents risks associated with global and regional economic, political, and regulatory environments.

Kronos has significant international operations which, along with its customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, economic sanctions, exchange controls, global and regional economic downturns, natural disasters, terrorism, armed conflict (such as the current conflict between Russia and Ukraine), health crises (such as COVID-19) and political conditions. Kronos may encounter difficulties enforcing agreements or other legal rights and the effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates. TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on Kronos’ results of operations and financial condition.

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

Kronos and CompX rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of their products to and from their plants, receive, process and ship orders, manage the billing of and collections from their customers and manage payments to vendors.  Although Kronos and CompX have systems and procedures in place to protect information technology systems, there can be no assurance that such systems and procedures would be sufficiently effective. Therefore, any of Kronos’ and CompX’s information technology systems may be susceptible to outages, disruptions or destruction from power outages, telecommunications failures, employee error, cybersecurity breaches or attacks and other similar events. This could result in a disruption of Kronos’ or CompX’s business operations, injury to people, harm to the environment or their assets, and/or the inability to access their information technology systems and could adversely affect our results of operations and financial condition.  Kronos and CompX have in the past experienced, and expect to continue to experience, cyber-attacks, including phishing and other attempts to breach, or gain unauthorized access to, their systems, and vulnerabilities introduced into their systems by trusted third-party vendors who have experienced cyber-attacks. To date Kronos and CompX have not suffered breaches in their systems, either directly or through a trusted third-party vendor, which have led to material losses. Due to the increase in global cybersecurity incidents it has become increasingly difficult to obtain insurance coverage on reasonable pricing terms to mitigate some risks associated with technology failures or cybersecurity breaches, and Kronos and CompX are experiencing such difficulties in obtaining insurance coverage.

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

ITEM 3.LEGAL PROCEEDINGS

We are involved in various legal proceedings. In addition to information that is included below, we have included certain of the information required for this Item in Note 16 to our Consolidated Financial Statements, and we are incorporating that information here by reference.

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). Our sixth installment will be made with funds already on deposit at the court, which is included in noncurrent restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us). Pursuant to the settlement agreement, we placed an additional $9.0 million into an escrow account which is included in noncurrent restricted cash on our Consolidated Balance Sheets.

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We made the initial $25.0 million payment in September 2019 and the first, second and third annual installment payments of $12.0 million each in September 2020, 2021 and 2022. We recognized an aggregate of $1.3 million, $1.1 million and $.9 million of accretion expense in 2020, 2021, and 2022 respectively.

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

New cases may continue to be filed against us. We do not know if NL will incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings. In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable. The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2021 and December 31, 2022, we had not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations. At December 31, 2022, we had accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $119 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2022, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

In June 2008, we received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (NJDEP) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey. NJDEP alleged that a waste hauler transported waste from one of our former facilities for disposal at the site in the early 1970s. NJDEP referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.”  In 2012, EPA notified NL of its potential liability at this site. In May 2013, EPA issued its Record of Decision for the site. In June 2013, NL filed a contribution suit under CERCLA and the New Jersey Spill Act titled NL Industries, Inc. v. Old Bridge Township, et al. (United States District Court for the District of New Jersey, Civil Action No. 3:13-cv-03493-MAS-TJB) against the current owner, Old Bridge Township, and several federal and state entities NL alleges designed and operated the site and who have significant potential liability as compared to NL which is alleged to have been a potential source of material placed at the site by others. NL’s suit also names certain former NL customers of the former NL facility alleged to be the source of some of the materials. In January 2014, EPA issued a Unilateral Administrative Order (UAO) to NL for clean-up of the site based on the EPA’s preferred remedy set forth in the Record of Decision.  NL has denied liability and will defend vigorously against all claims while continuing to seek contribution from other PRPs.

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities. The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River. The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP. The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs. In June 2022, NL received a letter from the NJDEP informing NL that remediation of contaminated sites upriver of the former Sayreville site had progressed to the point that it was now appropriate for NL to resume investigating the sediments adjacent to the Sayreville site.  NL informed the NJDEP by letter that it would resume that investigation.  The lawsuit remains pending.  NL continues to deny liability and will defend vigorously against all claims.

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

In December 2020, NL and several other defendants were sued in California Department of Toxic Substances v. NL Industries, Inc., (United States District Court for the Central District of California, Case 2:20-cv-11293). This complaint by a California state agency asserts claims under CERCLA, a state environmental statute, and the common law relating to lead contamination allegedly connected to a secondary lead smelter located in Vernon, California. In October 2022, the trial court issued an order finding that NL and the other defendants are not liable under CERCLA for lead contamination in residential neighborhoods surrounding, but at a distance from, the former secondary lead smelter. The case will continue with regard to the former smelter property and an adjacent industrial area. We have denied liability and will continue to defend vigorously against all claims.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 109 of these types of cases pending, involving a total of approximately 583 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters.

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

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL). As of February 28, 2023, there were approximately 1,574 holders of record of our common stock.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2017 through December 31, 2022. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2017 and the reinvestment of dividends.

	December 31,
	2017	2018	2019	2020	2021	2022
NL common stock	$100	$25	$27	$35	$56	$56
S&P 500 Composite Stock Index	100	96	126	149	192	157
S&P 500 Industrial Conglomerates Index	100	73	91	101	106	97

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to members of our board of directors. At December 31, 2022, 51,150 shares are available for award under this plan. See Note 14 to our Consolidated Financial Statements.

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

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. Through its Security Products operations, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage and healthcare applications. CompX also manufactures wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries through its Marine Components operations.

We account for our 31% non-controlling interest in Kronos by the equity method. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments. TiO2 is used for a variety of manufacturing applications including coatings, plastics, paper and other industrial products.

Net income overview

Our net income attributable to NL stockholders was $33.8 million, or $.69 per share, in 2022 compared to net income of $51.2 million, or $1.05 per share, in 2021 and net income of $14.7 million, or $.30 per share, in 2020.

As more fully described below, the decrease in our earnings per share attributable to NL stockholders from 2021 to 2022 is primarily due to the net effects of:

●	an unrealized loss in the relative value of marketable equity securities of $8.1 million in 2022 compared to a gain of $16.2 million in 2021,
●	higher income from operations attributable to CompX of $4.9 million in 2022, and
●	equity in earnings from Kronos in 2022 of $31.9 million compared to $34.3 million in 2021.

Our 2022 net income per share attributable to NL stockholders includes income of $.01 per share, recognized in the third quarter, related to Kronos’ business interruption insurance claim arising from Hurricane Laura in 2020.

As more fully described below, the increase in our earnings per share attributable to NL stockholders from 2020 to 2021 is primarily due to the effects of:

●	an unrealized gain in the relative value of marketable equity securities of $16.2 million in 2021 compared to a loss of $8.7 million in 2020,
●	equity in earnings from Kronos in 2021 of $34.3 million compared to $19.4 million in 2020, and
●	higher income from operations attributable to CompX of $8.7 million in 2021.

Outlook

Excluding any potential effects from changes in the relative value of marketable equity securities, we currently expect our net income attributable to NL stockholders in 2023 to be lower than 2022 primarily due to lower expected income from operations attributable to CompX, lower equity in earnings from Kronos, higher litigation fees and related costs and higher environmental remediation and related costs.

Income from operations

The following table shows the components of our income from operations.

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(Dollars in millions)
CompX	$11.8	$20.5	$25.4	74%	24%
Corporate expense	(9.4)	(10.0)	(11.7)	6	17
Income from operations	$2.4	$10.5	$13.7	345	31

The following table shows the components of our income before income taxes exclusive of our income from operations.

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(Dollars in millions)
Equity in earnings of Kronos	$19.4	$34.3	$31.9	77%	(7)%
Marketable equity securities unrealized gain (loss)	(8.7)	16.2	(8.1)	287	(150)
Other components of net periodic pension and OPEB cost	(.8)	(.6)	(1.1)	(15)	71
Interest and dividend income	2.6	1.6	3.8	(38)	137
Interest expense	(1.3)	(1.1)	(1.0)	(15)	(18)

CompX International Inc.

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(Dollars in millions)
Net sales	$114.5	$140.8	$166.6	23%	18%
Cost of sales	81.7	98.1	117.8	20	20
Gross margin	32.8	42.7	48.8	30	14
Operating costs and expenses	21.0	22.2	23.4	6	5
Income from operations	$11.8	$20.5	$25.4	74	24

Percentage of net sales:
Cost of sales	71.3%	69.7%	70.7%
Gross margin	28.7	30.3	29.3
Operating costs and expenses	18.4	15.8	14.0
Income from operations	10.3	14.6	15.3

Net sales – CompX’s net sales increased approximately $25.8 million in 2022 compared to 2021 primarily due to higher Marine Component sales primarily to the towboat market and, to a lesser extent, higher Security Products sales across a variety of markets.

Net sales increased approximately $26.3 million in 2021 compared to 2020 primarily due to higher sales at both CompX business units, particularly in the second quarter of 2021, as many of CompX’s customers were temporarily closed or reduced production during the second quarter of 2020 due to government ordered closures or reduced demand resulting from the COVID-19 pandemic. Beginning in the third quarter of 2020 and continuing through 2021, Marine Components sales exceeded pre-pandemic levels. Security Products sales generally improved since third quarter of 2020 but did not recover to pre-pandemic levels until the second quarter of 2021 when sales improved in markets that had been slower to recover from the COVID-19 pandemic, particularly sales to distributors and the office furniture market..

Cost of sales and gross margin - Cost of sales increased in 2022 compared to 2021 primarily due to the effects of higher sales, as well as increased production costs at both of CompX’s business units. Gross margin as a percentage of sales decreased over the same period primarily due to the decrease in CompX’s Security Products gross margin percentage.

Cost of sales increased in 2021 compared to 2020 primarily due to the effects of higher sales, as well as increased production costs at both of CompX’s business units. Gross margin as a percentage of sales increased over the same period due to the increase in CompX’s Security Products gross margin percentage partially offset by the decrease in CompX’s Marine Components gross margin percentage.

Operating costs and expenses - Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s businesses and its corporate management activities, as well as gains and losses on property and equipment. Operating costs and expenses increased in 2022 compared to 2021 predominantly due to higher salary and employment related costs which increased by $.7 million. As a percentage of sales, operating costs and expenses decreased in 2022 compared to 2021 primarily due to the effect of higher sales.

Operating costs and expenses increased in 2021 compared to 2020 predominantly due to higher salary and benefit costs which increased by $.9 million. As a percentage of sales, operating costs and expenses decreased in 2021 compared to 2020 primarily due to the effect of higher sales.

Income from operations - As a percentage of net sales, operating income increased in 2022 compared to 2021 and increased in 2021 compared to 2020. Operating margins were primarily impacted by the factors impacting net sales, cost of sales, gross margin and operating costs discussed above.

General - CompX’s profitability primarily depends on its ability to utilize production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control manufacturing costs, primarily comprised of labor costs and materials. The materials used in its products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass and stainless steel. Total material costs represented approximately 47% of CompX’s cost of sales in 2022, with commodity-related raw materials accounting for approximately 17% of cost of sales. Prices for the primary commodity-related raw materials used in the manufacture of its locking mechanisms, primarily zinc and brass, generally increased throughout 2021 and the first half of 2022. Prices began to stabilize in the latter half of 2022, although at elevated levels. The prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, experienced significant volatility during 2021 and 2022. Based on current economic conditions, CompX expects the prices for its primary commodity-related raw materials and other manufacturing materials in 2023 to be relatively stable, although at the elevated levels it experienced in the second half of 2022.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 - “Business- Raw Materials.”

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(Dollars in millions)
Security Products:
Net sales	$87.9	$105.1	$114.5	20%	9%
Cost of sales	62.1	71.5	79.1	15	11
Gross margin	25.8	33.6	35.4	30	5
Operating costs and expenses	10.9	12.0	12.7	11	5
Operating income	$14.9	$21.6	$22.7	45	5

Gross margin	29.4%	32.0%	31.0%
Operating income margin	17.0	20.6	19.9

Security Products - Security Products net sales increased 9% to $114.5 million in 2022 compared to $105.1 million in 2021 due to increased sales across a variety of markets. Relative to prior year, sales were $3.8 million higher to the government security market, $1.8 million higher to the office furniture market, $1.5 million higher to distributors, $1.0 million higher to the tool storage market, and $.9 million higher to the gas station security market. Gross margin as a percentage of net sales for 2022 decreased as compared to 2021 primarily due to higher cost of sales, most significantly in the third and fourth quarters of 2022, as price increases and surcharges did not fully offset higher cost inventory sold in the latter half of the year. Operating income margin decreased for 2022 compared to 2021 primarily due to the factors impacting gross margin, as well as increased operating costs and expenses, resulting from higher salaries and employment related costs, partially offset by increased coverage of operating costs and expenses from higher sales.

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

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(Dollars in millions)
Marine Components:
Net sales	$26.6	$35.7	$52.1	34%	46%
Cost of sales	19.6	26.6	38.7	36	45
Gross margin	7.0	9.1	13.4	29	47
Operating costs and expenses	2.9	3.5	3.8	18	9
Operating income	$4.1	$5.6	$9.6	37	71

Gross margin	26.4%	25.4%	25.6%
Operating income margin	15.3	15.7	18.4

Marine Components - Marine Components net sales increased 46% in 2022 as compared to 2021. Relative to prior year, sales were $11.5 million higher to the towboat market (primarily to original equipment boat manufacturers), $2.1 million higher to the engine builder market, and $2.0 million higher to the industrial market. Gross margin as a percentage of sales increased slightly in 2022 compared to 2021 with increased sales due to price increases and surcharges more than offsetting higher production costs, as well as increased coverage of cost of sales from higher sales. Operating income as a percentage of net sales increased in 2022 compared to 2021 primarily due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses from higher sales.

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

Outlook – While CompX continued to experience strong demand at both of its business units during the fourth quarter of 2022, the order rate and backlog at both business units began to soften late in the fourth quarter. CompX operated its manufacturing facilities at elevated production rates throughout 2022 in line with the strong demand and it continues to monitor demand levels and will adjust production rates accordingly. While labor markets continue to be competitive in each of the regions in which CompX operates and labor costs continue to rise, CompX has been able to achieve and maintain more balanced staffing levels aligned with current and forecasted demand, particularly at its Marine Components business unit. CompX continues to face shortages related to certain electronic components; however, its supply chains are generally stable and recently transportation and logistical delays have been minimal.

CompX expects gross margins at its Security Products business unit will continue to be challenged during 2023 as higher cost inventory continues to work its way through cost of sales and anticipated reduced demand may limit its ability to implement further price increases. While CompX expects its Marine Components net sales to remain strong during the first quarter, it expects net sales will decline as compared to 2022 as marine market demand is being challenged by higher interest rates and several original equipment boat manufacturers, including certain of CompX’s customers, have publicly announced reduced production schedules in 2023 compared to 2022. CompX currently expects Marine Components gross margins as a percentage of net sales in 2023 to be comparable to 2022. Based on the softening demand and general economic conditions in North America, CompX currently expects to report lower net sales and operating income at both business units during 2023 compared to 2022. CompX is focused on managing inventory levels to support anticipated lower demand in 2023. With raw materials and other components more readily available, CompX believes it will be able to achieve additional operating efficiencies during the year although the extent and impact of such efficiencies is not yet known.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there continue to be some global and domestic supply chain challenges and any future impacts on CompX’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations,  the impact of economic conditions and geo-political events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Accordingly, these insurance recoveries are recognized when receipt is probable and the amount is determinable. See Note 16 to our Consolidated Financial Statements.

Corporate expense - Corporate expenses were $11.7 million in 2022, $1.7 million or 17% higher than in 2021 primarily due to higher litigation fees and related costs partially offset by lower environmental remediation and related costs.  Included in corporate expenses are:

●	litigation fees and related costs of $4.2 million in 2022 compared to $1.9 million in 2021, and
●	environmental remediation and related costs of $.5 million in 2022 compared to $.8 million in 2021.

Corporate expenses were $10.0 million in 2021, $.6 million or 6% higher than in 2020 primarily due to higher environmental remediation and related costs partially offset by lower administrative expenses. Included in corporate expenses are:

●	litigation fees and related costs of $1.9 million in each of 2021 and 2020, and
●	environmental remediation and related costs of $.8 million in 2021 compared to $.1 million in 2020.

Overall, we currently expect that our general corporate expenses in 2023 will be higher than in 2022 primarily due to higher expected litigation fees and related costs and higher environmental remediation and related costs.

The level of our litigation fees and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 16 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2023 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2023, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 16 to our Consolidated Financial Statements.

Interest and dividend income - Interest income increased $2.2 million in 2022 compared to 2021 primarily due to higher interest rates and increased investment balances, somewhat offset by lower average balances on CompX’s revolving promissory note receivable from Valhi. Interest decreased $1.0 million in 2021 compared to 2020 primarily due to lower average balances on CompX’s revolving promissory note receivable from Valhi.

Marketable equity securities - Unrealized gains or losses on our marketable equity securities are recognized in Marketable equity securities on our Consolidated Statements of Income. See Note 5 to our Consolidated Financial Statements.

Income tax expense (benefit) - We recognized an income tax benefit of $2.5 million in 2020 and income tax expense of $7.5 million in 2021 and $2.8 million in 2022.

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received aggregate dividends from Kronos of $25.4 million in each of 2020 and 2021 and $26.8 million in 2022. Our effective tax rate attributable to our equity in earnings (losses) of Kronos, including the effect of non-taxable dividends we received from Kronos, was a 6.4% benefit in 2020, 5.5% expense in 2021 and 3.4% expense in 2022. The increase in our effective rate from 2020 to 2021 is primarily attributable to the effects of Kronos’ higher earnings in 2021 as compared to 2020.  The decrease in our effective rate from

2021 to 2022 is attributable to the combined effects of Kronos’ lower earnings and the higher non-taxable dividend income we received from Kronos in 2022 as compared to 2021.

See Note 13 to our Consolidated Financial Statements for more information about our 2022 income tax items, including a tabular reconciliation of our statutory tax expense to our actual tax expense (benefit).

Noncontrolling interest - Noncontrolling interest in net income of CompX attributable to continuing operations is consistent in 2021 and 2022 but lower in 2020 due to lower earnings of CompX in 2020 as a result of reduced demand resulting from the COVID-19 pandemic.

Related party transactions - We are a party to certain transactions with related parties. See Notes 1 and 15 to our Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Equity in earnings of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2020	2021	2022	2020-21	2021-22

	(Dollars in millions)
Net sales	$1,638.8	$1,939.4	$1,930.2	18%	—%
Cost of sales	1,287.6	1,493.2	1,539.1	16	3
Gross margin	$351.2	$446.2	$391.1

Income from operations	$116.2	$187.1	$159.6	61	(15)
Other loss, net	(17.2)	(14.1)	(8.8)	(18)	(38)
Interest expense	(19.0)	(19.6)	(16.9)	3	(14)
Income before income taxes	80.0	153.4	133.9
Income tax expense	16.1	40.5	29.4
Net income	$63.9	$112.9	$104.5

Percentage of net sales:
Cost of sales	79%	77%	80%
Income from operations	7	10	8

Equity in earnings of Kronos Worldwide, Inc.	$19.4	$34.3	$31.9

TiO2 operating statistics:
Sales volumes*	531	563	481	6%	(15)%
Production volumes*	517	545	492	5%	(10)%

Change in TiO2 net sales:
TiO2 product pricing				8%	21%
TiO2 sales volumes				6	(15)
TiO2 product mix/other				1	(1)
Changes in currency exchange rates				3	(5)
Total				18%	—%
*	Thousands of metric tons

Industry conditions and 2022 overview - Kronos started 2022 with average TiO2 selling prices 16% higher than at the beginning of 2021 and Kronos’ average TiO2 selling prices increased 16% throughout 2022 in response to its rising production costs. Overall sales volumes declined in 2022 compared to 2021 primarily due to demand contraction in Kronos’ European and export markets, particularly in the third and fourth quarters.

The following table shows Kronos’ capacity utilization rates during 2022 and 2021. Throughout most of 2021 and continuing into the first quarter of 2022, Kronos’ production facilities operated at full practical capacity. Due to the decreased demand in its European and export markets along with increased production costs, particularly energy costs in Europe, Kronos curtailed production in the third and fourth quarters of 2022 at certain of its European facilities to align its production and inventory levels to anticipated near-term customer demand.

	Production Capacity Utilization Rates
	2021	2022
First Quarter	97%	100%
Second Quarter	100%	95%
Third Quarter	100%	93%
Fourth Quarter	100%	65%
Overall	100%	89%

Net sales - Kronos’ net sales in 2022 were consistent with net sales in 2021 primarily due to the net effects of a 21% increase in average TiO2 selling prices (which increased net sales by approximately $407 million) and a 15% decrease in sales volumes (which decreased net sales by approximately $291 million). Kronos estimates that changes in currency exchange rates (primarily the euro) decreased net sales by approximately $106 million, or 5% in 2022 as compared to 2021. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 15% in 2022 as compared to 2021 primarily due to lower demand in its European and export markets which Kronos began experiencing towards the end of the second quarter and which accelerated during the third and fourth quarters of 2022. Kronos’ sales volumes were 40% lower in the fourth quarter of 2022 as compared to the fourth quarter of 2021. Kronos also experienced lower sales volumes in its North American market in the second half of 2022, although to a lesser extent than the declines in its European and export markets.

Kronos’ net sales increased $300.6 million, or 18%, in 2021 compared to 2020, primarily due to an 8% increase in average TiO2 selling prices (which increased net sales by approximately $131 million) and a 6% increase in sales volumes (which increased net sales by approximately $98 million). In addition to the impact of higher sales volumes and higher average selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $43 million, or 3%, as compared to 2020.

Kronos’ sales volumes increased 6% in 2021 as compared to 2020 primarily due to higher demand in its European, North American and Latin American markets, with a significant portion of the increase occurring in the second and third quarters as a result of the impact of the COVID-19 pandemic on the comparable periods in 2020, as discussed above.

Cost of sales and gross margin – Cost of sales increased $45.9 million, or 3%, in 2022 compared to 2021 primarily due to the net effects of higher production costs of approximately $285 million (including higher costs for raw materials and energy), a 15% decrease in sales volumes and changes in currency exchange rates. Kronos’ cost of sales as a percentage of net sales increased to 80% in 2022 compared to 77% in 2021 due to the impact of higher production costs, including higher raw material and energy costs partially offset by the favorable effects of higher average TiO2 selling prices. In addition, cost of sales in 2022 includes approximately $26 million of unabsorbed fixed production and other manufacturing costs associated with production curtailments at certain of Kronos’ European facilities throughout the fourth quarter.

Gross margin as a percentage of net sales decreased to 20% in 2022 compared to 23% in 2021. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effects of higher average TiO2 selling prices, lower production and sales volumes, higher production costs and fluctuations in currency exchange rates.

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

Other operating income and expense, net - Kronos’ selling, general and administrative expenses decreased $17.6 million, or 7%, in 2022 compared to 2021 primarily due to changes in currency exchange rates (primarily the euro) and lower variable costs (primarily distribution costs) related to lower overall sales volumes. Selling, general and administrative expense as a percentage of net sales decreased to 12% of net sales in 2022 compared to 13% in 2021. Kronos’ selling, general and administrative expenses increased $30.3 million, or 14%, in 2021 compared to 2020 primarily due to higher variable costs (primarily distribution costs) related to higher overall sales volumes. Kronos’ selling, general and administrative expenses were approximately 13% of net sales in each of 2021 and 2020.

Income from operations - Kronos’ income from operations decreased by $27.5 million or 15%, from $187.1 million in 2021 to $159.6 million in 2022. Income from operations as a percentage of net sales decreased to 8% in 2022 from 10% in 2021. This decrease was driven by the net effects of lower gross margin and lower selling, general and administrative expenses for the comparable periods discussed above. Kronos experienced a loss from operations of $19.7 million in the fourth quarter of 2022 compared to income from operations of $52.0 million in the fourth quarter of 2021. Kronos also recognized a gain of $2.7 million in 2022 related to cash received from the settlement of a business interruption insurance claim related to Hurricane Laura. Kronos estimates that changes in currency exchange rates increased income from operations by approximately $23 million in 2022 as compared to 2021, as discussed in the Effects of currency exchange rates section below.

Kronos’ income from operations increased by $70.9 million or 61%, from $116.2 million in 2020 to $187.1 million in 2021. Income from operations as a percentage of net sales increased to 10% in 2021 from 7% in 2020. This increase was driven by the higher gross margin for the comparable periods discussed above. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $13 million in 2021 as compared to 2020.

Kronos’ income from operations was minimally impacted by the effects of Hurricane Laura which temporarily halted production at LPC on August 24, 2020 with the resumption of operations on September 25, 2020. LPC believes insurance (subject to applicable deductibles) will cover a majority of its losses, including those related to property damage and the disruption of its operations. Kronos believes insurance (subject to applicable deductibles) will cover a majority of its losses from the hurricane, including property damage, business interruption losses related to its share of LPC’s lost production and other costs resulting from the disruption of operations. As of December 31, 2021, Kronos had not yet recognized any insurance recoveries because the ultimate disposition of its portion of the business interruption claim was not yet determinable; however, as of December 31, 2021, LPC had received a portion of the proceeds related to its property damage claim. On October 9, 2020 Hurricane Delta caused an additional temporary halt to production at the LPC facility. Damages resulting from Hurricane Delta were not as severe and production activities were resumed within five days from the time of initial shutdown prior to landfall of the hurricane. Similar to Hurricane Laura, losses determined to be incurred by LPC and Kronos as a result of Hurricane Delta are expected to be recoverable from insurance (subject to applicable deductibles).

Other non-operating income (expense) - Kronos recognized a loss of $1.0 million in 2022 compared to a gain of $2.0 million in 2021 on the change in value of its marketable equity securities. Other components of net periodic pension and OPEB cost in 2022 decreased $3.6 million compared to 2021 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. Interest expense in 2022 decreased $2.7 million compared to 2021 due to fees associated with the refinancing of Kronos’ revolving credit facility in the second quarter of 2021 and the effects of changes in currency exchange rates.

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

Income tax expense - Kronos recognized income tax expense of $29.4 million in 2022 compared to income tax expense of $40.5 million in 2021. The difference is primarily due to lower earnings in 2022, the jurisdictional mix of Kronos’ earnings and the release of a portion of its valuation allowance associated with the 2022 utilization of a portion of its business interest expense carryforwards.

Kronos recognized income tax expense of $40.5 million in 2021 compared to income tax expense of $16.1 million in 2020. The increase is primarily due to higher earnings in 2021 and the jurisdictional mix of Kronos’ earnings.

Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of Kronos’ non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the impact of the reversal of a portion of its deferred income tax asset valuation allowance, to be higher than the U.S. federal statutory rate of 21% primarily because of Kronos’ sizeable non-U.S. operations.

Kronos’ consolidated effective income tax rate in 2023 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of Kronos’ non-U.S. operations will be higher than the income tax rates applicable to its U.S. operations and due to the expected mix of earnings.

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

Impact of changes in currency exchange rates - 2022 vs 2021
				Translation
				gains (losses)-	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(106)	$(106)
Income from operations	2	12	10	13	23

The $106 million decrease in Kronos’ net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2022 as compared to 2021. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2022 did not have a significant effect on the reported amount of Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations are denominated in the U.S. dollar.

The $23 million increase in income from operations was comprised of the following:

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
●	Approximately $13 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2022 as compared to 2021, partially offset by net currency translation losses primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects of euro-denominated operating costs being translated into fewer U.S. dollars in 2022 as compared to 2021.

Impact of changes in currency exchange rates - 2021 vs 2020
				Translation
				gains (losses)-	Total currency
	Transaction gains/(losses) recognized			impact of	impact
	2020	2021	Change	rate changes	2021 vs 2020
			(In millions)
Impact on:
Net sales	$—	$—	$—	$43	$43
Income from operations	(4)	2	6	(19)	(13)

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

Outlook

As previously reported, late in the third quarter of 2022, demand in Europe and the export markets began to rapidly deteriorate as many of Kronos’ customers in those regions reduced their production rates in response to economic conditions and geopolitical uncertainties. This weakness continued through the fourth quarter. In addition, in the second half of 2022 Kronos experienced rapidly rising costs particularly in Europe, led by natural gas, electricity and certain key raw materials. In response to this decline in demand coupled with increased production costs, Kronos implemented production curtailments at certain of its European facilities throughout the fourth quarter to manage inventory levels. Kronos also experienced declining demand in North America in the late second half of 2022, but to a lesser extent than its European and export markets.

At the beginning of 2023 Kronos began to see pockets of improving demand in Europe and certain export markets bolstered by customer inventory replenishment after significant destocking in the fourth quarter 2022. Kronos is experiencing continued weak demand in North America in the first quarter of 2023. Kronos expects customer demand to gradually return during the first half of the year particularly in Europe and export markets. Accordingly, at the beginning of 2023, Kronos began a measured ramp up of production with the expectation of operating its facilities at full practical capacity by the end of the second quarter of 2023. Kronos’ selling prices have remained stable at the beginning of 2023; however, Kronos expects selling prices to rise throughout the last three quarters of 2023 in response to higher production costs. Based on the net effects of these factors, Kronos expects to report lower operating results for the full year of 2023 as compared to 2022.

Kronos will continue to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly. The long-term outlook for Kronos’ industry remains very positive, and the steps it is taking in the near term are intended to preserve its global market share and position its business to profitably grow in the future.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. As noted above, Kronos has experienced global market disruptions including high energy costs and availability concerns and future impacts on its operations will depend on, among other things, future energy costs and availability and the impact economic conditions and geopolitical events have on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Operations outside the United States

Kronos - Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates. At December 31, 2022, Kronos had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

Obligations for environmental remediation costs are difficult to assess and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2023, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental remediation and related costs accruals (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 16 to our Consolidated Financial Statements.

●	Long-lived assets - The net book value of our property and equipment totaled $28.7 million at December 31, 2022, all of which relates to CompX. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2022 because no such impairment indicators were present.

●	Goodwill - Our net goodwill totaled $27.2 million at December 31, 2022, all related to CompX’s Security Products reporting unit. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. CompX performs its annual goodwill impairment test in the third quarter of each year or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in CompX’s market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete a quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

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

In 2022, CompX used the qualitative assessment for its annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as it concluded it is more-likely-than-not the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 7 to our Consolidated Financial Statements.

●	Defined benefit pension plans - We maintain a defined benefit pension plan in the U.S. and a plan in the United Kingdom (U.K.) See Note 11 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $1.0 million in 2020, $.9 million in 2021 and $1.4 million in 2022. The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to our plans of approximately $1.8 million in 2020, and $1.2 million in each of 2021 and 2022.

In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in” with a specialist insurer of defined benefit pension plans. Following the buy-in, individual policies will replace the bulk annuity policy in a “buy-out” which is expected to be completed in 2023. The buy-out is expected to be completed with existing plan funds. At the completion of the buy-out we will remove the assets and liabilities of the U.K. pension plan from our Consolidated Financial Statements and a final plan settlement gain or loss (which we are currently unable to estimate) will be included in net periodic pension cost.

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

At December 31, 2022, our projected benefit obligations for defined benefit plans is comprised of $30.3 million related to the U.S. plan and $5.8 million for the U.K. plan, which is associated with a former disposed business. We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at	Obligations at	Obligations at
	December 31,	December 31,	December 31,
	2020 and	2021 and	2022 and
	expense in 2021	expense in 2022	expense in 2023
United States	2.2%	2.6%	5.3%
United Kingdom	1.4%	1.3%	4.3%

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

At December 31, 2022, approximately 80% of the plan assets were related to our plan in the U.S., with the remainder related to the U.K. plan. We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. See Note 11 to our Consolidated Financial Statements.

Our assumed long-term rates of return on plan assets for 2020, 2021 and 2022 were as follows:

	2020	2021	2022
United States	4.5%	4.0%	4.0%
United Kingdom	3.3%	1.3%	1.3%

Our long-term rate of return on plan asset assumptions in 2023 used for purposes of determining our 2023 defined benefit pension plan expense is 5.0% for the U.S. plan and 4.3% for the U.K. plan. As noted above we are in the process of annuitizing our U.K. pension plan and, as a result, during 2021 and throughout 2022 all of the assets of the U.K. plan were invested primarily in insurance contracts.

In addition to the actuarial assumptions discussed above, because we maintain a defined benefit pension plan in the U.K., the amount of recognized defined benefit pension expense and the amount of net pension asset and net pension liability will vary based upon relative changes in currency exchange rates.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2023, we expect to recognize defined benefit pension expense of approximately $1.6 million in 2023. In comparison, we expect to be required to contribute approximately $1.2 million to such plans during 2023.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for each of our plans as of December 31, 2022, our aggregate projected benefit obligations would have increased by approximately $.6 million at that date. Such a change would not materially impact our defined benefit pension expense for 2023. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for our plans, such a change would not materially impact our defined benefit pension expense for 2023.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations. Changes in working capital are primarily related to changes in receivables and inventories (as discussed below) and payables and accrued liabilities. Net cash provided by operating activities was $26.9 million in 2022 compared to $17.6 million in 2021. The $9.3 million net increase in cash provided by operating activities includes the net effects of:

●	higher income from operations from CompX in 2022 of $4.9 million;
●	lower net cash used for relative changes in receivables, inventories, prepaid expenses, payables and accrued liabilities in 2022 of $4.0 million;
●	a $1.8 million increase in interest received in 2022 due to higher interest rates and increased investment balances, offset by lower average balances on CompX’s revolving promissory note receivable from affiliate; and
●	a $1.1 million increase in cash paid for taxes in 2022 due to the relative timing of payments.

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

	Years ended December 31,
	2020	2021	2022

	(In millions)
Net cash provided by operating activities:
CompX	$15.5	$10.5	$16.9
NL Parent and wholly-owned subsidiaries	7.8	15.7	39.6
Eliminations	(4.3)	(8.6)	(29.6)
Total	$19.0	$17.6	$26.9

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding was generally consistent from December 31, 2021 to December 31, 2022 and is primarily impacted by the timing of sales and collections in the last month of the year. As shown below, our average number of days in inventory increased from December 31, 2021 to December 31, 2022 due to increased inventories of certain components and raw materials that had longer lead times or for which we have experienced availability issues and from the timing of sales relative to the end of the fourth quarter, primarily at CompX’s Security Products reporting unit. For comparative purposes, we have provided 2020 numbers below.

	2020	2021	2022
Days sales outstanding	33 days	42 days	41 days
Days in inventory	75 days	96 days	99 days

Investing activities

Capital expenditures, substantially all of which relate to CompX, have primarily emphasized improving manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain facilities and technology infrastructure. Capital expenditures were $1.7 million in 2020, $4.1 million in 2021 and $3.7 million in 2022. As a result of the COVID-19 pandemic, CompX limited 2020 expenditures to those required to meet its expected customer demand and those required to properly maintain its facilities and technology infrastructure. 2021 capital expenditures increased above pre-pandemic levels as CompX accelerated the timeline for certain projects designed to increase its capacity and improve its capabilities in response to strong customer demand. Beginning in the latter half of 2022, CompX limited investments primarily to those expenditures required to meet its existing demand and to properly maintain its facilities and technology infrastructure.

Investing activities also include net borrowings of $1.4 million ($34.8 million of gross borrowings and $33.4 million of gross repayments) in 2020, net collections of $10.8 million ($29.8 million of gross borrowings and $40.6 million of gross repayments) in 2021 and net collections of $5.5 million ($24.3 million of gross borrowings and $29.8 million of gross repayments) in 2022 under a promissory note receivable from an affiliate.  See Note 15 to our Consolidated Financial Statements.

During 2022 we purchased marketable debt securities totaling $70.0 million, of which $33.0 million relates to CompX. See Note 5 to our Consolidated Financial Statements.

Financing activities

Quarterly dividends paid totaled $7.8 million ($.16 per share, or $.04 per share per quarter) in 2020, $11.7 million ($.24 per share, or $.06 per share per quarter) in 2021 and $13.7 million ($.28 per share, or $.07 per share per quarter) in 2022. In addition, our board of directors declared a special dividend which totaled $17.1 million ($.35 per share) paid on August 31, 2022. In March 2023 our board of directors declared a first quarter 2023 dividend of $.07 per share, to be paid on March 23, 2023 to NL stockholders of record as of March 7, 2023. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities include CompX dividends paid to its stockholders other than us aggregating $.7 million in 2020, $1.3 million in 2021 and $4.3 million in 2022 which includes $2.7 million related to a special dividend.

In addition, during 2021, CompX acquired 75,000 shares of its Class A common stock in market transactions for an aggregate purchase price of $1.3 million. During 2022, CompX acquired 78,900 shares of its Class A common stock (8,900 shares from affiliates in two private transactions, and 70,000 shares in a single market transaction) for an aggregate purchase price of $1.7 million.

Outstanding debt obligations

At December 31, 2022, NL had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our revolving credit facility with Valhi at December 31, 2022. See Note 10 to our Consolidated Financial Statements.

Kronos’ Global Revolver and its Senior Secured Notes contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contains other provisions and restrictive covenants customary in lending transactions of this type. Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos is in compliance with all of its debt covenants at December 31, 2022. Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facility through their maturity.

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

At December 31, 2022, we had aggregate restricted and unrestricted cash, cash equivalents and current marketable securities of $167.7 million, substantially all of which was held in the U.S. A detail (in millions) by entity is presented in the table below.

Amount
(In millions)
CompX	$59.9
NL Parent and wholly-owned subsidiaries	107.8
Total	$167.7

In addition, at December 31, 2022 we owned 1.2 million shares of Valhi common stock with an aggregate market value of $26.4 million. See Note 5 to our Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at December 31, 2022 with an aggregate market value of $331.1 million. See Note 6 to our Consolidated Financial Statements.

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

Based upon our expectations of operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2023). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At December 31, 2022, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing under the facility. See Note 10 to our Consolidated Financial Statements.

Capital expenditures

Capital expenditures for 2023 are estimated at approximately $3.0 million, substantially all of which relate to CompX. CompX’s 2023 capital investments are primarily to meet its expected customer demand and those required to properly maintain its facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2023, based on the number of shares of common stock of these affiliates we own as of December 31, 2022 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	December 31, 2022	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.19	$26.8
CompX	10.8	.25	10.8
Valhi	1.2	.08	.4
Total expected annual dividends			$38.0

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

Commitments and contingencies

We are subject to certain commitments and contingencies, as more fully described in Note 16 to our Consolidated Financial Statements or in Part I, Item 3 of this report. In addition to those legal proceedings described in Note 16 to our Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

As more fully described in the Notes to our Consolidated Financial Statements, we are party to various debt, leases and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Note 10 to our Consolidated Financial Statements. See Notes 1 and 13 to our Consolidated Financial Statements for a description of certain income tax contingencies.  Additionally, CompX has purchase obligations of $17.7 million ($16.3 million payable in 2023 and $1.4 million payable in 2024) which consists of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2022. The timing and amount for purchase obligations is based on the contractual payment amount and the contractual payment date for those commitments.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - We are exposed to market risk from changes in currency exchange rates, interest rates, raw materials and equity security prices.

Interest rates - We are exposed to market risk from changes in interest rates, primarily related to our indebtedness, CompX’s note receiveable from affiliate and our investment in marketable debt securities. We have an outstanding principal amount of indebtedness of $.5 million at December 31, 2022 bearing interest at prime plus 1.875% (9.4% at December 31, 2022) with a maturity date of December 31, 2030. The carrying value of such outstanding indebtedness approximates its fair value.

The outstanding principal amount of the note receivable from affiliate of $13.2 million at December 31, 2022 bears interest at prime plus 1.0% (8.5% at December 31, 2022). We received interest income of $1.0 million from the note during 2022. At December 31, 2022 we have $70.2 million invested in marketable debt securities, $33.1 held by CompX, at an average interest rate of approximately 3%.

Marketable equity security prices - We are exposed to market risk due to changes in prices of the marketable equity securities which we own. The fair value of our equity securities at December 31, 2021 and 2022 was $34.4 million and $26.4 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $3.4 million and $2.6 million at December 31, 2021 and 2022, respectively.

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

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which is included in this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE. During 2022, our chief executive officer filed such annual certification with the NYSE. The 2022 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2022 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2023 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2023 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2023 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2023 proxy statement. See also Note 15 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to our 2023 proxy statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)Financial Statements

The Registrant

The consolidated financial statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (31%-owned at December 31, 2022) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)Exhibits

We have included as exhibits the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2022 will be furnished to the Commission upon request.

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

10.12**	Unsecured Revolving Demand Promissory Note dated December 31, 2022 in the principal amount of $25.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc.
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

10.26

Unsecured Revolving Demand Promissory Note dated December 31, 2022 in the principal amount of $25.0 million executed by Valhi, Inc. and payable to the order of CompX International Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of CompX International Inc. (File No. 1-13905) for the year ended December 31, 2022.

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

10.35

First Amendment to Loan Agreement between NLKW Holding, LLC, as Borrower, and Valhi, Inc. as Lender, dated as of November 9, 2022 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-00640) of the Registration dated November 9, 2022.

10.36

First Amendment to Back-to-Back Loan Agreement between NL Industries, Inc., as Borrower, and NLKW Holding, LLC, as Lender, dated as of November 9, 2022 incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-00640) of the Registrant dated November 9, 2022.

21.1 **	Subsidiaries of the Registrant
23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.
23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.
31.1 **	Certification
31.2 **	Certification
32.1 **	Certification
99.1	Consolidated financial statements of Kronos Worldwide, Inc. - incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2022.
101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
**	Filed herewith

(P)Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc.
(Registrant)

By:	/s/Courtney J. Riley
Courtney J. Riley, March 8, 2023
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 8, 2023	John E. Harper, March 8, 2023
(Chair of the Board (non-executive))	(Director)

/s/ Michael S. Simmons	/s/ Meredith W. Mendes
Michael S. Simmons, March 8, 2023	Meredith W. Mendes, March 8, 2023
(Vice Chairman and Director)	(Director)

/s/ Amy Allbach Samford	/s/ Cecil H. Moore, Jr.
Amy Allbach Samford, March 8, 2023	Cecil H. Moore, Jr., March 8, 2023
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)	(Director)

/s/ Amy E. Ruf	/s/ Thomas P. Stafford
Amy E. Ruf, March 8, 2023	Thomas P. Stafford, March 8, 2023
(Vice President and Controller, Principal Accounting Officer)	(Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NL Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NL Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Environmental Remediation and Related Matters

As described in Note 16 to the consolidated financial statements, management evaluates the potential range of the Company’s liability for environmental remediation and related costs at sites where the Company has been named as a potentially responsible party (PRP) or defendant. As of December 31, 2022, management accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters. Liabilities related to environmental remediation and related matters (including costs associated with damages for property damage and/or damages for injury to natural resources) are recorded when management determines that estimated future expenditures are probable and reasonably estimable. As disclosed by management, environmental remediation and related costs accruals (and the potential range of the Company’s liabilities) are adjusted as further information becomes available or as circumstances change which involves management’s judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.

The principal considerations for our determination that performing procedures relating to environmental remediation and related matters is a critical audit matter is the significant judgment by management when assessing the accruals and the potential range of the Company’s liabilities and when determining whether estimated future expenditures are probable and reasonably estimable, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to management’s assessment of the accruals and the potential range of the liabilities.

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

March 8, 2023

We have served as the Company’s auditor since 1924.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$147,002	$68,868
Restricted cash and cash equivalents	2,765	2,864
Marketable securities	—	70,164
Accounts and other receivables, net	15,609	17,870
Receivables from affiliates	—	636
Inventories, net	25,642	31,290
Prepaid expenses and other	2,630	2,276

Total current assets	193,648	193,968

Other assets:
Restricted cash and cash equivalents	25,475	25,770
Note receivable from affiliate	18,700	13,200
Marketable securities	34,435	26,350
Investment in Kronos Worldwide, Inc.	264,803	292,206
Goodwill	27,156	27,156
Other assets, net	2,753	2,523

Total other assets	373,322	387,205

Property and equipment:
Land	5,071	5,390
Buildings	23,161	23,181
Equipment	70,664	74,113
Construction in progress	2,028	722
	100,924	103,406
Less accumulated depreciation	71,742	74,712

Net property and equipment	29,182	28,694

Total assets	$596,152	$609,867

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2021	2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,408	$3,537
Accrued litigation settlement	11,830	11,830
Accrued and other current liabilities	12,017	13,388
Accrued environmental remediation and related costs	2,643	2,627
Payables to affiliates	691	665
Income taxes	8	5

Total current liabilities	30,597	32,052

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	90,297	89,731
Long-term litigation settlement	38,519	27,427
Deferred income taxes	44,056	50,119
Accrued pension costs	3,722	3,012
Other	3,490	4,279

Total noncurrent liabilities	180,584	175,068

Equity:
NL stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Common stock; $.125 par value; 150,000 shares authorized; 48,803 and 48,816 shares issued and outstanding	6,100	6,101
Additional paid-in capital	299,775	298,598
Retained earnings	297,351	300,442
Accumulated other comprehensive loss	(240,756)	(222,991)

Total NL stockholders' equity	362,470	382,150

Noncontrolling interest in subsidiary	22,501	20,597

Total equity	384,971	402,747

Total liabilities and equity	$596,152	$609,867

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2020	2021	2022

Net sales	$114,537	$140,815	$166,562
Cost of sales	81,689	98,066	117,763

Gross margin	32,848	42,749	48,799

Selling, general and administrative expense	21,031	22,223	23,363
Corporate expense	9,460	10,035	11,705

Income from operations	2,357	10,491	13,731

Equity in earnings of Kronos Worldwide, Inc.	19,437	34,323	31,873

Other income (expense):
Interest and dividend income	2,599	1,603	3,797
Marketable equity securities	(8,671)	16,229	(8,085)
Other components of net periodic pension and OPEB cost	(784)	(665)	(1,134)
Interest expense	(1,350)	(1,142)	(941)

Income before income taxes	13,588	60,839	39,241

Income tax expense (benefit)	(2,515)	7,479	2,785

Net income	16,103	53,360	36,456
Noncontrolling interest in net income of subsidiary	1,423	2,172	2,612

Net income attributable to NL stockholders	$14,680	$51,188	$33,844

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.30	$1.05	$.69

Weighted average shares used in the calculation of net income per share	48,776	48,797	48,811

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2020	2021	2022
Net income	$16,103	$53,360	$36,456

Other comprehensive income (loss), net of tax:
Currency translation	3,268	(1,660)	(6,956)
Defined benefit pension plans	(2,447)	12,236	24,611
Other postretirement benefit plans	(320)	(143)	110

Total other comprehensive income, net	501	10,433	17,765

Comprehensive income	16,604	63,793	54,221
Comprehensive income attributable to noncontrolling interest	1,423	2,172	2,612

Comprehensive income attributable to NL stockholders	$15,181	$61,621	$51,609

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2020, 2021 and 2022

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2019	$6,094	$299,102	$251,000	$(251,690)	$22,707	$327,213

Net income	—	—	14,680	—	1,423	16,103
Other comprehensive income, net of tax	—	—	—	501	—	501
Issuance of NL common stock	4	96	—	—	—	100
Dividends paid - $.16 per share	—	—	(7,805)	—	—	(7,805)
Dividends paid to noncontrolling interest	—	—	—	—	(676)	(676)
Other, net	—	(105)	—	—	18	(87)

Balance at December 31, 2020	6,098	299,093	257,875	(251,189)	23,472	335,349

Net income	—	—	51,188	—	2,172	53,360
Other comprehensive income, net of tax	—	—	—	10,433	—	10,433
Issuance of NL common stock	2	99	—	—	—	101
Dividends paid - $.24 per share	—	—	(11,712)	—	—	(11,712)
Dividends paid to noncontrolling interest	—	—	—	—	(1,324)	(1,324)
Other, net	—	583	—	—	(1,819)	(1,236)

Balance at December 31, 2021	6,100	299,775	297,351	(240,756)	22,501	384,971

Net income	—	—	33,844	—	2,612	36,456
Other comprehensive income, net of tax	—	—	—	17,765	—	17,765
Issuance of NL common stock	1	119	—	—	—	120
Dividends paid - $.63 per share	—	—	(30,753)	—	—	(30,753)
Dividends paid to noncontrolling interest	—	—	—	—	(4,304)	(4,304)
Other, net	—	(1,296)	—	—	(212)	(1,508)

Balance at December 31, 2022	$6,101	$298,598	$300,442	$(222,991)	$20,597	$402,747

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2020	2021	2022

Cash flows from operating activities:
Net income	$16,103	$53,360	$36,456
Depreciation and amortization	3,827	3,839	3,977
Deferred income taxes	(2,530)	7,453	2,291
Equity in earnings of Kronos Worldwide, Inc.	(19,437)	(34,323)	(31,873)
Dividends received from Kronos Worldwide, Inc.	25,356	25,356	26,766
Marketable equity securities	8,671	(16,229)	8,085
Benefit plan expense greater (less) than cash funding	(792)	(220)	130
Noncash interest expense	1,321	1,116	908
Other, net	93	(31)	(288)
Change in assets and liabilities:
Accounts and other receivables, net	1,121	(4,488)	(2,275)
Inventories, net	(193)	(7,479)	(5,832)
Prepaid expenses and other	(237)	(991)	353
Accounts payable and accrued liabilities	(13,163)	(9,399)	(10,395)
Income taxes	(77)	13	(3)
Accounts with affiliates	193	279	(662)
Accrued environmental remediation and related costs	(1,092)	(476)	(582)
Other noncurrent assets and liabilities, net	(141)	(171)	(125)

Net cash provided by operating activities	19,023	17,609	26,931

Cash flows from investing activities:
Capital expenditures	(1,740)	(4,094)	(3,695)
Note receivable from affiliate:
Collections	33,428	40,600	29,800
Loans	(34,828)	(29,800)	(24,300)
Purchases of marketable securities	—	—	(69,959)
Other, net	—	2	284

Net cash provided by (used in) investing activities	(3,140)	6,708	(67,870)

Cash flows from financing activities:
Dividends paid	(7,805)	(11,712)	(30,753)
Subsidiary treasury stock acquired	—	(1,311)	(1,744)
Dividends paid to noncontrolling interests in subsidiary	(676)	(1,324)	(4,304)

Net cash used in financing activities	(8,481)	(14,347)	(36,801)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2020	2021	2022
Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	$7,402	$9,970	$(77,740)
Balance at beginning of year	157,870	165,272	175,242
Balance at end of year	$165,272	$175,242	$97,502

Supplemental disclosures - cash paid for:
Interest	$27	$26	$34
Income taxes, net	46	32	1,140

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Note 1 - Summary of significant accounting policies:

Nature of our business - NL Industries, Inc. (NYSE: NL) is primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE American: CIX). We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc. (NYSE:  KRO).

Organization - At December 31, 2022, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2022 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

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

Cash and cash equivalents - We classify bank time deposits and highly liquid investments, including government and commercial notes and bills, with original maturities of three months or less as cash equivalents.

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

Marketable securities and securities transactions - We carry marketable debt and equity securities at fair value. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statement items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

We classify all of our marketable securities as available-for-sale. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes. We recognize unrealized gains or losses on the marketable equity securities in Marketable equity securities on our Consolidated Statements of Income. We base realized gains and losses upon the specific identification of the securities sold. See Notes 5 and 11.

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

Investment in Kronos Worldwide, Inc. - We account for our 31% non-controlling interest in Kronos by the equity method. Distributions received from Kronos are classified for statement of cash flow purposes using the “nature of distribution” approach under ASC Topic 230. See Note 6.

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

Income taxes - We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 16. As a member of the Contran Tax Group, we are party to a tax sharing agreement with Valhi and Contran which provides that we compute our provision for income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to our tax sharing agreement, we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made net payments to Valhi for income taxes of nil in each of 2020 and 2021 and $1.1 million in 2022.

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

Environmental remediation costs - We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to present value. We recognize any recoveries of remediation costs from other parties when we deem their receipt probable. At December 31, 2021 and 2022, we had not recognized any such receivables for recoveries. We expense any environmental remediation related legal costs as incurred. See Note 16.

Net sales - Our sales involve single performance obligations to ship our products pursuant to customer purchase orders. In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order verification notice generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. In accordance with ASC Topic 606, Revenue from Contracts with Customers, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery. Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment. In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g. when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our products. Prices for our products are based on terms specified in published list prices and purchase orders, which generally do not include financing components, noncash consideration or consideration paid to our customers. As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component. We state sales net of price, early payment and distributor discounts as well as volume rebates (collectively, variable consideration). Variable consideration, to the extent present, is not material and is recognized as the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period. Differences, if any, between estimates of the amount of variable consideration to which we will be entitled and the actual amount of such variable consideration have not been material in the past. We occasionally receive partial or full consideration from our customers prior to the completion of our performance obligation (shipment of product). We record estimated deferred revenue on the amount to which we are most likely to be entitled and deferred revenue is recognized into revenue as our performance obligation has been satisfied. Deferred revenue has not been material in the past. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

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

Note 2 - Business and geographic information:

We operate in the security products industry and marine components industry through our majority ownership of CompX. CompX manufactures and sells security products including locking mechanisms and other security products for sale to the postal, transportation, office and institutional furniture, cabinetry, tool storage, healthcare and other industries. CompX also manufactures and distributes wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats and performance boats.

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (as required by ASC 606).

	Years ended December 31,
	2020	2021	2022

	(In thousands)
Net sales:
Security Products	$87,863	$105,124	$114,519
Marine Components	26,674	35,691	52,043
Total	$114,537	$140,815	$166,562

For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer.

	Years ended December 31,
	2020	2021	2022

	(In thousands)
Net sales - point of destination:
United States	$107,712	$129,160	$153,982
Canada	4,423	8,061	9,227
Mexico	431	589	722
Other	1,971	3,005	2,631
Total	$114,537	$140,815	$166,562

Note 3 - Accounts and other receivables, net:

	December 31,
	2021	2022

	(In thousands)
Trade receivables - CompX	$15,616	$17,910
Accrued insurance recoveries	43	—
Other receivables	20	30
Allowance for doubtful accounts	(70)	(70)
Total	$15,609	$17,870

Accrued insurance recoveries are discussed in Note 16.

Note 4 - Inventories, net:

	December 31,
	2021	2022

	(In thousands)
Raw materials	$5,042	$6,245
Work in process	16,767	19,983
Finished products	3,833	5,062
Total	$25,642	$31,290

Note 5 - Marketable securities:

Our current marketable securities are invested in U.S. government treasuries with original maturities ranging in length from 4 months to 12 months.  The fair value of our current marketable securities are determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31).

Our noncurrent marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc. Our shares of Valhi common stock are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets and represent a Level 1 input within the fair value hierarchy.

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	gain (loss)

		(In thousands)
December 31, 2021
Noncurrent assets
Valhi common stock	1	$34,435	$24,347	$10,088

December 31, 2022
Current assets - fixed income securities	2	$70,164	$70,226	$(62)

Noncurrent assets
Valhi common stock	1	$26,350	$24,347	$2,003

At December 31, 2021 and 2022, we held approximately 1.2 million shares of our immediate parent company, Valhi. See Note 1. The per share quoted market price of Valhi common stock at December 31, 2021 and 2022 was $28.75 and $22.00, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 - Investment in Kronos Worldwide, Inc.:

At December 31, 2021 and 2022, we owned approximately 35.2 million shares of Kronos common stock. The per share quoted market price of Kronos common stock at December 31, 2021 and 2022 was $15.01 and $9.40 per share, respectively, or an aggregate market value of $528.6 million and $331.1 million, respectively. The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Years ended December 31,
	2020	2021	2022

	(In millions)
Balance at the beginning of the period	$248.4	$242.4	$264.8
Equity in earnings of Kronos	19.4	34.3	31.9
Dividends received from Kronos	(25.4)	(25.4)	(26.8)
Equity in Kronos' other comprehensive income (loss):
Currency translation	4.1	(2.1)	(8.8)
Defined benefit pension plans	(3.7)	15.6	30.9
Other postretirement benefit plans	(.1)	—	—
Other	(.3)	—	.2
Balance at the end of the period	$242.4	$264.8	$292.2

Selected financial information of Kronos is summarized below:

	December 31,
	2021	2022

	(In millions)
Current assets	$1,258.0	$1,242.2
Property and equipment, net	503.4	484.5
Investment in TiO2 joint venture	101.9	112.9
Other noncurrent assets	149.5	94.8
Total assets	$2,012.8	$1,934.4

Current liabilities	$288.8	$326.7
Long-term debt	449.8	424.1
Accrued pension costs	287.4	128.6
Other noncurrent liabilities	116.6	97.8
Stockholders’ equity	870.2	957.2
Total liabilities and stockholders’ equity	$2,012.8	$1,934.4

	Years ended December 31,
	2020	2021	2022

	(In millions)
Net sales	$1,638.8	$1,939.4	$1,930.2
Cost of sales	1,287.6	1,493.2	1,539.1
Income from operations	116.2	187.1	159.6
Income tax expense	16.1	40.5	29.4
Net income	63.9	112.9	104.5

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

In 2020, 2021 and 2022, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing. No impairment was indicated as part of such annual review of goodwill. As permitted by GAAP, during 2020, 2021 and 2022 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test. Prior to 2020, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired, and all of the goodwill related to our wholly-owned subsidiary EWI Re, Inc., (EWI) which was formerly an insurance brokerage and risk management services company (which aggregated $6.4 million), was impaired. Our gross goodwill at December 31, 2022 was $43.7 million.

Note 8 - Other assets, net:

	December 31,
	2021	2022

	(In thousands)
Pension asset	$1,356	$1,105
Other	1,397	1,418
Total	$2,753	$2,523

Note 9 - Accrued and other current liabilities:

	December 31,
	2021	2022

	(In thousands)
Employee benefits	$10,345	$11,023
Other	1,672	2,365
Total	$12,017	$13,388

Note 10 - Long-term debt:

In November 2016, we entered into a financing transaction with Valhi. Previously, and in contemplation of the financing transaction described herein, we formed NLKW Holding, LLC and capitalized it with 35.2 million shares of the common stock of Kronos held by us.

The financing transaction consisted of two steps. Under the first step, NLKW entered into a $50 million revolving credit facility (the “Valhi Credit Facility”) pursuant to which NLKW can borrow up to $50 million from Valhi (with such commitment amount subject to increase from time to time at Valhi’s sole discretion). Proceeds from any borrowings by NLKW under the Valhi Credit Facility would be available for one or more loans from NLKW to us in accordance with the terms of the second step of the financing transaction: a Back-to-Back Credit Facility, as described below. Outstanding borrowings under the Valhi Credit Facility bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on the maturity date. The maximum principal amount which may be outstanding from time-to-time under the Valhi Credit Facility is limited to 50% of the amount determined by multiplying the number of shares of Kronos common stock pledged by the most recent closing price of such security on the New York Stock Exchange. Borrowings under the Valhi Credit Facility are collateralized by the assets of NLKW (consisting primarily of the shares of Kronos common stock pledged) and 100% of the membership interest in NLKW held by us. The Valhi Credit Facility contains a number of covenants and restrictions which, among other things, restrict NLKW’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NLKW’s assets to, another entity, and require NLKW to maintain a minimum specified level of consolidated net worth. Upon an event of default, Valhi will be entitled to terminate its commitment to make further loans to NLKW, to declare the outstanding loans (with interest) immediately due and payable, and, in the case of certain insolvency events with respect to NLKW or us, to exercise its rights with respect to the collateral. Such collateral rights include the right to purchase all of the shares of Kronos common stock pledged at a purchase price equal to the aggregate market value of such stock (with such market value determined by an independent third-party valuation provider), less amounts owing to Valhi under the Valhi Credit Facility, with up to 50% of such purchase price being payable by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, and with the remainder of such purchase price payable in cash at the date of purchase.

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

In November 2022, NLKW and Valhi entered into a first amendment to the Valhi Credit Facility to extend the latest maturity date (and consequently the latest borrowing date) under the Valhi Credit Facility from December 31, 2023 to December 31, 2030; and NLKW and NL entered into a first amendment to the Back-to-Back Credit Facility to extend the latest maturity date (and consequently the latest borrowing date) under the Back-to-Back Credit Facility from December 31, 2023 to December 31, 2030. The related collateral arrangements remained unchanged by these amendments.

We had outstanding borrowings under the Valhi Credit Facility of $.5 million as of December 31, 2021 and 2022. The interest rate as of December 31, 2022 was 9.4% and the average interest rate for the year then ended was 6.7%. See Note 15. NLKW is in compliance with all of the covenants contained in the Valhi Credit Facility at December 31, 2022.

Note 11 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans. Company contributions are based on matching or other formulas. Defined contribution plan expense approximated $3.0 million in 2020, $3.7 million in 2021 and $3.9 million in 2022.

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

In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in” with a specialist insurer of defined benefit pension plans. Following the buy-in, individual policies will replace the bulk annuity policy in a “buy-out” which is expected to be completed in 2023. The buy-out is expected to be completed with existing plan funds. At the completion of the buy-out we will remove the assets and liabilities of the U.K. pension plan from our Consolidated Financial Statements and a final plan settlement gain or loss (which we are currently unable to estimate) will be included in net periodic pension cost. At December 31, 2022, the U.K. plan had a benefit obligation of $5.8 million, plan assets of $6.9 million and a pension plan asset of $1.1 million was recognized in our Consolidated Balance Sheet.

We expect to contribute approximately $1.2 million to our defined benefit pension plans during 2023. Benefit payments to all plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In thousands)
2023	$3,441
2024	3,368
2025	3,295
2026	3,237
2027	3,164
Next 5 years	14,426

The funded status of our defined benefit pension plans is presented in the table below.

	December 31,
	2021	2022

	(In thousands)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$52,873	$50,367
Interest cost	947	1,138
Plan settlement	—	(188)
Actuarial (gains) losses	295	(10,777)
Change in currency exchange rates	(73)	(965)
Benefits paid	(3,675)	(3,485)
Benefit obligations at end of the year	50,367	36,090

Change in plan assets:
Fair value of plan assets at beginning of the year	50,260	47,940
Actual return on plan assets	226	(10,263)
Employer contributions	1,169	1,228
Change in currency exchange rates	(40)	(1,294)
Benefits paid	(3,675)	(3,485)
Fair value of plan assets at end of year	47,940	34,126
Funded status	$(2,427)	$(1,964)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$1,356	$1,105
Accrued pension costs:
Current	(61)	(57)
Noncurrent	(3,722)	(3,012)
Total	(2,427)	(1,964)

Accumulated other comprehensive loss - actuarial losses, net	28,265	27,530
Total	$25,838	$25,566

Accumulated benefit obligations (ABO)	$50,367	$36,090

The amounts shown in the table above for actuarial (gains) losses at December 31, 2021 and 2022 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2021 and 2022.

The total net underfunded status of our defined benefit pension plans decreased from $2.4 million at December 31, 2021 to $2.0 million at December 31, 2022 due to the change in our PBO exceeding the change in plan assets during 2022. The decrease in our PBO in 2022 was primarily attributable to actuarial gains due to the increase in discount rates from year end 2021. The decrease in our plan assets in 2022 was primarily attributable to negative plan asset returns in 2022.

The table below details the changes in other comprehensive income (loss) during 2020, 2021 and 2022.

	Years ended December 31,
	2020	2021	2022

	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss) arising during the year	$(934)	$1,618	$(1,034)
Plan settlement	—	—	104
Amortization of unrecognized net actuarial gain (loss)	1,412	(1,562)	1,664
Total	$478	$56	$734

The components of our net periodic defined benefit pension cost are presented in the table below. The amounts shown below for recognized actuarial losses in 2020, 2021 and 2022, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income at December 31, 2019, 2020 and 2021, respectively.

	Years ended December 31,
	2020	2021	2022

	(In thousands)
Net periodic pension cost:
Interest cost	$1,483	$947	$1,138
Expected return on plan assets	(1,850)	(1,603)	(1,552)
Plan settlement	—	—	104
Recognized actuarial losses	1,412	1,562	1,664
Total	$1,045	$906	$1,354

Certain information concerning our defined benefit pension plans (including information concerning certain plans for which ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2021	2022

	(In thousands)
PBO at end of the year:
U.S. plan	$40,254	$30,254
U.K. plan	10,113	5,836
Total	$50,367	$36,090
Fair value of plan assets at end of the year:
U.S. plan	$36,471	$27,185
U.K. plan	11,469	6,941
Total	$47,940	$34,126

Plans for which the ABO exceeds plan assets (only our U.S. plan):
PBO	$40,254	$30,254
ABO	40,254	30,254
Fair value of plan assets	36,471	27,185

The weighted-average discount rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2021 and 2022 are 2.3% and 5.1%, respectively. Such weighted-average rates were determined using the projected benefit obligations at each date. Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable. Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2021 and 2022.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2020, 2021 and 2022 are presented in the table below. Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2020	2021	2022
Discount rate	2.9%	2.1%	2.3%
Long-term rate of return on plan assets	4.2%	3.3%	3.3%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

In determining the expected long-term rate of return on our U.S. and non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. In the U.S. we currently have a plan asset target allocation of 34% to equity securities, 59% to fixed income securities, and the remainder is allocated to multi-asset strategies. The expected long-term rate of return for such investments is approximately 7%, 5% and 4%, respectively (before plan administrative expenses). Approximately 90% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy. The non-U.S. plan assets are invested primarily in insurance contracts and are a Level 3 input.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by fair value level at December 31, 2021 and 2022 is shown in the table below.

	Fair Value Measurements
		Quoted prices	Significant other	Significant
		in active	observable	unobservable	Assets measured
	Total	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	at NAV

	(In thousands)
December 31, 2021:
U.S.
Equities	$12,951	$831	$—	$108	$12,012
Fixed income	21,299	—	—	—	21,299
Cash and other	2,221	1,352	—	—	869
U.K. - Other	11,469	1,324	—	10,145	—
Total	$47,940	$3,507	$—	$10,253	$34,180

	Fair Value Measurements
		Quoted prices	Significant other	Significant
		in active	observable	unobservable	Assets measured
	Total	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	at NAV

	(In thousands)
December 31, 2022:
U.S.
Equities	$8,591	$694	$—	$—	$7,897
Fixed income	15,954	149	—	—	15,805
Cash and other	2,640	1,903	—	44	693
U.K. - Other	6,941	1,104	—	5,837	—
Total	$34,126	$3,850	$—	$5,881	$24,395

As noted above, in March 2021 we purchased a bulk annuity for our U.K. pension plan and such annuity is considered a Level 3 asset included with “U.K. – Other” in the table above.

Note 12 - Other noncurrent liabilities:

	December 31,
	2021	2022

	(In thousands)
Reserve for uncertain tax positions	$1,724	$2,714
OPEB	787	637
Insurance claims and expenses	632	625
Other	347	303
Total	$3,490	$4,279

Our reserve for uncertain tax positions is discussed in Note 13.

Note 13 - Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate are presented below.

	Years ended December 31,
	2020	2021	2022

	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$2.9	$12.8	$8.2
Nontaxable dividends received from Kronos	(5.3)	(5.3)	(5.6)
U.S. state income taxes and other, net	(.1)	—	.2
Income tax expense (benefit)	$(2.5)	$7.5	$2.8

Components of income tax expense (benefit):
Currently payable	$—	$—	$.5
Deferred income tax expense (benefit)	(2.5)	7.5	2.3
Income tax expense (benefit)	$(2.5)	$7.5	$2.8

Comprehensive provision (benefit) for income taxes allocable to:
Net income	$(2.5)	$7.5	$2.8
Additional paid-in capital	(.1)	—	—
Other comprehensive income:
Currency translation	.9	(.4)	(1.8)
Pension plans	(.7)	3.2	6.5
OPEB plans	(.1)	—	.1
Total	$(2.5)	$10.3	$7.6

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $25.4 million in each of 2020 and 2021 and $26.8 million in 2022. See Note 6.

The components of the net deferred tax liability at December 31, 2021 and 2022 are summarized in the following table.

	December 31,
	2021		2022
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Tax effect of temporary differences related to:
Inventories	$.5	$—	$.4	$—
Marketable securities	—	(7.0)	—	(5.3)
Property and equipment	—	(2.7)	—	(2.0)
Accrued OPEB costs	.2	—	.2	—
Accrued pension costs	.5	—	.4	—
Accrued employee benefits	1.3	—	1.3	—
Accrued environmental liabilities	26.7	—	24.3	—
Goodwill	—	(1.7)	—	(1.7)
Other accrued liabilities and deductible differences	.2	—	.2	—
Other taxable differences	—	(2.3)	—	(2.4)
Investment in Kronos Worldwide, Inc.	—	(59.8)	—	(65.5)
Adjusted gross deferred tax assets (liabilities)	29.4	(73.5)	26.8	(76.9)
Netting of items by tax jurisdiction	(29.4)	29.4	(26.8)	26.8
Net noncurrent deferred tax liability	$—	$(44.1)	$—	$(50.1)

At December 31, 2022, we had NOL carryforwards for federal income tax purposes of approximately $21.9 million all of which have an indefinite carryforward period subject to an 80% annual usage limitation. Our deferred tax asset for such NOL carryforward is net of a portion of our uncertain tax positions as discussed below.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

At December 31, 2020, 2021, and 2022, the gross amount of our uncertain tax positions (exclusive of the effect of interest and penalties) was $7.3 million, and there was no change in such amount during the past three years. Previously, we made certain pro-rata distributions to our stockholders in the form of Kronos common stock and we recognized a taxable gain related to such distributions. Our uncertain tax positions are attributable to such prior period distribution of Kronos common stock. As discussed in Note 1, we are part of the Contran Tax Group and we have not paid this liability because Contran has not paid the liability to the applicable tax authority. This liability would be payable by Contran to the applicable tax authority only if the shares of Kronos common stock were to be sold or otherwise disposed outside of the Contran Tax Group. At December 31, 2022, $4.6 million of our uncertain tax position is classified as a component of our noncurrent deferred tax liability. If our uncertain tax position at December 31, 2022 was recognized, a benefit of $7.3 million would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. Our U.S. income tax returns prior to 2019 are generally considered closed to examination by applicable tax authorities.

Income tax matters related to Kronos

Kronos has substantial net operating loss (NOL) carryforwards in Germany (the equivalent of $414 million for German corporate tax purposes at December 31, 2022) and in Belgium (the equivalent of $13 million for Belgian corporate tax purposes at December 31, 2022). At December 31, 2022, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if Kronos were to generate additional losses in its German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary). Pursuant to the one-time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized current income tax expense of $74.5 million and elected to pay such tax over an eight year period beginning in 2018. At December 31, 2022 the balance of its unpaid Transition Tax is $44.7 million, which will be paid in annual installments over the remainder of the eight-year period, which ends in 2025. Of such $44.7 million, $33.5 million is recorded as a noncurrent payable to affiliate (income taxes payable to Valhi) classified as a noncurrent liability in its Consolidated Balance Sheet at December 31, 2022, and $11.2 million is included with its current payable to affiliate (income taxes payable to Valhi) classified as a current liability (a portion of its noncurrent income tax payable to affiliate was reclassified to its current payable to affiliate for the portion of its 2022 Transition Tax installment due within the next twelve months).

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, modifications to the limitation of business interest for tax years beginning in 2019 and 2020 and technical corrections to tax depreciation methods for qualified improvement property. The 2017 Tax Act limited Kronos’ business interest expense to the sum of its business interest income and 30% of its adjusted taxable income as defined in the Tax Act. Any business interest expense disallowed as a deduction as a result of the limitation may be carried forward indefinitely. Kronos determined its interest expense was limited under these provisions and recorded deferred tax assets for the carryforwards associated with the nondeductible portion of its interest expense. Kronos also concluded that it is required to recognize a valuation allowance for such deferred tax asset under the more-likely-than-not recognition criteria. The CARES Act modification to the business interest provisions increased the business interest limitation from 30% of adjusted taxable income to 50% of adjusted taxable income which increased Kronos’ allowable interest expense deduction for 2019 and 2020. Consequently, in the first quarter of 2020 Kronos recognized a cash tax benefit of $.5 million related to the reversal of the valuation allowance recognized in 2019 for the portion of the disallowed interest expense Kronos did not expect to fully utilize at December 31, 2019 and Kronos has considered such modifications in its 2020 provision for income taxes. The CARES Act provisions expired at the end of 2020, and in 2021 Kronos recognized additional disallowed interest expense and increased the valuation allowance by $2.8 million for the portion of the carryforward Kronos believed did not meet the more-likely-than-not measurement criteria. During 2022, Kronos determined it was able to utilize a portion of the business interest expense carryforward and accordingly it recognized an aggregate non-cash income tax benefit of $3.5 million as a reduction of the valuation allowance.

On August 16, 2022, the Inflation Reduction Act was signed into law. Among other things, this legislation provides for a 15% corporate alternative minimum tax on certain large corporations, imposes a 1% excise tax on qualifying stock buybacks occurring after December 31, 2022, and provides for certain energy-related tax credits. Kronos has evaluated the relevant provisions of the Act and does not expect them to have a material impact on its tax provision.

Tax authorities may in the future examine certain of Kronos’ U.S. and non-U.S. tax returns and may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, Kronos cannot guarantee that these tax matters, if any, will be resolved in Kronos’ favor, and therefore its potential exposure, if any, is also uncertain. Kronos believes it has adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. Kronos believes the ultimate disposition of tax examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 14 - Stockholders’ equity:

Long-term incentive compensation plan - We have a long-term incentive plan that provides for the award of stock to our board of directors, up to a maximum of 200,000 shares. We awarded 33,250 shares in 2020, 13,750 shares in 2021 and 15,000 shares in 2022 under this plan. At December 31, 2022, 51,150 shares were available for future grants.

Long-term incentive compensation plans of subsidiaries and affiliates - CompX and Kronos each have a share-based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors. At December 31, 2022, Kronos had 111,800 shares available for award and CompX had 131,050 shares available for award.

Dividends - During 2020, 2021 and 2022 our board of directors approved and we paid quarterly dividends of $.04, $.06 and $.07, respectively, per share to stockholders aggregating $7.8 million, $11.7 million and $13.7 million, respectively. In addition, our board of directors declared a special dividend on our common stock which totaled $17.1 million ($.35 per share) that we paid on August 31, 2022. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Years ended December 31,
	2020	2021	2022

	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(172,843)	$(169,575)	$(171,235)
Other comprehensive income (loss)	3,268	(1,660)	(6,956)
Balance at end of period	$(169,575)	$(171,235)	$(178,191)

Defined benefit pension plans:
Balance at beginning of period	$(78,257)	$(80,704)	$(68,468)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	4,330	4,813	3,592
Net actuarial gain (loss) arising during the year	(6,777)	7,423	20,881
Plan settlement	—	—	138
Balance at end of period	$(80,704)	$(68,468)	$(43,857)

OPEB plans and other:
Balance at beginning of period	$(590)	$(910)	$(1,053)
Other comprehensive income (loss):
Amortization of net gain included in net periodic OPEB cost	(320)	(143)	(369)
Net actuarial gain arising during the year	—	—	529
Change in value of debt securities	—	—	(50)
Balance at end of period	$(910)	$(1,053)	$(943)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(251,690)	$(251,189)	$(240,756)
Other comprehensive income	501	10,433	17,765
Balance at end of period	$(251,189)	$(240,756)	$(222,991)

See Note 5 for further discussion on our marketable securities and Note 11 for amounts related to our defined benefit pension plans.

Other – During 2022, we purchased 2,000 shares of our common stock from Kronos for a nominal amount in a private transaction that was approved in advance by our independent directors. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.

During 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million under prior repurchase authorizations. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of its affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. During 2021, CompX purchased 75,000 shares of its Class A common stock in a market transaction for approximately $1.3 million. At December 31, 2022, 523,647 shares were available for purchase under CompX’s prior repurchase authorizations.

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

Current receivables and payables to affiliates are summarized in the table below:

	December 31,
	2021	2022

	(In thousands)
Current receivables from affiliates:
Income taxes receivable from Valhi	$—	$636

Current payables to affiliates:
Other - trade items	$682	$665
Income taxes payable to Valhi	9	—
Total	$691	$665

From time to time, we may have loans and advances outstanding between us and various related parties, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans. NLKW had borrowings outstanding of $.5 million as of December 31, 2021 and 2022 under the Valhi Credit Facility, and we incurred a nominal amount of interest expense under such credit facility for the years ended December 31, 2020, 2021 and 2022. See Note 10. In addition, prior to 2020, CompX entered into an unsecured revolving demand promissory note with Valhi under which, as amended, CompX has agreed to loan Valhi up to $25 million. CompX’s loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2024. Loans made to Valhi at any time are at CompX’s discretion. At December 31, 2021 and 2022, the outstanding principal balance receivable from Valhi under the promissory note was $18.7 million and $13.2 million, respectively. Interest income (including unused commitment fees) on CompX’s loan to Valhi was $1.5 million in 2020, $1.2 million in 2021 and $1.0 million in 2022.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the Company on a fee basis. Such fees are based on the compensation of individual Contran employees providing services for us and/or estimates of time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We, CompX and Kronos negotiate fees annually and agreements renew quarterly. The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods) aggregated approximately $33.4 million in 2020, $33.2 million in 2021 and $33.5 million in 2022.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company, a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. During 2020, 2021 and 2022 we paid $22.2 million, $26.3 million and $24.3 million, respectively, under the group insurance program (including amounts attributable to Kronos for all periods, including its Louisiana Pigment Company joint venture) which amounts principally represent insurance premiums, including $15.6 million, $19.5 million and $18.2 million in 2020, 2021 and 2022, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2023.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data services program that Contran provides for primary data processing and failover. The program apportions its costs among the participating companies. The aggregate amount Kronos paid to Contran for such services was $.3 million in each of 2020, 2021 and 2022. Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran. Kronos paid Contran $.4 million in both 2020 and 2021 and $.5 million in 2022 for such rent and related ancillary services. We expect that these relationships with Contran will continue in 2023.

Note 16 - Commitments and contingencies:

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

Accordingly we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases filed by or on behalf of states, counties, cities or their public housing authorities and school districts, or those asserted as class actions. In addition, we have determined that liability to us which may result, if any, cannot be reasonably estimated at this time because there is no prior history of a loss of this nature on which an estimate could be made and there is no substantive information available upon which an estimate could be based.

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). Our sixth installment will be made with funds already on deposit at the court, which is included in noncurrent restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us). Pursuant to the settlement agreement, we placed an additional $9.0 million into an escrow account which is included in noncurrent restricted cash on our Consolidated Balance Sheets.

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We made the initial $25.0 million payment in September 2019 and the first, second and third annual installment payments of $12.0 million each in September 2020, 2021, and 2022. We recognized an aggregate accretion expense of $1.3 million, $1.1 million, and $.9 million in 2020, 2021, and 2022 respectively.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2021 and 2022, we had not recognized any receivables for recoveries.

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

	Years ended December 31,
	2020	2021	2022

	(In thousands)
Balance at the beginning of the period	$94,508	$93,416	$92,940
Additions charged to expense, net	82	788	486
Payments, net	(1,174)	(1,264)	(1,068)

Balance at the end of the period	$93,416	$92,940	$92,358

Amounts recognized in the balance sheet:
Current liability	$2,027	$2,643	$2,627
Noncurrent liability	91,389	90,297	89,731

Balance at the end of the period	$93,416	$92,940	$92,358

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At December 31, 2022, we had accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $119 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2022, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Products operations accounted for approximately 48% of total sales in 2020, 51% in 2021 and 52% in 2022. One customer of CompX’s Security Products business accounted for 17% of total sales in 2020, 16% in 2021 and 14% in 2022. One customer of CompX’s Marine Components business accounted for 12% of consolidated sales in 2022.

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

Note 17 - Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2021 and 2022:

	December 31, 2021		December 31, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$175,242	$175,242	$97,502	$97,502

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.