Form 10-Q
period 2023-03-31
NL INDUSTRIES INC
filed 2023-05-03
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on April 28, 2023  48,815,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2022	2023
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,868	$48,146
Restricted cash and cash equivalents	2,864	2,865
Marketable securities	70,164	95,688
Accounts and other receivables, net	17,870	18,713
Receivables from affiliates	636	889
Inventories, net	31,290	30,235
Prepaid expenses and other	2,276	2,103

Total current assets	193,968	198,639

Other assets:
Restricted cash and cash equivalents	25,770	25,870
Note receivable from affiliate	13,200	12,200
Marketable securities	26,350	20,852
Investment in Kronos Worldwide, Inc.	292,206	278,449
Goodwill	27,156	27,156
Other assets, net	2,523	2,891

Total other assets	387,205	367,418

Property and equipment:
Land	5,390	5,389
Buildings	23,181	23,181
Equipment	74,113	74,377
Construction in progress	722	399
	103,406	103,346
Less accumulated depreciation	74,712	75,432

Net property and equipment	28,694	27,914

Total assets	$609,867	$593,971

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2022	2023
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,537	$3,925
Accrued litigation settlement	11,830	11,887
Accrued and other current liabilities	13,388	8,349
Accrued environmental remediation and related costs	2,627	1,889
Payables to affiliates	665	665
Income taxes	5	5

Total current liabilities	32,052	26,720

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	89,731	89,633
Long-term litigation settlement	27,427	27,557
Deferred income taxes	50,119	51,017
Accrued pension costs	3,012	3,063
Other	4,279	4,205

Total noncurrent liabilities	175,068	175,975

Equity:
NL stockholders' equity:
Common stock	6,101	6,101
Additional paid-in capital	298,598	298,252
Retained earnings	300,442	290,309
Accumulated other comprehensive loss	(222,991)	(224,368)

Total NL stockholders' equity	382,150	370,294

Noncontrolling interest in subsidiary	20,597	20,982

Total equity	402,747	391,276

Total liabilities and equity	$609,867	$593,971

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Net sales	$42,050	$41,151
Cost of sales	29,970	28,447

Gross margin	12,080	12,704

Selling, general and administrative expense	5,774	5,664
Corporate expense	2,436	2,843

Income from operations	3,870	4,197

Equity in earnings (losses) of Kronos Worldwide, Inc.	17,533	(4,637)

Other income (expense):
Interest and dividend income	309	1,965
Marketable equity securities	671	(5,498)
Other components of net periodic pension and OPEB cost	(223)	(346)
Interest expense	(246)	(199)

Income (loss) before income taxes	21,914	(4,518)

Income tax expense	2,705	1,421

Net income (loss)	19,209	(5,939)
Noncontrolling interest in net income of subsidiary	652	777

Net income (loss) attributable to NL stockholders	$18,557	$(6,716)

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$.38	$(.14)

Weighted average shares used in the calculation of net income per share	48,803	48,816

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Net income (loss)	$19,209	$(5,939)

Other comprehensive income (loss), net of tax:
Currency translation	1,580	(1,666)
Defined benefit pension plans	873	393
Marketable debt securities	—	(48)
Other postretirement benefit plans	(68)	(60)

Total other comprehensive income (loss), net	2,385	(1,381)

Comprehensive income (loss)	21,594	(7,320)
Comprehensive income attributable to noncontrolling interest	652	773

Comprehensive income (loss) attributable to NL stockholders	$20,942	$(8,093)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended March 31, 2022 and 2023 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2021	$6,100	$299,775	$297,351	$(240,756)	$22,501	$384,971
Net income	—	—	18,557	—	652	19,209
Other comprehensive income, net of tax	—	—	—	2,385	—	2,385
Dividends paid - $.07 per share	—	—	(3,416)	—	—	(3,416)
Dividends paid to noncontrolling interest	—	—	—	—	(406)	(406)
Other, net	—	435	—	—	—	435

Balance at March 31, 2022	$6,100	$300,210	$312,492	$(238,371)	$22,747	$403,178

Balance at December 31, 2022	$6,101	$298,598	$300,442	$(222,991)	$20,597	$402,747
Net income (loss)	—	—	(6,716)	—	777	(5,939)
Other comprehensive loss, net of tax	—	—	—	(1,377)	(4)	(1,381)
Dividends paid - $.07 per share	—	—	(3,417)	—	—	(3,417)
Dividends paid to noncontrolling interest	—	—	—	—	(388)	(388)
Other, net	—	(346)	—	—	—	(346)

Balance at March 31, 2023	$6,101	$298,252	$290,309	$(224,368)	$20,982	$391,276

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$19,209	$(5,939)
Depreciation and amortization	961	1,010
Deferred income taxes	2,688	1,362
Equity in (earnings) losses of Kronos Worldwide, Inc.	(17,533)	4,637
Dividends received from Kronos Worldwide, Inc.	6,692	6,692
Marketable equity securities	(671)	5,498
Noncash interest expense	239	187
Benefit plan expense less than cash funding	306	330
Other, net	(73)	(808)
Change in assets and liabilities:
Accounts and other receivables, net	(2,172)	(845)
Inventories, net	(2,490)	1,012
Prepaid expenses and other	(1,037)	172
Accounts payable and accrued liabilities	(2,966)	(4,498)
Accounts with affiliates	7	(253)
Accrued environmental remediation and related costs	(35)	(836)
Other noncurrent assets and liabilities, net	(130)	(443)

Net cash provided by operating activities	2,995	7,278

Cash flows from investing activities:
Capital expenditures	(1,717)	(270)
Marketable securities:
Purchases	—	(32,824)
Proceeds from maturities	—	8,000
Note receivable from affiliate:
Collections	7,700	7,800
Loans	(7,100)	(6,800)

Net cash used in investing activities	(1,117)	(24,094)

Cash flows from financing activities:
Dividends paid	(3,416)	(3,417)
Dividends paid to noncontrolling interests in subsidiary	(406)	(388)

Net cash used in financing activities	(3,822)	(3,805)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(1,944)	(20,621)
Balance at beginning of year	175,242	97,502

Balance at end of period	$173,298	$76,881

Supplemental disclosures - cash paid for:
Interest	$6	$12
Income taxes, net	9	171

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2023, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 92% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2023 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (Kronos). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 8, 2023 (the “2022 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	March 31,
	2022	2023

	(In thousands)
Trade receivables - CompX	$17,910	$18,751
Other receivables	30	32
Allowance for doubtful accounts	(70)	(70)
Total	$17,870	$18,713

Note 3 – Inventories, net:

	December 31,	March 31,
	2022	2023

	(In thousands)
Raw materials	$6,245	$6,014
Work in process	19,983	19,337
Finished products	5,062	4,884
Total	$31,290	$30,235

Note 4 – Marketable securities:

Our current marketable securities are invested in U.S. government treasuries with original maturities ranging in length from 4 months to 12 months.  The fair value of our current marketable securities are determined using Level 2 inputs (because although these securities are traded, in many cases the market is not active and the period-end valuation is generally based on the last trade of the period, which may be several days prior to the end of the period).

Our noncurrent marketable securities consist of our investment in the publicly-traded shares of our immediate parent company Valhi, Inc. Our shares of Valhi common stock are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets and represent a Level 1 input within the fair value hierarchy.

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	gain (loss)

		(In thousands)
December 31, 2022
Current assets
Fixed income securities	2	$70,164	$70,226	(62)
Noncurrent assets
Valhi common stock	1	$26,350	$24,347	$2,003

March 31, 2023
Current assets
Fixed income securities	2	$95,688	$95,830	$(142)
Noncurrent assets
Valhi common stock	1	$20,852	$24,347	$(3,495)

At December 31, 2022 and March 31, 2023, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2022 and March 31, 2023, the quoted per share market price of Valhi common stock was $22.00 and $17.41, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2022 and March 31, 2023, we owned approximately 35.2 million shares of Kronos common stock. At March 31, 2023, the quoted market price of Kronos’ common stock was $9.21 per share, or an aggregate market value of $324.4 million. At December 31, 2022, the quoted market price was $9.40 per share, or an aggregate market value of $331.1 million.

The change in the carrying value of our investment in Kronos during the first three months of 2023 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$292.2
Equity in loss of Kronos	(4.6)
Dividends received from Kronos	(6.7)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(2.1)
Defined benefit pension plans	.1
Other	(.4)
Balance at the end of the period	$278.5

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2022	2023

	(In millions)
Current assets	$1,242.2	$1,135.1
Property and equipment, net	484.5	489.9
Investment in TiO2 joint venture	112.9	113.6
Other noncurrent assets	94.8	92.9
Total assets	$1,934.4	$1,831.5

Current liabilities	$326.7	$259.7
Long-term debt	424.1	433.5
Accrued pension costs	128.6	129.3
Other noncurrent liabilities	97.8	96.9
Stockholders’ equity	957.2	912.1
Total liabilities and stockholders’ equity	$1,934.4	$1,831.5

	Three months ended
	March 31,
	2022	2023

	(In millions)
Net sales	$562.9	$426.3
Cost of sales	413.6	395.5
Income (loss) from operations	83.3	(18.3)
Income tax expense (benefit)	18.3	(6.9)
Net income (loss)	57.5	(15.2)

Note 6 – Other assets, net:

	December 31,	March 31,
	2022	2023

	(In thousands)
Pension asset	$1,105	$1,183
Other	1,418	1,708
Total	$2,523	$2,891

Note 7 – Accrued and other current liabilities:

	December 31,	March 31,
	2022	2023

	(In thousands)
Employee benefits	$11,023	$5,723
Other	2,365	2,626
Total	$13,388	$8,349

Note 8 – Long-term debt:

During the first three months of 2023, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At March 31, 2023, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the three months ended March 31, 2023 was 9.56%. The interest rate under this facility as of March 31, 2023 was 9.88%. We are in compliance with all covenants at March 31, 2023.

Note 9 – Other noncurrent liabilities:

	December 31,	March 31,
	2022	2023

	(In thousands)
Reserve for uncertain tax positions	$2,714	$2,714
OPEB	637	607
Insurance claims and expenses	625	535
Other	303	349
Total	$4,279	$4,205

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2022	2023

	(In thousands)
Net sales:
Security Products	$29,581	$27,342
Marine Components	12,469	13,809
Total	$42,050	$41,151

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2022	2023

	(In thousands)
Interest cost	$297	$450
Expected return on plan assets	(392)	(414)
Recognized actuarial losses	373	358
Total	$278	$394

We currently expect our 2023 contributions to our defined benefit pension plans to be approximately $1.2 million.

Note 12 – Income taxes:

	Three months ended
	March 31,
	2022	2023

	(In thousands)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$4,602	$(949)
Rate differences on equity in earnings of Kronos, net of dividends	(1,914)	2,305
U.S. state income taxes and other, net	17	65
Income tax expense	$2,705	$1,421

Comprehensive provision for income taxes allocable to:
Net income	$2,705	$1,421
Additional paid-in capital	116	(92)
Other comprehensive income (loss):
Currency translation	420	(443)
Pension plans	232	104
Other	(18)	(34)
Total	$3,455	$956

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $6.7 million in each of the first three months of 2022 and 2023. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos represent the income tax expense (benefit) associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

Note 13 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended
	March 31,
	2022	2023

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(171,235)	$(178,191)
Other comprehensive income (loss)	1,580	(1,666)
Balance at end of period	$(169,655)	$(179,857)

Defined benefit pension plans:
Balance at beginning of period	$(68,468)	$(43,857)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	873	393
Balance at end of period	$(67,595)	$(43,464)

OPEB plans and other:
Balance at beginning of period	$(1,053)	$(893)
Other comprehensive loss -
Amortization of net gain included in net periodic OPEB cost	(68)	(60)
Balance at end of period	$(1,121)	$(953)

Marketable debt securities:
Balance at beginning of period	$—	$(50)
Other comprehensive loss - unrealized loss arising during the period	—	(44)
Balance at end of period	$—	$(94)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(240,756)	$(222,991)
Other comprehensive income (loss)	2,385	(1,377)
Balance at end of period	$(238,371)	$(224,368)

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we have three annual installment payments remaining ($12.0 million for the next two installments and $16.7 million for the final installment). Our final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us).  See Note 16 to our 2022 Annual Report.

New cases may continue to be filed against us. We do not know if we will incur liability in the future in respect to any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings. In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against us or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against us as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable. The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2023 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$92,358
Additions charged to expense, net	—
Payments, net	(836)
Balance at the end of the period	$91,522

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$1,889
Noncurrent liability	89,633
Balance at the end of the period	$91,522

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At March 31, 2023, we had accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2023, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2022 Annual Report.

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

Note 15 – Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		March 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$97,502	$97,502	$76,881	$76,881

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products
●	The extent of the dependence of certain of our businesses on certain market sectors
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations)
●	Customer and producer inventory levels
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry)
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs
●	Changes in the availability of raw materials (such as ore)
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for Kronos’ TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises such as COVID-19)
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, cyber-attacks, certain regional and world events or economic conditions and public health crises such as COVID-19)
●	Competitive products and substitute products
●	Price and product competition from low-cost manufacturing sources (such as China)

●	Customer and competitor strategies
●	Potential consolidation of Kronos’ competitors
●	Potential consolidation of Kronos’ customers
●	The impact of pricing and production decisions
●	Competitive technology positions
●	Our ability to protect or defend intellectual property rights
●	Potential difficulties in integrating future acquisitions
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems
●	The introduction of trade barriers or trade disputes
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies
●	Decisions to sell operating assets other than in the ordinary course of business
●	Kronos’ ability to renew or refinance credit facilities
●	Increases in interest rates
●	Our ability to maintain sufficient liquidity
●	The timing and amounts of insurance recoveries
●	The ability of our subsidiaries or affiliates to pay us dividends
●	Uncertainties associated with CompX’s development of new products and product features
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations)
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use)
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters)
●	Possible future litigation.

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

Results of operations

Net income (loss) overview

Quarter ended March 31, 2023 compared to the quarter ended March 31, 2022

Our net loss attributable to NL stockholders was $6.7 million, or $.14 per share, in the first quarter of 2023 compared to net income attributable to NL stockholders of $18.6 million, or $.38 per share, in the first quarter of 2022.  As more fully described below, the decrease in our earnings per share attributable to NL stockholders from 2022 to 2023 is primarily due to the net effects of:

●	equity in losses of Kronos in 2023 of $4.6 million compared to equity in earnings of $17.5 million in 2022;
●	an unrealized loss in the relative value of marketable equity securities of $5.5 million in 2023 compared to an unrealized gain of $.7 million in 2022;
●	higher income from operations attributable to CompX of $7.0 million in 2023 compared to $6.3 million in 2022; and
●	higher interest and dividend income of $2.0 million in 2023 compared to $.3 million in 2022.

Our net loss attributable to NL stockholders for the first three months of 2023 includes income of $.01 per share due to Kronos’ recognition of a pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020.

Income from operations

The following table shows the components of our income from operations.

	Three months ended March 31,		%
	2022	2023	Change

	(In millions)
CompX	$6.3	$7.0	12%
Corporate expense	(2.4)	(2.8)	17
Income from operations	$3.9	$4.2	8

CompX is our component products business and corporate expense relates to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended March 31,		%
	2022	2023	Change

	(In millions)
Equity in earnings (losses) of Kronos	$17.5	$(4.6)	(126)%
Marketable equity securities unrealized gain (loss)	.7	(5.5)	(919)
Other components of net periodic pension and OPEB cost	(.2)	(.4)	55
Interest and dividend income	.3	2.0	536
Interest expense	(.3)	(.2)	(19)

CompX International Inc.

In the first quarter of 2023 CompX’s operating income increased to $7.0 million compared to $6.3 million in the first quarter of 2022. The increase in operating income in the first quarter of 2023 compared to 2022 is due to higher Marine Compents sales and gross margins which more than offset lower Security Products sales.

	Three months ended March 31,		%
	2022	2023	Change

	(In millions)
Net sales	$42.1	$41.2	(2)%
Cost of sales	30.0	28.5	(5)
Gross margin	12.1	12.7	5
Operating costs and expenses	5.8	5.7	(2)
Income from operations	$6.3	$7.0	12

Percentage of net sales:
Cost of sales	71%	69%
Gross margin	29	31
Operating costs and expenses	14	14
Income from operations	15	17

Net sales – Net sales decreased $.9 million in the first quarter of 2023 compared to the same period in 2022 primarily due to lower Security Products sales to the government security and healthcare industry markets, partially offset by higher Marine Components sales predominantly to the industrial market.

Cost of sales and gross margin – Cost of sales as a percentage of sales decreased 2% in the first quarter of 2023 compared to the same period in 2022. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the first quarter of 2023 compared to the same period in 2022 primarily due to higher gross margin at Marine Components. See discussion of reporting units below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the first quarter of 2023 were comparable to the same period in 2022.

Income from operations – As a percentage of net sales, income from operations for the first quarter of 2023 increased compared to the same period of 2022 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs.  See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended March 31,		%
	2022	2023	Change

	(In millions)
Security Products:
Net sales	$29.6	$27.4	(8)%
Cost of sales	20.5	18.9	(8)
Gross margin	9.1	8.5	(7)
Operating costs and expenses	3.1	3.1	1
Operating income	$6.0	$5.4	(10)

Gross margin	31%	31%
Operating income margin	20	20

Security Products – Security Products net sales decreased 8% in the first quarter of 2023 compared to the same period last year. Relative to the first quarter of 2022, sales were $1.8 million lower to the government security market and $.5 million lower to the healthcare industry market. Gross margin and operating income as a percentage of net sales for the first quarter of 2023 were comparable with the first quarter of 2022.

	Three months ended March 31,		%
	2022	2023	Change

	(In millions)
Marine Components:
Net sales	$12.5	$13.8	11%
Cost of sales	9.5	9.6	1
Gross margin	3.0	4.2	41
Operating costs and expenses	1.0	.9	(7)
Operating income	$2.0	$3.3	65

Gross margin	24%	31%
Operating income margin	16	24

Marine Components – Marine Components net sales increased 11% in the first quarter of 2023 compared to the same period last year. Relative to the first quarter of 2022, sales were $1.2 million higher to the industrial market, $.3 million higher to distributors and $.3 million higher to dealers, partially offset by $.9 million lower sales to the towboat market. Gross margin as a percentage of sales increased in the first quarter of 2023 compared to the same period last year primarily due to more favorable product mix and, to a lesser extent, increased selling prices and surcharges and increased production efficiencies. Operating income as a percentage of net sales increased in the first quarter of 2023 compared to the first quarter of 2022 due to the factors impacting gross margin and increased coverage of operating costs and expenses from higher sales.

Outlook – The softening demand CompX began seeing in the fourth quarter of 2022 at both its reporting units continued during the first quarter of 2023. As a result, CompX’s Marine Components reporting unit largely worked through its backlog in the first quarter, primarily related to the towboat market, and CompX’s Security Products reporting unit continued to experience declining order rates. Entering into 2023, labor markets have become more favorable in each of the regions CompX operates and raw material prices have generally stabilized.  CompX’s supply chains are stable and transportation and logistical delays are minimal, although it continues to face shortages related to certain electronic components. CompX has adjusted production rates at its facilities to reflect the stability of its raw material supplies and near-term demand levels.

Over the remainder of the year, CompX expects gross margins at its Security Products reporting unit will be challenged as higher cost inventory works its way through cost of sales and reduced demand may limit its ability to implement further price increases. CompX is in close contact with its key customers and believes reduced order rates will continue through the second quarter. As expected, CompX’s Marine Components reporting unit net sales were strong during the first quarter but it expects net sales overall will decline as compared to 2022 as marine market demand is challenged by higher interest rates and several original equipment boat manufacturers, including certain of its customers, have publicly announced reduced production schedules in 2023 compared to 2022. Overall, CompX expects Marine Components gross margins as a percentage of net sales for the full year of 2023 to be comparable to 2022 as the favorable impact of product mix in the first quarter of 2023 is not expected for the remainder of the year. Based on the softening demand and general economic conditions in North America, CompX currently expects to report lower net sales and operating income at both its reporting units during 2023 compared to 2022. CompX is focused on managing inventory levels to support anticipated lower demand in 2023. With raw materials and other components more readily available, CompX believes it will be able to achieve additional operating efficiencies during the year although the extent and impact of such efficiencies is not yet known.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there continue to be global and domestic supply chain challenges and any future impacts on CompX’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the impact of economic conditions and geopolitical events on demand for its products or our customers’ or suppliers’ operations, all of which remain uncertain and cannot be predicted.

General corporate and other items

Corporate expense – Corporate expenses were $2.8 million in the first quarter of 2023, $.4 million higher than in the first quarter of 2022 primarily due to $.8 million higher litigation and related costs in 2023 somewhat offset by $.3 million lower administrative expenses.  Included in corporate expense are:

●	litigation fees and related costs of $1.4 million in the first quarter of 2023 compared to $.6 million in the first quarter of 2022, and
●	environmental remediation and related costs of nil in the first quarter of 2023 compared to costs of $.1 million in the first quarter of 2022.

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

Overall, we currently expect that our net general corporate expenses in 2023 will be higher than 2022 primarily due to higher expected litigation fees and related costs.

Interest and dividend income – Interest and dividend income increased in the first quarter of 2023 compared to the same period of 2022 primarily due to higher average interest rates and increased investment balances, somewhat offset by lower average balances on CompX’s revolving promissory notes receivable from Valhi. See Note 4 to our Condensed Consolidated Financial Statements.

Marketable equity securities – We recognized an unrealized loss of $5.5 million on the change in value of our marketable equity securities in the first quarter of 2023 compared to an unrealized gain of $.7 million in the first quarter of 2022. See Note 4 to our Condensed Consolidated Financial Statements.

Income tax expense – We recognized income tax expense of $1.4 million in the first quarter of 2023 compared to $2.7 million in the first quarter of 2022. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $6.7 million in each of the first three months of 2022 and 2023.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was 10.1% in the first three months of 2022 and a negative effective tax rate of 28.7% in the first three months 2023. The decrease in our effective rate from 2022 to 2023 is primarily attributable to Kronos’ aniticipted lower full year earnings in 2023 as compared to 2022. See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2022 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX for the first quarter of 2023 was comparable to the first quarter of 2022.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2022	2023	Change

	(In millions)
Net sales	$562.9	$426.3	(24)%
Cost of sales	413.6	395.5	(4)
Gross margin	$149.3	$30.8

Income (loss) from operations	$83.3	$(18.3)	(122)%
Other income (loss), net	(3.0)	.4
Interest expense	(4.5)	(4.2)
Income (loss) before income taxes	75.8	(22.1)
Income tax expense (benefit)	18.3	(6.9)
Net income (loss)	$57.5	$(15.2)

Percentage of net sales:
Cost of sales	73%	93%
Income (loss) from operations	15	(4)

Equity in earnings (losses) of Kronos Worldwide, Inc.	$17.5	$(4.6)

TiO2 operating statistics:
Sales volumes*	144	102	(29)%
Production volumes*	138	105	(24)

Change in TiO2 net sales:
TiO2 product pricing			4%
TiO2 sales volumes			(29)
TiO2 product mix/other			3
Changes in currency exchange rates			(2)
Total			(24)%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022 and Kronos’ average TiO2 selling prices declined 4% during the first quarter of 2023. Despite this decline, Kronos’ average TiO2 selling prices in the first quarter of 2023 were 4% higher than the average prices during the first quarter of 2022. Overall sales volumes declined in the first three months of 2023 compared to the first three months of 2022 due to reduced demand in all major markets.

Kronos curtailed production in the third and fourth quarters of 2022 at certain of its European facilities due to decreased demand and increased production costs. During the first quarter of 2023 Kronos continued operating its production facilities at reduced rates to align production with customer demand. As a result, Kronos operated its production facilities at 76% of practical capacity utilization in the first three months of 2023 compared to full practical capacity utilization in the first three months of 2022.

Due to significant increases in production costs (primarily energy and feedstock), Kronos’ cost of sales per metric ton of TiO2 sold in the first quarter of 2023 was significantly higher as compared to the comparable period in 2022 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the first quarter of 2023 decreased 24%, or $136.6 million, compared to the first quarter of 2022 primarily due to a 29% decrease in sales volumes (which decreased net sales by approximately $163 million) somewhat offset by a 4% increase in average TiO2 selling prices (which increased net sales by approximately $23 million). Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $11 million in the first quarter of 2023 as compared to the first quarter of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 29% in the first quarter of 2023 as compared to the first quarter of 2022 due to lower demand which impacted all major markets. The lower overall demand Kronos began experiencing in the second half of 2022 has continued throughout the first quarter of 2023.

Cost of sales and gross margin – Kronos’ cost of sales as a percentage of net sales increased to 93% in the first quarter of 2023 compared to 73% in the same period of 2022 primarily due to higher production costs of approximately $81 million (primarily raw material and energy costs) and $22 million of unabsorbed fixed production costs Kronos recognized as a result of reducing production volumes at certain of its manufacturing facilities to align inventory levels to anticipated customer demand. Overall production volumes declined 24% over the first quarter of 2023.

Gross margin as a percentage of net sales decreased to 7% in the first quarter of 2023 compared to 27% in the first quarter of 2022. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to higher production costs, lower production and sales volumes and changes in currency exchange rates, somewhat offset by higher average TiO2 selling prices.

Selling, general and administrative expense – Kronos’ selling, general and administrative expenses decreased $8.2 million, or 13%, in 2023 compared to 2022 primarily due to lower variable costs (primarily distribution costs) related to lower overall sales volumes. Selling, general and administrative expense as a percentage of net sales increased to 12% of net sales in 2023 compared to 11% in 2022 primarily due to the significant decrease in sales volumes in 2023.

Income (loss) from operations - Kronos had a net loss from operations of $18.3 million in the first quarter of 2023 compared to income from operations of $83.3 million in the first quarter of 2022 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $1.7 million in the first quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. Kronos estimates changes in currency exchange rates decreased its loss from operations by approximately $19 million in the first quarter of 2023 as compared to the same period in 2022, as discussed in the Effects of currency exchange rates section below.

Other non-operating income (expense) - Kronos recognized a loss of $.7 million on the change in market price of its marketable equity securities in the first quarter of 2023 compared to a gain of $.1 million in the first quarter of 2022. Other components of net periodic pension and OPEB cost in the first quarter of 2023 decreased $2.3 million compared to the first quarter of 2022 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. Interest expense in the first quarter of 2023 decreased $.3 million compared to the first quarter of 2022 primarily due to the effects of the strengthening of the U.S. dollar relative to the euro (see discussion in the Effects of currency exchange rates section below).

Income tax expense (benefit) - Kronos recognized an income tax benefit of $6.9 million in the first quarter of 2023 compared to income tax expense of $18.3 million in the first quarter of 2022. The difference is primarily due to lower earnings in the first quarter of 2023 and the jurisdictional mix of such earnings. Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of Kronos’ sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates
Three months ended March 31, 2023 vs March 31, 2022
				Translation
				gains (losses)-	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(11)	$(11)
Income (loss) from operations	(2)	5	7	12	19

The $11 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $19 million increase in income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and
●	Approximately $12 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022, and by net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the euro as the negative effects of the stronger U.S. dollar on euro-denominated sales were more than offset by the favorable effects of euro-denominated operating costs being translated into fewer U.S. dollars in 2023 as compared to 2022.

Outlook

As previously reported, in the second half of 2022 Kronos’ experienced weakening demand, particularly in Europe and export markets, along with rapidly rising costs for energy and certain key raw materials and, in response, Kronos implemented production curtailments at certain of its European facilities throughout the fourth quarter of 2022 to manage inventory levels.

Although Kronos began to see pockets of improving demand in the first quarter of 2023, overall, Kronos continued to experience general economic weakness as customers operated at reduced production rates due to softer than expected sales and inventory right sizing. Kronos expects customer demand will gradually return throughout the year; however, based on current and expected near-term demand, Kronos will continue to operate certain of its facilities at reduced production rates during the second quarter to manage inventory levels. Kronos’ selling prices have remained relatively stable during the first quarter of 2023, and it expects selling prices will rise throughout the remainder of 2023, improving margins as demand increases. Because of the sluggish demand recovery and higher production costs resulting from unfavorable fixed cost absorption at lowered production rates, Kronos expects to report lower operating results for the full year of 2023 as compared to 2022.

Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly. Kronos believes the long-term outlook for its industry remains positive, and is taking steps in the near term which are intended to preserve its competitive position and future growth.

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

Net cash provided by operating activities was $7.3 million in the first three months of 2023 compared to $3.0 million in the first three months of 2022. The increase in cash provided by operating activities in the first three months of 2023 includes:

●	higher income from operations from CompX in 2023 of $.7 million; and
●	lower net cash used for relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2023 of $4.5 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended
	March 31,
	2022	2023

	(In millions)
Net cash provided by (used in) operating activities:
CompX	$(2.2)	$3.1
NL Parent and wholly-owned subsidiaries	7.9	6.9
Eliminations	(2.7)	(2.7)
Total	$3.0	$7.3

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding is consistent from December 31, 2022 to March 31, 2023. Total average number of days in inventory decreased from December 31, 2022 to March 31, 2023 due to sales growth at CompX’s Marine Components reporting unit in the first quarter of 2023 somewhat offset by sales decline at CompX’s Security Products reporting unit as well as lower inventory balances at both reporting units. For comparative purposes, we have provided December 31, 2021 and March 31, 2022 numbers below.

	December 31,	March 31,	December 31,	March 31,
	2021	2022	2022	2023
Days sales outstanding	42 days	38 days	41 days	41 days
Days in inventory	96 days	85 days	99 days	97 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $.3 million in the first three months of 2023 compared to $1.7 million in the first three months of 2022. During the first three months of 2023, Valhi repaid a net $1.0 million under the promissory note ($6.8 million of gross borrowings and $7.8 million of gross repayments). During the first three months of 2022, Valhi repaid a net $.6 million under the promissory note ($7.1 million of gross borrowings and $7.7 million of gross repayments).

During the first quarter of 2023, we purchased marketable securities totaling $32.8 million (of which $13.5 million relates to CompX) and received gross proceeds totaling $8.0 million related to U.S. treasury bill maturities (of which $4.0 million relates to CompX).

Financing activities

Our board of directors declared a quarterly dividend of $.07 per share in each of the first quarters of 2022 and 2023. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first three months of each of 2022 and 2023 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At March 31, 2023, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at March 31, 2023. See Note 8 to our Condensed Consolidated Financial Statements.

Kronos has no outstanding borrowings on its global revolving credit facility (Global Revolver) at March 31, 2023 and the full $225 million was available for borrowings thereunder. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos was in compliance with all of its debt covenants at March 31, 2023. Kronos believes it will be able to maintain compliance with the financial covenants contained in its credit facilitiy through its maturity.

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

At March 31, 2023, we had aggregate restricted and unrestricted cash, cash equivalents and current marketable securities of $172.6 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$61.0
NL Parent and wholly-owned subsidiaries	111.6
Total	$172.6

In addition, at March 31, 2023 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $20.9 million. See Note 4 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at March 31, 2023 with an aggregate market value of $324.4 million. See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2024) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At March 31, 2023, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at March 31, 2023 totaled $.1 million. CompX expects to spend $2.5 million during 2023 on capital investments primarily those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At March 31, 2023, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2023, based on the number of shares of common stock of these affiliates we own as of March 31, 2023 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	March 31, 2023	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.19	$26.8
CompX	10.8	.25	10.8
Valhi	1.2	.08	.4
Total expected annual dividends			$38.0

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

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2022 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2022 Annual Report, or in Note 14 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2023.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and equity security prices. There have been no material changes in these market risks since we filed our 2022 Annual Report, and we refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure about Market Risk” in our 2022 Annual Report. See also Note 15 to our Condensed Consolidated Financial Statements.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 14 to our Condensed Consolidated Financial Statements and our 2022 Annual Report.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 3, 2023	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: May 3, 2023	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)