Form 10-Q
period 2023-06-30
NL INDUSTRIES INC
filed 2023-08-02
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on July 28, 2023  48,833,484.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2022	2023
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,868	$58,523
Restricted cash and cash equivalents	2,864	2,913
Marketable securities	70,164	95,716
Accounts and other receivables, net	17,870	15,081
Receivables from affiliates	636	601
Inventories, net	31,290	33,765
Prepaid expenses and other	2,276	1,774

Total current assets	193,968	208,373

Other assets:
Restricted cash and cash equivalents	25,770	25,938
Note receivable from affiliate	13,200	12,200
Marketable securities	26,350	15,391
Investment in Kronos Worldwide, Inc.	292,206	268,469
Goodwill	27,156	27,156
Other assets, net	2,523	1,771

Total other assets	387,205	350,925

Property and equipment:
Land	5,390	5,390
Buildings	23,181	23,181
Equipment	74,113	74,525
Construction in progress	722	434
	103,406	103,530
Less accumulated depreciation	74,712	76,407

Net property and equipment	28,694	27,123

Total assets	$609,867	$586,421

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2022	2023
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,537	$5,224
Accrued litigation settlement	11,830	11,943
Accrued and other current liabilities	13,393	9,671
Accrued environmental remediation and related costs	2,627	1,850
Payables to affiliates	665	650

Total current liabilities	32,052	29,338

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	89,731	89,509
Long-term litigation settlement	27,427	27,688
Deferred income taxes	50,119	43,682
Accrued pension costs	3,012	2,754
Other	4,279	4,176

Total noncurrent liabilities	175,068	168,309

Equity:
NL stockholders' equity:
Common stock	6,101	6,103
Additional paid-in capital	298,598	298,868
Retained earnings	300,442	283,784
Accumulated other comprehensive loss	(222,991)	(221,098)

Total NL stockholders' equity	382,150	367,657

Noncontrolling interest in subsidiary	20,597	21,117

Total equity	402,747	388,774

Total liabilities and equity	$609,867	$586,421

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(unaudited)
Net sales	$41,675	$36,616	$83,725	$77,767
Cost of sales	28,046	26,343	58,016	54,790

Gross margin	13,629	10,273	25,709	22,977

Selling, general and administrative expense	5,884	5,906	11,658	11,570
Corporate expense	3,540	2,946	5,976	5,789

Income from operations	4,205	1,421	8,075	5,618

Equity in earnings (losses) of Kronos Worldwide, Inc.	13,991	(2,516)	31,524	(7,153)

Other income (expense):
Interest and dividend income	567	2,145	876	4,110
Marketable equity securities	19,200	(5,461)	19,871	(10,959)
Loss on pension plan termination	—	(4,911)	—	(4,911)
Other components of net periodic pension and OPEB cost	(223)	(370)	(446)	(716)
Interest expense	(248)	(199)	(494)	(398)

Income (loss) before income taxes	37,492	(9,891)	59,406	(14,409)

Income tax expense (benefit)	6,435	(7,300)	9,140	(5,879)

Net income (loss)	31,057	(2,591)	50,266	(8,530)
Noncontrolling interest in net income of subsidiary	805	517	1,457	1,294

Net income (loss) attributable to NL stockholders	$30,252	$(3,108)	$48,809	$(9,824)

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$.62	$(.06)	$1.00	$(.20)

Weighted average shares used in the calculation of net income per share	48,809	48,824	48,806	48,820

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(unaudited)
Net income (loss)	$31,057	$(2,591)	$50,266	$(8,530)

Other comprehensive income (loss), net of tax:
Currency translation	(8,741)	(1,219)	(7,161)	(2,885)
Defined benefit pension plans	856	4,676	1,729	5,069
Marketable debt securities	—	(121)	—	(169)
Other postretirement benefit plans	(63)	(58)	(131)	(118)

Total other comprehensive income (loss), net	(7,948)	3,278	(5,563)	1,897

Comprehensive income (loss)	23,109	687	44,703	(6,633)
Comprehensive income attributable to noncontrolling interest	805	525	1,457	1,298

Comprehensive income (loss) attributable to NL stockholders	$22,304	$162	$43,246	$(7,931)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended June 30, 2022 and 2023 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at March 31, 2022	$6,100	$300,210	$312,492	$(238,371)	$22,747	$403,178
Net income	—	—	30,252	—	805	31,057
Other comprehensive loss, net of tax	—	—	—	(7,948)	—	(7,948)
Issuance of NL common stock	1	119	—	—	—	120
Dividends paid - $.07 per share	—	—	(3,417)	—	—	(3,417)
Dividends paid to noncontrolling interest	—	—	—	—	(406)	(406)
Other, net	—	(1,397)	—	—	(210)	(1,607)

Balance at June 30, 2022	$6,101	$298,932	$339,327	$(246,319)	$22,936	$420,977

Balance at March 31, 2023	$6,101	$298,252	$290,309	$(224,368)	$20,982	$391,276
Net income (loss)	—	—	(3,108)	—	517	(2,591)
Other comprehensive income, net of tax	—	—	—	3,270	8	3,278
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.07 per share	—	—	(3,417)	—		(3,417)
Dividends paid to noncontrolling interest	—	—	—	—	(390)	(390)
Other, net	—	518	—	—	—	518

Balance at June 30, 2023	$6,103	$298,868	$283,784	$(221,098)	$21,117	$388,774

	Six months ended June 30, 2022 and 2023 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2021	$6,100	$299,775	$297,351	$(240,756)	$22,501	$384,971
Net income	—	—	48,809	—	1,457	50,266
Other comprehensive loss, net of tax	—	—	—	(5,563)	—	(5,563)
Issuance of NL common stock	1	119	—	—	—	120
Dividends paid - $.14 per share	—	—	(6,833)	—	—	(6,833)
Dividends paid to noncontrolling interest	—	—	—	—	(812)	(812)
Other, net	—	(962)	—	—	(210)	(1,172)

Balance at June 30, 2022	$6,101	$298,932	$339,327	$(246,319)	$22,936	$420,977

Balance at December 31, 2022	$6,101	$298,598	$300,442	$(222,991)	$20,597	$402,747
Net income (loss)	—	—	(9,824)	—	1,294	(8,530)
Other comprehensive income, net of tax	—	—	—	1,893	4	1,897
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.14 per share	—	—	(6,834)	—	—	(6,834)
Dividends paid to noncontrolling interest	—	—	—	—	(778)	(778)
Other, net	—	172	—	—	—	172

Balance at June 30, 2023	$6,103	$298,868	$283,784	$(221,098)	$21,117	$388,774

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$50,266	$(8,530)
Depreciation and amortization	1,956	2,009
Deferred income taxes	9,099	(5,957)
Equity in (earnings) losses of Kronos Worldwide, Inc.	(31,524)	7,153
Dividends received from Kronos Worldwide, Inc.	13,384	13,384
Marketable equity securities	(19,871)	10,959
Loss on pension plan termination	—	4,911
Benefit plan expense greater than cash funding	278	355
Noncash interest income	—	(1,839)
Noncash interest expense	480	374
Other, net	(32)	199
Change in assets and liabilities:
Accounts and other receivables, net	(1,995)	2,787
Inventories, net	(7,735)	(2,585)
Prepaid expenses and other	(1,249)	508
Accounts payable and accrued liabilities	663	(1,777)
Accounts with affiliates	(115)	622
Accrued environmental remediation and related costs	96	(999)
Other noncurrent assets and liabilities, net	(76)	(646)
Net cash provided by operating activities	13,625	20,928

Cash flows from investing activities:
Capital expenditures	(2,215)	(478)
Marketable securities:
Purchases	—	(49,966)
Proceeds from maturities	—	26,000
Note receivable from affiliate:
Collections	12,400	14,700
Loans	(10,300)	(13,700)
Other, net	150	—
Net cash provided by (used in) investing activities	35	(23,444)

Cash flows from financing activities:
Dividends paid	(6,833)	(6,834)
Subsidiary treasury stock acquired	(1,744)	—
Dividends paid to noncontrolling interests in subsidiary	(812)	(778)
Other, net	(16)	—
Net cash used in financing activities	(9,405)	(7,612)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	4,255	(10,128)
Balance at beginning of year	175,242	97,502

Balance at end of period	$179,497	$87,374

Supplemental disclosures - cash paid (received) for:
Interest	$14	$24
Income taxes, net	164	(570)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2023, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2023 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (Kronos). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 8, 2023 (the “2022 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended June 30, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	June 30,
	2022	2023

	(In thousands)
Trade receivables - CompX	$17,910	$15,114
Other receivables	30	37
Allowance for doubtful accounts	(70)	(70)
Total	$17,870	$15,081

Note 3 – Inventories, net:

	December 31,	June 30,
	2022	2023

	(In thousands)
Raw materials	$6,245	$6,548
Work in process	19,983	22,024
Finished products	5,062	5,193
Total	$31,290	$33,765

Note 4 – Marketable securities:

Our marketable securities consist of investments in debt and equity securities. Our current marketable securities are debt securities invested in U.S. government treasuries and are classified as available-for-sale. The fair value of our marketable debt securities are determined using Level 2 inputs because although these securities are traded, in many cases the market is not active and the period-end valuation is generally based on the last trade of the period, which may be several days prior to the end of the period. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes.

Our noncurrent marketable securities are equity securities and consist of our investment in the publicly-traded shares of our immediate parent company Valhi, Inc. Our shares of Valhi common stock are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets and represent a Level 1 input within the fair value hierarchy, as defined by ASC Topic 820, Fair Value Measurements and Disclosures. We record any unrealized gains or losses on the securities in other income (expense), net on our Condensed Consolidated Statements of Operations.

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	gain (loss), net

		(In thousands)
December 31, 2022
Current assets
Fixed income securities	2	$70,164	$70,226	(62)
Noncurrent assets
Valhi common stock	1	$26,350	$24,347	$2,003

June 30, 2023
Current assets
Fixed income securities	2	$95,716	$96,032	$(316)
Noncurrent assets
Valhi common stock	1	$15,391	$24,347	$(8,956)

At December 31, 2022 and June 30, 2023, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2022 and June 30, 2023, the quoted per share market price of Valhi common stock was $22.00 and $12.85, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2022 and June 30, 2023, we owned approximately 35.2 million shares of Kronos common stock. At June 30, 2023, the quoted market price of Kronos’ common stock was $8.73 per share, or an aggregate market value of $307.5 million. At December 31, 2022, the quoted market price was $9.40 per share, or an aggregate market value of $331.1 million.

The change in the carrying value of our investment in Kronos during the first six months of 2023 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$292.2
Equity in loss of Kronos	(7.1)
Dividends received from Kronos	(13.4)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(3.8)
Defined benefit pension plans	.5
Other	.1
Balance at the end of the period	$268.5

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2022	2023

	(In millions)
Current assets	$1,242.2	$1,055.7
Property and equipment, net	484.5	489.3
Investment in TiO2 joint venture	112.9	121.2
Other noncurrent assets	94.8	112.6
Total assets	$1,934.4	$1,778.8

Current liabilities	$326.7	$260.6
Long-term debt	424.1	432.4
Accrued pension costs	128.6	126.9
Other noncurrent liabilities	97.8	82.4
Stockholders’ equity	957.2	876.5
Total liabilities and stockholders’ equity	$1,934.4	$1,778.8

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In millions)
Net sales	$565.3	$443.2	$1,128.2	$869.5
Cost of sales	444.8	399.1	858.4	794.6
Income (loss) from operations	65.2	(6.7)	148.5	(25.0)
Income tax expense (benefit)	14.8	(4.1)	33.1	(11.0)
Net income (loss)	45.9	(8.2)	103.4	(23.4)

Note 6 – Other assets, net:

	December 31,	June 30,
	2022	2023

	(In thousands)
Pension asset	$1,105	$—
Other	1,418	1,771
Total	$2,523	$1,771

See Note 11 regarding the termination and buy-out of our United Kingdom (U.K.) pension plan.

Note 7 – Accrued and other current liabilities:

	December 31,	June 30,
	2022	2023

	(In thousands)
Employee benefits	$11,023	$7,792
Other	2,370	1,879
Total	$13,393	$9,671

Note 8 – Long-term debt:

During the first six months of 2023, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At June 30, 2023, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the six months ended June 30, 2023 was 9.80%. The interest rate under this facility as of June 30, 2023 was 10.13%. We are in compliance with all covenants at June 30, 2023.

Note 9 – Other noncurrent liabilities:

	December 31,	June 30,
	2022	2023

	(In thousands)
Reserve for uncertain tax positions	$2,714	$2,714
OPEB	637	604
Insurance claims and expenses	625	553
Other	303	305
Total	$4,279	$4,176

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In thousands)
Net sales:
Security Products	$28,837	$25,672	$58,418	$53,014
Marine Components	12,838	10,944	25,307	24,753
Total	$41,675	$36,616	$83,725	$77,767

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In thousands)
Interest cost	$297	$412	$594	$862
Expected return on plan assets	(392)	(352)	(784)	(766)
Recognized actuarial losses	373	358	746	716
Total	$278	$418	$556	$812

We currently expect our 2023 contributions to our defined benefit pension plans to be approximately $1.2 million.

We previously maintained a defined benefit pension plan in the U.K. related to a former disposed U.K. business unit. In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in”, with a specialist insurer of defined benefit pension plans. Following the buy-in, individual policies replaced the bulk annuity policy in a “buy-out” which was completed as of May 1, 2023. The buy-out was completed with existing plan funds. At the completion of the buy-out, the assets and liabilities of the U.K. pension plan were removed from our Consolidated Financial Statements and a non-cash pension plan termination loss of $4.9 million was recognized in the second quarter of 2023.

Note 12 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In thousands)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$7,873	$(2,077)	$12,475	$(3,026)
Rate differences on equity in earnings (losses) of Kronos, net of dividends	(1,449)	(5,146)	(3,363)	(2,841)
U.S. state income taxes and other, net	11	(77)	28	(12)
Income tax expense (benefit)	$6,435	$(7,300)	$9,140	$(5,879)

Comprehensive provision for income taxes allocable to:
Net income (loss)	$6,435	$(7,300)	$9,140	$(5,879)
Additional paid-in capital	9	110	125	18
Other comprehensive income (loss):
Currency translation	(2,323)	(371)	(1,903)	(814)
Pension plans	228	295	460	399
Other	(17)	(50)	(35)	(84)
Total	$4,332	$(7,316)	$7,787	$(6,360)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $13.4 million in each of the first six months of 2022 and 2023. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos, net of dividends, represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

Note 13 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2023	2022	2023

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(169,655)	$(179,857)	$(171,235)	$(178,191)
Other comprehensive loss	(8,741)	(1,219)	(7,161)	(2,885)
Balance at end of period	$(178,396)	$(181,076)	$(178,396)	$(181,076)

Defined benefit pension plans:
Balance at beginning of period	$(67,595)	$(43,464)	$(68,468)	$(43,857)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	856	534	1,729	927
Plan settlement	—	4,142	—	4,142
Balance at end of period	$(66,739)	$(38,788)	$(66,739)	$(38,788)

OPEB plans and other:
Balance at beginning of period	$(1,121)	$(953)	$(1,053)	$(893)
Other comprehensive loss -
Amortization of net gain included in net periodic OPEB cost	(63)	(58)	(131)	(118)
Balance at end of period	$(1,184)	$(1,011)	$(1,184)	$(1,011)

Marketable debt securities:
Balance at beginning of period	$—	$(94)	$—	$(50)
Other comprehensive loss - unrealized loss arising during the period	—	(129)	—	(173)
Balance at end of period	$—	$(223)	$—	$(223)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(238,371)	$(224,368)	$(240,756)	$(222,991)
Other comprehensive income (loss)	(7,948)	3,270	(5,563)	1,893
Balance at end of period	$(246,319)	$(221,098)	$(246,319)	$(221,098)

See Note 11 for amounts related to our defined benefit pension plans.

Other – During the second quarter of 2022, we purchased 2,000 shares of our common stock from Kronos for a nominal amount in a private transaction that was approved in advance by our independent directors. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.

During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million under prior repurchase authorizations. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of its affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. At June 30, 2023, 523,647 shares were available for purchase under CompX’s prior repurchase authorizations.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2023 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$92,358
Additions charged to expense, net	65
Payments, net	(1,064)
Balance at the end of the period	$91,359

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$1,850
Noncurrent liability	89,509
Balance at the end of the period	$91,359

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At June 30, 2023, we had accrued approximately $91 million related to approximately 33 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2023, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Note 15 – Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		June 30, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$97,502	$97,502	$87,374	$87,374

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations

Net income (loss) overview

Quarter ended June 30, 2023 compared to the quarter ended June 30, 2022

Our net loss attributable to NL stockholders was $3.1 million, or $.06 per share, in the second quarter of 2023 compared to net income attributable to NL stockholders of $30.2 million, or $.62 per share, in the second quarter of 2022. As more fully described below, the decrease in our earnings attributable to NL stockholders from 2022 to 2023 is primarily due to the net effects of:

●	an unrealized loss in the relative value of marketable equity securities of $5.4 million in 2023 compared to an unrealized gain of $19.2 million in 2022;
●	equity in losses of Kronos of $2.6 million in 2023 compared to equity in earnings of $14.0 million in 2022;
●	a non-cash loss on the termination of our U.K. pension plan of $4.9 million in 2023;
●	lower income from operations attributable to CompX of $4.4 million in 2023 compared to $7.7 million in 2022; and
●	higher interest and dividend income of $2.1 million in 2023 compared to $.6 million in 2022.

Our net loss attributable to NL stockholders for the second quarter of 2023 includes a loss of $.08 per share, net of tax, due to the termination of our U.K. pension plan.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Our net loss attributable to NL stockholders was $9.8 million, or $.20 per share, in the first six months of 2023 compared to net income attributable to NL stockholders of $48.8 million, or $1.00 per share, in the first six months of 2022. As more fully described below, the decrease in our earnings attributable to NL stockholders from 2022 to 2023 is primarily due to:

●	an unrealized loss in the relative value of marketable equity securities of $10.9 million in 2023 compared to an unrealized gain of $19.9 million in 2022;
●	equity in losses of Kronos of $7.2 million in 2023 compared to equity in earnings of $31.5 million in 2022;
●	a non-cash loss on the termination of our U.K. pension plan of $4.9 million in 2023;
●	higher interest and dividend income of $4.1 million in 2023 compared to $.9 million in 2022; and
●	lower income from operations attributable to CompX of $11.4 million in 2023 compared to $14.0 million in 2022.

Our 2023 net loss attributable to NL stockholders includes:

●	a loss of $.08 per share, net of tax, due to the termination of our U.K. pension plan, and
●	income of $.01 per share, net of tax, due to Kronos’ recognition of a pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020.

Income from operations

The following table shows the components of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
CompX	$7.7	$4.4	(44)%	$14.0	$11.4	(19)%
Corporate expense	(3.5)	(3.0)	(17)	(5.9)	(5.8)	(3)
Income from operations	$4.2	$1.4	(66)	$8.1	$5.6	(30)

CompX is our component products business and corporate expense relates to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$14.0	$(2.6)	(118)%	$31.5	$(7.2)	(123)%
Marketable equity securities unrealized gain (loss)	19.2	(5.4)	(128)	19.9	(10.9)	(155)
Loss on pension plan termination	—	(4.9)	n.m.	—	(4.9)	n.m.
Other components of net periodic pension and OPEB cost	(.3)	(.3)	66	(.5)	(.7)	61
Interest and dividend income	.6	2.1	278	.9	4.1	369
Interest expense	(.2)	(.2)	(20)	(.5)	(.4)	(19)

n.m. not meaningful

CompX International Inc.

In the second quarter of 2023 CompX’s income from operations decreased to $4.4 million compared to $7.7 million in the second quarter of 2022. CompX’s income from operations for the first six months of 2023 was $11.4 million compared to $14.0 million in the first six months of 2022. The decrease in operating income in the second quarter and first six months of 2023 compared to 2022 is primarily due to lower sales and gross margin in the second quarter of 2023 for both Security Products and Marine Components.

	Three months ended June 30,		%	Six months ended June 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
Net sales	$41.6	$36.6	(12)%	$83.7	$77.8	(7)%
Cost of sales	28.0	26.3	(6)	58.0	54.8	(6)
Gross margin	13.6	10.3	(25)	25.7	23.0	(11)
Operating costs and expenses	5.9	5.9	—	11.7	11.6	—
Income from operations	$7.7	$4.4	(44)	$14.0	$11.4	(19)

Percentage of net sales:
Cost of sales	67%	72%		69%	70%
Gross margin	33	28		31	30
Operating costs and expenses	14	16		14	15
Income from operations	19	12		17	15

Net sales – Net sales decreased $5.0 million and $5.9 million in the second quarter and for the first six months of 2023, respectively, compared to the same periods in 2022 predominantly due to lower Security Products sales to the government security market and, to a lesser extent, lower Marine Components sales to the towboat market. See discussion of reporting units below.

Cost of sales and gross margin – Cost of sales as a percentage of sales increased 5% and 1% in the second quarter and for the first six months of 2023, respectively, compared to the same period in 2022. As a result, gross margin as a percentage of sales decreased over the same periods. Gross margin percentage decreased in the second quarter and for the first six months of 2023 compared to the same periods in 2022 primarily due to lower gross margin at Security Products and Marine Components for the second quarter of 2023. The decrease in gross margin percentage for the six-month comparative period was partially offset by higher gross margin at Marine Components in the first quarter of 2023. See discussion of reporting units below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the second quarter of 2023 were comparable to the same period in 2022. Operating costs and expenses for the first six months of 2023 decreased slightly compared to the same period last year primarily due to reduced employee related administrative expenses at Marine Components. Operating costs and expenses as a percentage of net sales increased for the second quarter and the first six months of 2023 due to the effect of lower sales.

Income from operations – As a percentage of net sales, income from operations for the second quarter and first six months of 2023 decreased compared to the same periods of 2022 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs.  See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended June 30,		%	Six months ended June 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
Security Products:
Net sales	$28.8	$25.6	(11)%	$58.4	$53.0	(9)%
Cost of sales	18.9	18.2	(3)	39.4	37.1	(6)
Gross margin	9.9	7.4	(25)	19.0	15.9	(17)
Operating costs and expenses	3.2	3.3	2	6.3	6.4	1
Operating income	$6.7	$4.1	(39)	$12.7	$9.5	(25)

Gross margin	35%	29%		33%	30%
Operating income margin	23	16		22	18

Security Products – Security Products net sales decreased 11% in the second quarter of 2023 compared to the same period in 2022. Relative to prior year, second quarter sales were $3.2 million lower to the government security market (primarily due to non-recurring sales of $2.2 million to a single government security customer in the second quarter of 2022) and $.5 million lower to the office furniture market, partially offset by $1.0 million higher sales to distributors. Security Products net sales decreased 9% in the first six months of 2023 compared to the same period in 2022. Relative to prior year, sales for the first six months were $5.0 million lower to the government security market (primarily due to non-recurring sales of $3.6 million to a single government security customer which shipped in the first and second quarters of 2022), $.8 million lower to the office furniture market and $.5 million lower to the transportation market, partially offset by $1.1 million higher sales to distributors.

Gross margin and operating income as a percentage of net sales for the second quarter and the first six months of 2023 decreased as compared to the same periods in 2022 primarily due to effects of lower sales and decreased coverage of fixed costs and operating costs and expenses as a result of lower sales.

	Three months ended June 30,		%	Six months ended June 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
Marine Components:
Net sales	$12.8	$11.0	(15)%	$25.3	$24.8	(2)%
Cost of sales	9.1	8.1	(12)	18.6	17.7	(5)
Gross margin	3.7	2.9	(22)	6.7	7.1	6
Operating costs and expenses	1.0	.9	(5)	2.0	1.8	(6)
Operating income	$2.7	$2.0	(29)	$4.7	$5.3	11

Gross margin	29%	26%		26%	29%
Operating income margin	21	18		19	21

Marine Components – Marine Components net sales decreased 15% in the second quarter of 2023 compared to the same period in 2022. Relative to prior year, second quarter sales were $2.0 million lower to the towboat market, partially offset by $.5 million higher sales to the industrial market. Marine Components net sales decreased 2% in the first six months of 2023 compared to the same period in 2022. Relative to prior year, sales for the first six months were $2.8 million lower to the towboat market, partially offset by $1.7 million higher sales to the industrial market and $.6 million higher sales to marine dealers and distributors.

Gross margin as a percentage of sales decreased in the second quarter of 2023 compared to the same period in 2022 primarily due to lower sales and decreased coverage of fixed costs as a result of lower sales. Operating income as a percentage of net sales decreased in the second quarter of 2023 compared to the same period in 2022 due to the factors impacting gross margin partially offset by reduced operating costs and expenses, including lower employee related administrative expenses of $.1 million. For the first six months of 2023, gross margin as a percentage of net sales increased compared to the same period in 2022 as lower sales and gross margin in the second quarter of 2023 were more than offset by the favorable product mix and, to a lesser extent, increased selling prices and increased production efficiencies experienced in the first quarter of 2023. Operating income as a percentage of net sales increased in the first six months of 2023 compared to the same period in 2022 due to the factors impacting gross margin as well as reduced operating costs and expenses, including lower employee related administrative expenses of $.1 million.

Outlook – During the second quarter, CompX experienced an acceleration in the softening demand it began seeing in the fourth quarter of 2022 at both reporting units, particularly in its Marine Components reporting unit. CompX’s Marine Components reporting unit largely worked through its backlog, primarily related to the towboat market, and CompX’s Security Products reporting unit continued to experience declining order rates. During 2023, labor markets have become increasingly more favorable in each of the regions CompX operates and material prices have either stabilized or, in the case of certain commodity raw materials, started to decline slightly. CompX’s supply chains are stable and transportation and logistical delays are minimal, although it continues to face long lead times related to certain electronic and specialty components. CompX has adjusted production rates at its facilities to reflect the stability of its raw material supplies and near-term demand levels.

Over the remainder of the year, CompX expects gross margins at its Security Products reporting unit will be challenged as higher cost inventory works its way through cost of sales and reduced demand limits its ability to implement further price increases. CompX is in close contact with its key customers and believes reduced order rates will continue through the third quarter. As expected, CompX’s Marine Components reporting unit net sales declined during the second quarter due to accelerating weakness in the towboat market. CompX expects net sales overall will be challenged compared to 2022 as marine demand faces strong headwinds due to higher interest rates and broader market weakness as several original equipment boat manufacturers, including certain of CompX’s customers, have publicly announced further reductions to production schedules in 2023 compared to 2022. CompX has been able to somewhat offset the towboat market sales declines with increased sales to industrial customers but it does not expect increases in sales to the industrial market will fully offset weakened towboat demand. Overall, CompX expects Marine Components gross margin as a percentage of net sales for the full year of 2023 to be comparable to 2022 as the product mix experienced in the second quarter of 2023 is expected to be more indicative of the product mix for the remainder of the year. Based on the softening demand and general economic conditions in North America, CompX currently expects to report lower operating income at both reporting units in 2023 compared to 2022. CompX is focused on managing inventory levels to align with anticipated near-term demand.  In this regard, CompX began a planned inventory build during the second quarter at its Security Products reporting unit to fulfill a purchase order received early in the second quarter that is expected to ship over the second half of the year. Absent this order, inventory balances would have declined at the end of the second quarter in line with current demand. With raw materials and other components more readily available, CompX believes it will be able to achieve additional operating efficiencies during the year although the extent and impact of such efficiencies is not yet known.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there continue to be global and domestic supply chain challenges and any future impacts on CompX’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the impact of economic conditions and geopolitical events on demand for its products or its customers’ or suppliers’ operations, all of which remain uncertain and cannot be predicted.

General corporate and other items

Corporate expense – Corporate expenses were $3.0 million in the second quarter of 2023, $.5 million lower than in the second quarter of 2022 primarily due to lower environmental remediation and related costs. Included in corporate expense in the second quarter of 2022 and 2023 are:

●	litigation fees and related costs of $1.1 million in 2023 compared to $1.2 million in 2022, and
●	environmental remediation and related costs of $.1 million in 2023 compared to $.4 million in 2022.

Corporate expenses were $5.8 million in the first six months of 2023, $.1 million lower than in the first six months of 2022 as lower environmental remediation and related costs and lower administrative expenses were almost fully offset by higher litigation fees and related costs. Included in corporate expense in the first six months of 2022 and 2023 are:

●	litigation fees and related costs of $2.5 million in 2023 compared to $1.8 million in 2022, and

●	environmental remediation and related costs of $.1 million in 2023 compared to $.5 million in 2022.

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

Interest and dividend income – Interest and dividend income increased in the second quarter and for the first six months of 2023 compared to the same periods of 2022 primarily due to higher average interest rates and increased investment balances, somewhat offset by lower average balances on CompX’s revolving promissory notes receivable from Valhi. See Note 4 to our Condensed Consolidated Financial Statements.

Marketable equity securities – We recognized an unrealized loss of $5.4 million on the change in value of our marketable equity securities in the second quarter of 2023 compared to an unrealized gain of $19.2 million in the second quarter of 2022. We recognized an unrealized loss of $10.9 million on the change in value of our marketable equity securities in the first six months of 2023 compared to an unrealized gain of $19.9 million in the first six months of 2022. See Note 4 to our Condensed Consolidated Financial Statements.

Income tax expense – We recognized an income tax benefit of $7.3 million in the second quarter of 2023 compared to income tax expense of $6.4 million in the second quarter of 2022 and an income tax benefit of $5.9 million in the first half of 2023 compared to income tax expense of $9.1 million in the first half of 2022. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $13.4 million in each of the first six months of 2022 and 2023.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was 10.3% in the first six months of 2022 compared to 60.7% in the first six months of 2023. The increase in our effective rate from 2022 to 2023 is primarily attributable to Kronos’ aniticipated lower full year earnings in 2023 as compared to 2022. See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2023 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX decreased during the second quarter and the first six months of 2023 compared to the same prior year periods.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
Net sales	$565.3	$443.2	(22)%	$1,128.2	$869.5	(23)%
Cost of sales	444.8	399.1	(10)	858.4	794.6	(7)
Gross margin	$120.5	$44.1		$269.8	$74.9

Income (loss) from operations	$65.2	$(6.7)	(110)%	$148.5	$(25.0)	(117)%
Interest and dividend income	.6	1.5		.7	3.5
Marketable equity securities unrealized gain (loss)	2.3	(.6)		2.4	(1.3)
Other components of net periodic pension and OPEB cost	(3.1)	(2.2)		(6.3)	(3.1)
Interest expense	(4.3)	(4.3)		(8.8)	(8.5)
Income (loss) before income taxes	60.7	(12.3)		136.5	(34.4)
Income tax expense (benefit)	14.8	(4.1)		33.1	(11.0)
Net income (loss)	$45.9	$(8.2)		$103.4	$(23.4)

Percentage of net sales:
Cost of sales	79%	90%		76%	91%
Income (loss) from operations	11	(1)		13	(3)

Equity in earnings (losses) of Kronos Worldwide, Inc.	$14.0	$(2.6)		$31.5	$(7.2)

TiO2 operating statistics:
Sales volumes*	142	104	(26)%	286	206	(28)%
Production volumes*	132	89	(33)	270	194	(28)

Change in TiO2 net sales:
TiO2 sales volumes			(26)%			(28)%
TiO2 product pricing			(2)			1
TiO2 product mix/other			6			5
Changes in currency exchange rates			—			(1)
Total			(22)%			(23)%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022 but Kronos’ average TiO2 selling prices declined 5% during the first six months of 2023. Despite this decline, Kronos’ average TiO2 selling prices in the first six months of 2023 were 1% higher than the average prices during the first six months of 2022. Overall sales volumes declined in the first six months of 2023 compared to the first six months of 2022 due to reduced demand in all major markets.

Kronos curtailed production in the third and fourth quarters of 2022 at certain of its European facilities due to decreased demand and increased production costs. Thus far during 2023, Kronos has continued operating its production facilities at reduced rates to align production with customer demand. As a result, Kronos operated its production facilities at 70% of practical capacity utilization in the first six months of 2023 compared to 98% of practical capacity utilization in the first six months of 2022.

The following table shows Kronos’ capacity utilization rates during 2022 and 2023.

	Production Capacity Utilization Rates
	2022	2023
First Quarter	100%	76%
Second Quarter	95%	64%

Due to significant increases in production costs (primarily energy, feedstock and unabsorbed fixed costs due to reduced operating rates), Kronos’ cost of sales per metric ton of TiO2 sold in the second quarter and first half of 2023 was significantly higher as compared to the comparable periods in 2022 (excluding the effect of changes in currency exchange rates).

Net sales – Kronos’ net sales in the second quarter of 2023 decreased 22%, or $122.1 million, compared to the second quarter of 2022 primarily due to a 26% decrease in sales volumes (which decreased net sales by approximately $147 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $11 million). Changes in product mix positively contributed to net sales, primarily due to modest growth in Kronos’ complementary business which somewhat offset declines in TiO2 sales volumes.  Changes in currency exchange rates had a nominal effect on Kronos’ net sales in the second quarter of 2023 as compared to the second quarter of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 26% in the second quarter of 2023 as compared to the second quarter of 2022 due to lower overall demand across all major markets. The lower overall demand Kronos began experiencing in the second half of 2022 has continued during the second quarter of 2023.

Kronos’ net sales in the first six months of 2023 decreased 23%, or $258.7 million, compared to the first six months of 2022 primarily due to the net effects of a 28% decrease in sales volumes (which decreased net sales by approximately $316 million) and a 1% increase in average TiO2 selling prices (which increased net sales by approximately $11 million). Changes in product mix positively contributed to net sales, primarily due to modest growth in Kronos’ complementary businesses which somewhat offset declines in TiO2  sales volumes. In addition to the impact of sales volumes, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $12 million in the first six months of 2023 as compared to the first six months of 2022.

Kronos’ sales volumes decreased 28% in the first six months of 2023 as compared to the first six months of 2022 due to lower overall demand across all major markets. The lower overall demand Kronos began experiencing in the second half of 2022 has continued during the first six months of 2023.

Cost of sales and gross margin – Kronos’ cost of sales decreased $45.7 million, or 10%, in the second quarter of 2023 compared to the second quarter of 2022 due to the net effects of a 26% decrease in sales volumes, a 33% decrease in production volumes, higher production costs of approximately $18 million (primarily raw materials and energy) and $22 million of unabsorbed fixed production costs recognized as a result of reduced production volumes at certain of its manufacturing facilities to align inventory levels to anticipated customer demand. Kronos’ cost of sales as a percentage of net sales increased to 90% in the second quarter of 2023 compared to 79% in the same period of 2022 primarily due to the unfavorable effects of higher production costs (primarily raw material, energy and unabsorbed fixed production costs due to lower production volumes).

Gross margin as a percentage of net sales decreased to 10% in the second quarter of 2023 compared to 21% in the second quarter of 2022. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to higher production costs, lower production and sales volumes and lower average TiO2 selling prices.

Kronos’ cost of sales decreased $63.8 million, or 7%, in the first six months of 2023 compared to the first six months of 2022 due to the net effects of a 28% decrease in sales volumes, a 28% decrease in production volumes, higher production costs of approximately $100 million (primarily raw materials and energy) and $54 million of unabsorbed fixed production costs recognized as a result of reduced production volumes at certain of its manufacturing facilities to align inventory levels to anticipated customer demand. Kronos’ cost of sales as a percentage of net sales increased to 91% in the first six months of 2023 compared to 76% in the same period of 2022 primarily due to the unfavorable effects of  higher production costs (primarily raw material, energy and unabsorbed fixed production costs due to lower production volumes).

Gross margin as a percentage of net sales decreased to 9% in the first six months of 2023 compared to 24% in the first six months of 2022. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the significant decrease in sales volumes in 2023.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense decreased $13.1 million, or 21%, in 2023 compared to 2022 primarily due to lower distribution costs related to lower overall sales volumes during the quarter. Selling, general and administrative expense as a percentage of net sales was comparable in the second quarters of 2023 and 2022 at approximately 11% of net sales.

Kronos’ selling, general and administrative expense decreased $21.3 million, or 17%, in the first six months of 2023 compared to the same period in 2022 primarily due to lower distribution costs as a result of lower overall sales volumes. Selling, general and administrative expense as a percentage of net sales increased slightly in the first six months of 2023 compared to first six months of 2022.

Income (loss) from operations - Kronos had a loss from operations of $6.7 million in the second quarter of 2023 compared to income from operations of $65.2 million in the second quarter of 2022 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $.5 million in the second quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. Kronos estimates changes in currency exchange rates decreased its loss from operations by approximately $2 million in the second quarter of 2023 as compared to the same period in 2022, as discussed in the Effects of currency exchange rates section below.

Kronos had a loss from operations of $25.0 million in the first six months of 2023 compared to income from operations of $148.5 million in the first six months of 2022 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $2.2 million in the first six months of 2023 related to cash received from the settlement of a business interruption insurance claim. Kronos estimates that changes in currency exchange rates decreased its loss from operations by approximately $21 million in the first six months of 2023 as compared to the same period in 2022, as further discussed below.

Other non-operating income (expense) - Kronos recognized an unrealized loss of $.6 million on the change in market price of its marketable equity securities in the second quarter of 2023 compared to an unrealized gain of $2.3 million in the second quarter of 2022. Other components of net periodic pension and OPEB cost in the second quarter of 2023 decreased $.9 million compared to the second quarter of 2022 primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $1.3 million in settlement costs related to the termination and buy-out of Kronos’ U.K. pension plan in the second quarter of 2023. Interest expense in the second quarter of 2023 was comparable to interest expense in the second quarter of 2022.

Kronos recognized an unrealized loss of $1.3 million on the change in value of its marketable equity securities in the first six months of 2023 compared to an unrealized gain of $2.4 million in the first six months of 2022. Other components of net periodic pension and OPEB cost in the first six months of 2023 decreased $3.2 million compared to the first six months of 2022 primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $1.3 million in settlement costs related to the termination and buy-out of Kronos’ U.K. pension plan in the second quarter of 2023. Interest expense in the first six months of 2023 decreased $.3 million compared to the first six months of 2022 due to the effects of changes in currency exchange rates.

Income tax expense (benefit) - Kronos recognized an income tax benefit of $4.1 million in the second quarter of 2023 compared to income tax expense of $14.8 million in the second quarter of 2022. Kronos recognized an income tax benefit of $11.0 million in the first six months of 2023 compared to income tax expense of $33.1 million in the first six months of 2022. The difference is primarily due to lower earnings in the second quarter and first six months of 2023 as compared to the same periods in 2022 and the jurisdictional mix of such earnings. Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of Kronos’ sizeable non-U.S. operations.

Effects of currency exchange rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently Kronos’ non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all Kronos production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, and (ii) changes in currency exchange rates during time periods when Kronos’ non-U.S. operations are holding non-local currency (primarily U.S. dollars).

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income (loss) from operations for the periods indicated.

Impact of changes in currency exchange rates
Three months ended June 30, 2023 vs June 30, 2022
				Translation
				gains (losses)-	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(1)	$(1)
Income (loss) from operations	12	3	(9)	11	2

The $1 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations is denominated in the U.S. dollar.

The $2 million decrease in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $9 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and
●	Approximately $11 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022.

Impact of changes in currency exchange rates
Six months ended June 30, 2023 vs June 30, 2022
				Translation
				gains (losses)-	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(12)	$(12)
Income (loss) from operations	10	8	(2)	23	21

The $12 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $21 million decrease in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $2 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations, and
●	Approximately $23 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the strengthening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Outlook

As noted above, customer demand in all of Kronos’ major markets remained sluggish throughout the second quarter of 2023 as many of its customers continue to be cautious in placing orders due to uncertain economic conditions exacerbated by ongoing downstream destocking. Kronos is taking necessary actions to align its production and inventories to forecasted demand levels and to reduce costs in line with the lower production rates. These steps, along with the depletion of high-cost inventory created earlier in the cycle, have somewhat increased Kronos’s gross margins and improved operating cash flows in the second quarter.

Entering the second half of the year, Kronos believes customer destocking has run its course and Kronos is seeing pockets of strengthening demand, primarily in North America. However, Kronos expects near term demand will remain below historical norms. While Kronos’ selling prices have remained relatively stable throughout the first half of 2023, favorable pigment availability and minimal order lead times in the marketplace, along with low-cost imports from China, are leading to increased pricing pressure.   Raw materials and certain other input costs have declined from the highs experienced since the second half of 2022 which, combined with internal cost reduction intitiatives, should begin to positively impact margins late in the year as Kronos expects higher cost inventories will continue to depress margins well into the third quarter. Overall, due to the weaker than expected demand recovery and higher production costs, including unabsorbed fixed costs, Kronos expects to report lower operating results for the full year of 2023 as compared to 2022.

Kronos will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly. Kronos believes the long-term outlook for its industry remains positive, and Kronos is taking steps in the near term which are intended to preserve its competitive position and its future growth.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. As noted above, Kronos has experienced global market disruptions including high energy and other input costs and future impacts on its operations will depend on, among other things, future energy and other input costs along with the effect economic conditions and geopolitical events have on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $20.9 million in the first six months of 2023 compared to $13.6 million in the first six months of 2022. The increase in cash provided by operating activities in the first six months of 2023 includes:

●	lower net cash used for relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2023 of $9.2 million;
●	lower income from operations from CompX in 2023 of $2.6 million; and
●	lower cash paid for taxes in 2023 of $.7 million due to lower earnings and the relative timing of payments.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended
	June 30,
	2022	2023

	(In millions)
Net cash provided by operating activities:
CompX	$1.5	$9.8
NL Parent and wholly-owned subsidiaries	17.5	16.5
Eliminations	(5.4)	(5.4)
Total	$13.6	$20.9

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding decreased from December 31, 2022 to June 30, 2023 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. Total average number of days in inventory increased from December 31, 2022 to June 30, 2023 primarily due to higher inventory balances at both of CompX’s reporting units as a result of a planned inventory build for specific customer orders, most significantly at Security Products, which CompX expects to begin shipping in the third quarter of 2023. For comparative purposes, we have provided December 31, 2021 and June 30, 2022 numbers below.

	December 31,	June 30,	December 31,	June 30,
	2021	2022	2022	2023
Days sales outstanding	42 days	38 days	41 days	37 days
Days in inventory	96 days	108 days	99 days	117 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $.5 million in the first six months of 2023 compared to $2.2 million in the first six months of 2022. During the first six months of 2023, Valhi repaid a net $1.0 million under the promissory note ($13.7 million of gross borrowings and $14.7 million of gross repayments). During the first six months of 2022, Valhi repaid a net $2.1 million under the promissory note ($10.3 million of gross borrowings and $12.4 million of gross repayments).

During the first six months of 2023, we had gross purchases of U.S. treasury marketable securities aggregating $50.0 million (of which $24.9 million relates to CompX) and received gross proceeds totaling $26.0 million related to U.S. treasury bill maturities (of which $12.0 million relates to CompX).

Financing activities

Our board of directors declared a quarterly dividend of $.07 per share in each of the first and second quarters of 2022 and 2023. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first six months of each of 2022 and 2023 also include CompX dividends paid to its stockholders other than us. During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock (8,900 shares from affiliates in two private transactions, and 70,000 shares in a single market transaction) for an aggregate purchase price of $1.7 million. See Note 13 to our Condensed Consolidated Financial Statements.

Outstanding debt obligations

At June 30, 2023, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at June 30, 2023. See Note 8 to our Condensed Consolidated Financial Statements.

Kronos has no outstanding borrowings on its global revolving credit facility (Global Revolver) at June 30, 2023 and the full $225 million was available for borrowings thereunder. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos was in compliance with all of its debt covenants at June 30, 2023. Kronos believes it will be able to maintain compliance with the financial covenants contained in its credit facilitiy through its maturity.

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

At June 30, 2023, we had aggregate restricted and unrestricted cash, cash equivalents and current marketable securities of $183.1 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$64.8
NL Parent and wholly-owned subsidiaries	118.3
Total	$183.1

In addition, at June 30, 2023 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $15.4 million. See Note 4 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at June 30, 2023 with an aggregate market value of $307.5 million. See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2024) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At June 30, 2023, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at June 30, 2023 totaled $.1 million. CompX expects to spend $2.7 million during 2023 on capital investments, primarily those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At June 30, 2023, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2023, based on the number of shares of common stock of these affiliates we own as of June 30, 2023 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	June 30, 2023	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.19	$26.8
CompX	10.8	.25	10.8
Valhi	1.2	.08	.4
Total expected annual dividends			$38.0

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

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2023.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matters discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements and our 2022 Annual Report.

California Department of Toxic Substances Control v. NL Industries, Inc., et al. In July 2023, following a trial on limited issues, the Court issued an order finding that the California Department of Toxic Substances Control had established the liability of NL and certain other defendants.  The Court has not yet addressed allocation or damages, which will be determined in later proceedings.

Pennsylvania Lead Paint Cases.  In May 2023, the Pennsylvania Commonwealth Court issued a decision finding that the claims brought by the two county governments were inconsistent with Pennsylvania law and that both lawsuits should be dismissed.  The county governments have asked the Pennsylvania Supreme Court to review the decision of the Commonwealth Court.

Atlantic Richfield, Co. v. NL Industries, Inc.  In April 2023, the Court issued an order dismissing all claims seeking recovery of remediation costs incurred directly by Atlantic Richfield, Co., but allowed the lawsuit to continue solely with regard to Atlantic Richfield’s claims relating to a $400,000 settlement payment it made to EPA.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

Item 6.Exhibits

10.1*	NL Industries, Inc. 2023 Non-Employee Director Stock Plan.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

*Management contract, compensatory plan or arrangement; filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: August 2, 2023	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: August 2, 2023	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)