Form 10-Q
period 2023-09-30
NL INDUSTRIES INC
filed 2023-11-02
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on October 27, 2023  48,833,484.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2022	2023
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,868	$65,837
Restricted cash and cash equivalents	2,864	2,916
Marketable securities	70,164	80,217
Accounts and other receivables, net	17,870	19,773
Receivables from affiliates	636	905
Inventories, net	31,290	34,282
Prepaid expenses and other	2,276	2,185

Total current assets	193,968	206,115

Other assets:
Restricted cash and cash equivalents	25,770	26,064
Note receivable from affiliate	13,200	12,000
Marketable securities	26,350	15,882
Investment in Kronos Worldwide, Inc.	292,206	255,233
Goodwill	27,156	27,156
Other assets, net	2,523	1,812

Total other assets	387,205	338,147

Property and equipment:
Land	5,390	5,390
Buildings	23,181	23,181
Equipment	74,113	74,486
Construction in progress	722	512
	103,406	103,569
Less accumulated depreciation	74,712	77,347

Net property and equipment	28,694	26,222

Total assets	$609,867	$570,484

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
	2022	2023
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,537	$3,991
Accrued litigation settlement	11,830	11,774
Accrued and other current liabilities	13,393	11,710
Accrued environmental remediation and related costs	2,627	1,810
Payables to affiliates	665	736

Total current liabilities	32,052	30,021

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	89,731	89,385
Long-term litigation settlement	27,427	16,046
Deferred income taxes	50,119	42,729
Accrued pension costs	3,012	2,111
Other	4,279	3,984

Total noncurrent liabilities	175,068	154,755

Equity:
NL stockholders' equity:
Common stock	6,101	6,103
Additional paid-in capital	298,598	298,868
Retained earnings	300,442	280,295
Accumulated other comprehensive loss	(222,991)	(221,027)

Total NL stockholders' equity	382,150	364,239

Noncontrolling interest in subsidiary	20,597	21,469

Total equity	402,747	385,708

Total liabilities and equity	$609,867	$570,484

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(unaudited)
Net sales	$42,864	$40,355	$126,589	$118,122
Cost of sales	30,928	27,736	88,944	82,526

Gross margin	11,936	12,619	37,645	35,596

Selling, general and administrative expense	6,016	6,074	17,674	17,644
Corporate expense	2,704	2,864	8,680	8,653

Income from operations	3,216	3,681	11,291	9,299

Equity in earnings (losses) of Kronos Worldwide, Inc.	6,416	(6,229)	37,940	(13,382)

Other income (expense):
Interest and dividend income	1,081	2,344	1,957	6,454
Marketable equity securities	(24,171)	491	(4,300)	(10,468)
Loss on pension plan termination	—	—	—	(4,911)
Other components of net periodic pension and OPEB cost	(223)	(382)	(669)	(1,098)
Interest expense	(251)	(202)	(745)	(600)

Income (loss) before income taxes	(13,932)	(297)	45,474	(14,706)

Income tax expense (benefit)	(5,576)	(965)	3,564	(6,844)

Net income (loss)	(8,356)	668	41,910	(7,862)
Noncontrolling interest in net income of subsidiary	548	737	2,005	2,031

Net income (loss) attributable to NL stockholders	$(8,904)	$(69)	$39,905	$(9,893)

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$(.18)	$—	$.82	$(.20)

Weighted average shares used in the calculation of net income per share	48,816	48,833	48,809	48,824

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(unaudited)
Net income (loss)	$(8,356)	$668	$41,910	$(7,862)

Other comprehensive income (loss), net of tax:
Currency translation	(6,233)	(345)	(13,394)	(3,230)
Defined benefit pension plans	828	392	2,557	5,461
Marketable debt securities	—	85	—	(84)
Other postretirement benefit plans	(62)	(57)	(193)	(175)

Total other comprehensive income (loss), net	(5,467)	75	(11,030)	1,972

Comprehensive income (loss)	(13,823)	743	30,880	(5,890)
Comprehensive income attributable to noncontrolling interest	548	741	2,005	2,039

Comprehensive income (loss) attributable to NL stockholders	$(14,371)	$2	$28,875	$(7,929)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended September 30, 2022 and 2023 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at June 30, 2022	$6,101	$298,932	$339,327	$(246,319)	$22,936	$420,977
Net income (loss)	—	—	(8,904)	—	548	(8,356)
Other comprehensive loss, net of tax	—	—	—	(5,467)	—	(5,467)
Dividends paid - $.42 per share	—	—	(20,503)	—	—	(20,503)
Dividends paid to noncontrolling interest	—	—	—	—	(3,104)	(3,104)

Balance at September 30, 2022	$6,101	$298,932	$309,920	$(251,786)	$20,380	$383,547

Balance at June 30, 2023	$6,103	$298,868	$283,784	$(221,098)	$21,117	$388,774
Net income (loss)	—	—	(69)	—	737	668
Other comprehensive income, net of tax	—	—	—	71	4	75
Dividends paid - $.07 per share	—	—	(3,420)	—	—	(3,420)
Dividends paid to noncontrolling interest	—	—	—	—	(389)	(389)

Balance at September 30, 2023	$6,103	$298,868	$280,295	$(221,027)	$21,469	$385,708

	Nine months ended September 30, 2022 and 2023 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2021	$6,100	$299,775	$297,351	$(240,756)	$22,501	$384,971
Net income	—	—	39,905	—	2,005	41,910
Other comprehensive loss, net of tax	—	—	—	(11,030)	—	(11,030)
Issuance of NL common stock	1	119	—	—	—	120
Dividends paid - $.56 per share	—	—	(27,336)	—	—	(27,336)
Dividends paid to noncontrolling interest	—	—	—	—	(3,916)	(3,916)
Other, net	—	(962)	—	—	(210)	(1,172)

Balance at September 30, 2022	$6,101	$298,932	$309,920	$(251,786)	$20,380	$383,547

Balance at December 31, 2022	$6,101	$298,598	$300,442	$(222,991)	$20,597	$402,747
Net income (loss)	—	—	(9,893)	—	2,031	(7,862)
Other comprehensive income, net of tax	—	—	—	1,964	8	1,972
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.21 per share	—	—	(10,254)	—	—	(10,254)
Dividends paid to noncontrolling interest	—	—	—	—	(1,167)	(1,167)
Other, net	—	172	—	—	—	172

Balance at September 30, 2023	$6,103	$298,868	$280,295	$(221,027)	$21,469	$385,708

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2022	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$41,910	$(7,862)
Depreciation and amortization	2,962	2,996
Deferred income taxes	3,336	(7,100)
Equity in (earnings) losses of Kronos Worldwide, Inc.	(37,940)	13,382
Dividends received from Kronos Worldwide, Inc.	20,074	20,075
Marketable equity securities	4,300	10,468
Loss on pension plan termination	—	4,911
Benefit plan expense greater (less) than cash funding	(127)	70
Noncash interest income	—	(2,833)
Noncash interest expense	722	563
Other, net	(8)	235
Change in assets and liabilities:
Accounts and other receivables, net	(3,599)	(1,908)
Inventories, net	(7,846)	(3,199)
Prepaid expenses and other	(34)	103
Accounts payable and accrued liabilities	(10,552)	(13,183)
Income taxes	(22)	(17)
Accounts with affiliates	(33)	403
Accrued environmental remediation and related costs	(398)	(1,163)
Other noncurrent assets and liabilities, net	(12)	(475)
Net cash provided by operating activities	12,733	15,466

Cash flows from investing activities:
Capital expenditures	(3,008)	(564)
Marketable securities:
Purchases	—	(61,366)
Proceeds from maturities	—	54,000
Note receivable from affiliate:
Collections	21,100	21,900
Loans	(17,100)	(20,700)
Other, net	281	—
Net cash provided by (used in) investing activities	1,273	(6,730)

Cash flows from financing activities:
Dividends paid	(27,336)	(10,254)
Subsidiary treasury stock acquired	(1,744)	—
Dividends paid to noncontrolling interests in subsidiary	(3,916)	(1,167)
Other, net	(14)	—
Net cash used in financing activities	(33,010)	(11,421)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(19,004)	(2,685)
Balance at beginning of year	175,242	97,502

Balance at end of period	$156,238	$94,817

Supplemental disclosures - cash paid (received) for:
Interest	$23	$37
Income taxes, net	281	(473)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At September 30, 2023, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and various family trusts established for the benefit of Ms. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2023 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (Kronos). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 8, 2023 (the “2022 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2022 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2022) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended September 30, 2023 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2022 Consolidated Financial Statements contained in our 2022 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	September 30,
	2022	2023

	(In thousands)
Trade receivables - CompX	$17,910	$19,805
Other receivables	30	38
Allowance for doubtful accounts	(70)	(70)
Total	$17,870	$19,773

Note 3 – Inventories, net:

	December 31,	September 30,
	2022	2023

	(In thousands)
Raw materials	$6,245	$5,573
Work in process	19,983	23,038
Finished products	5,062	5,671
Total	$31,290	$34,282

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

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	gain (loss), net

		(In thousands)
December 31, 2022
Current assets
Fixed income securities	2	$70,164	$70,226	(62)
Noncurrent assets
Valhi common stock	1	$26,350	$24,347	$2,003

September 30, 2023
Current assets
Fixed income securities	2	$80,217	$80,425	$(208)
Noncurrent assets
Valhi common stock	1	$15,882	$24,347	$(8,465)

At December 31, 2022 and September 30, 2023, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2022 and September 30, 2023, the quoted per share market price of Valhi common stock was $22.00 and $13.26, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2022 and September 30, 2023, we owned approximately 35.2 million shares of Kronos common stock. At September 30, 2023, the quoted market price of Kronos’ common stock was $7.75 per share, or an aggregate market value of $272.9 million. At December 31, 2022, the quoted market price was $9.40 per share, or an aggregate market value of $331.1 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2023 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$292.2
Equity in losses of Kronos	(13.4)
Dividends received from Kronos	(20.1)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(4.3)
Defined benefit pension plans	.7
Other	.1
Balance at the end of the period	$255.2

Selected financial information of Kronos is summarized below:

	December 31,	September 30,
	2022	2023

	(In millions)
Current assets	$1,242.2	$999.7
Property and equipment, net	484.5	476.7
Investment in TiO2 joint venture	112.9	115.7
Other noncurrent assets	94.8	123.8
Total assets	$1,934.4	$1,715.9

Current liabilities	$326.7	$256.2
Long-term debt	424.1	422.5
Accrued pension costs	128.6	122.3
Other noncurrent liabilities	97.8	81.7
Stockholders’ equity	957.2	833.2
Total liabilities and stockholders’ equity	$1,934.4	$1,715.9

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In millions)
Net sales	$459.6	$396.9	$1,587.8	$1,266.4
Cost of sales	375.6	362.5	1,234.0	1,157.1
Income (loss) from operations	30.8	(25.3)	179.3	(50.3)
Income tax expense (benefit)	1.2	(8.7)	34.3	(19.7)
Net income (loss)	21.0	(20.4)	124.4	(43.8)

Note 6 – Other assets, net:

	December 31,	September 30,
	2022	2023

	(In thousands)
Pension asset	$1,105	$—
Other	1,418	1,812
Total	$2,523	$1,812

See Note 11 regarding the termination and buy-out of our United Kingdom (U.K.) pension plan.

Note 7 – Accrued and other current liabilities:

	December 31,	September 30,
	2022	2023

	(In thousands)
Employee benefits	$11,023	$9,271
Other	2,370	2,439
Total	$13,393	$11,710

Note 8 – Long-term debt:

During the first nine months of 2023, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At September 30, 2023, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the nine months ended September 30, 2023 was 9.97%. The interest rate under this facility as of September 30, 2023 was 10.38%. We are in compliance with all covenants at September 30, 2023.

Note 9 – Other noncurrent liabilities:

	December 31,	September 30,
	2022	2023

	(In thousands)
Reserve for uncertain tax positions	$2,714	$2,543
OPEB	637	595
Insurance claims and expenses	625	571
Other	303	275
Total	$4,279	$3,984

Note 10 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In thousands)
Net sales:
Security Products	$28,493	$31,376	$86,911	$84,390
Marine Components	14,371	8,979	39,678	33,732
Total	$42,864	$40,355	$126,589	$118,122

Note 11 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In thousands)
Interest cost	$297	$393	$891	$1,255
Expected return on plan assets	(392)	(321)	(1,176)	(1,087)
Recognized actuarial losses	373	358	1,119	1,074
Total	$278	$430	$834	$1,242

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

Note 12 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In thousands)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(2,926)	$(62)	$9,550	$(3,088)
Rate differences on equity in losses of Kronos, net of dividends	(2,712)	(1,037)	(6,075)	(3,878)
U.S. state income taxes and other, net	62	134	89	122
Income tax expense (benefit)	$(5,576)	$(965)	$3,564	$(6,844)

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(5,576)	$(965)	$3,564	$(6,844)
Additional paid-in capital	—	—	125	18
Other comprehensive income (loss):
Currency translation	(1,657)	(92)	(3,560)	(906)
Pension plans	219	104	679	503
Other	(18)	6	(52)	(78)
Total	$(7,032)	$(947)	$756	$(7,307)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $20.1 million in each of the first nine months of 2022 and 2023. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos, net of dividends, represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

Note 13 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2023	2022	2023

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(178,396)	$(181,076)	$(171,235)	$(178,191)
Other comprehensive loss	(6,233)	(345)	(13,394)	(3,230)
Balance at end of period	$(184,629)	$(181,421)	$(184,629)	$(181,421)

Defined benefit pension plans:
Balance at beginning of period	$(66,739)	$(38,788)	$(68,468)	$(43,857)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	828	392	2,557	1,319
Plan settlement	—	—	—	4,142
Balance at end of period	$(65,911)	$(38,396)	$(65,911)	$(38,396)

OPEB plans:
Balance at beginning of period	$(1,184)	$(1,011)	$(1,053)	$(893)
Other comprehensive loss -
Amortization of net gain included in net periodic OPEB cost	(62)	(57)	(193)	(175)
Balance at end of period	$(1,246)	$(1,068)	$(1,246)	$(1,068)

Marketable debt securities:
Balance at beginning of period	$—	$(223)	$—	$(50)
Other comprehensive income (loss) - unrealized gain (loss) arising during the period	—	81	—	(92)
Balance at end of period	$—	$(142)	$—	$(142)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(246,319)	$(221,098)	$(240,756)	$(222,991)
Other comprehensive income (loss)	(5,467)	71	(11,030)	1,964
Balance at end of period	$(251,786)	$(221,027)	$(251,786)	$(221,027)

See Note 11 for amounts related to our defined benefit pension plans.

Other – During the second quarter of 2022, we purchased 2,000 shares of our common stock from Kronos for a nominal amount in a private transaction that was approved in advance by our independent directors. We cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.

During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million under prior repurchase authorizations. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of its affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. At September 30, 2023, 523,647 shares were available for purchase under CompX’s prior repurchase authorizations.

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we have two annual installment payments remaining ($12.0 million for the next installment and $16.7 million for the final installment). Our final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us).  See Note 16 to our 2022 Annual Report.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2023 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$92,358
Additions charged to expense, net	368
Payments, net	(1,531)
Balance at the end of the period	$91,195

Amounts recognized in the Condensed Consolidated
Balance Sheet at the end of the period:
Current liability	$1,810
Noncurrent liability	89,385
Balance at the end of the period	$91,195

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At September 30, 2023, we had accrued approximately $91 million related to approximately 32 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2023, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Note 15 – Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2022		September 30, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$97,502	$97,502	$94,817	$94,817

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations

Net income (loss) overview

Quarter ended September 30, 2023 compared to the quarter ended September 30, 2022

Our net loss attributable to NL stockholders was $.1 million, or nil per share, in the third quarter of 2023 compared to a net loss attributable to NL stockholders of $8.9 million, or $.18 per share, in the third quarter of 2022. As more fully described below, the decrease in our net loss attributable to NL stockholders from 2022 to 2023 is primarily due to the net effects of:

●	an unrealized gain in the relative value of marketable equity securities of $.4 million in 2023 compared to an unrealized loss of $24.2 million in 2022;
●	equity in losses of Kronos of $6.2 million in 2023 compared to equity in earnings of $6.4 million in 2022;
●	higher income from operations attributable to CompX of $6.6 million in 2023 compared to $6.0 million in 2022; and
●	higher interest and dividend income of $2.4 million in 2023 compared to $1.1 million in 2022.

Our 2022 net loss per share attributable to NL stockholders includes income of $.01 per share, net of tax, related to Kronos’ business interruption insurance claim arising from Hurricane Laura in 2020.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Our net loss attributable to NL stockholders was $9.9 million, or $.20 per share, in the first nine months of 2023 compared to net income attributable to NL stockholders of $39.9 million, or $.82 per share, in the first nine months of 2022. As more fully described below, the decrease in our earnings attributable to NL stockholders from 2022 to 2023 is primarily due to:

●	equity in losses of Kronos of $13.4 million in 2023 compared to equity in earnings of $37.9 million in 2022;
●	an unrealized loss in the relative value of marketable equity securities of $10.5 million in 2023 compared to an unrealized loss of $4.3 million in 2022;
●	a non-cash loss on the termination of our U.K. pension plan of $4.9 million in 2023;
●	higher interest and dividend income of $6.5 million in 2023 compared to $2.0 million in 2022; and
●	lower income from operations attributable to CompX of $18.0 million in 2023 compared to $20.0 million in 2022.

Our 2023 net loss per share attributable to NL stockholders includes:

●	a loss of $.08 per share, net of tax, due to the termination of our U.K. pension plan, and
●	income of $.01 per share, net of tax, due to Kronos’ recognition of a pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020.

Our 2022 net income per share attributable to NL stockholders includes income of $.01 per share, net of tax, related to Kronos’ business interruption insurance claim arising from Hurricane Laura in 2020.

Income from operations

The following table shows the components of our income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
CompX	$6.0	$6.6	11%	$20.0	$18.0	(10)%
Corporate expense	(2.8)	(2.9)	6	(8.7)	(8.7)	—
Income from operations	$3.2	$3.7	14	$11.3	$9.3	(18)

CompX is our component products business and corporate expense relates to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$6.4	$(6.2)	(197)%	$37.9	$(13.4)	(135)%
Marketable equity securities unrealized gain (loss)	(24.2)	.4	(102)	(4.3)	(10.5)	143
Loss on pension plan termination	—	—	—	—	(4.9)	n.m.
Other components of net periodic pension and OPEB cost	(.2)	(.4)	71	(.7)	(1.1)	64
Interest and dividend income	1.1	2.4	117	2.0	6.5	230
Interest expense	(.2)	(.2)	(20)	(.7)	(.6)	(19)

n.m. not meaningful

CompX International Inc.

In the third quarter of 2023 CompX’s income from operations increased to $6.6 million compared to $6.0 million in the third quarter of 2022 due to higher Security Products sales and improved gross margin percentages at both reporting units, partially offset by lower Marine Components sales. Income from operations for the first nine months of 2023 decreased to $18.0 million compared to $20.0 million in the first nine months of 2022 primarily due to lower Marine Components sales and, to a lesser extent, lower Security Products sales somewhat offset by an improvement in Marine Components gross margin percentage.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
Net sales	$42.9	$40.3	(6)%	$126.6	$118.1	(7)%
Cost of sales	30.9	27.7	(10)	88.9	82.5	(7)
Gross margin	12.0	12.6	6	37.7	35.6	(5)
Operating costs and expenses	6.0	6.0	1	17.7	17.6	—
Income from operations	$6.0	$6.6	11	$20.0	$18.0	(10)

Percentage of net sales:
Cost of sales	72%	69%		70%	70%
Gross margin	28	31		30	30
Operating costs and expenses	14	15		14	15
Income from operations	14	16		16	15

Net sales – Net sales decreased $2.6 million and $8.5 million in the third quarter and in the first nine months of 2023, respectively, compared to the same periods in 2022 due to lower Marine Components sales primarily to the towboat market, partially offset by higher Security Products sales in the third quarter of 2023. See discussion of reporting units below.

Cost of sales and gross margin – Cost of sales as a percentage of sales decreased 3% in the third quarter and was relatively flat for the first nine months of 2023, compared to the same periods in 2022. As a result, gross margin as a percentage of sales increased in the third quarter of 2023 and remained relatively consistent for the first nine months of 2023. Gross margin percentage increased in the third quarter compared to the same period in 2022 primarily due to higher gross margin percentages at both Security Products and Marine Components during the quarter. See discussion of reporting units below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the third quarter and for the first nine months of 2023 were comparable to the same periods in 2022. Operating costs and expenses as a percentage of net sales increased for the third quarter and the first nine months of 2023 due to decreased coverage of operating costs and expenses as a result of lower sales.

Income from operations – As a percentage of net sales, income from operations for the third quarter and first nine months compared to the same periods of 2022 were primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs.  See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
Security Products:
Net sales	$28.5	$31.4	10%	$86.9	$84.4	(3)%
Cost of sales	20.2	21.4	5	59.6	58.5	(2)
Gross margin	8.3	10.0	22	27.3	25.9	(5)
Operating costs and expenses	3.4	3.5	6	9.7	9.9	3
Operating income	$4.9	$6.5	32	$17.6	$16.0	(9)

Gross margin	29%	32%		31%	31%
Operating income margin	17	21		20	19

Security Products – Security Products net sales increased 10% in the third quarter of 2023 compared to the same period in 2022. Relative to prior year, third quarter sales were $3.9 million higher to the government security market, partially offset by $.6 million lower sales to the office furniture market and $.4 million lower sales to the gas station security market. Security Products net sales decreased 3% in the first nine months of 2023 compared to the same period in 2022. Relative to prior year, sales for the first nine months were $1.4 million lower to the office furniture market, $1.1 million lower to the government security market, $.5 million lower to the gas station security market and $.4 million lower to the healthcare market, partially offset by $1.2 million higher sales to distributors.

Gross margin as a percentage of net sales increased for the third quarter of 2023 compared to the same period in 2022 primarily due to increased sales volumes and lower cost of sales percentage as a result of lower raw materials, shipping and overtime costs. Operating income as a percentage of net sales increased in the third quarter of 2023 compared to the same period in 2022 due to the factors impacting gross margin, partially offset by increased operating costs and expenses, including higher employee salaries and benefits of $.2 million. Gross margin as a percentage of net sales for the first nine months of 2023 was relatively flat compared to the same period in 2022 primarily due to effects of lower sales and decreased coverage of fixed costs as a result of lower sales, partially offset by the favorable increase in gross margin during the third quarter as discussed above. Operating income as a percentage of net sales decreased in the first nine months of 2023 compared to the same period in 2022 due to the factors impacting gross margin, as well as increased operating costs and expenses including higher employee salaries and benefits of $.2 million noted above.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
Marine Components:
Net sales	$14.4	$8.9	(38)%	$39.7	$33.7	(15)%
Cost of sales	10.7	6.3	(40)	29.3	24.0	(18)
Gross margin	3.7	2.6	(30)	10.4	9.7	(7)
Operating costs and expenses	1.0	.9	(7)	2.9	2.7	(6)
Operating income	$2.7	$1.7	(38)	$7.5	$7.0	(7)

Gross margin	26%	29%		26%	29%
Operating income margin	19	19		19	21

Marine Components – Marine Components net sales decreased 38% in the third quarter of 2023 compared to the same period in 2022. Relative to prior year, third quarter sales were $4.8 million lower to the towboat market and $.5 million lower to the engine builder market, partially offset by $.4 million higher sales to the center console boat market. Marine Components net sales decreased 15% in the first nine months of 2023 compared to the same period in 2022. Relative to prior year, sales for the first nine months were $7.7 million lower to the towboat market and $.8 million lower to the engine builder market, partially offset by $1.4 million higher sales to the industrial market, $.6 million higher sales to marine dealers and distributors and $.4 million higher sales to the center console boat market.

Gross margin as a percentage of sales increased in the third quarter and for the first nine months of 2023 compared to the same period in 2022 primarily due to lower raw material costs (primarily stainless steel and aluminum), lower shipping rates and lower labor costs from reduced employee overtime due to lower sales, partially offset by decreased coverage of fixed costs as a result of lower sales. Higher gross margin in the first quarter of 2023 also favorably impacted the nine-month comparative period. Operating income as a percentage of net sales in the third quarter of 2023 was comparable to the same period in 2022. Operating income as a percentage of net sales increased in the first nine months of 2023 compared to the same period in 2022 due to the factors impacting gross margin as well as reduced operating costs and expenses, including lower employee related administrative expenses of $.2 million.

Outlook – During the third quarter, CompX benefited from increased sales to a customer in the government security market while demand in many of the other markets its Security Products reporting unit serves remained sluggish. At CompX’s Marine Components reporting unit, softening demand experienced in the first half of the year continued in the third quarter, primarily due to continued weakness in the towboat market. Labor markets have largely become favorable in each of the regions CompX operates, and material prices have either stabilized or, in the case of certain commodity raw materials, started to decline slightly. CompX’s supply chains are stable and transportation and logistical delays are minimal, and the long lead times related to certain electronic and specialty components it previously experienced have begun to ease. CompX has adjusted its labor force and production rates at its facilities to reflect the stability of its raw material supplies and near-term demand levels.

CompX expects its Security Products reporting unit will continue to benefit from increased sales to the government security market for the remainder of the year. CompX is in close contact with its key customers and believes reduced order rates will continue through the end of the year in many of the other Security Products markets. Overall, CompX expects the improved gross margins experienced by Security Products during the third quarter will continue in the fourth quarter as raw material costs have stabilized and higher cost inventory has worked its way through cost of sales. CompX expects its Marine Components reporting unit net sales for the remainder of the year will continue to be challenged compared to 2022, particularly in the towboat market, as marine demand faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of CompX’s customers, have publicly announced reductions to production schedules for the remainder of 2023. CompX has been able to somewhat offset the towboat market sales declines with increased sales to industrial customers, but it does not expect increases in sales to the industrial market will fully offset weakened towboat demand. Overall, CompX expects Marine Components gross margin as a percentage of net sales for the full year of 2023 to be slightly favorable to 2022 primarily as a result of lower raw material costs. Despite increased sales to the government security market and higher gross margin percentage at both reporting units, due to broader market reduced demand, CompX expects to report slightly lower consolidated sales and operating income in 2023 compared to 2022. CompX is focused on managing inventory levels to align with anticipated near-term demand. With raw materials and other components more readily available, CompX believes it will be able to achieve additional operating efficiencies during the remainder of the year although the extent and impact of such efficiencies is not yet known.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, CompX has experienced some global and domestic supply chain challenges and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the impact of economic conditions and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

General corporate and other items

Corporate expense – Corporate expenses of $2.9 million in the third quarter of 2023 were comparable to the third quarter of 2022. Included in corporate expense in the third quarter of 2022 and 2023 are:

●	litigation fees and related costs of $1.2 million in 2023 compared to $.9 million in 2022, and
●	environmental remediation and related costs of $.3 million in 2023 compared to a benefit of $.1 million in 2022.

Corporate expenses of $8.7 million in the first nine months of 2023 were comparable to the first nine months of 2022. Included in corporate expense in the first nine months of 2022 and 2023 are:

●	litigation fees and related costs of $3.7 million in 2023 compared to $2.7 million in 2022, and
●	environmental remediation and related costs of $.4 million in each of 2023 and 2022.

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

Interest and dividend income – Interest and dividend income increased in the third quarter and for the first nine months of 2023 compared to the same periods of 2022 primarily due to higher average interest rates and increased investment balances, somewhat offset by lower average balances on CompX’s revolving promissory notes receivable from Valhi. See Note 4 to our Condensed Consolidated Financial Statements.

Marketable equity securities – We recognized an unrealized gain of $.4 million on the change in value of our marketable equity securities in the third quarter of 2023 compared to an unrealized loss of $24.2 million in the third quarter of 2022. We recognized an unrealized loss of $10.5 million on the change in value of our marketable equity securities in the first nine months of 2023 compared to an unrealized loss of $4.3 million in the first nine months of 2022. See Note 4 to our Condensed Consolidated Financial Statements.

Income tax expense – We recognized an income tax benefit of $.9 million in the third quarter of 2023 compared to an income tax benefit of $5.5 million in the third quarter of 2022 and an income tax benefit of $6.8 million in the first nine months of 2023 compared to income tax expense of $3.6 million in the first nine months of 2022. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $20.1 million in each of the first nine months of 2022 and 2023.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was 5% in the first nine months of 2022 compared to 50% in the first nine months of 2023. The increase in our effective rate from 2022 to 2023 is primarily attributable to Kronos’ anticipated lower full year earnings in 2023 as compared to 2022. See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2023 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX increased during the third quarter and the first nine months of 2023 compared to the same prior year periods.  The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2022	2023	Change	2022	2023	Change

	(In millions)			(In millions)
Net sales	$459.6	$396.9	(14)%	$1,587.8	$1,266.4	(20)%
Cost of sales	375.6	362.5	(3)	1,234.0	1,157.1	(6)
Gross margin	$84.0	$34.4		$353.8	$109.3

Income (loss) from operations	$30.8	$(25.3)	(182)%	$179.3	$(50.3)	(128)%
Interest and dividend income	1.4	1.5		2.1	5.0
Marketable equity securities unrealized gain (loss)	(2.9)	—		(.5)	(1.3)
Other components of net periodic pension and OPEB cost	(2.9)	(1.0)		(9.2)	(4.1)
Interest expense	(4.2)	(4.3)		(13.0)	(12.8)
Income (loss) before income taxes	22.2	(29.1)		158.7	(63.5)
Income tax expense (benefit)	1.2	(8.7)		34.3	(19.7)
Net income (loss)	$21.0	$(20.4)		$124.4	$(43.8)

Percentage of net sales:
Cost of sales	82%	91%		78%	91%
Income (loss) from operations	7	(6)		11	(4)

Equity in earnings (losses) of Kronos Worldwide, Inc.	$6.4	$(6.2)		$37.9	$(13.4)

TiO2 operating statistics:
Sales volumes*	113	107	(6)%	399	313	(22)%
Production volumes*	131	102	(22)	401	296	(26)

Change in TiO2 net sales:
TiO2 sales volumes			(6)%			(22)%
TiO2 product pricing			(8)			(2)
TiO2 product mix/other			(3)			4
Changes in currency exchange rates			3			—
Total			(14)%			(20)%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos and the TiO2 industry are experiencing an extended period of significantly reduced demand across all major markets  which is reflected in its sales volumes in both the third quarter and first nine months of 2023. Demand first began to fall in the third quarter of 2022 and although there has been some stabilization at this reduced level, overall demand remains below average historical levels. While Kronos started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022, this extended period of reduced demand has put downward pressure on its average TiO2 selling prices and, as a result, prices declined 9% during the first nine months of 2023. Kronos’ average TiO2 selling prices in the first nine months of 2023 were 2% lower than the average prices during the first nine months of 2022.

Kronos began curtailing production in the third quarter of 2022 at certain of its European facilities due to decreased demand and increased production costs. Thus far during 2023, Kronos has continued operating its production facilities at reduced rates to align production with expected customer demand. As a result, Kronos operated its production facilities at 71% of practical capacity utilization in the first nine months of 2023 compared to 96% of practical capacity utilization in the first nine months of 2022.

The following table shows Kronos’ capacity utilization rates during 2022 and 2023.

	Production Capacity Utilization Rates
	2022	2023
First Quarter	100%	76%
Second Quarter	95%	64%
Third Quarter	93%	73%

Due to significant increases in per metric ton production costs (primarily feedstock and unabsorbed fixed costs due to reduced operating rates), Kronos’ cost of sales per metric ton of TiO2 sold in the first nine months of 2023 was significantly higher as compared to the comparable periods in 2022 (excluding the effect of changes in currency exchange rates). Kronos’ cost of sales per metric ton of TiO2 sold in the third quarter of 2023 was comparable to the same period in 2022.

In response to this extended period of reduced demand Kronos has taken measures to reduce  its operating costs and improve its long-term cost structure. As part of overall cost saving measures, during the third quarter of 2023 Kronos began implementing certain voluntary and involuntary workforce reductions. A substantial portion of Kronos’ workforce reductions are expected to be accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions will impact approximately 100 individuals.  To date expenses related to these initiatives are not significant due to the early stages of the reductions; however, Kronos currently expects to recognize a $6 million charge in the fourth quarter of 2023 related to workforce reductions it will implement during the quarter, most of which is expected to be classified in selling, general and administrative expense. The majority of cash payments are also expected to be completed by the first quarter of 2024.

Net sales – Kronos’ net sales in the third quarter of 2023 decreased 14%, or $62.7 million, compared to the third quarter of 2022 primarily due to a 6% decrease in sales volumes (which decreased net sales by approximately $28 million) and an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $37 million).  In addition to the impact of sales volumes and average TiO2 selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $12 million in the third quarter of 2023 as compared to the third quarter of 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 6% in the third quarter of 2023 as compared to the third quarter of 2022 due to lower overall demand across all major markets noted above. The lower overall demand Kronos began experiencing in the second half of 2022 and first half of 2023 has continued during the third quarter of 2023.

Kronos’ net sales in the first nine months of 2023 decreased 20%, or $321.4 million, compared to the first nine months of 2022 primarily due to a 22% decrease in sales volumes (which decreased net sales by approximately $349 million) and a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $32 million). Changes in product mix positively contributed to net sales, primarily due to higher average selling prices in Kronos’ complementary businesses which somewhat offset declines in TiO2  sales volumes. Changes in currency exchange rates had a nominal effect on the sales in the first nine months of 2023 as compared to the first nine months of 2022.

Kronos’ sales volumes decreased 22% in the first nine months of 2023 as compared to the first nine months of 2022 due to lower overall demand across all major markets noted above. The lower overall demand Kronos began experiencing in the second half of 2022 has continued during the first nine months of 2023.

Cost of sales and gross margin – Kronos’ cost of sales decreased $13.1 million, or 3%, in the third quarter of 2023 compared to the third quarter of 2022 due to the net effects of a 6% decrease in sales volumes, a 22% decrease in production volumes (which resulted in $20 million of unabsorbed fixed production costs) at certain of its manufacturing facilities to align inventory levels to anticipated near-term customer demand somewhat offset by lower production costs of approximately $10 million (primarily energy and raw materials). Kronos’ cost of sales as a percentage of net sales increased to 91% in the third quarter of 2023 compared to 82% in the same period of 2022 primarily due to the unfavorable effects of unabsorbed fixed production costs due to lower production volumes.

Gross margin as a percentage of net sales decreased to 9% in the third quarter of 2023 compared to 18% in the third quarter of 2022. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to lower production and sales volumes, lower average TiO2 selling prices and changes in currency exchange rates.

Kronos’ cost of sales decreased $76.9 million, or 6%, in the first nine months of 2023 compared to the first nine months of 2022 due to the net effects of a 22% decrease in sales volumes, a 26% decrease in production volumes (which resulted in $74 million of unabsorbed fixed production costs) at certain of its manufacturing facilities to align inventory levels to anticipated near-term customer demand and higher production costs of approximately $90 million (primarily raw materials). Kronos’ cost of sales as a percentage of net sales increased to 91% in the first nine months of 2023 compared to 78% in the same period of 2022 primarily due to the unfavorable effects of  higher production costs (primarily raw materials) and unabsorbed fixed production costs due to lower production volumes.

Gross margin as a percentage of net sales decreased to 9% in the first nine months of 2023 compared to 22% in the first nine months of 2022. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effect of higher production costs, lower production and sales volumes, lower average TiO2 selling prices and changes in currency exchange rates.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense decreased $5.4 million, or 9%, in 2023 compared to 2022 primarily due to lower distribution costs related to lower overall sales volumes during the quarter. Selling, general and administrative expense as a percentage of net sales was comparable in the third quarters of 2023 and 2022 at approximately 13% of net sales.

Kronos’ selling, general and administrative expense decreased $26.7 million, or 15%, in the first nine months of 2023 compared to the same period in 2022 primarily due to lower distribution costs as a result of lower overall sales volumes. Selling, general and administrative expense as a percentage of net sales was comparable in the first nine months of 2023 and 2022 at approximately 12% of net sales.

Income (loss) from operations – Kronos had a loss from operations of $25.3 million in the third quarter of 2023 compared to income from operations of $30.8 million in the third quarter of 2022 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $.3 million in the third quarter of 2023 and a gain of $2.7 million in the third quarter of 2022 related to cash received from the settlement of a business interruption insurance claim. Kronos estimates changes in currency exchange rates increased its loss from operations by approximately $10 million in the third quarter of 2023 as compared to the same period in 2022, as discussed in the Effects of currency exchange rates section below.

Kronos had a loss from operations of $50.3 million in the first nine months of 2023 compared to income from operations of $179.3 million in the first nine months of 2022 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $2.5 million in the first nine months of 2023 and a gain of $2.7 million in the first nine months of 2022 related to cash received from the settlement of a business interruption insurance claim. Kronos estimates that changes in currency exchange rates decreased its loss from operations by approximately $11 million in the first nine months of 2023 as compared to the same period in 2022, as further discussed below.

Other non-operating income (expense) – There was no change in the relative market value of Kronos’ marketable equity securities in the third quarter of 2023. However, Kronos recognized an unrealized loss of $2.9 million in the third quarter of 2022 related to the change in market price of its marketable equity securities. Other components of net periodic pension and OPEB cost in the third quarter of 2023 decreased $1.9 million compared to the third quarter of 2022 primarily due to the net effects of higher discount rates impacting interest cost and previously unrecognized actuarial losses. Interest expense in the third quarter of 2023 was comparable to interest expense in the third quarter of 2022.

Kronos recognized an unrealized loss of $1.3 million on the change in value of its marketable equity securities in the first nine months of 2023 compared to an unrealized loss of $.5 million in the first nine months of 2022. Other components of net periodic pension and OPEB cost in the first nine months of 2023 decreased $5.1 million compared to the first nine months of 2022 primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $1.3 million in settlement costs related to the termination and buy-out of Kronos’ pension plan in the United Kingdom during the second quarter of 2023. Interest expense in the first nine months of 2023 was comparable to interest expense in the first nine months of 2022.

Income tax expense (benefit) - Kronos recognized an income tax benefit of $8.7 million in the third quarter of 2023 compared to income tax expense of $1.2 million in the third quarter of 2022. Kronos recognized an income tax benefit of $19.7 million in the first nine months of 2023 compared to income tax expense of $34.3 million in the first nine months of 2022. The difference is primarily due to lower earnings in the third quarter and first nine months of 2023 as compared to the same periods in 2022 and the jurisdictional mix of such earnings. Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of Kronos’ sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates
Three months ended September 30, 2023 vs September 30, 2022
				Translation
				gains -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$12	$12
Income (loss) from operations	7	(4)	(11)	1	(10)

The $12 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by Kronos’ Canadian and Norwegian operations is denominated in the U.S. dollar.

The $10 million increase in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and
●	Approximately $1 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Impact of changes in currency exchange rates
Nine months ended September 30, 2023 vs September 30, 2022
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$—	$—
Income (loss) from operations	17	4	(13)	24	11

The $11 million decrease in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $13 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations, and
●	Approximately $24 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Outlook

Kronos’ customer demand remained weak during the third quarter of 2023 with demand in Europe remaining at historically low levels while North America and export markets showed signs of stabilizing. Kronos is taking necessary actions to align its production and inventories to forecasted demand levels and to reduce costs in line with the lower production rates including production curtailments and cost reduction initiatives noted above designed to improve its long-term cost structure. These steps, along with the depletion of high-cost inventory created earlier in the cycle, have somewhat increased gross margins and improved operating cash flows in the second and third quarters of the year. Kronos continues to focus on maintaining liquidity through this down cycle and it expects to maintain consistent cash balances and availability on its revolving credit facility for the foreseeable future.

While Kronos believes customer destocking is complete and customer inventories are historically low, its customers’ near-term outlook remains uncertain and, particularly in Europe, it expects production curtailments by certain customers during the fourth quarter in response to expected low downstream demand. Outside of Europe, demand levels have stabilized in many regions, primarily in North America as noted above, but at levels well below historical norms. During the third quarter Kronos’ selling prices came under increasing pressure, primarily due to  low-cost imports from China impacting European and export pricing. Raw materials and certain other input costs have declined from the highs experienced since the second half of 2022 which, combined with internal cost reduction initiatives as noted above, have begun to positively impact margins as compared to earlier in the year when higher cost inventories depressed margins. Energy costs in Europe have generally stabilized after a period of market disruptions, although in early 2023, in order to provide cost certainty, Kronos entered into forward contracts for a portion of its energy needs in 2023 which in many cases are priced above current market rates. As these contracts expire later in 2023, Kronos expects its energy costs to be further reduced. Kronos also expects raw material and other input costs to continue to decline which, along with other cost reduction initiatives discussed above, will result in improved margins in 2024. Overall, due to the weaker than expected demand recovery and higher production costs, including unabsorbed fixed costs, Kronos expects to report lower operating results for the full year of 2023 as compared to 2022.

Kronos is uncertain as to when demand will improve, however, it expects near-term demand will remain below historical norms and it is managing production levels to end the year with commensurately low finished good inventory levels. Kronos believes the long-term outlook for its industry remains positive, and the steps Kronos is taking enable it to quickly adjust production rates while preserving its competitive position. Kronos is in close contact with its customers and will continue to monitor current and anticipated near-term customer demand levels and align its production and inventories accordingly.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. Kronos has experienced global market disruptions including high energy and other input costs and future impacts on its operations will depend on, among other things, competition from low-cost imports, future energy and other input costs and the effect economic conditions and geopolitical events have on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $15.5 million in the first nine months of 2023 compared to $12.7 million in the first nine months of 2022. The increase in cash provided by operating activities in the first nine months of 2023 includes:

●	lower net cash used for relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2023 of $3.8 million;
●	lower income from operations from CompX in 2023 of $2.0 million; and
●	lower cash paid for taxes in 2023 of $.8 million due to lower earnings and the relative timing of payments.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended
	September 30,
	2022	2023

	(In millions)
Net cash provided by operating activities:
CompX	$8.1	$11.8
NL Parent and wholly-owned subsidiaries	31.5	11.8
Eliminations	(26.9)	(8.1)
Total	$12.7	$15.5

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding increased from December 31, 2022 to September 30, 2023 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. Total average number of days in inventory increased from December 31, 2022 to September 30, 2023 primarily due to the increase at the Marine Components reporting unit due to lower sales and increased inventory balances as a result of prior orders of certain raw materials that had longer lead times that were delivered during the second and third quarters of 2023. Days in inventory for the Security Products reporting unit increased slightly due to the planned inventory build during the second quarter to fulfill a purchase order that began shipping during the third quarter and is expected to continue shipping through the end of the year. Absent this order, Security Products inventory balances would have declined at the end of the third quarter in line with current demand. For comparative purposes, we have provided December 31, 2021 and September 30, 2022 numbers below.

	December 31,	September 30,	December 31,	September 30,
	2021	2022	2022	2023
Days sales outstanding	42 days	41 days	41 days	45 days
Days in inventory	96 days	98 days	99 days	112 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $.6 million in the first nine months of 2023 compared to $3.0 million in the first nine months of 2022. During the first nine months of 2023, Valhi repaid a net $1.2 million under the promissory note ($20.7 million of gross borrowings and $21.9 million of gross repayments). During the first nine months of 2022, Valhi repaid a net $4.0 million under the promissory note ($17.1 million of gross borrowings and $21.1 million of gross repayments).

During the first nine months of 2023, we had gross purchases of U.S. treasury marketable securities aggregating $61.4 million (of which $36.3 million relates to CompX) and received gross proceeds totaling $54.0 million related to U.S. treasury bill maturities (of which $24.0 million relates to CompX).

Financing activities

During the first nine months of 2023 and 2022, we paid aggregate quarterly dividends to NL stockholders of $.21 per share. Additionally, in August 2022 our board of directors declared a special dividend of $.35 per share ($17.1 million). The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first nine months of each of 2022 and 2023 also include CompX dividends paid to its stockholders other than us. During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock (8,900 shares from affiliates in two private transactions, and 70,000 shares in a single market transaction) for an aggregate purchase price of $1.7 million. See Note 13 to our Condensed Consolidated Financial Statements.

Outstanding debt obligations

At September 30, 2023, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at September 30, 2023. See Note 8 to our Condensed Consolidated Financial Statements.

Kronos has no outstanding borrowings at September 30, 2023 on its $225 million global revolving credit facility (Global Revolver). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at September 30, 2023 the full $225 million was available for borrowings. Kronos’ Senior Secured Notes and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos was in compliance with all of its debt covenants at September 30, 2023. Kronos believes it will be able to maintain compliance with the financial covenants contained in its credit facility through its maturity.

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

At September 30, 2023, we had aggregate restricted and unrestricted cash, cash equivalents and current marketable securities of $175.0 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$64.4
NL Parent and wholly-owned subsidiaries	110.6
Total	$175.0

In addition, at September 30, 2023 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $15.9 million. See Note 4 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at September 30, 2023 with an aggregate market value of $272.9 million. See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2024) and long-term obligations (defined as the five-year period ending September 30, 2028) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At September 30, 2023, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at September 30, 2023 totaled $.2 million. CompX expects to spend $2.0 million during 2023 on capital investments, primarily those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At September 30, 2023, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2023, based on the number of shares of common stock of these affiliates we own as of September 30, 2023 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	September 30, 2023	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.19	$26.8
CompX	10.8	.25	10.8
Valhi	1.2	.08	.4
Total expected annual dividends			$38.0

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

Recent accounting pronouncements

Not applicable

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2023.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matters discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, our June 30, 2023 Quarterly Report on Form 10-Q and our 2022 Annual Report.

Atlantic Richfield, Co. v. NL Industries, Inc.  In October 2023, the Tenth Circuit Court of Appeals agreed to hear an appeal of the trial court’s order dismissing most of the claims brought by Atlantic Richfield, Co.

California Department of Toxic Substances v. NL Industries, Inc.  In August 2023, the Court determined that NL and six other defendants are liable for costs to address contamination at the former smelter property and a disposal area across the street, but are not liable for contamination elsewhere in the industrial area.  Neither the amount of recoverable costs, nor NL’s share of those costs, has yet been determined.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

Item 6.Exhibits

3.1	Amended and Restated Bylaws of NL Industries, Inc. (effective October 26, 2023) – incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 26, 2023.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: November 2, 2023	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: November 2, 2023	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)