Form 10-K
period 2023-12-31
NL INDUSTRIES INC
filed 2024-03-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐		☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of the 8.4 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2023 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $46.7 million.

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on February 29, 2024:  48,833,484.

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

Organization

At December 31, 2023, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw material (such as ore);

●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for Kronos’ TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades, or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Price and product competition from low-cost manufacturing sources (such as China);
●	Customer and competitor strategies;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	The introduction of trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities;
●	Increases in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;
●	Uncertainties associated with CompX’s development of new products and product features;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;

●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental, health, safety, sustainability or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Pending or possible future litigation or other actions.

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

Component Products CompX International Inc. - 87% owned at December 31, 2023

CompX manufactures engineered components that are sold to a variety of industries including postal, recreational transportation (including boats), office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment. CompX has three production facilities in the United States.

Chemicals Kronos Worldwide, Inc. - 31% owned at December 31, 2023

Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, cosmetics, pharmaceuticals and other industrial and consumer “quality-of-life” products. Kronos has production facilities in Europe and North America. Sales of its core TiO2 pigments represented approximately 90% of Kronos’ net sales in 2023, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

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

American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock CompX produces;
●	pin tumbler locks which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine™; and
●	CompX’s innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

A substantial portion of CompX’s Security Products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above. CompX also has a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith and smaller original equipment manufacturer (OEM) distributors via its STOCK LOCKS® distribution program.

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

The following table sets forth the location, size and business operations for each of CompX’s principal operating facilities at December 31, 2023:

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

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 13% of our total cost of sales for 2023. Total material costs, including purchased components, represented approximately 48% of our cost of sales in 2023.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass, aluminum and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times CompX may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. After increasing in 2021 and the first half of 2022, prices for the primary commodity-related raw materials used in the manufacture of CompX’s locking mechanisms, primarily zinc and brass, generally began to stabilize in the latter half of 2022 and into 2023 and generally began soften in the latter half of 2023. The prices for stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes and wake enhancement systems, experienced significant volatility during 2021 and 2022, but were more stable in 2023. Although raw commodity costs declined during 2023 from elevated levels experienced in 2021 and 2022, in most cases materials CompX purchases also include processing and conversion costs such as alloying, extension and rolling which continue to be elevated due to costs of labor, transportation and energy. Based on current economic conditions, CompX expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2024 to be relatively stable. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions. In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by its products. Consequently, overall operating margins can be negatively affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks - CompX holds a number of patents relating to its component products, certain of which it believes to be important to CompX and its continuing business activity. Patents generally have a term of 20 years and CompX’s patents have remaining terms ranging from one year to 17 years at December 31, 2023.

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

CompX sells to a diverse customer base with only one customer representing 10% or more of its sales in 2023 (United States Postal Service representing 24% of which 11% related to a pilot project). CompX’s largest ten customers accounted for approximately 52% of its sales in 2023.

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

Regulatory and environmental matters - CompX has a history of incorporating environmental management and compliance in its operations and decision making. CompX operates three low-emission manufacturing facilities and CompX’s production processes requiring waste-water discharge are consolidated at its Mauldin, South Carolina facility.  This facility has received a ReWa Compliance Excellence Award from Renewable Water Resources, an organization which sets regulatory and water policies for the Mauldin facility’s geographic region, for multiple years for its exemplary performance. In addition, CompX operates extensive scrap metal recycling programs to reduce landfill waste.

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

CHEMICALS - KRONOS WORLDWIDE, INC.

Business overview - Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 3,000 customers in 100 countries with the majority of sales in Europe, North America and the Asia Pacific region. Kronos believes it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. Kronos believes Western Europe and North America currently account for approximately 14% and 15% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and Kronos believes these are significant markets which will continue to grow as economies in these regions develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets - Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years. Kronos believes it is the largest chloride process TiO2 producer in Europe with 44% of its 2023 sales volumes attributable to markets in Europe. The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2021	2022	2023
Europe	15%	14%	12%
North America	17%	17%	16%

Kronos believes it is the leading seller of TiO2 in several countries, including Germany. Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that include over 50 different TiO2  pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to its customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of Kronos’ core TiO2 pigments represented approximately 90% of its net sales in 2023. Kronos and its agents and distributors primarily sell products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2023:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	44%	Coatings	57%
North America	41%	Plastics	30%
Asia Pacific	9%	Paper	9%
Rest of World	6%	Other	4%

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

TiO2 for paper – Kronos’ TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability. Although Kronos sells its TiO2 to all segments of the paper end-use market, its primary focus is on the TiO2 grades used in coated board and paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure. The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns. Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard. TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

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

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of its net sales in 2023:

●	Kronos owns and operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. Along with supplying ilmenite ore to its sulfate plants in Europe, Kronos also sells ilmenite ore to third parties, some of whom are its competitors. The mine has estimated ilmenite reserves that it expects, based on internal estimates, to last approximately 50 years.
●	Kronos manufactures and sells iron-based chemicals, which are co-products and processed co-products of sulfate and chloride process TiO2 pigment production. These co-product chemicals are marketed through its Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.
●	Kronos manufactures and sells other specialty chemicals, which are side-stream products from the production of TiO2. These specialty chemicals are used in applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices and natural gas pipe and other specialty applications.

Manufacturing, operations and properties - Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2023, chloride process production facilities represented approximately 43% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●	Chloride process – The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force. The chloride process produces an intermediate base pigment with a wide range of properties. The chloride process produces a product with a blueish undertone and is the preferred form to produce TiO2 pigments for use in coatings and plastics, the two largest end-use markets.
●	Sulfate process – The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments. The sulfate process produces a warmer undertone and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics, some of which generate higher profit margins.

Kronos produced 545,000, 492,000, and 401,000 metric tons of TiO2 in 2021, 2022 and 2023, respectively. Kronos’ production volumes include its share of the output produced by its TiO2 manufacturing joint venture discussed below. Kronos’ average production capacity utilization rates were approximately full practical capacity in 2021, 89% in 2022 and 72% in 2023. Beginning in the fourth quarter of 2022 and continuing throughout 2023, Kronos adjusted production levels to correspond with reduced customer demand resulting from challenging economic conditions and geopolitical uncertainties.

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

Kronos’ chloride process production and remaining sulfate production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs with only moderate capital expenditures. Kronos operated its facilities at reduced capacities in the fourth quarter of 2022 and through 2023.

The following table presents the division of Kronos’ expected 2024 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	32%	—%
Nordenham, Germany	TiO2 production, sulfate process, co-products	—	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	16	—
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	6
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	18	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	14	—
Total		80%	20%

(1)	The Leverkusen facility is located within a more extensive manufacturing complex. Kronos owns its Leverkusen facility, which represents about one-third of Kronos’ current TiO2 production capacity, but Kronos leases the land under the facility under a long-term agreement which expires in 2050. Lease payments are periodically negotiated for periods of at least two years at a time. A third-party operator of the manufacturing complex provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	Kronos operates the facility near Lake Charles, Louisiana through a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which it is entitled. The joint venture owns the land and facility.

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

In the past Kronos has been, and expects it will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts. Kronos expects the raw materials purchased under these contracts, and contracts it may enter into, will meet its chloride process feedstock requirements over the next several years. Multi-year contracts generally may be terminated with a 12-month written notice or based on certain defaults by either party or failure to agree on pricing as noted in the agreements.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates a rock ilmenite mine in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2023. Kronos expects ilmenite production from its mine to meet its European sulfate process feedstock requirements for the foreseeable future. For Kronos’ Canadian sulfate process plant, it purchases sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice. Kronos expects the raw materials purchased under this contract, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase or specify a range of quantities within which it is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2023.

Raw materials
Production process/raw material	procured or mined
(In thousands of
metric tons)
Chloride process plants -
Purchased slag or rutile ore	430
Sulfate process plants:
Ilmenite ore mined and used internally	156
Purchased slag	15
Purchased ilmenite ore	8

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

Kronos sells to a diverse customer base with only one customer representing 10% or more of its net sales in 2023 (Behr Process Corporation – 12%). Kronos’ largest ten customers accounted for approximately 35% of net sales in 2023.

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

Competition - The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of its product grades. Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from its competitors’ products. During 2023, Kronos had an estimated 6% share of worldwide TiO2 sales volume, and based on sales volume Kronos believes it is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, Tronox Incorporated, LB Group Co. Ltd. and Venator Materials PLC. The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows Kronos’ estimate of worldwide production capacity in 2023:

Worldwide production capacity – 2023
Chemours	14%
Tronox	12%
LB Group Co.Ltd.	12%
Kronos	7%
Venator	7%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. LB Group. Ltd. previously announced it plans to add an additional 200,000 tons of chloride capacity which we expect will be added incrementally over the next several years. In addition, several of Kronos’ competitors have recently closed or announced plans to close facilities or otherwise reduce capacity, including Chemours which closed its Taiwan facility with an estimated 160,000 tons of chloride process capacity in 2023 and Venator which announced plans in 2024 to close its Duisburg, Germany facility with an estimated 50,000 tons of sulphate process capacity.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity. Therefore, over the past ten years, Kronos and its competitors increased industry capacity through debottlenecking projects; however, this increase only partly compensated for the shut-down of various TiO2 plants throughout the world. Although overall industry demand is expected to increase in 2024, other than through debottlenecking projects and the LB Group Co. Ltd. expansion mentioned above, Kronos does not expect any significant efforts will be undertaken by Kronos or its principal competitors to further increase capacity and Kronos believes it is unlikely any new TiO2  plants will be constructed in Europe or North America for the foreseeable future. If actual developments differ from Kronos’ expectations, the TiO2 industry’s and Kronos’ performance could be unfavorably affected.

Research and development - Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new products and applications. Kronos’ expenditures for these activities were approximately $17 million in 2021, $15 million in 2022 and $18 million in 2023. Kronos expects to spend approximately $14 million on research and development in 2024.

Kronos continually seeks to improve the quality of its grades and has been successful in developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles. Since the beginning of 2019, Kronos has added seven new grades for pigments and other applications.

Patents, trademarks, trade secrets and other intellectual property rights - Kronos has a comprehensive intellectual property protection strategy that includes obtaining, maintaining and enforcing its patents, primarily in the United States, Canada and Europe. Kronos also registers, maintains, and protects its trademark rights. Kronos maintains the secrecy of its trade secret rights and protects them by means of security protocols and confidentiality agreements.  In some instances, Kronos has entered into license agreements with third parties concerning various intellectual property matters. Kronos has also from time to time been involved in disputes over intellectual property.

Patents - Kronos has obtained patents and has numerous patent applications pending that cover certain aspects of its products and the technology used in the manufacture of its products. Kronos’ patent strategy is important to it and its continuing business activities. In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe. U.S. patents are generally in effect from the time that they issue as patents and then extend for 20 years from the date of filing. Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from one year to 18 years.

Trademarks - Kronos trademarks, including KRONOS®, are covered by issued and/or pending registrations, including in Canada and the United States. Kronos protects the trademarks it uses in connection with the products it manufactures and sells and has developed goodwill in connection with its long-term use of its trademarks.

Trade secrets - Kronos conducts research activities in secret and it protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security. Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Kronos’ proprietary chloride production process is an important part of its technology and Kronos’ business could be harmed if it fails to maintain confidentiality of its trade secrets used in this technology.

Regulatory and environmental matters - Kronos’ operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of its employees. Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos’ policy is to comply with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance and overall sustainability. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect its operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect its consolidated financial position and results of operations or liquidity. During 2021, Kronos was notified by government authorities in Norway that the classification of a dam at its mine facilities was changed to the highest level for Norwegian classification of dam structures. As a result, its mine operations are subject to a higher degree of oversight and regulation than existed prior to this change in classification. In 2023, Kronos completed capital projects for improvements to the dam and related areas necessary to meet the new classification standards.

Kronos has a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through its KRONOS ecochem® products. Annually Kronos updates and publishes its Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all its employees and shared publicly via its website. Kronos has implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, Kronos is focused on energy efficiency at all production locations. Four of its five production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place. These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption and associated Greenhouse Gas (GHG) emissions or enhance efficiency. When possible, Kronos looks for opportunities to partner with local government authorities through grant opportunities to reduce energy consumption and associated GHG emissions. Kronos also actively manages potential water-related risks, including flooding and water shortages. Kronos’ manufacturing facilities are strategically located adjacent to sources of water, which it uses for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

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

On October 1, 2021, EU Regulation No. 1272/2008 classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation went into force. Kronos’ dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels. On November 23, 2022 the Court of Justice of the European Union annulled the classification of TiO2 as a suspected carcinogen in its entirety. That decision is currently under appeal.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $11.2 million in 2023 and are currently expected to be approximately $28 million in 2024.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

Through our subsidiaries and affiliates, we seek to operate our businesses in line with sound ESG principles that include corporate governance, social responsibility, sustainability and cybersecurity. We believe ESG means conducting operations with high standards of environmental and social responsibility, practicing exemplary ethical standards, focusing on safety as a top priority, respecting human rights and supporting our local communities, and continuously developing our employees. At their facilities, Kronos and CompX undertake various environmental sustainability programs, and promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which each operates. Each of Kronos’ and CompX’s locations maintain site-specific safety programs and disaster response and business continuity plans. All manufacturing facilities have detailed, site-specific emergency response procedures Kronos and CompX believe adequately address regulatory compliance, vulnerability to potential hazards, emergency response and action plans, employee training, alarms and warning systems and crisis communication.

The U.S. government and various non-U.S. governmental agencies of countries in which Kronos operates have adopted or are contemplating regulatory changes relating to certain ESG topics, such as the Corporate Social Responsibility

Directive adopted by the European Union on November 28, 2022 (EU CSRD).  European jurisdictions in which Kronos operates have not yet adopted local legislation to implement the EU CSRD. Kronos is evaluating and will continue to evaluate the applicability of the EU CSRD as regulatory guidance is issued and as the European countries in which it operates adopt implementing legislation and it will establish a compliance program to address any applicable requirements.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors.

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

HUMAN CAPITAL RESOURCES

Employees - We operate through our subsidiaries and affiliate and through our intercorporate services agreement with Contran (see Note 15 to our Consolidated Financial Statements). We have no direct employees. Our operating results depend in part on Kronos’ and CompX’s ability to successfully manage their human capital resources, including attracting, identifying and retaining key talent. Kronos and CompX each have a well-trained labor force with a substantial number of long-tenured employees. Kronos and CompX provide competitive compensation and benefits to their employees, some of which for Kronos are offered under collective bargaining agreements. In addition to salaries, these programs, which vary by country/region, can include annual bonuses, a defined benefit pension plan (for Kronos), a defined contribution plan with employer matching, a profit sharing plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance.

As of December 31, 2023, CompX employed 555 people, all in the United States.

As of December 31, 2023, Kronos employed the following number of people:

Europe	1,779
Canada	369
United States (1)	48
Total	2,196
(1)Excludes employees of Kronos’ LPC joint venture.

CompX believes its labor relations are good at all of its facilities. Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2023, approximately 78% of Kronos’ worldwide workforce is organized under collective bargaining agreements. Kronos did not experience any work stoppages during 2023, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect its business, results of operations, financial position or liquidity.

Health and safety – Kronos and CompX believe protecting the health and safety of their workforce, customers, business partners and the natural environment are core values. Kronos and CompX are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. Kronos and CompX conduct their businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve these results. Kronos and CompX expect their manufacturing facilities to produce products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and their people and have established global policies designed to promote compliance. Kronos and CompX require their employees to comply with such requirements. Kronos and CompX provide their workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of Kronos’ and CompX’s operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year.

CompX uses lost time incidents as a key measure of worker safety. CompX defines lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. CompX had one lost time incident in 2021, three in 2022 and one in 2023.

Kronos monitors conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which it operates. With this data Kronos calculates incident frequency rates to assess the quality of its safety performance. Kronos also tracks overall safety performance at the global level.  Each Kronos operating location is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, Kronos collects the location specific information and applies a U.S.-based injury rate calculation to arrive at a global total frequency rate, which is expressed as the number of incidents at its operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Kronos’ global total frequency rate was 1.08 in 2021 (0.90 was the frequency rate for employees only), 1.01 in 2022 (0.86 was the frequency rate for employees only) and 0.95 in 2023 (0.74 was the frequency rate for employees only).

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

OTHER

In addition to our 87% ownership of CompX and our 31% ownership of Kronos at December 31, 2023, we also hold certain marketable securities and other investments. See Note 5 to our Consolidated Financial Statements.

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

Kronos’ sales and profitability are largely dependent on the TiO2 industry. In 2023, approximately 90% of Kronos’ sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for Kronos’ products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which Kronos operates its business is concentrated, with the top five TiO2 producers accounting for approximately 52% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Kronos faces significant competition from international and regional competitors, including TiO2 producers in China, who have significant sulfate production process capacity. Chinese producers have also continued to develop chloride process technology, and the risk of substitution of Kronos’ products with products made by Chinese producers could increase if Chinese producers increase the use of chloride process technology and improve the quality of their sulfate and chloride products. Some of Kronos’ competitors may be able to drive down prices for Kronos’ products if their costs are lower than Kronos’ costs, including its competitors with vertically integrated sources of raw materials for the chloride process who may have a competitive advantage during periods of high or rising raw material costs or who operate in regions with less stringent regulatory requirements.  In addition, some of Kronos’ competitors’ financial, technological and other resources may be greater than its resources and such competitors may be better able to withstand changes in market conditions. Kronos’ competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Further, consolidation of Kronos’ competitors or customers may result in reduced demand for its products or make it more difficult for Kronos to compete with its competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

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

Historically, CompX’s ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of its success. CompX spends a significant amount of time and effort to refine, improve and adapt its existing products for new customers and applications. Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (“GAAP”), the amount of CompX’s research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers. The ability to coordinate these activities with current and potential customers may be affected by factors beyond CompX’s control. While CompX will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, it does not know if any new product features it introduces will achieve the same degree of success that it has achieved with its existing products. At times CompX works with new and existing customers on specific product innovations. Sometimes CompX has a cost sharing arrangement for development efforts although it may also fully bear the development costs. If a customer were to ultimately reject or abandon custom product innovation efforts, CompX may not be able to recover its development costs.

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

Certain components used in CompX’s products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, transportation disruptions, global conflicts and public health crises such as pandemics, could prevent CompX’s vendors from being able to supply these components. Should CompX’s vendors not be able to meet their supply obligations or should CompX be otherwise unable to obtain necessary raw materials or components, CompX may incur higher supply costs or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as CompX may be unable to offset the higher costs with increases in its selling prices or reductions in other operating costs.

Higher costs or limited availability of Kronos’ raw materials may reduce its earnings and decrease its liquidity. In addition, many of Kronos’ raw material contracts contain fixed quantities it is required to purchase.

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which its facilities are located. Titanium-containing feedstocks suitable for use in Kronos’ TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which Kronos purchases or mines its raw material supplies could adversely affect raw material availability. If Kronos or Kronos’ worldwide vendors are unable to meet their planned or contractual obligations and Kronos was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels. Kronos experienced increases in feedstock costs in 2022 and 2023, for example, which affected its margins. Kronos has also experienced higher operating costs such as energy costs. Future variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect its operating results and decrease liquidity as Kronos may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels.

Kronos has supply contracts that provide for its TiO2 feedstock requirements. While Kronos believes it will be able to renew these contracts, as necessary, Kronos does not know if it will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Kronos’ current agreements require it to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $583 million beginning in 2024 and extending through 2026. In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $72 million at December 31, 2023. Kronos’ commitments under these contracts could adversely affect our financial results if Kronos significantly reduces its production and was unable to modify the contractual commitments.

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

Kronos has a significant amount of debt, primarily related to its Senior Secured Notes issued in September 2017 and February 2024. As of December 31, 2023, Kronos’ total consolidated debt was approximately $441 million. Kronos’ level of debt could have important consequences to its stockholders and creditors, including:

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

Indebtedness outstanding under Kronos’ global revolving credit facility (Global Revolver) accrues interest at variable rates. To the extent market interest rates rise, the cost of Kronos’ debt could increase, even if the amount borrowed remains the same, adversely affecting its financial condition, results of operations and cash flows.

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts, as discussed above) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $543 million in 2024. Kronos’ ability to make payments on and refinance its debt and to fund planned capital expenditures depends on its ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. In addition, Kronos’ ability to borrow funds under its Global Revolver in the future, in some instances, will depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the credit agreement governing the Global Revolver.

Kronos’ business may not generate cash flows from operating activities sufficient to enable it to pay its debts when they become due and to fund its other liquidity needs. As a result, Kronos may need to refinance all or a portion of its debt before maturity, as we have done in the past. Kronos may not be able to refinance any of its debt in a timely manner on favorable terms, if at all, in the current credit markets. Any inability to generate sufficient cash flows or to refinance its debt on favorable terms could have a material adverse effect on its financial condition and impact its ability to pay a dividend to us.

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

If some or all of  Kronos’ or CompX’s intellectual property were to be declared invalid, held to be unenforceable or copied by competitors, or some or all of Kronos’ or CompX’s confidential information become known to competitors, or if Kronos’ or CompX’s competitors were to develop similar or superior intellectual property or technology, their ability to compete could be adversely impacted.

Protection of intellectual property rights, including patents, copyrights, trade secrets, confidential information, trademarks and tradenames, is important to Kronos’ and CompX’s businesses and their competitive positions. Kronos and CompX endeavor to protect their intellectual property rights in key jurisdictions in which their products are produced, sold or used and in jurisdictions into which their products are imported. However, Kronos and CompX may be unable to obtain protection for their intellectual property in key jurisdictions. Although Kronos and CompX have applied for numerous patents and trademarks throughout the world, they may have to engage in judicial enforcement in order to protect their patent rights and other proprietary rights. Kronos’ and CompX’s patents and other intellectual property rights may be challenged, invalidated, circumvented, rendered unenforceable or otherwise compromised. A failure to protect, defend or enforce intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against Kronos and Compx and their customers and distributors alleging their products infringe upon third-party intellectual property rights. In the event that any such third party prevails against Kronos or CompX on such claims, there could be an adverse effect on our financial condition and results of operations.

Although it is the practice of Kronos to enter into confidentiality agreements with its employees and third parties to protect its proprietary expertise and other trade secrets, these agreements may not provide sufficient protection for its trade secrets or proprietary know-how, or adequate remedies for breaches of such agreements may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. Kronos also may not be able to readily detect breaches of such agreements. The failure of Kronos’ confidentiality agreements to protect its proprietary technology, know-how or trade secrets could result in a material loss of its competitive position, which could lead to significantly lower revenues, reduced profit margins or loss of market share.

CompX relies on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain intellectual property rights in its technology and designs. Despite these measures, any of CompX’s intellectual property rights could be challenged, invalidated, circumvented or misappropriated. Third parties may independently discover CompX’s trade secrets and proprietary information, and in such cases CompX could not assert any trade secret rights against such parties. Further, CompX does not know if any of its pending trademark or patent applications will be approved. Costly and time-consuming litigation could be necessary to enforce and determine the scope of intellectual property rights. In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, CompX may be unable to protect its technology and designs adequately against unauthorized third-party use, which could adversely affect its competitive position.

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

If Kronos or CompX must take legal action to protect, defend or enforce intellectual property rights, any suits or proceedings could result in significant costs, including attorney’s fees and diversion of resources and management’s attention, and Kronos or CompX may not prevail in any such suits or proceedings.

Environmental, health and safety laws and regulations, particularly as they relate to Kronos, may result in increased regulatory scrutiny which could decrease demand for Kronos’ products, increase Kronos’ manufacturing and compliance costs or obligations and result in unanticipated losses which could negatively impact its financial results or limit its ability to operate its business.

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which Kronos operates or sells its products, seeking to regulate its operations or to restrict, limit or classify TiO2, or its use. Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 or increase Kronos’ manufacturing and regulatory compliance obligations and costs. Increased compliance obligations and costs or restrictions on operations, raw materials and certain TiO2 applications could negatively impact Kronos’ future financial results through increased costs of production, or reduced sales which may decrease its liquidity, operating income and results of operations, which could in turn negatively impact our investment in Kronos.

Global climate change laws and regulations could negatively impact our financial results or limit Kronos’ and CompX’s ability to operate their businesses.

CompX operates production facilities in the United States and Kronos operates production facilities in North America and Europe. Many of Kronos’ and CompX’s facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. The U.S. government and various non-U.S. governmental agencies of countries in which Kronos and CompX operate have determined the consumption of energy derived from fossil fuels is a major contributor to climate change and have adopted or are contemplating regulatory changes in response to the potential impact of climate change, including laws and regulations requiring enhanced reporting (such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022) as well as legislation regarding carbon emission costs, GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms. To date, the existing GHG laws and regulations in effect in the various countries in which Kronos or CompX operates have not had a material adverse effect on financial results. Until the timing, scope and extent of any new or future regulation becomes known, we cannot predict the effect on Kronos’ or CompX’s business, results of operations or financial condition. However, if further GHG laws and regulations were to be enacted in one or more countries, it could negatively impact Kronos or CompX future results of operations through increased costs of production, particularly as it relates to their energy requirements or their need to obtain emissions permits.  If such increased costs of production were to materialize, Kronos or CompX may be unable to pass price increases on to their customers to compensate for increased production costs, which may decrease their liquidity, operating income and results of operations.  In addition, any adopted future laws and regulations focused on climate change and/or GHG emissions could negatively impact Kronos’ or CompX’s ability (or that of its customers and suppliers) to compete with companies situated in areas not subject to such laws and regulations.

General Risk Factors

Kronos’ operating as a global business presents risks associated with global and regional economic, political, and regulatory environments.

Kronos has significant international operations which, along with its customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, economic sanctions, exchange controls, global and regional economic downturns, terrorism, armed conflict (such as the current conflicts between Russia and Ukraine and Israel and Hamas), natural disasters, pandemics or other health crises and political conditions. Kronos may encounter difficulties enforcing agreements or other legal rights and the effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates. TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on Kronos’ results of operations and financial condition.

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

Kronos and CompX rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of their products to and from their facilities, receive, process and ship orders, manage the billing of and collections from their customers and manage payments to vendors.  Although Kronos and CompX have systems and procedures in place to protect information technology systems, there can be no assurance that such systems and procedures would be sufficiently effective. Therefore, any of Kronos’ and CompX’s information technology systems may be susceptible to outages, disruptions or destruction from power outages, telecommunications failures, employee error, cybersecurity breaches or attacks and other similar events. This could result in a disruption of Kronos’ or CompX’s business operations, injury to people, harm to the environment or their assets, and/or the inability to access their information technology systems and could adversely affect our results of operations and financial condition.  Kronos and CompX have in the past experienced, and expect to continue to experience, cyber-attacks, including phishing and other attempts to breach or gain unauthorized access to, their systems, and vulnerabilities introduced into their systems by trusted third-party vendors who have experienced cyber-attacks. To date Kronos and CompX have not suffered breaches in their systems, either directly or through a trusted third-party vendor, which have led to material losses. Due to the increase in global cybersecurity incidents it has become increasingly difficult to obtain insurance coverage on reasonable pricing terms to mitigate some risks associated with technology failures or cybersecurity breaches, and Kronos and CompX are experiencing such difficulties in obtaining insurance coverage.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 1C.CYBERSECURITY

We operate through our subsidiaries and affiliate and receive services through our intercorporate services agreement (ISA) with Contran (see Note 15 to our Consolidated Financial Statements). We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.  Our cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility, and availability of company data stored, processed, or transferred. Our cybersecurity program is integrated within our overall risk management processes.

Kronos and CompX each have their own cybersecurity programs.  Our corporate cybersecurity program is led by the chief information officer (CIO) of Contran who provides services to us under the ISA, and who is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response.  Our corporate information systems are owned and operated by Contran and provided to us through the ISA. The Contran CIO, who also serves as the Kronos CIO, reports to the chief executive officer of Contran and Kronos, respectively.  CompX’s cybersecurity program is led by the director of information technology (IT).  The director of IT reports to CompX’s vice president in charge of coordinating operational activities within CompX’s two operating business segments. Both the Contran CIO and the director of IT have extensive information technology and program management experience and lead teams that have many years of experience with each organization.  Cybersecurity risks at each company are also reviewed and tested annually through third-party assessments and internal and external information technology audits. Our, Kronos’ and CompX’s information technology teams review enterprise risk management level cybersecurity risks annually.

We, Kronos and CompX continually enhance our security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity. We, Kronos and CompX engage third-party services to conduct evaluations of our security controls through penetration testing, red team testing, consulting on best practices, and to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity training through online training. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings.

We, Kronos and CompX each have a Cybersecurity Incident Disclosure and Controls Committee (CIDAC) which is central to the response and evaluation of cybersecurity incidents. Our CIDAC is comprised of the Contran CIO and senior executives including our chief executive officer, chief financial officer and general counsel. Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. The IT teams are responsible for categorizing cybersecurity incidents, with incidents evaluated to be high or critical security risks brought to the CIDAC for review and evaluation. Incidents are evaluated to determine materiality as well as operational and business impact. Our CIDAC, as well as the Kronos and CompX CIDAC, performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents. External resources and advisors are incorporated as needed.

Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our chief financial officer, and the Contran CIO regularly brief the board of directors on our cybersecurity and information security posture, and our board of directors is apprised of cybersecurity incidents deemed to have a high or critical business impact, even if immaterial to us. The board has delegated some of its primary risk oversight to board committees, including that our audit committee facilitates the board’s process of oversight of our overall risk management approach. Our full board retains oversight of cybersecurity because of its importance to us and visibility with our customers.

In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification.  This includes notifying functional areas (such as legal and human resources), senior leadership, and the board as appropriate.

We, Kronos and CompX face a number of cybersecurity risks. To date, such risks have not materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any breaches, we have encountered occasional attempts, albeit of minor significance, targeting our data and systems, including instances of malware and computer virus infiltration. Thus far all such incidents have been minor. For more information about the cybersecurity risks we face, see the risk factor entitled “Technology failures or cybersecurity breaches could have a material adverse effect on our operations.” in Item 1A- “Risk Factors”.

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

We believe we have substantial defenses to these actions and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We do not believe it is probable we have incurred any liability with respect to pending lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

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

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We made the initial $25.0 million payment in September 2019 and the first, second, third and fourth annual installment payments of $12.0 million each in September 2020, 2021, 2022, and 2023. We recognized an aggregate accretion expense of $1.1 million, $.9 million and $.7 million in 2021, 2022, and 2023 respectively.

In January 2024, NL was served with a third-party complaint in a matter titled Arrioena Beal v. Hattie Mitchell, et al. (Circuit Court of Milwaukee County, Wisconsin, Case No. 21-cv-3276).  The plaintiff in this case sued her former landlords and several former manufacturers of lead paint for injuries allegedly attributable to lead paint, but did not sue NL.  Several of the former lead paint manufacturer defendants later filed a third-party complaint against NL, seeking contribution for any damages they may ultimately have to pay to the plaintiff.  We believe we have substantial defenses to these claims under Wisconsin law and intend to defend ourselves vigorously.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2022 and December 31, 2023, we had not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed our obligations. At December 31, 2023, we had accrued approximately $91 million related to approximately 33 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2023, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water

Act against NL, current owners, developers and state and local government entities. The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River. The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP. The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs. In June 2022, NL received a letter from the NJDEP informing NL that remediation of contaminated sites upriver of the former Sayreville site had progressed to the point that it was now appropriate for NL to resume investigating the sediments adjacent to the Sayreville site.  NL has been diligently conducting that investigation in compliance with NJDEP regulations.  The lawsuit remains pending.  NL continues to deny liability and will defend vigorously against all claims.

In 2011, we were served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK) and ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864).  Both cases are CERCLA contribution actions brought against several defendants to recover a portion of the amount the plaintiff paid in settlement with the U.S. Government during its Chapter 11 bankruptcy.  The court in each case entered indefinite stays of the litigation in 2013 and 2015, which remain in place.

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

In September 2013, EPA issued to NL and 34 other PRPs general notice of potential liability and a demand for payment of past costs and performance of a Remedial Design for the Gowanus Canal Superfund Site in Brooklyn, New York. In March 2014, EPA issued a UAO to NL and approximately 27 other PRPs for performance of the Remedial Design at the site. EPA contends that NL is liable as the alleged successor to the Doehler Die Casting Company, and therefore responsible for any potential contamination at the site resulting from Doehler’s ownership/operation of a warehouse and a die casting plant it owned 90 years ago. In April 2019, EPA issued a second UAO to NL and approximately 27 other PRPs for performance of certain work related to the Remedial Design at the site. NL believes that it has no liability at the site. NL has been in discussions with EPA regarding a de minimis settlement and is otherwise taking actions necessary to respond to the UAO. If these discussions are ultimately unsuccessful, NL will continue to deny liability and will defend vigorously against all of the claims.

In January 2020, we were sued in Atlantic Richfield, Co. v. NL Industries, Inc., (United States District Court for the District of Colorado, Case 1:20-cv-00234). This is a CERCLA cost recovery action brought by a past owner and operator of certain mining properties located in Rico, Colorado.  In 2023, the trial court granted partial summary judgment for NL and the plaintiff appealed that decision to the Court of Appeals for the Tenth Circuit.  We continue to deny liability and will defend vigorously against all claims.

In December 2020, NL and several other defendants were sued in California Department of Toxic Substances v. NL Industries, Inc., (United States District Court for the Central District of California, Case 2:20-cv-11293). This complaint by a California state agency asserts claims under CERCLA, a state environmental statute, and the common law relating to lead contamination allegedly connected to a secondary lead smelter located in Vernon, California. In October 2022, the trial court issued an order finding that NL and the other defendants are not liable under CERCLA for lead contamination in residential neighborhoods surrounding, but at a distance from, the former secondary lead smelter. In August 2023, the trial court issued orders finding that NL and several other defendants are jointly liable for contamination on areas where operations were previously conducted, but are not liable for contamination outside those former operating areas.  Neither the amount of damages owed, nor any party’s allocated share of such damages, has yet been determined.  We have denied liability and will continue to defend vigorously against all claims.

In December 2023, NL and several other defendants were sued in Sunset Commercial, LLC v. Stauffer Management Co., et al. (United States District Court for the District of Nevada, Case 2:23-cv-02081).  The complaint asserts claims under CERCLA as well as claims for private nuisance, negligence, trespass, and strict liability.  The plaintiff asserts that hazardous substances located on its property are attributable to a large industrial facility in the area.  The plaintiff alleges NL is liable for once holding a lease on the industrial property and for its past partial ownership of another company.  NL intends to deny liability and will defend vigorously against all claims.

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 108 of these types of cases pending, involving a total of approximately 582 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters.

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

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL). As of February 29, 2024, there were approximately 1,500 holders of record of our common stock.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2018 through December 31, 2023. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2018 and the reinvestment of dividends.

	December 31,
	2018	2019	2020	2021	2022	2023
NL common stock	$100	$111	$142	$228	$227	$197
S&P 500 Composite Stock Index	100	131	156	200	164	207
S&P 500 Industrial Conglomerates Index	100	125	138	145	133	165

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2023, 200,000 shares are available for award under this plan. See Note 14 to our Consolidated Financial Statements.

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

Net income overview

Our net loss attributable to NL stockholders was $2.3 million, or $.05 per share, in 2023 compared to net income of $33.8 million, or $.69 per share, in 2022 and net income of $51.2 million, or $1.05 per share, in 2021.

As more fully described below, the decrease in our earnings attributable to NL stockholders from 2022 to 2023 is primarily due to the net effects of:

●	equity in losses from Kronos in 2023 of $15.0 million compared to equity in earnings of $31.9 million in 2022,
●	higher interest and dividend income of $5.8 million in 2023, and
●	a non-cash loss on the termination of our U.K. pension plan of $4.9 million in 2023.

Our 2023 net loss per share attributable to NL stockholders includes:

●	a loss of $.08 per share, net of tax, due to the termination of our U.K. pension plan recognized in the second quarter,
●	a loss of $.02 per share, net of tax, due to Kronos’ recognition, primarily in the fourth quarter, of restructuring costs related to workforce reductions,

●	income of $.01 per share, net of tax, due to Kronos’ recognition in the first, second and third quarters of a pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020, and
●	a loss of $.01 per share, net of tax, due to Kronos’ recognition in the fourth quarter of a fixed asset impairment related to the write-off of certain costs resulting from a capital project termination.

Our 2022 net income per share attributable to NL stockholders includes income of $.01 per share, recognized in the third quarter, related to Kronos’ business interruption insurance claim arising from Hurricane Laura in 2020.

As more fully described below, the increase in our earnings attributable to NL stockholders from 2021 to 2022 is primarily due to the effects of:

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

Outlook

Excluding any potential effects from changes in the relative value of marketable equity securities, we currently expect our net income attributable to NL stockholders in 2024 to be higher than 2023 primarily due to higher equity in earnings from Kronos, partially offset by lower expected income from operations attributable to CompX and higher litigation fees and related costs.

Income from operations

The following table shows the components of our income from operations.

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(Dollars in millions)
CompX	$20.5	$25.4	$25.4	24%	—%
Corporate expense	(10.0)	(11.7)	(11.3)	17	(3)
Income from operations	$10.5	$13.7	$14.1	31	3

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(Dollars in millions)
Equity in earnings (losses) of Kronos	$34.3	$31.9	$(15.0)	(7)%	(147)%
Marketable equity securities unrealized gain (loss)	16.2	(8.1)	(8.1)	(150)	1
Loss on pension plan termination	—	—	(4.9)	—	n.m.
Other components of net periodic pension and OPEB cost	(.6)	(1.1)	(1.4)	71	21
Interest and dividend income	1.6	3.8	9.6	137	154
Interest expense	(1.1)	(1.0)	(.7)	(18)	(21)

CompX International Inc.

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(Dollars in millions)
Net sales	$140.8	$166.6	$161.3	18%	(3)%
Cost of sales	98.1	117.8	112.1	20	(5)
Gross margin	42.7	48.8	49.2	14	1
Operating costs and expenses	22.2	23.4	23.8	5	2
Income from operations	$20.5	$25.4	$25.4	24	—

Percentage of net sales:
Cost of sales	69.7%	70.7%	69.5%
Gross margin	30.3	29.3	30.5
Operating costs and expenses	15.8	14.0	14.7
Income from operations	14.6	15.3	15.8

Net sales – CompX’s net sales decreased approximately $5.3 million in 2023 compared to 2022 due to lower Marine Components sales primarily to the towboat market, partially offset by higher Security Products sales largely in the fourth quarter of 2023.

CompX’s net sales increased approximately $25.8 million in 2022 compared to 2021 primarily due to higher Marine Component sales primarily to the towboat market and, to a lesser extent, higher Security Products sales across a variety of markets.

Cost of sales and gross margin – CompX’s cost of sales decreased in 2023 compared to 2022 primarily due to the effects of lower production costs at both Security Products and Marine Components as well as lower Marine Components sales. Gross margin as a percentage of sales increased over the same period primarily due to the factors affecting cost of sales.

CompX’s cost of sales increased in 2022 compared to 2021 primarily due to the effects of higher sales, as well as increased production costs at both of CompX’s business units. Gross margin as a percentage of sales decreased over the same period primarily due to the decrease in CompX’s Security Products gross margin percentage.

Operating costs and expenses – CompX’s operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s businesses and its corporate management activities, as well as gains and losses on property and equipment. CompX’s operating costs and expenses increased in 2023 compared to 2022 predominantly due to higher salary and benefit costs at Security Products which increased by $.6 million. As a percentage of sales, CompX’s operating costs and expenses increased in 2023 compared to 2022 primarily due to the effect of the increased operating costs and expenses on lower sales.

CompX’s operating costs and expenses increased in 2022 compared to 2021 predominantly due to higher salary and employment related costs which increased by $.7 million. As a percentage of sales, CompX’s operating costs and expenses decreased in 2022 compared to 2021 primarily due to the effect of higher sales.

Income from operations - As a percentage of net sales, CompX’s operating income increased in 2023 compared to 2022 and increased in 2022 compared to 2021. CompX’s operating margins were primarily impacted by the factors impacting net sales, cost of sales, gross margin and operating costs discussed above.

General - CompX’s profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control its manufacturing costs, primarily comprised of labor costs and materials. The materials used in CompX’s products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass, aluminum and stainless steel. Total material costs represented approximately 48% of CompX’s cost of sales in 2023, with commodity-related raw materials representing approximately 13% of its cost of sales. After increasing in 2021 and the first half of 2022, prices for the primary commodity-related raw materials used in the manufacture of CompX’s locking mechanisms, primarily zinc and brass, generally began to stabilize in the latter half of 2022 and into 2023 and generally began to soften in the latter half of 2023. Prices for aluminum and stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs experienced significant volatility during 2021 and 2022 but were more stable in 2023. Although raw commodity costs declined during 2023 from elevated levels experienced in 2021 and 2022, in most cases materials CompX purchases also include processing and conversion costs such as alloying, extrusion and rolling which continue to be elevated due to costs of labor, transportation and energy. Based on current economic conditions, CompX expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2024 to be relatively stable.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 - “Business- Raw Materials.”

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(Dollars in millions)
Security Products:
Net sales	$105.1	$114.5	$121.2	9%	6%
Cost of sales	71.5	79.1	82.8	11	5
Gross margin	33.6	35.4	38.4	5	8
Operating costs and expenses	12.0	12.7	13.5	5	6
Operating income	$21.6	$22.7	$24.9	5	10

Gross margin	32.0%	31.0%	31.7%
Operating income margin	20.6	19.9	20.6

Security Products - Security Products net sales increased 6% to $121.2 million in 2023 compared to $114.5 million in 2022 primarily due to higher sales related to a pilot project for a government security customer. Relative to prior year, sales were $8.3 million higher to the government security market and $1.5 million higher to distributors, partially offset by $1.7 million lower sales to the office furniture market and $.7 million lower sales to the gas station security market. Gross margin as a percentage of net sales for 2023 increased as compared to 2022 primarily due to lower production costs (including lower material, overtime and shipping costs) and increased coverage of fixed costs on higher sales, primarily in the fourth quarter. Operating income margin increased for 2023 compared to 2022 primarily due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses from higher sales, partially offset by increased operating costs and expenses, including higher employee salaries and benefit costs of $.6 million.

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

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(Dollars in millions)
Marine Components:
Net sales	$35.7	$52.1	$40.1	46%	(23)%
Cost of sales	26.6	38.7	29.3	45	(24)
Gross margin	9.1	13.4	10.8	47	(19)
Operating costs and expenses	3.5	3.8	3.6	9	(5)
Operating income	$5.6	$9.6	$7.2	71	(25)

Gross margin	25.4%	25.6%	27.0%
Operating income margin	15.7	18.4	18.0

Marine Components - Marine Components net sales decreased 23% in 2023 as compared to 2022. Relative to prior year, sales were $12.8 million lower to the towboat market (primarily to original equipment boat manufacturers) and $2.0 million lower to the engine builder market, partially offset by $1.2 million higher industrial sales and $.8 million higher sales to the center console boat market. Gross margin as a percentage of sales increased in 2023 compared to 2022 primarily due to lower raw material costs (primarily stainless steel and aluminum), lower supplies costs driven by lower volume, lower shipping costs and lower labor costs from reduced employee overtime due to lower sales volumes, partially offset by decreased coverage of fixed costs as a result of lower sales. Operating income as a percentage of net sales decreased slightly in 2023 compared to 2022 primarily due to the factors impacting gross margin, as well as decreased coverage of operating costs and expenses from lower sales.

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

Outlook – In 2023, CompX’s Security Products reporting unit achieved record sales as a result of increased sales to the government security market including a pilot project to a government security customer. Absent this project, Security Products sales would have declined compared to the prior year due to sluggish demand in many of the other markets Security Products serves. At CompX’s Marine Components reporting unit, the strong demand experienced in 2021 and 2022 carried into the first quarter of 2023 when the towboat market began experiencing softening demand that accelerated as the year progressed. Labor markets have become favorable in each of the regions CompX operates, and material prices have either stabilized or, in the case of certain commodity raw materials, started to decline slightly. CompX’s supply chains are stable and transportation and logistical delays are minimal. CompX has adjusted its labor force and production rates at its facilities to reflect the stability of its raw material supplies and near-term demand levels.

CompX expects Security Products sales in 2024 will be lower than 2023 as the sluggishness it observed across a variety of the markets Security Products served during 2023 will continue with customers expressing uncertainty regarding sustained consumer demand. CompX does not currently have additional orders with regard to the 2023 pilot project, and it has no knowledge of any future orders. After implementing aggressive price increases over the last several years to maintain operating margins, CompX believes its customers will accept only modest price increases in the current environment. Overall, CompX expects Security Products gross margin will be comparable in 2024, although it expects operating income as a percentage of sales to decline due to its limited pricing power along with reduced coverage of selling, general and administrative costs as a result of lower expected sales. CompX expects Marine Components net sales in 2024 to also be lower as compared to 2023 because it believes demand in the towboat market will further decline, and expected increases in sales to the industrial and center console boat markets will not fully offset reduced towboat demand.

The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of CompX’s customers, have publicly announced reductions to production schedules for 2024. Overall, CompX expects Marine Components gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales will similarly be lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. CompX ended the year with elevated inventory balances at its Marine Components reporting unit as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of its raw materials with near term demand. CompX expects inventory balances to be in alignment with current demand by mid-year 2024.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. As noted above, there continue to be some global and domestic supply chain challenges, and any future impacts on CompX’s operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations,  the impact of economic conditions and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Accordingly, these insurance recoveries are recognized when receipt is probable and the amount is determinable. We received $.5 million in insurance recoveries during 2023 which are included in corporate expenses on our Consolidated Statement of Operations.  See Note 16 to our Consolidated Financial Statements.

Corporate expense - Corporate expenses were $11.3 million in 2023, $.4 million or 3% lower than in 2022 primarily due to lower administrative expenses and insurance recoveries noted above. Included in corporate expenses are:

●	litigation fees and related costs of $4.4 million in 2023 compared to $4.2 million in 2022, and
●	environmental remediation and related costs of $.6 million in 2023 compared to $.5 million in 2022.

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

Overall, we currently expect that our general corporate expenses in 2024 will be higher than in 2023 primarily due to higher expected litigation fees and related costs.

The level of our litigation fees and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 16 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2024 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2024, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 16 to our Consolidated Financial Statements.

Interest and dividend income - Interest income increased $5.8 million in 2023 compared to 2022 primarily due to higher interest rates and increased investment balances, somewhat offset by lower average balances on CompX’s revolving promissory note receivable from Valhi. Interest income increased $2.2 million in 2022 compared to 2021 primarily due to higher interest rates and increased investment balances, somewhat offset by lower average balances on CompX’s revolving promissory note receivable from Valhi.

Marketable equity securities - Unrealized gains or losses on our marketable equity securities are recognized in Marketable equity securities on our Consolidated Statements of Operations. See Note 5 to our Consolidated Financial Statements.

Income tax expense (benefit) - We recognized income tax expense of $7.5 million in 2021 and $2.8 million in 2022 and an income tax benefit of $7.0 million in 2023.

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received aggregate dividends from Kronos of $25.4 million in 2021, and $26.8 million in each of 2022 and 2023. Our effective tax rate attributable to our equity in earnings (losses) of Kronos, including the effect of non-taxable dividends we received from Kronos, was a 5.5% expense in 2021, a 3.4% expense in 2022 and a 58.5% expense in 2023. The decrease in our effective rate from 2021 to 2022 is attributable to the combined effects of Kronos’ lower earnings and the higher non-taxable dividend income we received from Kronos in 2022 as compared to 2021.  The increase in our effective rate from 2022 to 2023 is attributable to the effects of Kronos’ loss in 2023 as compared to earnings in 2022.

See Note 13 to our Consolidated Financial Statements for more information about our 2023 income tax items, including a tabular reconciliation of our statutory tax expense to our actual tax expense (benefit).

Noncontrolling interest - Noncontrolling interest in net income is directly attributable to CompX’s net income.  The increase in noncontrolling interest is the result of CompX’s increase in net income in 2021, 2022 and 2023.

Related party transactions - We are a party to certain transactions with related parties. See Notes 1 and 15 to our Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Equity in earnings of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(Dollars in millions)
Net sales	$1,939.4	$1,930.2	$1,666.5	—%	(14)%
Cost of sales	1,493.2	1,539.1	1,501.6	3	(2)
Gross margin	$446.2	$391.1	$164.9

Income (loss) from operations	$187.1	$159.6	$(56.0)	(15)	(135)
Other gain (loss), net	(14.1)	(8.8)	.2	(38)	(102)
Interest expense	(19.6)	(16.9)	(17.1)	(14)	1
Income (loss) before income taxes	153.4	133.9	(72.9)
Income tax expense (benefit)	40.5	29.4	(23.8)
Net income (loss)	$112.9	$104.5	$(49.1)

Percentage of net sales:
Cost of sales	77%	80%	90%
Income (loss) from operations	10	8	(3)

Equity in earnings (losses) of Kronos Worldwide, Inc.	$34.3	$31.9	$(15.0)

TiO2 operating statistics:
Sales volumes*	563	481	419	(15)%	(13)%
Production volumes*	545	492	401	(10)%	(19)%

Change in TiO2 net sales:
TiO2 product pricing				21%	(4)%
TiO2 sales volumes				(15)	(13)
TiO2 product mix/other				(1)	2
Changes in currency exchange rates				(5)	1
Total				—%	(14)%
*	Thousands of metric tons

Industry conditions and 2023 overview - Kronos and the TiO2 industry are experiencing an extended period of significantly reduced demand across all major markets, which is reflected in its sales volumes in 2023. Demand first began to decrease in the third quarter of 2022, and although there has been some stabilization at this reduced level, overall demand remained below average historical levels during 2023. While Kronos started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022, this extended period of reduced demand has put downward pressure on its average TiO2 selling prices and, as a result, prices declined 13% in 2023. Overall sales volumes declined in 2023 compared to 2022 primarily due to lower demand in all of its major markets.

Kronos began curtailing production in the fourth quarter of 2022 at certain of its European facilities due to decreased demand and increased production costs. During 2023, Kronos continued operating its production facilities at reduced rates to align production with expected customer demand. As a result, Kronos operated its production facilities at 72% of practical capacity utilization in 2023 compared to 89% of practical capacity utilization in 2022.

The following table shows our capacity utilization rates during 2022 and 2023.

	Production Capacity Utilization Rates
	2022	2023
First Quarter	100%	76%
Second Quarter	95%	64%
Third Quarter	93%	73%
Fourth Quarter	65%	75%
Overall	89%	72%

Net sales - Kronos’ net sales in 2023 decreased 14%, or $263.7 million, compared to 2022 primarily due to a 13% decrease in sales volumes (which decreased net sales by approximately $251 million) and a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $77 million). Changes in product mix positively contributed to net sales, primarily due to higher average selling prices and sales volumes in its complementary businesses which somewhat offset declines in TiO2 sales volumes. In addition to the impact of sales volumes and average TiO2  selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $10 million in 2023 as compared to 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 13% in 2023 as compared to 2022 due to lower overall demand across all major markets noted above. The lower overall demand Kronos began experiencing in the second half of 2022 continued throughout most of 2023. However, Kronos’ sales volumes were 29% higher in the fourth quarter of 2023 as compared to the fourth quarter of 2022 due to strengthening demand for TiO2 in its primary markets of Europe and North America.

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

Cost of sales and gross margin – Kronos’ cost of sales decreased $37.5 million, or 2%, in 2023 compared to 2022 due to the net effects of a 13% decrease in sales volumes, a 19% decrease in production volumes at certain of its manufacturing facilities to align inventory levels to anticipated near-term customer demand (which resulted in  $96 million of unabsorbed fixed production costs) and higher production costs of approximately $65 million (primarily raw materials). Kronos’ cost of sales as a percentage of net sales increased to 90% in 2023 compared to 80% in 2022 primarily due to the unfavorable effects of higher production costs (primarily raw materials) and unabsorbed fixed production costs due to lower production volumes.

Gross margin as a percentage of net sales decreased to 10% in 2023 compared to 20% in 2022. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to lower production and sales volumes, lower average TiO2 selling prices, higher production costs and changes in currency exchange rates.

Kronos’ cost of sales increased $45.9 million, or 3%, in 2022 compared to 2021 primarily due to the net effects of higher production costs of approximately $285 million (including higher costs for raw materials and energy), a 15% decrease in sales volumes and changes in currency exchange rates. Kronos’ cost of sales as a percentage of net sales increased to 80% in 2022 compared to 77% in 2021 due to the impact of higher production costs, including higher raw material and energy costs partially offset by the favorable effects of higher average TiO2 selling prices. In addition, cost of sales in 2022 includes approximately $26 million of unabsorbed fixed production and other manufacturing costs associated with production curtailments at certain of Kronos’ European facilities throughout the fourth quarter.

Gross margin as a percentage of net sales decreased to 20% in 2022 compared to 23% in 2021. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effects of higher average TiO2 selling prices, lower production and sales volumes, higher production costs and fluctuations in currency exchange rates.

Other operating income and expense, net - Kronos’ selling, general and administrative expenses decreased $20.1 million, or 9%, in 2023 compared to 2022 primarily due to lower distribution costs related to lower overall sales volumes during the year. Selling, general and administrative expense as a percentage of net sales increased in 2023 compared to 2022 as a result of lower net sales and $5.8 million in charges related to workforce reductions. Kronos’ selling, general and administrative expenses decreased $17.6 million, or 7%, in 2022 compared to 2021 primarily due to changes in currency exchange rates (primarily the euro) and lower variable costs (primarily distribution costs) related to lower overall sales volumes. Selling, general and administrative expense as a percentage of net sales decreased to 12% of net sales in 2022 compared to 13% in 2021.

Income from operations – Kronos had a loss from operations of $56.0 million in 2023 compared to income from operations of $159.6 million in 2022 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $2.5 million in 2023 and a gain of $2.7 million in 2022 related to cash received from the settlement of a business interruption insurance claim related to Hurricane Laura. Kronos estimates changes in currency exchange rates decreased its loss from operations by approximately $16 million in 2023 as compared to 2022, as discussed in the Effects of currency exchange rates section below.

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

Other non-operating income (expense) - Kronos recognized unrealized losses of $1.0 million in each of 2023 and 2022 on the change in value of its marketable equity securities. Other components of net periodic pension and OPEB cost in 2023 decreased $7.2 million compared to 2022 primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $1.3 million in settlement costs related to the termination and buy-out of its pension plan in the United Kingdom during the second quarter of 2023. Interest expense in 2023 was comparable to interest expense in 2022.

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

Income tax expense (benefit) - Kronos recognized an income tax benefit of $23.8 million in 2023 compared to income tax expense of $29.4 million in 2022. The difference is primarily due to lower earnings in 2023 and the jurisdictional mix of such earnings.

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

Kronos’ consolidated effective income tax rate in 2024 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of Kronos’ non-U.S. operations will be higher than the income tax rates applicable to its U.S. operations and due to the expected mix of earnings.

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

Impact of changes in currency exchange rates - 2023 vs 2022
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$10	$10
Income (loss) from operations	12	1	(11)	27	16

The $10 million increase in Kronos’ net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on Kronos net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $16 million decrease in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by Kronos’ non-U.S. operations, and
●	Approximately $27 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Impact of changes in currency exchange rates - 2022 vs 2021
				Translation
				gains (losses)-	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs 2021
			(In millions)
Impact on:
Net sales	$—	$—	$—	$(106)	$(106)
Income from operations	2	12	10	13	23

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

Outlook

Kronos’ customer demand stabilized during the fourth quarter of 2023, particularly in the North American and export markets, while demand in Europe improved but remained below historical levels. Kronos expects consumer demand to improve in 2024, and it believes customer destocking of TiO2 is largely complete and customer inventories are historically low. As a result, Kronos expects sales volumes in 2024 to exceed 2023 sales volumes. In this regard, Kronos is experiencing improved demand thus far in the first quarter of 2024 in all major markets. Kronos has increased production rates in line with current and expected near-term improved demand and believes its production volumes in 2024 will be higher than 2023, although below estimated full practical capacity. During 2023, Kronos’ selling prices came under increasing pressure, primarily due to low-cost imports from China impacting European and export pricing. Kronos expects these pricing pressures to be somewhat mitigated in 2024 and believes there is potential industry pricing upside in 2024 as a result of improved demand.

Throughout 2023 Kronos implemented cost reduction initiatives designed to improve its long-term cost structure, including targeted workforce reductions and the implementation of certain ongoing technology innovations and process improvement initiatives. Energy costs in Europe have generally stabilized after a period of market disruptions, although in early 2023, in order to provide cost certainty, Kronos entered into forward contracts for a portion of its energy needs in 2023 which in many cases were priced above subsequent market rates. As a result of contracts expiring in late 2023, Kronos expects its energy costs will be further reduced in 2024. Kronos expects raw material and other input costs, which began to decline in 2023, will continue to moderate in 2024. This, along with lower expected energy costs and the cost reduction initiatives discussed above, will result in improved margins in 2024 as compared to 2023. Overall, due to the expected improved demand and lower production costs, including lower unabsorbed fixed costs, Kronos expects to report higher operating results for the full year of 2024 as compared to 2023.

Throughout 2023 Kronos took necessary actions to align its production and inventories to then current demand levels including production curtailments. As demand improves, Kronos will continue to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly. Kronos believes the steps it took during 2023 to preserve its liquidity while maintaining global market share has positioned its business to capitalize on its expectations for improved demand in 2024.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. Kronos has experienced global market disruptions including high energy costs and future impacts on its operations will depend on, among other things, future energy costs and the impact economic conditions and geopolitical events have on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Operations outside the United States

Kronos - Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates. At December 31, 2023, Kronos had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

Critical accounting policies and estimates

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or (GAAP). The preparation of these financials statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. On an ongoing basis we evaluate our estimates, including those related to the recoverability of long-lived assets, goodwill, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

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

Obligations for environmental remediation costs are difficult to assess and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2024, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental remediation and related costs accruals (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 16 to our Consolidated Financial Statements.

●	Long-lived assets - The net book value of our property and equipment totaled $25.9 million at December 31, 2023, all of which relates to CompX. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2023 because no such impairment indicators were present.

●	Goodwill - Our net goodwill totaled $27.2 million at December 31, 2023, all related to CompX’s Security Products reporting unit. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. CompX performs its annual goodwill impairment test in the third quarter of each year or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in CompX’s market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete a quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

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

In 2023, CompX used the qualitative assessment for its annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as it concluded it is more-likely-than-not the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 7 to our Consolidated Financial Statements.

●	Defined benefit pension plans - We maintain a defined benefit pension plan in the U.S. and we previously maintained a plan in the United Kingdom (U.K.) related to a former disposed U.K. business unit. In accordance with applicable U.K. pension regulations, we entered into an agreement in March 2021 for the bulk annuity purchase, or “buy-in”, with a specialist insurer of defined benefit pension plans. Following the buy-in, individual policies replaced the bulk annuity policy in a “buy-out” which was completed as of May 1, 2023. The buy-out was completed with existing plan funds. At the completion of the buy-out, the assets and liabilities of the U.K. pension plan were removed from our Consolidated Financial Statements and a non-cash pension plan termination loss of $4.9 million was recognized in the second quarter of 2023. See Note 11 to our Consolidated Financial Statements.

We recognized consolidated defined benefit pension plan expense of $.9 million in 2021, $1.4 million in 2022 and $6.5 million in 2023, including the loss on the termination of the U.K. pension plan of $4.9 million discuss above. The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to our plans of approximately $1.2 million in each of 2021 and 2022. In 2023, we made a net contribution of $.2 million to our plans (a contribution of approximately $1.1 million to our U.S. plan and a refund of approximately $.9 million as a result of the termination of the U.K. plan).

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

As noted above, we terminated our UK pension plan in May 2023.  At December 31, 2023, our projected benefit obligations for our U.S. defined benefit plan is $29.4 million. We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plan we maintain in the United States and previously in the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at	Obligations at	Obligations at
	December 31,	December 31,	December 31,
	2021 and	2022 and	2023 and
	expense in 2022	expense in 2023	expense in 2024
United States	2.6%	5.3%	5.0%
United Kingdom (through date of plan termination)	1.3%	4.3%	N/A

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

We used different long-term rates of return on plan asset assumptions for our U.S. and previously maintained U.K. defined benefit pension plan expense because the respective plan assets were invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. See Note 11 to our Consolidated Financial Statements.

Our assumed long-term rates of return on plan assets for 2021, 2022 and 2023 were as follows:

	2021	2022	2023
United States	4.0%	4.0%	5.0%
United Kingdom (through date of plan termination)	1.3%	1.3%	4.3%

Our long-term rate of return on plan asset assumptions in 2024 used for purposes of determining our 2024 defined benefit pension plan expense is 5.0%. As noted above, during 2021 and 2022 and through the approximate plan termination date in 2023, all of the assets of the U.K. plan were invested primarily in insurance contracts.

Based on the actuarial assumptions described above, we expect to recognize defined benefit pension expense of approximately $1.5 million in 2024. In comparison, we expect to be required to contribute approximately $1.0 million to such plans during 2024.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for our plan as of December 31, 2023, our aggregate projected benefit obligation would have increased by approximately $.6 million at that date. Such a change would not materially impact our defined benefit pension expense for 2024. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for our plan, such a change would not materially impact our defined benefit pension expense for 2024.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations. Changes in working capital are primarily related to changes in receivables and inventories (as discussed below) and payables and accrued liabilities. Net cash provided by operating activities was $37.0 million in 2023 compared to $26.9 million in 2022. The $10.1 million net increase in cash provided by operating activities includes the effects of:

●	lower net cash used for relative changes in receivables, inventories, prepaid expenses, payables and accrued liabilities in 2023 of $6.7 million;
●	a $2.6 million increase in interest received in 2023 due to higher interest rates and increased investment balances, offset by lower average balances on CompX’s revolving promissory note receivable from affiliate; and
●	a $1.4 million decrease in cash paid for taxes in 2023 due to the relative timing of payments.

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

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net cash provided by operating activities:
CompX	$10.5	$16.9	$25.8
NL Parent and wholly-owned subsidiaries	15.7	39.6	21.9
Eliminations	(8.6)	(29.6)	(10.7)
Total	$17.6	$26.9	$37.0

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding decreased from December 31, 2022 to December 31, 2023 and is primarily impacted by the timing of sales and collections in the last month of the year. As shown below, our average number of days in inventory decreased from December 31, 2022 to December 31, 2023 primarily due to a decrease at CompX’s Security Products reporting unit due to the fulfillment and shipping of a significant order during the fourth quarter of 2023, partially offset by an increase at CompX’s Marine Components reporting unit due to lower sales and increased inventory balances as a result of prior orders of certain raw materials with longer lead times discussed in CompX’s Outlook above. For comparative purposes, we have provided 2021 numbers below.

	2021	2022	2023
Days sales outstanding	42 days	41 days	36 days
Days in inventory	96 days	99 days	95 days

Investing activities

Capital expenditures, substantially all of which relate to CompX, have primarily emphasized improving manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain facilities and technology infrastructure. Capital expenditures were $4.1 million in 2021, $3.7 million in 2022 and $1.1 million in 2023. Capital expenditures in 2021 and 2022 were higher as CompX accelerated the timeline for certain projects designed to increase its capacity and improve its capabilities in response to strong customer demand. Beginning in the latter half of 2022 through 2023, CompX limited investments primarily to those expenditures required to meet its existing demand and to properly maintain its facilities and technology infrastructure.

Investing activities also include net collections of $10.8 million ($29.8 million of gross borrowings and $40.6 million of gross repayments) in 2021, net collections of $5.5 million ($24.3 million of gross borrowings and $29.8 million of gross repayments) in 2022 and net collections of $2.6 million ($27.9 million of gross borrowings and $30.5 million of gross repayments) in 2023 under a promissory note receivable from an affiliate.  See Note 15 to our Consolidated Financial Statements.

During 2022, we purchased marketable debt securities totaling $70.0 million, of which $33.0 million relates to CompX. During 2023, we purchased marketable debt securities totaling $61.4 million, of which $36.3 million relates to CompX, and received gross proceeds totaling $82.0 million, of which $36.0 million relate to CompX. See Note 5 to our Consolidated Financial Statements.

Financing activities

Quarterly dividends paid totaled $11.7 million ($.24 per share, or $.06 per share per quarter) in 2021 and $13.7 million ($.28 per share, or $.07 per share per quarter) in each of 2022 and 2023. In addition, our board of directors declared a special dividend which totaled $17.1 million ($.35 per share) paid on August 31, 2022. In February 2024 our board of directors declared a first quarter 2024 dividend of $.08 per share, to be paid on March 21, 2024 to NL stockholders of record as of March 11, 2024. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities include CompX dividends paid to its stockholders other than us aggregating $1.3 million in 2021, $4.3 million in 2022 ($2.7 million of which relates to a special dividend) and $1.6 million in 2023.

In addition, during 2021, CompX acquired 75,000 shares of its Class A common stock in market transactions for an aggregate purchase price of $1.3 million. During 2022, CompX acquired 78,900 shares of its Class A common stock (8,900 shares from affiliates in two private transactions, and 70,000 shares in a single market transaction) for an aggregate purchase price of $1.7 million.

Outstanding debt obligations

At December 31, 2023, NL had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our revolving credit facility with Valhi at December 31, 2023. See Note 10 to our Consolidated Financial Statements.

In February 2024 Kronos exchanged of €325 million principal amount of its outstanding 3.75% Senior Secured Notes due in September 2025 (the “Old Notes”) for newly issued €276.174 million aggregate outstanding 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes, the “Senior Secured Notes”) plus additional cash consideration of €50 million ($53.7 million). Kronos financed the €50 million cash consideration with a new unsecured term loan from Contran Corporation due in September 2029. The Contran term loan is subordinated in right of payment to Kronos’ Senior Secured and its $225 million global revolving credit facility (Global Revolver). Kronos’ Senior Secured Notes, Global Revolver and the Contran term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos is in compliance with all of its debt covenants at December 31, 2023. Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facility through its maturity.

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

At December 31, 2023, we had aggregate restricted and unrestricted cash, cash equivalents and current marketable securities of $194.5 million, substantially all of which was held in the U.S. A detail (in millions) by entity is presented in the table below.

Amount
(In millions)
CompX	$76.7
NL Parent and wholly-owned subsidiaries	117.8
Total	$194.5

In addition, at December 31, 2023 we owned 1.2 million shares of Valhi common stock with an aggregate market value of $18.2 million. See Note 5 to our Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at December 31, 2023 with an aggregate market value of $350.1 million. See Note 6 to our Consolidated Financial Statements.

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

Based upon our expectations of operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2024). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At December 31, 2023, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing under the facility. See Note 10 to our Consolidated Financial Statements.

Capital expenditures

Capital expenditures for 2024 are estimated at approximately $3.0 million, substantially all of which relate to CompX. CompX’s 2024 capital investments are primarily to meet its expected customer demand and those required to properly maintain its facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2024, based on the number of shares of common stock of these affiliates we own as of December 31, 2023 and their current regular quarterly dividend rate, is presented in the table below. In this regard, in February 2024 CompX increased its regular quarterly dividend from $.25 to $.30 per share beginning with the dividends payable in March 2024.

	Shares held	Quarterly	Annual expected
	December 31, 2023	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.19	$26.8
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$40.1

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

As more fully described in the Notes to our Consolidated Financial Statements, we are party to various debt, leases and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Note 10 to our Consolidated Financial Statements. See Notes 1 and 13 to our Consolidated Financial Statements for a description of certain income tax contingencies.  Additionally, CompX has purchase obligations of $18.3 million ($17.5 million payable in 2024 and $.8 million payable in 2025/2026) which consists of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2023. The timing and amount for purchase obligations is based on the contractual payment amount and the contractual payment date for those commitments.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - We are exposed to market risk from changes in currency exchange rates, interest rates, raw materials and equity security prices.

Interest rates - We are exposed to market risk from changes in interest rates, primarily related to our indebtedness, CompX’s note receivable from affiliate and our investment in marketable debt securities. We have an outstanding principal amount of indebtedness of $.5 million at December 31, 2023 bearing interest at prime plus 1.875% (10.4% at December 31, 2023) with a maturity date of December 31, 2030. The carrying value of such outstanding indebtedness approximates its fair value.

The outstanding principal amount of the note receivable from affiliate of $10.6 million at December 31, 2023 bears interest at prime plus 1.0% (9.5% at December 31, 2023). We received interest income of $1.2 million from the note during 2023. At December 31, 2023 we have $53.1 million invested in marketable debt securities, $35.4 held by CompX, at an average interest rate of approximately 4.6%.

Marketable equity security prices - We are exposed to market risk due to changes in prices of the marketable equity securities which we own. The fair value of our equity securities at December 31, 2022 and 2023 was $26.4 million and $18.2 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $2.6 million and $1.8 million at December 31, 2022 and 2023, respectively.

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

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE. During 2023, our chief executive officer filed such annual certification with the NYSE. The 2023 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2023 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2024 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2024 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2024 proxy statement. See also Note 15 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to our 2024 proxy statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)Financial Statements

The Registrant

The consolidated financial statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (31%-owned at December 31, 2023) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)Exhibits

We have included as exhibits the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2023 will be furnished to the Commission upon request.

Item No.	Exhibit Index
3.1

Certificate of Amended and Restated Certificate of Incorporation dated May 22, 2008 - incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 23, 2008.

3.2

Amended and Restated Bylaws of NL Industries, Inc. as of October 26, 2023 - incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 26, 2023.

4.1	Description of the Registrant’s Capital Stock. - incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

10.12

Unsecured Revolving Demand Promissory Note dated December 31, 2022 in the principal amount of $25.0 million executed by Valhi, Inc. and payable to the order of Kronos Worldwide, Inc. – incorporate by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2022.

10.13**	Cancellation of Unsecured Revolving Demand Promissory Note between Valhi, Inc. and Kronos Worldwide, Inc. dated February 21, 2024.
10.14

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2016 – incorporated by reference to Exhibit 10.26 to the Kronos Worldwide, Inc. Annual Report on Form 10-K  for the year ended December 31, 2015.

10.15 *	Kronos Worldwide, Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 4.4 of Kronos Worldwide, Inc. Registration statement on Form S-8.
10.16 *	CompX International Inc. 2012 Director Stock Plan - incorporated by reference to Exhibit 10.2 of CompX International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.17 *	NL Industries, Inc. 2023 Non-Employee Director Stock Plan - incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2023.

Item No.	Exhibit Index
10.18

Second Amended and Restated Agreement Regarding Shared Insurance among CompX International Inc., Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc. and Valhi, Inc. dated January 25, 2019 – incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.19

Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q  for the quarter ended March 31, 2004.

10.20

Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 to the CompX International Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

10.21

Intercorporate Services Agreement by and between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004 - incorporated by reference to Exhibit 10.1 to the NL Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.22

Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. dated as of January 1, 2020 - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Annual Report on Form 10-K  for the year ended December 31, 2019.

10.23

Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation dated as of January 1, 2020 - incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (for the year ended December 31, 2019.

10.24

Unsecured Revolving Demand Promissory Note dated December 31, 2023 in the principal amount of $25.0 million executed by Valhi, Inc. and payable to the order of CompX International Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of CompX International Inc. for the year ended December 31, 2023.

10.25

Loan Agreement between NLKW Holding, LLC, as Borrower, and Valhi, Inc., as Lender, dated as of November 14, 2016 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.26

First Amendment to Loan Agreement between NLKW Holding, LLC, as Borrower, and Valhi, Inc. as Lender, dated as of November 9, 2022 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registration dated November 9, 2022.

10.27

Pledge and Security Agreement made by and between NLKW Holding, LLC in favor of Valhi, Inc., dated as of November 14, 2016 incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.28

Back-to-Back Loan Agreement between the registrant, as Borrower, and NLKW Holding, LLC, as Lender, dated as of November 14, 2016 incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.29

First Amendment to Back-to-Back Loan Agreement between NL Industries, Inc., as Borrower, and NLKW Holding, LLC, as Lender, dated as of November 9, 2022 incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant dated November 9, 2022.

Item No.	Exhibit Index
10.30

Back-to-Back Pledge and Security Agreement made by and between the registrant in favor of Valhi, Inc., dated as of November 14, 2016 incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.31

Indenture, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos Worldwide, Inc. dated September 13, 2017 and filed on September 13, 2017.

10.32

Supplemental Indenture No. 1, dated as of February 12, 2024, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to Kronos Worldwide Inc.’s Current Report on Form 8-K filed on February 12, 2024.

10.33

Indenture, dated as of February 12, 2024, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.2 to Kronos Worldwide Inc.’s Current Report on Form 8-K filed on February 12, 2024.

10.34

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kronos Worldwide, Inc. dated September 13, 2017 and filed on September 13, 2017.

10.35

Additional Notes Priority Joinder Agreement dated February 12, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent for the holders of Kronos International, Inc.’s 9.50% Senior Secured Notes due 2029 and as existing agent under the Pledge Agreement dated September 13, 2017 entered into in connection with Kronos International Inc.’s 3.75% Senior Secured Notes due 2025 – incorporated by reference to Exhibit 4.4 to Kronos Worldwide Inc.’s Current Report on Form 8-K filed on February 12, 2024.

10.36

Credit Agreement dated as of April 20, 2021 by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.37

First Amendment to Credit Agreement dated May 8, 2023, among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmgH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.1 of Kronos Worldwide, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 9, 2023.

10.38

Guaranty and Security Agreement dated as of April 20, 2021, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.39

Unsecured Subordinated Term Promissory Note dated February 12, 2024 in the principal amount of $53,705,000 executed by Kronos Worldwide, Inc. and the guarantors named therein and payable to the order of Contran Corporation – incorporated by reference to Exhibit 4.5 to Kronos Worldwide Inc.’s Current Report on Form 8-K filed on February 12, 2024.

21.1 **	Subsidiaries of the Registrant
23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.

Item No.	Exhibit Index
23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.
31.1 **	Certification
31.2 **	Certification
32.1 **	Certification
97**	Policy for the Recovery of Erroneously Awarded Compensation.
99.1	Consolidated financial statements of Kronos Worldwide, Inc. - incorporated by reference to Kronos’ Annual Report on Form 10-K for the year ended December 31, 2023.
101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
**	Filed herewith

(P)Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc.
(Registrant)

By:	/s/Courtney J. Riley
Courtney J. Riley, March 6, 2024
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 6, 2024	John E. Harper, March 6, 2024
(Chair of the Board (non-executive))	(Director)

/s/ Michael S. Simmons	/s/ Meredith W. Mendes
Michael S. Simmons, March 6, 2024	Meredith W. Mendes, March 6, 2024
(Vice Chairman and Director)	(Director)

/s/ Amy Allbach Samford	/s/ Kevin B. Kramer
Amy Allbach Samford, March 6, 2024	Kevin B. Kramer, March 6 2024
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)	(Director)

/s/ Amy E. Ruf	/s/ Cecil H. Moore, Jr.
Amy E. Ruf, March 6, 2024	Cecil H. Moore, Jr., March 6, 2024
(Vice President and Controller, Principal Accounting Officer)	(Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NL Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NL Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Environmental Remediation and Related Matters

As described in Note 16 to the consolidated financial statements, management evaluates the potential range of the Company’s liability for environmental remediation and related costs at sites where the Company has been named as a potentially responsible party (PRP) or defendant. As of December 31, 2023, management accrued approximately $91 million related to approximately 33 sites associated with remediation and related matters. Liabilities related to environmental remediation and related matters (including costs associated with damages for property damage and/or damages for injury to natural resources) are recorded when management determines that estimated future expenditures are probable and reasonably estimable. As disclosed by management, environmental remediation and related costs accruals (and the potential range of the Company’s liabilities) are adjusted as further information becomes available or as circumstances change which involves management’s judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.

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

March 6, 2024

We have served as the Company’s auditor since 1924.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$68,868	$111,522
Restricted cash and cash equivalents	2,864	2,917
Marketable securities	70,164	53,149
Accounts and other receivables, net	17,870	17,101
Receivables from affiliates	636	628
Inventories, net	31,290	30,712
Prepaid expenses and other	2,276	2,235

Total current assets	193,968	218,264

Other assets:
Restricted cash and cash equivalents	25,770	26,943
Note receivable from affiliate	13,200	10,600
Marketable securities	26,350	18,194
Investment in Kronos Worldwide, Inc.	292,206	247,582
Goodwill	27,156	27,156
Other assets, net	2,523	2,060

Total other assets	387,205	332,535

Property and equipment:
Land	5,390	5,390
Buildings	23,181	23,239
Equipment	74,113	74,315
Construction in progress	722	676
	103,406	103,620
Less accumulated depreciation	74,712	77,757

Net property and equipment	28,694	25,863

Total assets	$609,867	$576,662

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2022	2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,537	$3,148
Accrued litigation settlement	11,830	11,830
Accrued and other current liabilities	13,393	13,182
Accrued environmental remediation and related costs	2,627	1,655
Payables to affiliates	665	634

Total current liabilities	32,052	30,449

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	89,731	89,451
Long-term litigation settlement	27,427	16,122
Deferred income taxes	50,119	41,733
Accrued pension costs	3,012	1,571
Other	4,279	5,074

Total noncurrent liabilities	175,068	154,451

Equity:
NL stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Common stock; $.125 par value; 150,000 shares authorized; 48,816 and 48,833 shares issued and outstanding	6,101	6,103
Additional paid-in capital	298,598	298,868
Retained earnings	300,442	284,462
Accumulated other comprehensive loss	(222,991)	(219,621)

Total NL stockholders' equity	382,150	369,812

Noncontrolling interest in subsidiary	20,597	21,950

Total equity	402,747	391,762

Total liabilities and equity	$609,867	$576,662

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2021	2022	2023

Net sales	$140,815	$166,562	$161,287
Cost of sales	98,066	117,763	112,068

Gross margin	42,749	48,799	49,219

Selling, general and administrative expense	22,223	23,363	23,784
Corporate expense	10,035	11,705	11,306

Income from operations	10,491	13,731	14,129

Equity in earnings (losses) of Kronos Worldwide, Inc.	34,323	31,873	(15,003)

Other income (expense):
Interest and dividend income	1,603	3,797	9,636
Marketable equity securities	16,229	(8,085)	(8,156)
Loss on pension plan termination	—	—	(4,911)
Other components of net periodic pension and OPEB cost	(665)	(1,134)	(1,368)
Interest expense	(1,142)	(941)	(746)

Income (loss) before income taxes	60,839	39,241	(6,419)

Income tax expense (benefit)	7,479	2,785	(7,001)

Net income	53,360	36,456	582
Noncontrolling interest in net income of subsidiary	2,172	2,612	2,890

Net income (loss) attributable to NL stockholders	$51,188	$33,844	$(2,308)

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$1.05	$.69	$(.05)

Weighted average shares used in the calculation of net income (loss) per share	48,797	48,811	48,827

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2021	2022	2023
Net income	$53,360	$36,456	$582

Other comprehensive income (loss), net of tax:
Currency translation	(1,660)	(6,956)	1,072
Defined benefit pension plans	12,236	24,611	2,484
Marketable debt securities	—	(50)	53
Other postretirement benefit plans	(143)	160	(221)

Total other comprehensive income, net	10,433	17,765	3,388

Comprehensive income	63,793	54,221	3,970
Comprehensive income attributable to noncontrolling interest	2,172	2,612	2,908

Comprehensive income attributable to NL stockholders	$61,621	$51,609	$1,062

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2021, 2022 and 2023

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2020	$6,098	$299,093	$257,875	$(251,189)	$23,472	$335,349

Net income	—	—	51,188	—	2,172	53,360
Other comprehensive income, net of tax	—	—	—	10,433	—	10,433
Issuance of NL common stock	2	99	—	—	—	101
Dividends paid - $.24 per share	—	—	(11,712)	—	—	(11,712)
Dividends paid to noncontrolling interest	—	—	—	—	(1,324)	(1,324)
Other, net	—	583	—	—	(1,819)	(1,236)

Balance at December 31, 2021	6,100	299,775	297,351	(240,756)	22,501	384,971

Net income	—	—	33,844	—	2,612	36,456
Other comprehensive income, net of tax	—	—	—	17,765	—	17,765
Issuance of NL common stock	1	119	—	—	—	120
Dividends paid - $.63 per share	—	—	(30,753)	—	—	(30,753)
Dividends paid to noncontrolling interest	—	—	—	—	(4,304)	(4,304)
Other, net	—	(1,296)	—	—	(212)	(1,508)

Balance at December 31, 2022	6,101	298,598	300,442	(222,991)	20,597	402,747

Net income (loss)	—	—	(2,308)	—	2,890	582
Other comprehensive income, net of tax	—	—	—	3,370	18	3,388
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.28 per share	—	—	(13,672)	—	—	(13,672)
Dividends paid to noncontrolling interest	—	—	—	—	(1,555)	(1,555)
Other, net	—	172	—	—	—	172

Balance at December 31, 2023	$6,103	$298,868	$284,462	$(219,621)	$21,950	$391,762

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2021	2022	2023

Cash flows from operating activities:
Net income	$53,360	$36,456	$582
Depreciation and amortization	3,839	3,977	3,973
Deferred income taxes	7,453	2,291	(7,308)
Equity in (earnings) losses of Kronos Worldwide, Inc.	(34,323)	(31,873)	15,003
Dividends received from Kronos Worldwide, Inc.	25,356	26,766	26,766
Marketable equity securities	(16,229)	8,085	8,156
Loss on pension plan termination	—	—	4,911
Benefit plan expense greater (less) than cash funding	(220)	130	461
Noncash interest income	—	(267)	(3,591)
Noncash interest expense	1,116	908	695
Other, net	(31)	(21)	247
Change in assets and liabilities:
Accounts and other receivables, net	(4,488)	(2,275)	754
Inventories, net	(7,479)	(5,832)	333
Prepaid expenses and other	(991)	353	42
Accounts payable and accrued liabilities	(9,386)	(10,398)	(12,624)
Accounts with affiliates	279	(662)	578
Accrued environmental remediation and related costs	(476)	(582)	(1,252)
Other noncurrent assets and liabilities, net	(171)	(125)	(723)

Net cash provided by operating activities	17,609	26,931	37,003

Cash flows from investing activities:
Capital expenditures	(4,094)	(3,695)	(1,130)
Marketable securities:
Purchases	—	(69,959)	(61,366)
Proceeds from maturities	—	—	82,000
Note receivable from affiliate:
Collections	40,600	29,800	30,500
Loans	(29,800)	(24,300)	(27,900)
Other, net	2	284	—

Net cash provided by (used in) investing activities	6,708	(67,870)	22,104

Cash flows from financing activities:
Dividends paid	(11,712)	(30,753)	(13,672)
Subsidiary treasury stock acquired	(1,311)	(1,744)	—
Dividends paid to noncontrolling interests in subsidiary	(1,324)	(4,304)	(1,555)

Net cash used in financing activities	(14,347)	(36,801)	(15,227)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2021	2022	2023
Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	$9,970	$(77,740)	$43,880
Balance at beginning of year	165,272	175,242	97,502
Balance at end of year	$175,242	$97,502	$141,382

Supplemental disclosures - cash paid (received) for:
Interest	$26	$34	$50
Income taxes, net	32	1,140	(300)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 1 - Summary of significant accounting policies:

Nature of our business - NL Industries, Inc. (NYSE: NL) is primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE American: CIX). We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc. (NYSE:  KRO).

Organization - At December 31, 2023, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2023 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

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

We classify all of our marketable securities as available-for-sale. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes. We recognize unrealized gains or losses on the marketable equity securities in Marketable equity securities on our Consolidated Statements of Operations. We base realized gains and losses upon the specific identification of the securities sold. See Notes 5 and 11.

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

Income taxes - We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 16. As a member of the Contran Tax Group, we are party to a tax sharing agreement with Valhi and Contran which provides that we compute our provision for income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to our tax sharing agreement, we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made net payments to Valhi for income taxes of nil in 2021, $1.1 million in 2022 and received net refunds from Valhi of $.3 million in 2023.

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

We account for the tax effects of a change in tax law as a component of the income tax provision related to continuing operations in the period of enactment, including the tax effects of any deferred income taxes originally established through a financial statement component other than continuing operations (i.e. other comprehensive income).  Changes in applicable income tax rates over time as a result of changes in tax law, or times in which a deferred income tax asset valuation allowance is initially recognized in one year and subsequently reversed in a later year, can give rise to “stranded” tax effects in accumulated other comprehensive income in which the net accumulated income tax (benefit)

remaining in accumulated other comprehensive income does not correspond to the then-applicable income tax rate applied to the pre-tax amount which resides in accumulated other comprehensive income. As permitted by GAAP, our accounting policy is to remove any such stranded tax effect remaining in accumulated other comprehensive income, by recognizing an offset to our provision for income taxes related to continuing operations, only at the time when there is no remaining pre-tax amount in accumulated other comprehensive income. For accumulated other comprehensive income related to currency translation, this would occur only upon the sale or complete liquidation of one of our non-U.S. subsidiaries. For defined pension benefit plans and OPEB plans, this would occur whenever one of our subsidiaries which previously sponsored a defined benefit pension or OPEB plan had terminated such a plan and had no future obligation or plan asset associated with such a plan (such as in 2023 when we terminated our U.K. pension plan).

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

Environmental remediation costs - We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to present value. We recognize any recoveries of remediation costs from other parties when we deem their receipt probable. At December 31, 2022 and 2023, we had not recognized any such receivables for recoveries. We expense any environmental remediation related legal costs as incurred. See Note 16.

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

	Years ended December 31,
	2021	2022	2023

	(In thousands)
Net sales:
Security Products	$105,124	$114,519	$121,182
Marine Components	35,691	52,043	40,105
Total	$140,815	$166,562	$161,287

For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer.

	Years ended December 31,
	2021	2022	2023

	(In thousands)
Net sales - point of destination:
United States	$129,160	$153,982	$155,092
Canada	8,061	9,227	3,153
Mexico	589	722	829
Other	3,005	2,631	2,213
Total	$140,815	$166,562	$161,287

Note 3 - Accounts and other receivables, net:

	December 31,
	2022	2023

	(In thousands)
Trade receivables - CompX	$17,910	$17,131
Other receivables	30	40
Allowance for doubtful accounts	(70)	(70)
Total	$17,870	$17,101

Accrued insurance recoveries are discussed in Note 16.

Note 4 - Inventories, net:

	December 31,
	2022	2023

	(In thousands)
Raw materials	$6,245	$5,738
Work in process	19,983	19,042
Finished products	5,062	5,932
Total	$31,290	$30,712

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

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	gain (loss)

		(In thousands)
December 31, 2022
Current assets - fixed income securities	2	$70,164	$70,226	$(62)

Noncurrent assets
Valhi common stock	1	$26,350	$24,347	$2,003

December 31, 2023
Current assets - fixed income securities	2	$53,149	$53,181	$(32)

Noncurrent assets
Valhi common stock	1	$18,194	$24,347	$(6,153)

At December 31, 2022 and 2023, we held approximately 1.2 million shares of our immediate parent company, Valhi. See Note 1. The per share quoted market price of Valhi common stock at December 31, 2022 and 2023 was $22.00 and $15.19, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 - Investment in Kronos Worldwide, Inc.:

At December 31, 2022 and 2023, we owned approximately 35.2 million shares of Kronos common stock. The per share quoted market price of Kronos common stock at December 31, 2022 and 2023 was $9.40 and $9.94 per share, respectively, or an aggregate market value of $331.1 million and $350.1 million, respectively. The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Years ended December 31,
	2021	2022	2023

	(In millions)
Balance at the beginning of the period	$242.4	$264.8	$292.2
Equity in earnings (loss) of Kronos	34.3	31.9	(15.0)
Dividends received from Kronos	(25.4)	(26.8)	(26.8)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(2.1)	(8.8)	1.1
Defined benefit pension plans	15.6	30.9	(3.9)
Other postretirement benefit plans	—	—	(.1)
Other	—	.2	.1
Balance at the end of the period	$264.8	$292.2	$247.6

Selected financial information of Kronos is summarized below:

	December 31,
	2022	2023

	(In millions)
Current assets	$1,242.2	$1,117.4
Property and equipment, net	484.5	482.9
Investment in TiO2 joint venture	112.9	111.0
Other noncurrent assets	94.8	126.7
Total assets	$1,934.4	$1,838.0

Current liabilities	$326.7	$370.8
Long-term debt	424.1	440.9
Accrued pension costs	128.6	150.0
Other noncurrent liabilities	97.8	68.0
Stockholders’ equity	957.2	808.3
Total liabilities and stockholders’ equity	$1,934.4	$1,838.0

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net sales	$1,939.4	$1,930.2	$1,666.5
Cost of sales	1,493.2	1,539.1	1,501.6
Income (loss) from operations	187.1	159.6	(56.0)
Income tax expense (benefit)	40.5	29.4	(23.8)
Net income (loss)	112.9	104.5	(49.1)

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

In 2021, 2022 and 2023, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing. No impairment was indicated as part of such annual review of goodwill. As permitted by GAAP, during 2021, 2022 and 2023 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test. Prior to 2021, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired, and all of the goodwill related to our wholly-owned subsidiary EWI Re, Inc., (EWI) which was formerly an insurance brokerage and risk management services company (which aggregated $6.4 million), was impaired. Our gross goodwill at December 31, 2023 was $43.7 million.

Note 8 - Other assets, net:

	December 31,
	2022	2023

	(In thousands)
Pension asset	$1,105	$—
Other	1,418	2,060
Total	$2,523	$2,060

Note 9 - Accrued and other current liabilities:

	December 31,
	2022	2023

	(In thousands)
Employee benefits	$11,023	$11,290
Other	2,370	1,892
Total	$13,393	$13,182

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

We had outstanding borrowings under the Valhi Credit Facility of $.5 million as of December 31, 2022 and 2023. The interest rate as of December 31, 2023 was 10.4% and the average interest rate for the year then ended was 10.1%. See Note 15. NLKW is in compliance with all of the covenants contained in the Valhi Credit Facility at December 31, 2023.

Note 11 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans. Company contributions are based on matching or other formulas. Defined contribution plan expense approximated $3.7 million in 2021 and $3.9 million in each of 2022 and 2023.

Defined benefit pension plans - We maintain a defined benefit pension plan in the U.S. The benefits under our defined benefit plan is based upon years of service and employee compensation. The plan is closed to new participants and no additional benefits accrue to existing plan participants. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non-U.S.) regulations plus additional amounts as we deem appropriate.

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

We expect to contribute approximately $1.0 million to our defined benefit pension plan during 2024. Benefit payments to all plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In thousands)
2024	$3,012
2025	2,923
2026	2,849
2027	2,766
2028	2,668
Next 5 years	11,725

The funded status of our defined benefit pension plans is presented in the table below.

	December 31,
	2022	2023

	(In thousands)
Change in projected benefit obligations (PBO):
Benefit obligations at beginning of the year	$50,367	$36,090
Interest cost	1,138	1,619
Plan settlement	(188)	(5,537)
Actuarial (gains) losses	(10,777)	265
Change in currency exchange rates	(965)	116
Benefits paid	(3,485)	(3,115)
Benefit obligations at end of the year	36,090	29,438

Change in plan assets:
Fair value of plan assets at beginning of the year	47,940	34,126
Actual return on plan assets	(10,263)	2,009
Employer contributions	1,228	196
Plan settlement	(188)	(5,537)
Change in currency exchange rates	(1,106)	131
Benefits paid	(3,485)	(3,115)
Fair value of plan assets at end of year	34,126	27,810
Funded status	$(1,964)	$(1,628)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$1,105	$—
Accrued pension costs:
Current	(57)	(57)
Noncurrent	(3,012)	(1,571)
Total	(1,964)	(1,628)

Accumulated other comprehensive loss - actuarial losses, net	27,530	21,802
Total	$25,566	$20,174

Accumulated benefit obligations (ABO)	$36,090	$29,438

The amounts shown in the table above for actuarial (gains) losses at December 31, 2022 and 2023 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2022 and 2023.

The total net underfunded status of our defined benefit pension plans decreased from $2.0 million at December 31, 2022 to $1.6 million at December 31, 2023 due to the change in our plan assets exceeding the change in our PBO during 2023. Plan assets increased relative to our PBO primarily due to improved returns on plan assets during 2023.

The table below details the changes in other comprehensive income (loss) during 2021, 2022 and 2023.

	Years ended December 31,
	2021	2022	2023

	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss) arising during the year	$1,618	$(1,034)	$(574)
Plan settlement	—	104	4,911
Amortization of unrecognized net actuarial gain (loss)	(1,562)	1,664	1,391
Total	$56	$734	$5,728

The components of our net periodic defined benefit pension cost are presented in the table below. The amounts shown below for recognized actuarial losses in 2021, 2022 and 2023, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income at December 31, 2020, 2021 and 2022, respectively.

	Years ended December 31,
	2021	2022	2023

	(In thousands)
Net periodic pension cost:
Interest cost	$947	$1,138	$1,619
Expected return on plan assets	(1,603)	(1,552)	(1,452)
Plan settlement	—	104	4,911
Recognized actuarial losses	1,562	1,664	1,391
Total	$906	$1,354	$6,469

Certain information concerning our defined benefit pension plans (including information concerning certain plans for which ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below. As discussed above, our U.K. plan was terminated in the second quarter of 2023.

	December 31,
	2022	2023

	(In thousands)
PBO at end of the year:
U.S. plan	$30,254	$29,438
U.K. plan	5,836	—
Total	$36,090	$29,438
Fair value of plan assets at end of the year:
U.S. plan	$27,185	$27,810
U.K. plan	6,941	—
Total	$34,126	$27,810

Plans for which the ABO exceeds plan assets (only our U.S. plan):
PBO	$30,254	$29,438
ABO	30,254	29,438
Fair value of plan assets	27,185	27,810

The weighted-average discount rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2022 and 2023 are 5.1% and 5.0%, respectively. Such weighted-average rates were determined using the projected benefit obligations at each date. Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable. Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2022 and 2023.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2021, 2022 and 2023 are presented in the table below. Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2021	2022	2023
Discount rate	2.1%	2.3%	5.1%
Long-term rate of return on plan assets	3.3%	3.3%	4.9%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

In determining the expected long-term rate of return on our U.S. and our previously maintained non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. In the U.S. we currently have a plan asset target allocation of 33% to equity securities, 59% to fixed income securities, and the remainder is allocated to multi-asset and other strategies. The expected long-term rate of return for such investments is approximately 7% and 5%, respectively (before plan administrative expenses). Approximately 98% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy. During 2022 and through plan termination in 2023, the non-U.S. plan assets were invested primarily in insurance contracts and were a Level 3 input.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by fair value level at December 31, 2022 and 2023 is shown in the tables below.

	Fair Value Measurements
		Quoted prices	Significant other	Significant
		in active	observable	unobservable	Assets measured
	Total	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	at NAV

	(In thousands)
December 31, 2022:
U.S.:
Equities	$8,591	$694	$—	$—	$7,897
Fixed income	15,954	149	—	—	15,805
Cash and other	2,640	1,903	—	44	693
U.K. - Other	6,941	1,104	—	5,837	—
Total	$34,126	$3,850	$—	$5,881	$24,395

As noted above, in March 2021 we purchased a bulk annuity for our U.K. pension plan and such annuity is considered a Level 3 asset included with “U.K. – Other” in the table above.

	Fair Value Measurements
		Quoted prices	Significant other	Significant
		in active	observable	unobservable	Assets measured
	Total	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	at NAV

	(In thousands)
December 31, 2023:
U.S.:
Equities	$7,786	$—	$—	$—	$7,786
Fixed income	18,733	—	—	—	18,733
Cash and other	1,291	489	—	41	761
Total	$27,810	$489	$—	$41	$27,280

Note 12 - Other noncurrent liabilities:

	December 31,
	2022	2023

	(In thousands)
Reserve for uncertain tax positions	$2,714	$3,707
OPEB	637	524
Insurance claims and expenses	625	579
Other	303	264
Total	$4,279	$5,074

Our reserve for uncertain tax positions is discussed in Note 13.

Note 13 - Income taxes:

The provision for income taxes and the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate are presented below.

	Years ended December 31,
	2021	2022	2023

	(In thousands)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$12,776	$8,241	$(1,348)
Nontaxable dividends received from Kronos	(5,325)	(5,621)	(5,621)
U.S. state income taxes and other, net	28	165	(32)
Income tax expense (benefit)	$7,479	$2,785	$(7,001)

Components of income tax expense (benefit):
Currently payable	$26	$495	$307
Deferred income tax expense (benefit)	7,453	2,290	(7,308)
Income tax expense (benefit)	$7,479	$2,785	$(7,001)

Comprehensive provision (benefit) for income taxes allocable to:
Net income	$7,479	$2,785	$(7,001)
Other comprehensive income:
Currency translation	(429)	(1,849)	241
Pension plans	3,252	6,542	(291)
OPEB plans	(44)	69	(35)
Total	$10,258	$7,547	$(7,086)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $25.4 million in 2021, and $26.8 million in each of 2022 and 2023. See Note 6.

The components of the net deferred tax liability at December 31, 2022 and 2023 are summarized in the following table.

	December 31,
	2022		2023
	Assets	Liabilities	Assets	Liabilities

	(In thousands)
Tax effect of temporary differences related to:
Inventories	$369	$—	$373	$—
Marketable securities	—	(5,290)	—	(3,586)
Property and equipment	—	(2,025)	—	(1,467)
Accrued OPEB costs	168	—	139	—
Accrued pension costs	412	—	124	—
Accrued employee benefits	1,342	—	1,421	—
Accrued environmental liabilities	24,332	—	21,332	—
Goodwill	—	(1,693)	—	(1,693)
Other accrued liabilities and deductible differences	161	—	149	—
Other taxable differences	—	(2,391)	—	(2,392)
Investment in Kronos Worldwide, Inc.	—	(65,504)	—	(56,133)
Adjusted gross deferred tax assets (liabilities)	26,784	(76,903)	23,538	(65,271)
Netting of items by tax jurisdiction	(26,784)	26,784	(23,538)	23,538
Net noncurrent deferred tax liability	$—	$(50,119)	$—	$(41,733)

At December 31, 2023, we have a deferred tax asset relating to our NOL carryforwards for federal income tax purposes of $3.6 million all of which have an indefinite carryforward period subject to an 80% annual usage limitation. Our deferred tax asset for such NOL carryforward is net of a portion of our uncertain tax positions as discussed below.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

At December 31, 2021, 2022, and 2023, the gross amount of our uncertain tax positions (exclusive of the effect of interest and penalties) was $7.3 million, and this amount has not changed during the past three years. Previously, we made certain pro-rata distributions to our stockholders in the form of Kronos common stock and we recognized a taxable gain related to such distributions. Our uncertain tax positions are attributable to such prior period distribution of Kronos common stock. As discussed in Note 1, we are part of the Contran Tax Group and we have not paid this liability because Contran has not paid the liability to the applicable tax authority. This liability would be payable by Contran to the applicable tax authority only if the shares of Kronos common stock were to be sold or otherwise disposed outside of the Contran Tax Group. At December 31, 2023, $3.6 million of our uncertain tax position is classified as a component of our noncurrent deferred tax liability. If our uncertain tax position at December 31, 2023 was recognized, a benefit of $7.3 million would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. Our U.S. income tax returns prior to 2020 are generally considered closed to examination by applicable tax authorities.

Income tax matters related to Kronos

Kronos periodically reviews its deferred tax assets (“DTA”) to determine if a valuation allowance is required. At December 31, 2023, Kronos has German corporate and trade net operating loss (“NOL”) carryforwards of $478.7 million (DTA of $75.8 million) and $54.5 million (DTA of $5.9 million), respectively; Belgian corporate NOL carryforwards of $47.0 million (DTA of $11.8 million) and Canadian corporate and provincial NOL carryforwards of $31.5 million (DTA of $4.7 million) and $34.9 million (DTA of $4.0 million), respectively.

Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have lengthy carryforward periods (the German and Belgian carryforwards may be carried forward indefinitely and the Canadian carryforwards may be carried forward 20 years), (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if Kronos were to generate additional losses in its German, Belgian or Canadian operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that it might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

The 2017 Tax Act limited Kronos’ business interest expense to the sum of its business interest income and 30% of its adjusted taxable income as defined in the Tax Act. Any business interest expense disallowed as a deduction as a result of the limitation may be carried forward indefinitely. At December 31, 2022 and December 31, 2023, Kronos has recorded deferred tax assets of $.9 million and $3.5 million, respectively, for the carryforwards associated with the nondeductible portion of its interest expense and has concluded it is required to recognize a valuation allowance for such deferred tax asset under the more-likely-than-not recognition criteria. During 2023, Kronos recognized a non-cash deferred income tax expense of $2.6 million with respect to the valuation allowance recorded on additional interest expense carryforwards.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary). Pursuant to the one-time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized current income tax expense of $74.5 million and elected to pay such tax in annual installments over an eight-year period beginning in 2018. At December 31, 2023 the balance of its unpaid Transition Tax is $33.5 million, with two remaining payments of $14.9 million due in 2024 and $18.6 million due in 2025. The payments are recorded as a current and noncurrent payable to affiliate (income taxes payable to Valhi) on Kronos’ Consolidated Balance Sheet at December 31, 2023.

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

Note 14 - Stockholders’ equity:

Long-term incentive compensation plan – Prior to 2021, our board of directors adopted a plan that provided for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. We awarded 13,750 shares in 2021, 15,000 shares in 2022 and 17,750 shares in 2023 under this plan. In February 2023, our board of directors voted to replace the existing director stock plan with a new plan that would provide for the award of stock to non-employee members of our board of directors, and up to a maximum of 200,000 shares could be awarded. The new plan was approved at our May 2023 shareholder meeting, and the prior director stock plan terminated effective June 30, 2023. At December 31, 2023, 200,000 shares were available for future award under this new plan.

Long-term incentive compensation plans of subsidiaries and affiliates - CompX and Kronos each have a share-based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors. At December 31, 2023, Kronos had 97,100 shares available for award and CompX had 124,450 shares available for award.

Dividends - Our board of directors approved and we paid quarterly dividends per share to stockholders of $.06 in 2021 aggregating $11.7 million and $.07 in each of 2022 and 2023 aggregating $13.7 million in each year. In addition, our board of directors declared a special dividend on our common stock which totaled $17.1 million ($.35 per share) that we paid on August 31, 2022. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Years ended December 31,
	2021	2022	2023

	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(169,575)	$(171,235)	$(178,191)
Other comprehensive income (loss)	(1,660)	(6,956)	1,072
Balance at end of period	$(171,235)	$(178,191)	$(177,119)

Defined benefit pension plans:
Balance at beginning of period	$(80,704)	$(68,468)	$(43,857)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	4,813	3,592	1,436
Net actuarial gain (loss) arising during the year	7,423	20,881	(3,094)
Plan settlement	—	138	4,142
Balance at end of period	$(68,468)	$(43,857)	$(41,373)

OPEB plans:
Balance at beginning of period	$(910)	$(1,053)	$(893)
Other comprehensive income (loss):
Amortization of net gain included in net periodic OPEB cost	(143)	(369)	(357)
Net actuarial gain arising during the year	—	529	136
Balance at end of period	$(1,053)	$(893)	$(1,114)

Marketable debt securities:
Balance at beginning of period	$—	$—	$(50)
Other comprehensive income (loss) - unrealized gain (loss) arising the period.	—	(50)	35
Balance at end of period	$—	$(50)	$(15)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(251,189)	$(240,756)	$(222,991)
Other comprehensive income	10,433	17,765	3,370
Balance at end of period	$(240,756)	$(222,991)	$(219,621)

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

During 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million under prior repurchase authorizations. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of its affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. During 2021, CompX purchased 75,000 shares of its

Class A common stock in a market transaction for approximately $1.3 million. At December 31, 2023, 523,647 shares were available for purchase under CompX’s prior repurchase authorizations.

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

Current receivables and payables to affiliates are summarized in the table below:

	December 31,
	2022	2023

	(In thousands)
Current receivables from affiliates:
Other receivables from affiliates	$—	$601
Income taxes receivable from Valhi	636	27
	$636	$628
Current payables to affiliates:
Other - trade items	$665	$634

From time to time, we may have loans and advances outstanding between us and various related parties, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans. NLKW had borrowings outstanding of $.5 million as of December 31, 2022 and 2023 under the Valhi Credit Facility, and we incurred a nominal amount of interest expense under such credit facility for the years ended December 31, 2021, 2022 and 2023. See Note 10. In addition, prior to 2021, CompX entered into an unsecured revolving demand promissory note with Valhi under which, as amended, CompX has agreed to loan Valhi up to $25 million. CompX’s loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2025. Loans made to Valhi at any time are at CompX’s discretion. At December 31, 2022 and 2023, the outstanding principal balance receivable from Valhi under the promissory note was $13.2 million and $10.6 million, respectively. Interest income (including unused commitment fees) on CompX’s loan to Valhi was $1.2 million in 2021, $1.0 million in 2022 and $1.2 million in 2023. In February 2024, Kronos entered into a $53.7 million subordinated, unsecured term loan with Contran.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the Company on a fee basis. Such fees are based on the compensation of individual Contran employees providing services for us and/or estimates of time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We, CompX and Kronos negotiate fees annually and agreements renew quarterly. The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods) aggregated approximately $33.2 million in 2021, $33.5 million in 2022 and $30.8 million in 2023.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company, a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. During 2021, 2022 and 2023 we paid $26.3 million, $24.3 million and $28.4 million, respectively, under the group insurance program (including amounts attributable to Kronos for all periods, including its Louisiana Pigment Company joint venture) which amounts principally represent insurance premiums, including $19.5 million, $18.2 million and $20.7 million in 2021, 2022 and 2023, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2024.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data services program that Contran provides for primary data processing and failover. The program apportions its costs among the participating companies. The aggregate amount Kronos paid to Contran for such services was $.3 million in each of 2021 and 2022 and $.4 million in 2023. Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran. Kronos paid Contran $.4 million in 2021, $.5 million in 2022 and $.6 million in 2023 for such rent and related ancillary services. We expect that these relationships with Contran will continue in 2024.

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

We believe we have substantial defenses to these actions, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We do not believe it is probable we have incurred any liability with respect to pending lead pigment litigation cases to which we are a party, and with respect to all such lead pigment litigation cases to which we are a party, we believe liability to us that may result, if any, in this regard cannot be reasonably estimated, because:

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

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We made the initial $25.0 million payment in September 2019 and the first, second, third and fourth annual installment payments of $12.0 million each in

September 2020, 2021, 2022 and 2023. We recognized an aggregate accretion expense of $1.1 million, $.9 million, and $.7 million in 2021, 2022, and 2023 respectively.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2022 and 2023, we had not recognized any receivables for recoveries.

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

	Years ended December 31,
	2021	2022	2023

	(In thousands)
Balance at the beginning of the period	$93,416	$92,940	$92,358
Additions charged to expense, net	788	486	558
Payments, net	(1,264)	(1,068)	(1,810)

Balance at the end of the period	$92,940	$92,358	$91,106

Amounts recognized in the balance sheet:
Current liability	$2,643	$2,627	$1,655
Noncurrent liability	90,297	89,731	89,451

Balance at the end of the period	$92,940	$92,358	$91,106

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At December 31, 2023, we had accrued approximately $91 million related to approximately 33 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2023, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. In this regard we received $.5 million in insurance recoveries in 2023 and recoveries in each of 2021 and 2022 were nominal.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Products operations accounted for approximately 51% of total sales in 2021 and 52% in each of 2022 and 2023. One customer of CompX’s Security Products business accounted for 16% of total sales in 2021, 14% in 2022 and 24% in 2023 (of which 11% relates to a pilot project). One customer of CompX’s Marine Components business accounted for 12% of consolidated sales in 2022.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2022 and 2023:

	December 31, 2022		December 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$97,502	$97,502	$141,382	$141,382

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 18 - Recent Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all annual segment disclosures currently required annually in interim periods. Public companies will also be required to disclose the title and position of the chief operating decision maker (CODM) and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation resources. The ASU is effective for us beginning with our 2024 Annual Report, and for interim reporting, in the first quarter of 2025, with retrospective application required. We are in the process of evaluating the additional disclosure requirements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and foreign tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.