Form 10-Q
period 2024-03-31
NL INDUSTRIES INC
filed 2024-05-08
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on May 2, 2024  48,833,484.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2023	2024
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,522	$138,257
Restricted cash and cash equivalents	2,917	2,919
Marketable securities	53,149	29,662
Accounts and other receivables, net	17,101	17,372
Receivables from affiliates	628	601
Inventories, net	30,712	27,543
Prepaid expenses and other	2,235	1,948

Total current assets	218,264	218,302

Other assets:
Restricted cash and cash equivalents	26,943	27,072
Note receivable from affiliate	10,600	9,800
Marketable securities	18,194	20,577
Investment in Kronos Worldwide, Inc.	247,582	237,221
Goodwill	27,156	27,156
Other assets, net	2,060	3,504

Total other assets	332,535	325,330

Property and equipment:
Land	5,390	5,390
Buildings	23,239	23,262
Equipment	74,315	74,650
Construction in progress	676	536
	103,620	103,838
Less accumulated depreciation	77,757	78,654

Net property and equipment	25,863	25,184

Total assets	$576,662	$568,816

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2023	2024
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,148	$3,074
Accrued litigation settlement	11,830	11,887
Accrued and other current liabilities	13,182	7,397
Accrued environmental remediation and related costs	1,655	1,584
Payables to affiliates	634	660

Total current liabilities	30,449	24,602

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	89,451	89,363
Long-term litigation settlement	16,122	16,199
Deferred income taxes	41,733	41,439
Accrued pension costs	1,571	1,584
Other	5,074	5,045

Total noncurrent liabilities	154,451	154,130

Equity:
NL stockholders' equity:
Preferred stock	—	—
Common stock	6,103	6,103
Additional paid-in capital	298,868	298,868
Retained earnings	284,462	287,395
Accumulated other comprehensive loss	(219,621)	(224,240)

Total NL stockholders' equity	369,812	368,126

Noncontrolling interest in subsidiary	21,950	21,958

Total equity	391,762	390,084

Total liabilities and equity	$576,662	$568,816

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Net sales	$41,151	$37,971
Cost of sales	28,447	28,304

Gross margin	12,704	9,667

Selling, general and administrative expense	5,664	5,952
Corporate expense	2,843	2,359

Income from operations	4,197	1,356

Equity in earnings (losses) of Kronos Worldwide, Inc.	(4,637)	2,476

Other income (expense):
Interest and dividend income	1,965	2,551
Marketable equity securities	(5,498)	2,383
Other components of net periodic pension and OPEB cost	(346)	(318)
Interest expense	(199)	(145)

Income (loss) before income taxes	(4,518)	8,303

Income tax expense	1,421	988

Net income (loss)	(5,939)	7,315
Noncontrolling interest in net income of subsidiary	777	476

Net income (loss) attributable to NL stockholders	$(6,716)	$6,839

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$(.14)	$.14

Weighted average shares used in the calculation of net income (loss) per share	48,816	48,833

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Net income (loss)	$(5,939)	$7,315

Other comprehensive income (loss), net of tax:
Currency translation	(1,666)	(4,966)
Defined benefit pension plans	393	379
Marketable debt securities	(48)	14
Other postretirement benefit plans	(60)	(47)

Total other comprehensive loss, net	(1,381)	(4,620)

Comprehensive income (loss)	(7,320)	2,695
Comprehensive income attributable to noncontrolling interest	773	475

Comprehensive income (loss) attributable to NL stockholders	$(8,093)	$2,220

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended March 31, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2022	$6,101	$298,598	$300,442	$(222,991)	$20,597	$402,747
Net income (loss)	—	—	(6,716)	—	777	(5,939)
Other comprehensive loss, net of tax	—	—	—	(1,377)	(4)	(1,381)
Dividends paid - $.07 per share	—	—	(3,417)	—	—	(3,417)
Dividends paid to noncontrolling interest	—	—	—	—	(388)	(388)
Other, net	—	(346)	—	—	—	(346)

Balance at March 31, 2023	$6,101	$298,252	$290,309	$(224,368)	$20,982	$391,276

Balance at December 31, 2023	$6,103	$298,868	$284,462	$(219,621)	$21,950	$391,762
Net income	—	—	6,839	—	476	7,315
Other comprehensive loss, net of tax	—	—	—	(4,619)	(1)	(4,620)
Dividends paid - $.08 per share	—	—	(3,906)	—	—	(3,906)
Dividends paid to noncontrolling interest	—	—	—	—	(467)	(467)

Balance at March 31, 2024	$6,103	$298,868	$287,395	$(224,240)	$21,958	$390,084

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,939)	$7,315
Depreciation and amortization	1,010	926
Deferred income taxes	1,362	931
Equity in (earnings) losses of Kronos Worldwide, Inc.	4,637	(2,476)
Dividends received from Kronos Worldwide, Inc.	6,692	6,692
Marketable equity securities	5,498	(2,383)
Benefit plan expense less than cash funding	330	346
Noncash interest income	(800)	(492)
Noncash interest expense	187	133
Other, net	(8)	(19)
Change in assets and liabilities:
Accounts and other receivables, net	(845)	(267)
Inventories, net	1,012	3,107
Prepaid expenses and other	172	286
Accounts payable and accrued liabilities	(4,498)	(5,688)
Accounts with affiliates	(253)	54
Accrued environmental remediation and related costs	(836)	(160)
Other noncurrent assets and liabilities, net	(443)	(1,561)
Net cash provided by operating activities	7,278	6,744

Cash flows from investing activities:
Capital expenditures	(270)	(305)
Marketable securities:
Purchases	(32,824)	—
Proceeds from maturities	8,000	24,000
Note receivable from affiliate:
Collections	7,800	6,000
Loans	(6,800)	(5,200)
Net cash provided by (used in) investing activities	(24,094)	24,495

Cash flows from financing activities:
Dividends paid	(3,417)	(3,906)
Dividends paid to noncontrolling interests in subsidiary	(388)	(467)
Net cash used in financing activities	(3,805)	(4,373)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(20,621)	26,866
Balance at beginning of year	97,502	141,382

Balance at end of period	$76,881	$168,248

Supplemental disclosures - cash paid (received) for:
Interest	$12	$13
Income taxes, net	171	(128)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2024, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons, Mr. Connelly or Mr. Connelly’s sister, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly or his sister serves as trustee, the trustee is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2024 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (Kronos). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the SEC on March 6, 2024 (the “2023 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	March 31,
	2023	2024

	(In thousands)
Trade receivables - CompX	$17,131	$17,399
Other receivables	40	43
Allowance for doubtful accounts	(70)	(70)
Total	$17,101	$17,372

Note 3 – Inventories, net:

	December 31,	March 31,
	2023	2024

	(In thousands)
Raw materials	$5,738	$4,986
Work in process	19,042	17,715
Finished products	5,932	4,842
Total	$30,712	$27,543

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

Our noncurrent marketable securities are equity securities and consist of our investment in the publicly-traded shares of our immediate parent company Valhi, Inc. Our shares of Valhi common stock are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets and represent a Level 1 input within the fair value hierarchy, as defined by ASC Topic 820, Fair Value Measurements and Disclosures. We record any unrealized gains or losses on the securities in other income (expense) on our Condensed Consolidated Statements of Operations.

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	loss, net

		(In thousands)
December 31, 2023
Current assets - Fixed income securities	2	$53,149	$53,181	(32)
Noncurrent assets - Valhi common stock	1	$18,194	$24,347	$(6,153)

March 31, 2024
Current assets - Fixed income securities	2	$29,662	$29,676	$(14)
Noncurrent assets - Valhi common stock	1	$20,577	$24,347	$(3,770)

At December 31, 2023 and March 31, 2024, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2023 and March 31, 2024, the quoted per share market price of Valhi common stock was $15.19 and $17.18, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2023 and March 31, 2024, we owned approximately 35.2 million shares of Kronos common stock. At March 31, 2024, the quoted market price of Kronos’ common stock was $11.80 per share, or an aggregate market value of $415.6 million. At December 31, 2023, the quoted market price was $9.94 per share, or an aggregate market value of $350.1 million.

The change in the carrying value of our investment in Kronos during the first three months of 2024 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$247.6
Equity in earnings of Kronos	2.5
Dividends received from Kronos	(6.7)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(6.3)
Defined benefit pension plans	.1
Balance at the end of the period	$237.2

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2023	2024

	(In millions)
Current assets	$1,117.4	$984.7
Property and equipment, net	482.9	461.6
Investment in TiO2 joint venture	111.0	108.7
Other noncurrent assets	126.7	124.4
Total assets	$1,838.0	$1,679.4

Current liabilities	$370.8	$267.9
Long-term debt	440.9	426.9
Accrued pension costs	150.0	143.6
Other noncurrent liabilities	68.0	66.6
Stockholders’ equity	808.3	774.4
Total liabilities and stockholders’ equity	$1,838.0	$1,679.4

	Three months ended
	March 31,
	2023	2024

	(In millions)
Net sales	$426.3	$478.8
Cost of sales	395.5	407.3
Income (loss) from operations	(18.3)	19.5
Income tax expense (benefit)	(6.9)	3.5
Net income (loss)	(15.2)	8.1

Note 6 – Accrued and other current liabilities:

	December 31,	March 31,
	2023	2024

	(In thousands)
Employee benefits	$11,290	$5,447
Other	1,892	1,950
Total	$13,182	$7,397

Note 7 – Long-term debt:

During the first three months of 2024, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At March 31, 2024, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the three months ended March 31, 2024 was 10.38%. We are in compliance with all covenants at March 31, 2024.

Note 8 – Other noncurrent liabilities:

	December 31,	March 31,
	2023	2024

	(In thousands)
Reserve for uncertain tax positions	$3,707	$3,707
OPEB	524	746
Insurance claims and expenses	579	535
Other	264	57
Total	$5,074	$5,045

Note 9 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2023	2024

	(In thousands)
Net sales:
Security Products	$27,342	$29,887
Marine Components	13,809	8,084
Total	$41,151	$37,971

Note 10 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2023	2024

	(In thousands)
Interest cost	$450	$365
Expected return on plan assets	(414)	(335)
Recognized actuarial losses	358	333
Total	$394	$363

We currently expect our 2024 contributions to our defined benefit pension plans to be approximately $1.0 million.

Note 11 – Income taxes:

	Three months ended
	March 31,
	2023	2024

	(In thousands)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(949)	$1,744
Rate differences on equity in earnings (losses) of Kronos, net of dividends	2,305	(782)
U.S. state income taxes and other, net	65	26
Income tax expense	$1,421	$988

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$1,421	$988
Additional paid-in capital	(92)	—
Other comprehensive income (loss):
Currency translation	(443)	(1,320)
Pension plans	104	101
Other	(34)	(8)
Total	$956	$(239)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $6.7 million in each of the first quarters of 2023 and 2024. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos, net of dividends, represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

Note 12 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended
	March 31,
	2023	2024

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(178,191)	$(177,119)
Other comprehensive loss	(1,666)	(4,966)
Balance at end of period	$(179,857)	$(182,085)

Defined benefit pension plans:
Balance at beginning of period	$(43,857)	$(41,373)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	393	379
Balance at end of period	$(43,464)	$(40,994)

OPEB plans:
Balance at beginning of period	$(893)	$(1,114)
Other comprehensive loss -
Amortization of net gain included in net periodic OPEB cost	(60)	(47)
Balance at end of period	$(953)	$(1,161)

Marketable debt securities:
Balance at beginning of period	$(50)	$(15)
Other comprehensive income (loss) - unrealized gain (loss) arising during the period	(44)	15
Balance at end of period	$(94)	$—

Total accumulated other comprehensive loss:
Balance at beginning of period	$(222,991)	$(219,621)
Other comprehensive loss	(1,377)	(4,619)
Balance at end of period	$(224,368)	$(224,240)

See Note 10 for amounts related to our defined benefit pension plans.

Note 13 – Commitments and contingencies:

General

We are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our current and former businesses. At least quarterly our management discusses and evaluates the status of any pending litigation or claim to which we are a party or which has been asserted against us. The factors considered in such evaluation include, among other things, the nature of such pending cases and claims, the status of such pending cases and claims, the advice of legal counsel and our experience in similar cases and claims (if any). Based on such evaluation, we make a determination as to whether we believe (i) it is probable a loss has been incurred, and if so, if the amount of such loss (or a range of loss) is reasonably estimable, or (ii) it is reasonably possible but not probable a loss has been incurred, and if so, if the amount of such loss (or a range of loss) is reasonably estimable, or (iii) the probability a loss has been incurred is remote.

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we have two annual installment payments remaining ($12.0 million due in September 2024 and $16.7 million for the final installment due in September 2025). Our final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us).  See Note 16 to our 2023 Annual Report.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2024 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$91,106
Additions charged to expense, net	170
Payments, net	(329)
Balance at the end of the period	$90,947

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$1,584
Noncurrent liability	89,363
Balance at the end of the period	$90,947

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At March 31, 2024, we had accrued approximately $91 million related to approximately 33 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2024, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2023 Annual Report.

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

Note 14 – Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		March 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$141,382	$141,382	$168,248	$168,248

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 15 - Recent Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all annual segment disclosures currently required annually in interim periods. Public companies will also be required to disclose the title and position of the chief operating decision maker (CODM) and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation of resources. The ASU is effective for us beginning with our 2024 Annual Report, and for interim reporting, in the first quarter of 2025, with retrospective application required. We are in the process of evaluating the additional disclosure requirements.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for Kronos’ TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades, or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Price and product competition from low-cost manufacturing sources (such as China);
●	Customer and competitor strategies;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	The introduction of trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities;
●	Increases in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;
●	Uncertainties associated with CompX’s development of new products and product features;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental health, safety, sustainability or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Pending or possible future litigation or other actions.

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

Results of operations

Net income (loss) overview

Quarter ended March 31, 2024 compared to the quarter ended March 31, 2023

Our net income attributable to NL stockholders was $6.8 million, or $.14 per share, in the first quarter of 2024 compared to a net loss attributable to NL stockholders of $6.7 million, or $.14 per share, in the first quarter of 2023.  As more fully described below, the increase in our earnings attributable to NL stockholders from 2023 to 2024 is primarily due to the net effects of:

●	an unrealized gain in the relative value of marketable equity securities of $2.4 million in 2024 compared to an unrealized loss of $5.5 million in 2023;
●	equity in earnings of Kronos in 2024 of $2.5 million compared to equity in losses of $4.6 million in 2023;
●	lower income from operations attributable to CompX of $3.7 million in 2024 compared to $7.0 million in 2023; and
●	higher interest and dividend income of $2.6 million in 2024 compared to $2.0 million in 2023.

Our net income per share attributable to NL in the first three months of 2024 includes a loss of $.01 per share due to Kronos’ recognition of an aggregate charge related to a write-off of deferred financing costs.

Our net loss per share attributable to NL stockholders for the first three months of 2023 includes income of $.01 per share due to Kronos’ recognition of a pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020.

Income from operations

The following table shows the components of our income from operations.

	Three months ended March 31,		%
	2023	2024	Change

	(In millions)
CompX	$7.0	$3.7	(47)%
Corporate expense	(2.8)	(2.4)	(17)
Income from operations	$4.2	$1.3	(68)

CompX is our component products business and corporate expense relates to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended March 31,		%
	2023	2024	Change

	(In millions)
Equity in earnings (losses) of Kronos	$(4.6)	$2.5	153%
Marketable equity securities unrealized gain (loss)	(5.5)	2.4	143
Other components of net periodic pension and OPEB cost	(.4)	(.3)	(8)
Interest and dividend income	2.0	2.6	30
Interest expense	(.2)	(.2)	(27)

CompX International Inc.

In the first quarter of 2024 CompX’s income from operations decreased to $3.7 million compared to $7.0 million in the first quarter of 2023. The decrease in income from operations in the first quarter of 2024 compared to 2023 is primarily due to lower Marine Components sales and gross margin.

	Three months ended March 31,		%
	2023	2024	Change

	(In millions)
Net sales	$41.2	$38.0	(8)%
Cost of sales	28.5	28.3	(1)
Gross margin	12.7	9.7	(24)
Operating costs and expenses	5.7	6.0	5
Income from operations	$7.0	$3.7	(47)

Percentage of net sales:
Cost of sales	69%	75%
Gross margin	31	25
Operating costs and expenses	14	16
Income from operations	17	10

Net sales – Net sales decreased $3.2 million in the first quarter of 2024 compared to the same period in 2023 due to lower Marine Components sales primarily to the towboat market, partially offset by higher Security Products sales to the government security market. See discussion of reporting units below.

Cost of sales and gross margin – Cost of sales as a percentage of sales increased 6% in the first quarter of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales decreased over the same period. Gross margin percentage decreased in the first quarter of 2024 compared to the same period in 2023 primarily due to lower gross margin percentages at both Marine Components and Security Products. See discussion of reporting units below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the first quarter of 2024 increased $.3 million compared to the same period in 2023 primarily due to higher employee salaries and benefits at Security Products. Operating costs and expenses as a percentage of net sales increased for the first quarter of 2024 due to the increased operating costs and expenses mentioned above and decreased coverage of operating costs and expenses as a result of lower sales.

Income from operations – As a percentage of net sales, income from operations for the first quarter of 2024 decreased compared to the same period of 2023 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and operating costs and expenses.  See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended March 31,		%
	2023	2024	Change

	(In millions)
Security Products:
Net sales	$27.4	$29.9	9%
Cost of sales	18.9	21.1	12
Gross margin	8.5	8.8	4
Operating costs and expenses	3.1	3.3	8
Operating income	$5.4	$5.5	1

Gross margin	31%	29%
Operating income margin	20	18

Security Products – Security Products net sales increased 9% in the first quarter of 2024 compared to the same period last year primarily due to $1.8 million higher sales to the government security market. Gross margin as a percentage of net sales decreased for the first quarter of 2024 compared to the same period in 2023 primarily due to the relative changes in fixed costs allocated to cost of sales during the quarter. Additionally, a less favorable customer and product mix in the first quarter of 2024 negatively impacted gross margin as a percentage of net sales over the comparable period. Operating income as a percentage of net sales decreased in the first quarter of 2024 compared to the same period in 2023 due to the factors impacting gross margin, as well as increased operating costs and expenses, including higher employee salaries and benefits of $.2 million.

	Three months ended March 31,		%
	2023	2024	Change

	(In millions)
Marine Components:
Net sales	$13.8	$8.1	(41)%
Cost of sales	9.6	7.2	(25)
Gross margin	4.2	.9	(79)
Operating costs and expenses	.9	.9	(6)
Operating income	$3.3	$—	(99)

Gross margin	31%	11%
Operating income margin	24	—

Marine Components – Marine Components net sales decreased 41% in the first quarter of 2024 compared to the same period last year primarily due to the decline in sales to the towboat market. Relative to the first quarter of 2023, sales were $4.3 million lower to the towboat market, $.7 million lower to the industrial market, $.3 million lower to the engine builder market and $.3 million lower to distributors. Gross margin as a percentage of net sales decreased in the first quarter of 2024 compared to the same period last year primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024. Marine Components inventory produced during the fourth quarter of 2023 had a higher carrying value due to higher production cost per unit as a result of lower production volumes. Additionally, gross margin and operating income margin were unfavorably impacted by decreased coverage of production costs, operating costs and expenses on lower sales.

Outlook – During the first quarter of 2024, CompX’s Security Products reporting unit benefitted from increased sales of mechanical locks to the government security market while the other markets it serves were relatively flat compared to the same period of 2023. At CompX’s Marine Components reporting unit, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began late in the first quarter of 2023 has continued. CompX is focused on aligning its resources with current demand levels and particularly at Marine Components, it is adjusting inventory levels, operating expenses and labor resources to align with current demand while also preserving its ability to respond quickly when demand increases. Generally, raw material prices have stabilized, CompX’s supply chains are stable and transportation and logistical delays are minimal. CompX has adjusted its order patterns in response to the stability of its raw material supplies.

CompX expects Security Products sales in 2024 will be lower than 2023 as the sluggishness it has experienced across a variety of the markets Security Products serves has continued through the first quarter of 2024 with customers continuing to express uncertainty regarding sustained consumer demand levels. In addition, CompX does not expect 2024 sales to benefit from the pilot project to a government security customer it completed largely in the fourth quarter of 2023. After implementing aggressive price increases over the last several years to maintain operating margins, CompX expects only modest price increases in 2024. Overall, CompX expects Security Products gross margin will be comparable to 2023, although it expects operating income as a percentage of sales to decline due to its limited pricing power along with reduced coverage of selling, general and administrative costs as a result of lower expected sales. CompX expects Marine Components net sales for the full year of 2024 to be lower as compared to 2023 because it believes demand in the towboat market will further decline. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of Marine Components customers, have publicly announced reduced production schedules for 2024. Overall, CompX expects Marine Components gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales will similarly be lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. CompX ended 2023 with elevated inventory balances at its Marine Components reporting unit as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of its raw materials with near term demand. CompX made significant progress in aligning Marine Components inventory balances with current demand in the first quarter of 2024 and expects this alignment to be complete by mid-year 2024.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. CompX has experienced global and domestic supply chain challenges, and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the impact of economic conditions and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

General corporate and other items

Corporate expense – Corporate expenses were $2.4 million in the first quarter of 2024, $.4 million lower than in the first quarter of 2023 primarily due to $.7 million lower litigation and related costs in 2024 somewhat offset by $.2 million higher environmental remediation and related costs. Included in corporate expense in the first quarter of 2023 and 2024 are:

●	litigation fees and related costs of $.7 million in 2024 compared to $1.4 million in 2023, and
●	environmental remediation and related costs of $.2 million in 2024 compared to nil in 2023.

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

Overall, we currently expect that our net general corporate expenses in 2024 will be comparable to 2023.

Interest and dividend income – Interest and dividend income increased in the first quarter of 2024 compared to the same period of 2023 primarily due to higher average interest rates and increased investment balances, somewhat offset by lower average balances on CompX’s revolving promissory note receivable from Valhi. See Note 4 to our Condensed Consolidated Financial Statements.

Marketable equity securities – We recognized an unrealized gain of $2.4 million on the change in value of our marketable equity securities in the first quarter of 2024 compared to an unrealized loss of $5.5 million in the first quarter of 2023. See Note 4 to our Condensed Consolidated Financial Statements.

Income tax expense – We recognized income tax expense of $1.0 million in the first quarter of 2024 compared to income tax expense of $1.4 million in the first quarter of 2023. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $6.7 million in each of the first quarters of 2023 and 2024.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was a negative effective tax rate of 10.6% in the first three months of 2024 compared to a negative effective rate of 28.7% in the first three months of 2023. The change in our effective rate from 2023 to 2024 is primarily attributable to Kronos’ anticipated higher full year earnings in 2024 as compared to 2023. See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2024 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX decreased during the first quarter of 2024 compared to the same prior year period. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2023	2024	Change

	(In millions)
Net sales	$426.3	$478.8	12%
Cost of sales	395.5	407.3	3
Gross margin	$30.8	$71.5

Income (loss) from operations	$(18.3)	$19.5	207%
Interest and dividend income	2.0	1.3
Marketable equity securities unrealized gain (loss)	(.7)	.3
Other components of net periodic pension and OPEB cost	(.9)	(.3)
Interest expense	(4.2)	(9.2)
Income (loss) before income taxes	(22.1)	11.6
Income tax expense (benefit)	(6.9)	3.5
Net income (loss)	$(15.2)	$8.1

Percentage of net sales:
Cost of sales	93%	85%
Income (loss) from operations	(4)	4

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(4.6)	$2.5

TiO2 operating statistics:
Sales volumes*	102	130	28%
Production volumes*	105	121	15

Change in TiO2 net sales:
TiO2 sales volumes			28%
TiO2 product pricing			(11)
TiO2 product mix/other			(6)
Changes in currency exchange rates			1
Total			12%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos and the TiO2 industry experienced an extended period of significantly reduced demand across all major markets which was reflected in its sales volumes in the first quarter of and throughout 2023. Although overall demand remains below average historical levels, demand has improved in the first quarter of 2024 in all major markets. Kronos started 2024 with average TiO2 selling prices 13% lower than at the beginning of 2023 and its average TiO2 selling prices declined 2% during the first quarter of 2024. Kronos’ average TiO2 selling prices in the first three months of 2024 were 11% lower than average prices during the first three months of 2023.

Kronos operated its production facilities at 76% of practical capacity utilization in the first three months of 2023 in response to decreased demand and higher production costs. As a result of increased demand experienced in the fourth quarter of 2023 and first quarter of 2024, along with more favorable production costs, Kronos began increasing its production rates during the first quarter of 2024 resulting in 87% of practical capacity utilization in the first three months of 2024.

Excluding the effect of changes in currency exchange rates, Kronos’ cost of sales per metric ton of TiO2 sold in the first three months of 2024 was significantly lower as compared to the comparable period in 2023 primarily due to significant decreases in per metric ton production costs (primarily feedstock and unabsorbed fixed costs due to reduced operating rates in 2023).

In response to the extended period of reduced demand in 2023, discussed above, Kronos took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted its European operations. A substantial portion of Kronos’ workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Kronos recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of the year with the majority of related cash payments expected to be paid in the first half of 2024.

In April 2024, Kronos announced plans to close its sulfate process line at its plant in Varennes, Canada by the third quarter of 2024. Kronos expects to recognize a charge of approximately $2 million primarily to cost of sales in the second quarter of 2024 related to workforce reductions for employees impacted. In addition, approximately $15 million in non-cash charges related to closure of the line are expected to be reflected in cost of sales in the second and third quarters of 2024.

Net sales – Kronos’ net sales in the first quarter of 2024 increased 12%, or $52.5 million, compared to the first quarter of 2023 primarily due to the net effects of a 28% increase in sales volumes (which increased net sales by approximately $119 million) and an 11% decrease in average TiO2 selling prices (which decreased net sales by approximately $47 million). In addition to the impact of sales volumes and average TiO2 selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $4 million in the first quarter of 2024 as compared to the first quarter of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 28% in the first quarter of 2024 as compared to the first quarter of 2023 due to higher overall demand across all major markets.

Cost of sales and gross margin – Kronos’ cost of sales increased $11.8 million, or 3%, in the first quarter of 2024 compared to the first quarter of 2023 due to the net effects of a 28% increase in sales volumes, a 15% increase in production volumes (in response to improved near-term customer demand) somewhat offset by lower production costs of approximately $64 million (primarily energy and raw materials). Kronos’ unabsorbed fixed production costs decreased $10 million from $22 million in the first quarter of 2023 to $12 million in the first quarter of 2024.

Kronos’ cost of sales as a percentage of net sales improved to 85% in the first quarter of 2024 compared to 93% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Gross margin as a percentage of net sales increased to 15% in the first quarter of 2024 compared to 7% in the first quarter of 2023. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales increased primarily due to lower production costs and higher production and sales volumes, somewhat offset by lower average TiO2 selling prices.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense increased $1.0 million, or 2%, in 2024 compared to 2023 primarily due to variable costs related to higher sales volumes during the quarter. Selling, general and administrative expense as a percentage of net sales decreased to 11% in the first quarter of 2024 compared to 12% of net sales in the first quarter of 2023.

Income (loss) from operations – Kronos’ income from operations increased by $37.8 million to $19.5 million in the first quarter of 2024 compared to a net loss from operations of $18.3 million in the first quarter of 2023 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $1.7 million in the first quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. Changes in currency exchange rates had a nominal effect on its income from operations in the first quarter of 2024 as compared to the same period in 2023, as discussed in the Effects of currency exchange rates section below.

Other non-operating income (expense) – Kronos recognized an unrealized gain of $.3 million in the first quarter of 2024 compared to an unrealized loss of $.7 million in the first quarter of 2023 related to the change in market price of its marketable equity securities. Other components of net periodic pension and OPEB cost in the first quarter of 2024 decreased $.6 million compared to the first quarter of 2023 primarily due to a higher expected return on plan assets. Interest expense in the first quarter of 2024 increased $5.0 million compared to interest expense in the first quarter of 2023 as a result of the February 2024 exchange of €325 million of Kronos’ 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million of 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, and as a result of the new $53.7 million subordinated, unsecured term loan from Contran due September 2029 at an interest rate of 11.5%, which Kronos entered into in February 2024 in connection with the exchange. As a result of the exchange, Kronos’ interest expense for the first three months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs.

Income tax expense (benefit) - Kronos recognized income tax expense of $3.5 million in the first quarter of 2024 compared to an income tax benefit of $6.9 million in the first quarter of 2023. The difference is primarily due to higher earnings in the first quarter of 2024 and the jurisdictional mix of such earnings. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations. However, in the first quarter of 2024, Kronos’ consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserve for uncertain tax positions, is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.

The Organization for Economic Cooperation and Development (the “OECD”), the European Union and other countries have committed to enacting the OECD’s Pillar Two initiative that would provide a global minimum level of taxation for multinational companies to be applied on a country-by-country basis. Currently, many countries are drafting or have enacted legislation to implement the Pillar Two rules effective for years beginning on or after December 31, 2023. Based on legislation currently enacted, Kronos does not anticipate any material impact to its Consolidated Financial Statements; however, until all the jurisdictions it operates in enact legislation, the full impact of Pillar Two to Kronos is unknown.

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

Impact of changes in currency exchange rates
Three months ended March 31, 2024 vs March 31, 2023
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$4	$4
Income (loss) from operations	5	5	—	—	—

The $4 million increase in Kronos’ net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Norwegian krone in 2024 and the weakening of the U.S. dollar relative to the Canadian dollar in 2024 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The impact of currency exchange rates on Kronos’ income from operations was nominal.

Outlook

During the first quarter of 2024 Kronos experienced improved customer demand across all major markets, although overall  demand levels remain below historical averages. Based on the recently experienced improved demand and Kronos’ expectation that demand will continue to improve in 2024, along with the severe demand contraction it experienced during most of 2023, Kronos expects sales volumes in 2024 to exceed 2023 sales volumes. Kronos has increased production rates in line with the current and expected near-term improved demand and believes its production rates for the remainder of 2024 will continue to be higher than comparable periods in 2023. Kronos has implemented TiO2 selling price increases which will need to be realized to achieve margins more in-line with historical levels.

As noted above, throughout 2023 Kronos implemented cost reduction initiatives designed to improve its long-term cost structure, including targeted workforce reductions and, in April of 2024, it announced plans to close the sulfate process line at its facility in Canada which will further improve its gross margins after the charges (primarily non-cash) related to the closure are recognized in the second and third quarters. In addition, raw material, energy and other input costs have generally improved compared to 2023. The full positive impact of input cost improvements and Kronos’ cost reduction efforts are not yet fully reflected in its gross margin. As Kronos replaces the higher cost inventory produced towards the end of 2023 with lower cost inventory produced in 2024, coupled with the realization of TiO2 selling price increases noted above, Kronos expects gross margins to improve. Overall, due to expected improved demand, higher selling prices and lower production costs, including lower unabsorbed fixed costs, Kronos expects to report higher operating results for the full year of 2024 as compared to 2023.

Kronos believes the production curtailments and other necessary actions it took during 2023 to preserve liquidity while maintaining its global market share have positioned it to capitalize on the increase in demand in 2024 and Kronos expects liquidity levels to improve as the recovery continues. However, Kronos is closely monitoring current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

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

Net cash provided by operating activities was $6.7 million in the first three months of 2024 compared to $7.3 million in the first three months of 2023. The decrease in cash provided by operating activities in the first three months of 2024 includes:

●	lower income from operations from CompX in 2024 of $3.3 million;
●	lower net cash used for relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2024 of $1.6 million;
●	higher interest income received in 2024 of $.9 million due to higher interest rates and increased investment balances, partially offset by lower average balances on loan to affiliate; and
●	lower cash paid for taxes in 2024 of $.3 million due to the relative timing of payments.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended
	March 31,
	2023	2024

	(In millions)
Net cash provided by operating activities:
CompX	$3.1	$1.7
NL Parent and wholly-owned subsidiaries	6.9	8.3
Eliminations	(2.7)	(3.3)
Total	$7.3	$6.7

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding increased from December 31, 2023 to March 31, 2024 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. Total average number of days in inventory decreased from December 31, 2023 to March 31, 2024 primarily due to the decrease at CompX’s Marine Components reporting unit as a result of higher sales in the first quarter of 2024 compared to the fourth quarter of 2023 and decreased inventory balances as a result of a planned reduction of certain raw materials with previously longer lead times as discussed in CompX’s Outlook above. For comparative purposes, we have provided December 31, 2022 and March 31, 2023 numbers below.

	December 31,	March 31,	December 31,	March 31,
	2022	2023	2023	2024
Days sales outstanding	41 days	41 days	36 days	42 days
Days in inventory	99 days	97 days	95 days	89 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $.3 million in each of the first three months of 2024 and 2023, respectively. During the first three months of 2024, Valhi repaid a net $.8 million under the promissory note receivable ($5.2 million of gross borrowings and $6.0 million of gross repayments). During the first three months of 2023, Valhi repaid a net $1.0 million under the promissory note receivable ($6.8 million of gross borrowings and $7.8 million of gross repayments).

During the first three months of 2024, we received gross proceeds from U.S. treasury bill maturities totaling $24.0 million. During the first three months of 2023, we had gross purchases of U.S. treasury marketable securities aggregating $32.8 million and received gross proceeds totaling $8.0 million related to U.S. treasury bill maturities.

Financing activities

In February 2024, our board of directors declared a quarterly dividend of $.08 per share, and in February 2023 our board of directors declared a quarterly dividend of $.07 per share. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first three months of each of 2023 and 2024 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At March 31, 2024, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at March 31, 2024. See Note 7 to our Condensed Consolidated Financial Statements.

Kronos had no outstanding borrowings at March 31, 2024 on its $225 million global revolving credit facility (Global Revolver). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at March 31, 2024, the full $225 million was available for borrowings. In February 2024, Kronos exchanged of €325 million principal amount of its outstanding 3.75% Senior Secured Notes due in September 2025 (the “Old Notes”) for newly issued €276.174 million aggregate outstanding 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes, the “Senior Secured Notes”) plus additional cash consideration of €48.75 million ($52.6 million). In connection with the exchange, Kronos entered into a new $53.7 million unsecured term loan from Contran Corporation due in September 2029 (the “Contran term loan”). The Contran term loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, Global Revolver and the Contran term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos is in compliance with all of its debt covenants at March 31, 2024. Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facility through its maturity.

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

At March 31, 2024, we had aggregate restricted and unrestricted cash, cash equivalents and current marketable securities of $197.9 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$75.6
NL Parent and wholly-owned subsidiaries	122.3
Total	$197.9

In addition, at March 31, 2024 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $20.6 million. See Note 4 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at March 31, 2024 with an aggregate market value of $415.6 million. See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2025) and long-term obligations (defined as the five-year period ending March 31, 2029) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At March 31, 2024, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 7 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at March 31, 2024 totaled $.4 million. CompX expects to spend $2.8 million during 2024 on capital investments, primarily those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At March 31, 2024, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2024, based on the number of shares of common stock of these affiliates we own as of March 31, 2024 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	March 31, 2024	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.19	$26.8
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$40.1

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

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2023 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2023 Annual Report, or in Note 13 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2024.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and equity security prices. There have been no material changes in these market risks since we filed our 2023 Annual Report, and we refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure about Market Risk” in our 2023 Annual Report. See also Note 14 to our Condensed Consolidated Financial Statements.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 13 to our Condensed Consolidated Financial Statements and our 2023 Annual Report.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report.

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

NL INDUSTRIES, INC.
(Registrant)

Date: May 8, 2024	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: May 8, 2024	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)