Form 10-Q
period 2024-06-30
NL INDUSTRIES INC
filed 2024-08-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on August 1, 2024  48,847,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, and 4 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2023	2024
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,522	$167,453
Restricted cash and cash equivalents	2,917	2,896
Marketable securities	53,149	11,934
Accounts and other receivables, net	17,101	15,654
Receivables from affiliates	628	179
Inventories, net	30,712	27,363
Prepaid expenses and other	2,235	1,878

Total current assets	218,264	227,357

Other assets:
Restricted cash and cash equivalents	26,943	27,231
Note receivable from affiliate	10,600	9,200
Marketable securities	18,194	21,356
Investment in Kronos Worldwide, Inc.	247,582	237,268
Goodwill	27,156	27,156
Other assets, net	2,060	5,721

Total other assets	332,535	327,932

Property and equipment:
Land	5,390	5,390
Buildings	23,239	23,262
Equipment	74,315	74,651
Construction in progress	676	770
	103,620	104,073
Less accumulated depreciation	77,757	79,336

Net property and equipment	25,863	24,737

Total assets	$576,662	$580,026

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2023	2024
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,148	$3,791
Accrued litigation settlement	11,830	11,943
Accrued and other current liabilities	13,182	10,681
Accrued environmental remediation and related costs	1,655	2,511
Payables to affiliates	634	635

Total current liabilities	30,449	29,561

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	89,451	89,280
Long-term litigation settlement	16,122	16,276
Deferred income taxes	41,733	42,877
Accrued pension costs	1,571	1,249
Other	5,074	5,067

Total noncurrent liabilities	154,451	155,249

Equity:
NL stockholders' equity:
Preferred stock	—	—
Common stock	6,103	6,105
Additional paid-in capital	298,868	299,099
Retained earnings	284,462	291,322
Accumulated other comprehensive loss	(219,621)	(223,434)

Total NL stockholders' equity	369,812	373,092

Noncontrolling interest in subsidiary	21,950	22,124

Total equity	391,762	395,216

Total liabilities and equity	$576,662	$580,026

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(unaudited)
Net sales	$36,616	$35,887	$77,767	$73,858
Cost of sales	26,343	24,722	54,790	53,026

Gross margin	10,273	11,165	22,977	20,832

Selling, general and administrative expense	5,906	6,084	11,570	12,036
Corporate expense	2,946	4,290	5,789	6,649

Income from operations	1,421	791	5,618	2,147

Equity in earnings (losses) of Kronos Worldwide, Inc.	(2,516)	5,973	(7,153)	8,449

Other income (expense):
Interest and dividend income	2,145	2,678	4,110	5,229
Marketable equity securities	(5,461)	779	(10,959)	3,162
Loss on pension plan termination	(4,911)	—	(4,911)	—
Other components of net periodic pension and OPEB cost	(370)	(318)	(716)	(636)
Interest expense	(199)	(148)	(398)	(293)

Income (loss) before income taxes	(9,891)	9,755	(14,409)	18,058

Income tax expense (benefit)	(7,300)	1,302	(5,879)	2,290

Net income (loss)	(2,591)	8,453	(8,530)	15,768
Noncontrolling interest in net income of subsidiary	517	618	1,294	1,094

Net income (loss) attributable to NL stockholders	$(3,108)	$7,835	$(9,824)	$14,674

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$(.06)	$.16	$(.20)	$.30

Weighted average shares used in the calculation of net income (loss) per share	48,824	48,841	48,820	48,837

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(unaudited)
Net income (loss)	$(2,591)	$8,453	$(8,530)	$15,768

Other comprehensive income (loss), net of tax:
Currency translation	(1,219)	466	(2,885)	(4,500)
Defined benefit pension plans	4,676	378	5,069	757
Marketable debt securities	(121)	8	(169)	22
Other postretirement benefit plans	(58)	(45)	(118)	(92)

Total other comprehensive income (loss), net	3,278	807	1,897	(3,813)

Comprehensive income (loss)	687	9,260	(6,633)	11,955
Comprehensive income attributable to noncontrolling interest	525	619	1,298	1,094

Comprehensive income (loss) attributable to NL stockholders	$162	$8,641	$(7,931)	$10,861

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended June 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at March 31, 2023	$6,101	$298,252	$290,309	$(224,368)	$20,982	$391,276
Net income (loss)	—	—	(3,108)	—	517	(2,591)
Other comprehensive income, net of tax	—	—	—	3,270	8	3,278
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.07 per share	—	—	(3,417)	—	—	(3,417)
Dividends paid to noncontrolling interest	—	—	—	—	(390)	(390)
Other, net	—	518	—	—	—	518

Balance at June 30, 2023	$6,103	$298,868	$283,784	$(221,098)	$21,117	$388,774

Balance at March 31, 2024	$6,103	$298,868	$287,395	$(224,240)	$21,958	$390,084
Net income	—	—	7,835	—	618	8,453
Other comprehensive income, net of tax	—	—	—	806	1	807
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.08 per share	—	—	(3,908)	—	—	(3,908)
Dividends paid to noncontrolling interest	—	—	—	—	(469)	(469)
Other, net	—	133	—	—	16	149

Balance at June 30, 2024	$6,105	$299,099	$291,322	$(223,434)	$22,124	$395,216

	Six months ended June 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity

Balance at December 31, 2022	$6,101	$298,598	$300,442	$(222,991)	$20,597	$402,747
Net income (loss)	—	—	(9,824)	—	1,294	(8,530)
Other comprehensive income, net of tax	—	—	—	1,893	4	1,897
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.14 per share	—	—	(6,834)	—	—	(6,834)
Dividends paid to noncontrolling interest	—	—	—	—	(778)	(778)
Other, net	—	172	—	—	—	172

Balance at June 30, 2023	$6,103	$298,868	$283,784	$(221,098)	$21,117	$388,774

Balance at December 31, 2023	$6,103	$298,868	$284,462	$(219,621)	$21,950	$391,762
Net income	—	—	14,674	—	1,094	15,768
Other comprehensive loss, net of tax	—	—	—	(3,813)	—	(3,813)
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.16 per share	—	—	(7,814)	—	—	(7,814)
Dividends paid to noncontrolling interest	—	—	—	—	(936)	(936)
Other, net	—	133	—	—	16	149

Balance at June 30, 2024	$6,105	$299,099	$291,322	$(223,434)	$22,124	$395,216

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(8,530)	$15,768
Depreciation and amortization	2,009	1,846
Deferred income taxes	(5,957)	2,149
Equity in (earnings) losses of Kronos Worldwide, Inc.	7,153	(8,449)
Dividends received from Kronos Worldwide, Inc.	13,384	13,384
Marketable equity securities	10,959	(3,162)
Loss on pension plan termination	4,911	—
Benefit plan expense greater than cash funding	355	343
Noncash interest income	(1,839)	(752)
Noncash interest expense	374	267
Other, net	199	52
Change in assets and liabilities:
Accounts and other receivables, net	2,787	2,050
Inventories, net	(2,585)	3,201
Prepaid expenses and other	508	372
Accounts payable and accrued liabilities	(1,777)	(1,637)
Accounts with affiliates	622	29
Accrued environmental remediation and related costs	(999)	684
Other noncurrent assets and liabilities, net	(646)	(3,867)
Net cash provided by operating activities	20,928	22,278

Cash flows from investing activities:
Capital expenditures	(478)	(730)
Marketable securities:
Purchases	(49,966)	—
Proceeds from maturities	26,000	42,000
Note receivable from affiliate:
Collections	14,700	13,400
Loans	(13,700)	(12,000)
Net cash provided by (used in) investing activities	(23,444)	42,670

Cash flows from financing activities:
Dividends paid	(6,834)	(7,814)
Dividends paid to noncontrolling interests in subsidiary	(778)	(936)
Net cash used in financing activities	(7,612)	(8,750)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(10,128)	56,198
Balance at beginning of year	97,502	141,382

Balance at end of period	$87,374	$197,580

Supplemental disclosures - cash paid (received) for:
Interest	$24	$26
Income taxes, net	(570)	—

See accompanying Notes to Condensed Consolidated Financial Statements..

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2024, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons, Mr. Connelly or Mr. Connelly’s sister, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly or his sister serves as trustee, the trustee is required to vote the shares of Contran voting stock held by such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2024 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (Kronos). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the SEC on March 6, 2024 (the “2023 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended June 30, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	June 30,
	2023	2024

	(In thousands)
Trade receivables - CompX	$17,131	$15,505
Other receivables	40	219
Allowance for doubtful accounts	(70)	(70)
Total	$17,101	$15,654

Note 3 – Inventories, net:

	December 31,	June 30,
	2023	2024

	(In thousands)
Raw materials	$5,738	$5,254
Work in process	19,042	17,071
Finished products	5,932	5,038
Total	$30,712	$27,363

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

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	loss, net

		(In thousands)
December 31, 2023
Current assets - Fixed income securities	2	$53,149	$53,181	$(32)
Noncurrent assets - Valhi common stock	1	$18,194	$24,347	$(6,153)

June 30, 2024
Current assets - Fixed income securities	2	$11,934	$11,935	$(1)
Noncurrent assets - Valhi common stock	1	$21,356	$24,347	$(2,991)

At December 31, 2023 and June 30, 2024, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2023 and June 30, 2024, the quoted per share market price of Valhi common stock was $15.19 and $17.83, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2023 and June 30, 2024, we owned approximately 35.2 million shares of Kronos common stock. At June 30, 2024, the quoted market price of Kronos’ common stock was $12.55 per share, or an aggregate market value of $442.0 million. At December 31, 2023, the quoted market price was $9.94 per share, or an aggregate market value of $350.1 million.

The change in the carrying value of our investment in Kronos during the first six months of 2024 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$247.6
Equity in earnings of Kronos	8.4
Dividends received from Kronos	(13.4)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(5.6)
Defined benefit pension plans	.3
Balance at the end of the period	$237.3

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2023	2024

	(In millions)
Current assets	$1,117.4	$987.2
Property and equipment, net	482.9	444.3
Investment in TiO2 joint venture	111.0	101.2
Other noncurrent assets	126.7	124.2
Total assets	$1,838.0	$1,656.9

Current liabilities	$370.8	$273.1
Long-term debt	440.9	423.7
Accrued pension costs	150.0	140.1
Other noncurrent liabilities	68.0	45.4
Stockholders’ equity	808.3	774.6
Total liabilities and stockholders’ equity	$1,838.0	$1,656.9

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Net sales	$443.2	$500.5	$869.5	$979.3
Cost of sales	399.1	400.3	794.6	807.6
Income (loss) from operations	(6.7)	35.9	(25.0)	55.4
Income tax expense (benefit)	(4.1)	8.5	(11.0)	12.0
Net income (loss)	(8.2)	19.5	(23.4)	27.6

Effective July 16, 2024, Kronos acquired the 50% joint venture interest in  Lousiana Pigment Company (LPC) previously held by Venator Investments, Ltd (“Venator”). Prior to the acquisition, LPC was operated as a joint venture between Kronos and Venator, and through a wholly-owned subsidiary, Kronos held a 50% joint venture interest in LPC. Following the acquisition, LPC is an indirect, wholly-owned subsidiary of Kronos. Kronos completed the acquisition in order to obtain full control of LPC and its TiO2 production to better serve the North American TiO2 marketplace. Kronos acquired the 50% joint venture interest that it did not already own for an upfront cash payment of $185 million (subject to working capital adjustments) and a potential earn-out payment of up to $15 million based on Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026. The aggregate EBITDA tiers for the two-year earn-out period are $650 million and $730 million, with $5 million of the earnout payable if Kronos achieves $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate EBITDA is $730 million or greater for the period. If Kronos achieves aggregate consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is pro-rated between the two targets. The earn-out is payable at the earliest in April 2027. The acquisition was financed through a borrowing of $132 million under Kronos’ Global Revolver with the remainder paid with cash on hand.

Note 6 – Accrued and other current liabilities:

	December 31,	June 30,
	2023	2024

	(In thousands)
Employee benefits	$11,290	$7,442
Other	1,892	3,239
Total	$13,182	$10,681

Note 7 – Long-term debt:

During the first six months of 2024, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At June 30, 2024, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the six months ended June 30, 2024 was 10.38%. We are in compliance with all covenants at June 30, 2024.

Note 8 – Other noncurrent liabilities:

	December 31,	June 30,
	2023	2024

	(In thousands)
Reserve for uncertain tax positions	$3,707	$3,707
OPEB	524	495
Insurance claims and expenses	579	553
Other	264	312
Total	$5,074	$5,067

Note 9 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In thousands)
Net sales:
Security Products	$25,672	$28,213	$53,014	$58,100
Marine Components	10,944	7,674	24,753	15,758
Total	$36,616	$35,887	$77,767	$73,858

Note 10 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In thousands)
Interest cost	$412	$365	$862	$730
Expected return on plan assets	(352)	(335)	(766)	(670)
Recognized actuarial losses	358	333	716	666
Total	$418	$363	$812	$726

In the second quarter of 2023, we completed a termination and buy-out of our U.K. pension plan resulting in a $4.9 million settlement loss. We currently expect our 2024 contributions to our defined benefit pension plans to be approximately $1.0 million.

Note 11 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In thousands)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(2,077)	$2,048	$(3,026)	$3,792
Rate differences on equity in earnings (losses) of Kronos, net of dividends	(5,146)	(776)	(2,841)	(1,558)
U.S. state income taxes and other, net	(77)	30	(12)	56
Income tax expense (benefit)	$(7,300)	$1,302	$(5,879)	$2,290

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(7,300)	$1,302	$(5,879)	$2,290
Additional paid-in capital	110	8	18	8
Other comprehensive income (loss):
Currency translation	(371)	124	(814)	(1,196)
Pension plans	295	101	399	202
Other	(50)	(11)	(84)	(19)
Total	$(7,316)	$1,524	$(6,360)	$1,285

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $13.4 million in each of the first six month periods of 2023 and 2024. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos, net of dividends, represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

Note 12 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(179,857)	$(182,085)	$(178,191)	$(177,119)
Other comprehensive income (loss)	(1,219)	466	(2,885)	(4,500)
Balance at end of period	$(181,076)	$(181,619)	$(181,076)	$(181,619)

Defined benefit pension plans:
Balance at beginning of period	$(43,464)	$(40,994)	$(43,857)	$(41,373)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	534	378	927	757
Plan settlement	4,142	—	4,142	—
Balance at end of period	$(38,788)	$(40,616)	$(38,788)	$(40,616)

OPEB plans:
Balance at beginning of period	$(953)	$(1,161)	$(893)	$(1,114)
Other comprehensive loss -
Amortization of net gain included in net periodic OPEB cost	(58)	(45)	(118)	(92)
Balance at end of period	$(1,011)	$(1,206)	$(1,011)	$(1,206)

Marketable debt securities:
Balance at beginning of period	$(94)	$—	$(50)	$(15)
Other comprehensive income (loss) - unrealized gain (loss) arising during the period	(129)	7	(173)	22
Balance at end of period	$(223)	$7	$(223)	$7

Total accumulated other comprehensive loss:
Balance at beginning of period	$(224,368)	$(224,240)	$(222,991)	$(219,621)
Other comprehensive income (loss)	3,270	806	1,893	(3,813)
Balance at end of period	$(221,098)	$(223,434)	$(221,098)	$(223,434)

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

Changes in the accrued environmental remediation and related costs during the first six months of 2024 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$91,106
Additions charged to expense, net	1,308
Payments, net	(623)
Balance at the end of the period	$91,791

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$2,511
Noncurrent liability	89,280
Balance at the end of the period	$91,791

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At June 30, 2024, we had accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $119 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2024, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Note 14 – Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		June 30, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$141,382	$141,382	$197,580	$197,580

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products;
●	Kronos’ ability to realize expected cost savings from strategic and operational initiatives;
●	Kronos’ ability to integrate acquisitions, including Louisiana Pigment Company, L.P. (“LPC”) into its operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for Kronos’ TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises);

●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades, or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Price and product competition from low-cost manufacturing sources (such as China);
●	Customer and competitor strategies;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	The introduction of trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;
●	Uncertainties associated with CompX’s development of new products and product features;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental, health and safety, sustainability or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Pending or possible future litigation or other actions.

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

Results of operations

Net income (loss) overview

Quarter ended June 30, 2024 compared to the quarter ended June 30, 2023

Our net income attributable to NL stockholders was $7.9 million, or $.16 per share, in the second quarter of 2024 compared to a net loss attributable to NL stockholders of $3.1 million, or $.06 per share, in the second quarter of 2023. As more fully described below, the increase in our earnings attributable to NL stockholders from 2023 to 2024 is primarily due to the net effects of:

●	equity in earnings of Kronos of $6.0 million in 2024 compared to equity in losses of $2.6 million in 2023;
●	an unrealized gain in the relative value of marketable equity securities of $.8 million in 2024 compared to an unrealized loss of $5.4 million in 2023;
●	a non-cash loss on the termination of our U.K. pension plan of $4.9 million in 2023;
●	higher income from operations attributable to CompX of $5.1 million in 2024 compared to $4.4 million in 2023; and
●	higher interest and dividend income of $2.6 million in 2024 compared to $2.1 million in 2023.

Our net loss per share attributable to NL stockholders for the second quarter of 2023 includes a loss of $.08 per share, net of tax, due to the termination of our U.K. pension plan.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Our net income attributable to NL stockholders was $14.7 million, or $.30 per share, in the first six months of 2024 compared to a net loss attributable to NL stockholders of $9.8 million, or $.20 per share, in the first six months of 2023. As more fully described below, the increase in our earnings attributable to NL stockholders from 2023 to 2024 is primarily due to:

●	equity in earnings of Kronos of $8.5 million in 2024 compared to equity in losses of $7.2 million in 2023;
●	an unrealized gain in the relative value of marketable equity securities of $3.2 million in 2024 compared to an unrealized loss of $10.9 million in 2023;
●	a non-cash loss on the termination of our U.K. pension plan of $4.9 million in 2023;
●	lower income from operations attributable to CompX of $8.8 million in 2024 compared to $11.4 million in 2023; and
●	higher interest and dividend income of $5.2 million in 2024 compared to $4.1 million in 2023.

Our 2024 net income per share attributable to NL includes a loss of $.01 per share due to Kronos’recognition of an aggregate charge related to a write-off of deferred financing costs.

Our 2023 net loss per share attributable to NL stockholders includes:

●	a loss of $.08 per share, net of tax, due to the termination of our U.K. pension plan, and
●	income of $.01 per share, net of tax, due to Kronos’ recognition of a pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020.

Income from operations

The following table shows the components of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
CompX	$4.4	$5.1	16%	$11.4	$8.8	(23)%
Corporate expense	(3.0)	(4.3)	46	(5.8)	(6.7)	15
Income from operations	$1.4	$.8	(44)	$5.6	$2.1	(62)

CompX is our component products business and corporate expense relates to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$(2.6)	$6.0	337%	$(7.2)	$8.5	218%
Marketable equity securities unrealized gain (loss)	(5.4)	.8	114	(10.9)	3.2	129
Loss on pension plan termination	(4.9)	—	n.m.	(4.9)	—	n.m.
Other components of net periodic pension and OPEB cost	(.3)	(.3)	(14)	(.7)	(.6)	(11)
Interest and dividend income	2.1	2.6	25	4.1	5.2	27
Interest expense	(.2)	(.1)	(26)	(.4)	(.3)	(26)

n.m. not meaningful

CompX International Inc.

CompX’s income from operations in the second quarter of 2024 was $5.1 million compared to $4.4 million in the second quarter of 2023. The increase in income from operations in the second quarter of 2024 compared to 2023 is due to higher Security Products sales and gross margin which more than offset lower Marine Components sales and gross margin. CompX’s income from operations for the first six months of 2024 was $8.8 million compared to $11.4 million in the first six months of 2023. The decrease in income from operations in the first six months of 2024 compared to 2023 is primarily due to lower Marine Components sales and gross margin partially offset by higher Security Products sales and higher Security Products gross margin in the second quarter of 2024 compared to the second quarter of 2023.

	Three months ended June 30,		%	Six months ended June 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
Net sales	$36.6	$35.9	(2)%	$77.8	$73.9	(5)%
Cost of sales	26.3	24.8	(6)	54.8	53.1	(3)
Gross margin	10.3	11.1	9	23.0	20.8	(9)
Operating costs and expenses	5.9	6.0	3	11.6	12.0	4
Income from operations	$4.4	$5.1	16	$11.4	$8.8	(23)

Percentage of net sales:
Cost of sales	72%	69%		70%	72%
Gross margin	28	31		30	28
Operating costs and expenses	16	17		15	16
Income from operations	12	14		15	12

Net sales – Net sales decreased $.7 million and $3.9 million in the second quarter and for the first six months of 2024, respectively, compared to the same periods in 2023 due to lower Marine Components sales primarily to the towboat market, partially offset by higher Security Products sales to the government security market. See discussion of reporting units below.

Cost of sales and gross margin – Cost of sales as a percentage of sales improved 3% in the second quarter of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the second quarter of 2024 compared to the same period in 2023 primarily due to higher Security Products gross margin percentage and, to a lesser extent, higher gross margin percentage at Marine Components. Cost of sales as a percentage of sales increased 2% for the first six months of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales declined over the same period. The decline in gross margin percentage for the six-month comparative period is primarily due to lower gross margin percentage at Marine Components, particularly in the first quarter of 2024, partially offset by higher gross margin percentage at Security Products in the second quarter of 2024. See discussion of reporting units below.

Operating costs and expenses – Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the second quarter and for the first six months of 2024 increased $.1 million and $.4 million, respectively, compared to the same periods in 2023 primarily due to higher employee salaries and benefits at Security Products. Operating costs and expenses as a percentage of net sales increased for the second quarter and for the first six months of 2024 due to the increased operating costs and expenses mentioned above and decreased coverage of operating costs and expenses as a result of lower sales.

Income from operations – As a percentage of net sales, income from operations for the second quarter and the first six months of 2024 compared to the same periods of 2023 was primarily impacted by the factors affecting sales, cost of sales, gross margin and operating costs and expenses.  See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended June 30,		%	Six months ended June 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
Security Products:
Net sales	$25.6	$28.2	10%	$53.0	$58.1	10%
Cost of sales	18.2	19.3	6	37.1	40.4	9
Gross margin	7.4	8.9	21	15.9	17.7	12
Operating costs and expenses	3.3	3.5	7	6.4	6.8	7
Operating income	$4.1	$5.4	32	$9.5	$10.9	14

Gross margin	29%	32%		30%	31%
Operating income margin	16	19		18	19

Security Products – Security Products net sales increased 10% in each of the second quarter and first six months of 2024 compared to the same periods in 2023. Relative to prior year, the increase in second quarter sales was primarily due to $2.8 million higher sales to the government security market partially offset by $.4 million lower sales to distributors. Relative to prior year, the increase in sales for the first six months was primarily due to $4.6 million higher sales to the government security market partially offset by $.5 million lower sales to distributors.

Gross margin and operating income as a percentage of net sales for the second quarter and the first six months of 2024 increased as compared to the same periods in 2023 primarily due to effects of higher sales and increased coverage of fixed costs and operating costs and expenses as a result of higher sales, partially offset by a less favorable customer and product mix and increased operating costs and expenses related to higher employee salaries and benefits.

	Three months ended June 30,		%	Six months ended June 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
Marine Components:
Net sales	$11.0	$7.7	(30)%	$24.8	$15.8	(36)%
Cost of sales	8.1	5.5	(32)	17.7	12.7	(28)
Gross margin	2.9	2.2	(22)	7.1	3.1	(56)
Operating costs and expenses	.9	.8	(9)	1.8	1.7	(8)
Operating income	$2.0	$1.4	(29)	$5.3	$1.4	(73)

Gross margin	26%	29%		29%	20%
Operating income margin	18	18		21	9

Marine Components – Marine Components net sales decreased 30% in the second quarter of 2024 compared to the same period in 2023. Relative to prior year, the decrease in second quarter sales was primarily due to $3.1 million lower sales to the towboat market. Marine Components net sales decreased 36% in the first six months of 2024 compared to the same period in 2023. Relative to prior year, the decrease in sales for the first six months was primarily due to $7.4 million lower sales to the towboat market, $.6 million lower sales to each the engine builder and industrial markets and $.5 million lower sales to distributors.

Gross margin as a percentage of net sales improved in the second quarter of 2024 compared to the same period in 2023 primarily due to a favorable customer and product mix, partially offset by decreased coverage of fixed costs as a result of lower sales. Operating income as a percentage of net sales increased slightly in the second quarter of 2024 compared to the same period in 2023 due to the factors impacting gross margin as well as slightly reduced operating costs and expenses, including lower employee salaries and benefits of approximately $.1 million, partially offset by decreased coverage of operating costs and expenses on lower sales. For the first six months of 2024, gross margin as a percentage of net sales declined compared to the same period in 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix in the second quarter of 2024. Operating income as a percentage of net sales decreased in the first six months of 2024 compared to the same period in 2023 due to the factors impacting gross margin as well as decreased coverage of operating costs and expenses on lower sales, partially offset by reduced operating costs and expenses, including lower employee salaries and benefits of $.1 million.

Outlook – In the first six months of 2024, CompX’s Security Products reporting unit benefitted from a general increase in sales across many markets and particularly increased sales of mechanical locks to the government security market; however, some of the overall demand improvement was offset by lower demand from distributors as noted above. At CompX’s Marine Components reporting unit, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began late in the first quarter of 2023 has continued. CompX is focused on aligning its resources with current demand levels, and particularly at Marine Components, CompX is adjusting inventory levels, operating expenses and labor resources to align with current demand while also preserving its ability to respond quickly when demand increases. Generally, raw material prices have stabilized, CompX’s supply chains are stable and transportation and logistical delays are minimal. CompX has adjusted its order patterns in response to the stability of its raw material supplies.

CompX expects Security Products net sales in 2024 to be lower than 2023 as the increase in demand experienced in the first half of 2024 is expected to be more than offset by lower comparative government security sales in the second half of the year as sales from the 2023 pilot project will not repeat. Additionally, CompX is unsure if current demand levels across the variety of the markets Security Products serves are sustainable as its customers continue to express uncertainty regarding consumer demand levels. Overall, CompX expects Security Products gross margin will be comparable to 2023, although it expects operating income as a percentage of sales to decline due to its limited pricing power along with reduced coverage of selling, general and administrative costs as a result of lower expected sales. CompX expects Marine Components net sales for the full year of 2024 will be lower as compared to 2023 because it believes demand in the towboat market will further decline. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of CompX’s customers, have publicly announced further reductions to their 2024 production schedules. Overall, CompX expects Marine Components gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales to be similarly lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. CompX ended 2023 with elevated inventory balances at its Marine Components reporting unit as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of its raw materials with near term demand. CompX made significant progress in aligning

Marine Components inventory balances with current demand in the first half of 2024 and expects this alignment to continue over the remainder of 2024.

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

General corporate and other items

Corporate expense – Corporate expenses were $4.3 million in the second quarter of 2024, $1.3 million higher than in the second quarter of 2023, primarily due to higher environmental remediation and related costs. Included in corporate expense in the second quarter of 2023 and 2024 are:

●	environmental remediation and related costs of $1.1 million in 2024 compared to $.1 million in 2023, and
●	litigation fees and related costs of $1.3 million in 2024 compared to $1.1 million in 2023.

Corporate expenses were $6.7 million in the first six months of 2024, $.9 million higher than in the first six months of 2023, primarily due to higher environmental remediation and related costs, somewhat offset by lower litigation and related costs. Included in corporate expense in the first six months of 2023 and 2024 are:

●	environmental remediation and related costs of $1.3 million in 2024 compared to $.1 million in 2023, and
●	litigation fees and related costs of $2.0 million in 2024 compared to $2.5 million in 2023.

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

Interest and dividend income – Interest and dividend income increased in the second quarter and for the first six months of 2024 compared to the same periods of 2023 primarily due to higher average interest rates and higher average investment balances, somewhat offset by lower average balances on CompX’s revolving promissory note receivable from Valhi. See Note 4 to our Condensed Consolidated Financial Statements.

Marketable equity securities – We recognized an unrealized gain of $.8 million on the change in value of our marketable equity securities in the second quarter of 2024 compared to an unrealized loss of $5.4 million in the second quarter of 2023. We recognized an unrealized gain of $3.2 million on the change in value of our marketable equity securities in the first six months of 2024 compared to an unrealized loss of $10.9 million in the first six months of 2023. See Note 4 to our Condensed Consolidated Financial Statements.

Income tax expense – We recognized income tax expense of $1.3 million in the second quarter of 2024 compared to an income tax benefit of $7.3 million in the second quarter of 2023 and income tax expense of $2.3 million in the first half of 2024 compared to an income tax benefit of $5.9 million in the first half of 2023. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $13.4 million in each of the first six month periods of 2023 and 2024.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was an effective tax rate of 2.6% in the first six months of 2024 compared to an effective rate of 60.7% in the first six months of 2023. The decrease in our effective rate from 2023 to 2024 is primarily attributable to Kronos’ anticipated higher full year earnings offset by the effect of lower anticipated full year dividends in 2024 as compared to 2023. See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2024 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX increased during the second quarter of 2024, but decreased for the first six months of 2024 compared to the same prior year periods. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
Net sales	$443.2	$500.5	13%	$869.5	$979.3	13%
Cost of sales	399.1	400.3	—	794.6	807.6	2
Gross margin	$44.1	$100.2		$74.9	$171.7

Income (loss) from operations	$(6.7)	$35.9	636%	$(25.0)	$55.4	322%
Interest and dividend income	1.5	2.1		3.5	3.4
Marketable equity securities unrealized gain (loss)	(.6)	.1		(1.3)	.4
Other components of net periodic pension and OPEB cost	(2.2)	(.3)		(3.1)	(.6)
Interest expense	(4.3)	(9.8)		(8.5)	(19.0)
Income (loss) before income taxes	(12.3)	28.0		(34.4)	39.6
Income tax expense (benefit)	(4.1)	8.5		(11.0)	12.0
Net income (loss)	$(8.2)	$19.5		$(23.4)	$27.6

Percentage of net sales:
Cost of sales	90%	80%		91%	82%
Income (loss) from operations	(1)	7		(3)	6

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(2.6)	$6.0		$(7.2)	$8.5

TiO2 operating statistics:
Sales volumes*	104	134	29%	206	264	28%
Production volumes*	89	137	54	194	258	33

Change in TiO2 net sales:
TiO2 sales volumes			29%			28%
TiO2 product pricing			(8)			(9)
TiO2 product mix/other			(8)			(7)
Changes in currency exchange rates			—			1
Total			13%			13%

* Thousands of metric tons

Effective July 16, 2024, Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, LPC was operated as a joint venture between Kronos and Venator, and through a wholly-owned subsidiary, Kronos held a 50% joint venture interest in LPC. Following the acquisition, LPC is Kronos’ indirect, wholly-owned subsidiary. Kronos acquired the 50% joint venture interest that it did not already own for an upfront cash payment of $185 million (subject to working capital adjustments) and a potential earn-out payment of up to $15 million based on its aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026. The acquisition was financed through borrowings of $132 million under Kronos’ Global Revolver and the remainder paid with cash on hand. See Note 5 to our Condensed Consolidated Financial Statements.

Kronos constructed LPC in 1992 using its technology and LPC is the newest TiO2 plant operating in the Western world. Regaining full control of LPC represents a substantial investment in the growth of Kronos’ TiO2 business and strengthens its competitive footprint by increasing its capacity in the strategically important North American marketplace and enabling Kronos to expand its product offerings to better serve its customers.  In addition, Kronos expects this acquisition will result in significant synergies including logistical cost optimization between Kronos’ North American facilities and other commercial and overhead efficiencies. The LPC acquisition provides Kronos the opportunity to implement process innovations using proven technology utilized at its other manufacturing facilities to increase LPC’s current estimated annual production capacity of 156,000 metric tons and improve efficiency and product quality.

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of its third-party feedstock. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos and the TiO2 industry experienced an extended period of significantly reduced demand across all major markets which was reflected in its sales volumes throughout 2023. Although overall demand remains below average historical levels, demand has improved in the first six months of 2024 in all major markets. Kronos started 2024 with average TiO2 selling prices 13% lower than at the beginning of 2023 and its average TiO2 selling prices have remained stable during the first six months of 2024. Kronos’ average TiO2 selling prices in the first six months of 2024 were 9% lower than average prices during the first six months of 2023.

Kronos operated its production facilities at 70% of practical capacity utilization in the first six months of 2023 in response to decreased demand and higher production costs. As a result of increased demand experienced in the fourth quarter of 2023 and first half of 2024, along with more favorable production costs, Kronos began increasing its production rates during the first quarter of 2024 and it operated at near practical capacity in the second quarter of 2024 resulting in 93% of practical capacity utilization in the first six months of 2024.

The following table shows Kronos’ capacity utilization rates during 2023 and 2024.

	Production Capacity Utilization Rates
	2023	2024
First Quarter	76%	87%
Second Quarter	64%	99%

Excluding the effect of changes in currency exchange rates, Kronos’ cost of sales per metric ton of TiO2 sold in the first six months of 2024 was significantly lower as compared to the comparable period in 2023 primarily due to significant decreases in per metric ton production costs (primarily feedstock, energy and unabsorbed fixed costs resulting from reduced operating rates in 2023).

In response to the extended period of reduced demand in 2023, discussed above, Kronos took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted its European operations. A substantial portion of Kronos’ workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Kronos recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of the year. The majority of related cash payments will be paid in 2024.

In April 2024, Kronos announced plans to close its sulfate process line at its plant in Varennes, Canada by the end of the third quarter of 2024. As a result of the sulfate process line closure, Kronos recognized a charge of approximately $2 million to cost of sales in the second quarter of 2024 related to workforce reductions for employees impacted. In addition, approximately $10 million in non-

cash charges primarily related to accelerated depreciation are reflected in cost of sales in the second quarter of 2024 with approximately $5 million in additional non-cash charges related to accelerated depreciation expected to be recognized in the third quarter of 2024.

Net sales – Kronos’ sales in the second quarter of 2024 increased 13%, or $57.3 million, compared to the second quarter of 2023 primarily due to the net effects of a 29% increase in sales volumes (which increased net sales by approximately $129 million) and an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $35 million). In addition to the impact of sales volumes and average TiO2 selling prices, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $2 million in the second quarter of 2024 as compared to the second quarter of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 29% in the second quarter of 2024 as compared to the second quarter of 2023 due to higher overall demand across all major markets.

Kronos’ net sales in the first six months of 2024 increased 13%, or $109.8 million, compared to the first six months of 2023 primarily due to a 28% increase in sales volumes due to improved overall demand across all major markets (which increased net sales by approximately $243 million) partially offset by a 9% decrease in average TiO2 selling prices (which decreased net sales by approximately $78 million). Changes in product mix negatively contributed to net sales, primarily due to changes in product sales mix in export markets in the first six months of 2024 as compared to the same period in 2023. Additionally, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $6 million in the first six months of 2024 as compared to the first six months of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Cost of sales and gross margin – Kronos’ cost of sales increased by $1.2 million in the second quarter of 2024 compared to the second quarter of 2023 due to the net effects of a 29% increase in sales volumes, higher plant utilization rates (99% in the second quarter of 2024 compared to 64% in the second quarter of 2023), and lower production costs of approximately $20 million (primarily energy and raw materials). Kronos’ cost of sales in the second quarter of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of Kronos’ sulfate process line in Canada. Kronos’ cost of sales in the second quarter of 2023 includes $32 million of unabsorbed fixed production and other manufacturing costs associated with production curtailments at its facilities during the second quarter of 2023 as it adjusted its TiO2 production volumes to align inventory levels with lower demand.

Kronos’ cost of sales as a percentage of net sales improved to 80% in the second quarter of 2024 compared to 90% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Gross margin as a percentage of net sales increased to 20% in the second quarter of 2024 compared to 10% in the second quarter of 2023. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales increased primarily due to higher sales and production volumes and lower production costs, which were partially offset by lower average TiO2 selling prices.

Kronos’ cost of sales increased $13.0 million, or 2%, in the first six months of 2024 compared to the first six months of 2023 due to the net effects of a 28% increase in sales volumes, a 33% increase in production volumes in response to improved customer demand and lower production costs of approximately $84 million (primarily raw materials and energy). Kronos’ unabsorbed fixed production costs in the first six months of 2024 were $12 million (incurred in the first quarter) compared to $54 million in the first six months of 2023 related to curtailments in 2023 and continuing into the first quarter of 2024, as discussed above. Kronos’ cost of sales in the first six months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of its sulfate process line in Canada.

Kronos’ cost of sales as a percentage of net sales decreased to 82% in the first six months of 2024 compared to 91% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Kronos’ gross margin as a percentage of net sales increased to 18% in the first six months of 2024 compared to 9% in the first six months of 2023. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales increased primarily due to higher sales and production volumes as well as lower production costs, which were partially offset by lower average TiO2 selling prices.

Selling, general and administrative expense – Kronos’ selling, administrative expense increased $7.8 million, or 16%, in the second quarter of 2024 compared to the second quarter of 2023 primarily due to higher distribution costs related to higher sales volumes during the quarter. As a result of higher distribution costs, selling, general and administrative expense as a percentage of net sales increased to 12% in the second quarter of 2024 compared to 11% of net sales in the second quarter of 2023.

Kronos’ selling, general and administrative expense increased $8.8 million, or 9%, in the first six months of 2024 compared to the same period in 2023 primarily due to higher distribution costs related to higher sales volumes. Selling, general and administrative expense as a percentage of net sales decreased slightly in the first six months of 2024 compared to the first six months of 2023 due to the significant  increase in sales volumes for the comparable periods offset somewhat by lower selling prices.

Income (loss) from operations – Kronos’ income from operations increased by $42.6 million to $35.9 million in the second quarter of 2024 compared to a loss from operations of $6.7 million in the second quarter of 2023 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $.5 million in the second quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. Kronos estimates that changes in currency exchange rates decreased its income from operations by approximately $3 million in the second quarter of 2024 as compared to the same period in 2023, as discussed in the Effects of currency exchange rates section below.

Kronos’ income from operations increased by $80.4 million to $55.4 million in the first six months of 2024 compared to a loss from operations of $25.0 million in the first six months of 2023 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $2.2 million in the first six months of 2023 related to cash received from the settlement of a business interruption insurance claim. Kronos estimates that changes in currency exchange rates decreased its income from operations by approximately $3 million in the first six months of 2024 as compared to the same period in 2023, as further discussed below.

Other non-operating income (expense) – Kronos’ interest expense in the second quarter of 2024 increased $5.5 million compared to interest expense in the second quarter of 2023 as a result of the February 2024 exchange of €325 million of its 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million of 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, and as a result of the $53.7 million subordinated, unsecured term loan from Contran due September 2029 at an interest rate of 11.5%, which Kronos entered into in February 2024 in connection with the exchange. Kronos recognized an unrealized gain of $.1 million in the second quarter of 2024 compared to a loss of $.6 million in the second quarter of 2023 related to the change in market price of its marketable equity securities. Other components of net periodic pension and OPEB cost in the second quarter of 2024 decreased $1.9 million compared to the second quarter of 2023 primarily due to $1.3 million in non-recurring settlement costs related to the termination and buy-out of Kronos’ U.K. pension plan in the second quarter of 2023.

Kronos’ interest expense in the first six months of 2024 increased $10.5 million compared to the first six months of 2023 as a result of the debt exchange noted above. As a result of the exchange, interest expense for the first six months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. Kronos recognized a gain of $.4 million on the change in value of its marketable equity securities in the first six months of 2024 and a loss of $1.3 million in the first six months of 2023. Other components of net periodic pension and OPEB cost in the first six months of 2024 decreased $2.5 million compared to the first six months of 2023 primarily due to a higher expected return on plan assets and a non-recurring $1.3 million in settlement costs related to the termination and buy-out of Kronos’ U.K. pension plan in the second quarter of 2023.

Income tax expense (benefit) – Kronos recognized income tax expense of $8.5 million in the second quarter of 2024 compared to an income tax benefit of $4.1 million in the second quarter of 2023. The difference is primarily due to higher earnings in the second quarter of 2024 and the jurisdictional mix of such earnings. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations. However, in the second quarter of 2024, Kronos’ consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserve for uncertain tax positions, is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.

Kronos recognized income tax expense of $12.0 million in the first six months of 2024 compared to an income tax benefit of $11.0 million in the first six months of 2023. The difference is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations. However, in the first six months of 2024, Kronos’ consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserve for uncertain tax positions, is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.

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

Impact of changes in currency exchange rates
Three months ended June 30, 2024 vs June 30, 2023
				Translation
				gains -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$2	$2
Income (loss) from operations	3	(4)	(7)	4	(3)

The $2 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Norwegian krone and Canadian dollar in 2024 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Norwegian and Canadian operations is denominated in the U.S. dollar.

The $3 million decrease in income from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations, and
●	Approximately $4 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Norwegian krone and the Canadian dollar, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2024 as compared to 2023.

Impact of changes in currency exchange rates
Six months ended June 30, 2024 vs June 30, 2023
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$6	$6
Income (loss) from operations	8	2	(6)	3	(3)

The $6 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The weakening of the U.S. dollar relative to the Canadian dollar and strengthening of U.S. dollar relative to the Norwegian krone in 2024 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $3 million decrease in income from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations, and
●	Approximately $3 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the Canadian dollar and euro was nominal in 2024 as compared to 2023.

Outlook

During the second quarter of 2024, Kronos’ customer demand continued to improve across all major markets, although overall demand levels remain below historical averages. Based on the recently improved demand and Kronos’ expectation that demand will continue to improve in 2024, along with the severe demand contraction it experienced during most of 2023, Kronos expects sales volumes in 2024 to exceed 2023 sales volumes. Kronos has increased production rates in line with the current and expected near-term improved demand and believes its production rates for the remainder of 2024 will continue to be higher than comparable periods in 2023. Kronos has implemented TiO2 selling price increases, which need to continue to be realized to achieve margins more in-line with historical levels.

Throughout 2023, Kronos implemented cost reduction initiatives designed to improve its long-term cost structure, including targeted workforce reductions. In April 2024, Kronos announced plans to optimize production of its purified grades, which will result in the closure of the sulfate process line at its facility in Canada, which will further improve gross margins after the charges (primarily non-cash) related to the closure are recognized including $12 million ($10 million non-cash) noted above in the second quarter and an additional $5 million non-cash charge expected to be recognized in the third quarter. Raw material, energy and other input costs have generally improved compared to 2023. While the full positive impact of input cost improvements and cost reduction efforts are not yet fully reflected in Kronos’ gross margin, it began experiencing improved gross margins during the second quarter that it expects to build on over the remainder of the year as it replaces higher cost inventory with lower cost inventory produced in 2024. Overall, if Kronos experiences improved demand, higher selling prices and lower production costs, including lower unabsorbed fixed costs, it expects to report higher operating results for the full year of 2024 as compared to 2023.

As noted above, Kronos acquired full control of LPC in July 2024. Kronos believes this acquisition is a unique opportunity to immediately add value to its customers and better serve the North American marketplace by allowing Kronos to expand its product offerings and increase sales to new and existing customers while recognizing significant synergies including commercial, overhead and supply chain optimization. Kronos expects the acquisition of the additional production capacity to have a positive impact on its 2024 earnings, although the positive impact will be somewhat offset by the additional debt service costs associated with the increase in borrowings to complete the transaction. With the increased borrowing availability under its revolving credit facility, as well as cash on hand, Kronos believes it is well positioned to finance the required working capital build needed to fully integrate the acquired LPC production capacity, which Kronos expects to be complete by the end of the year.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. Kronos has experienced global market disruptions, including high energy costs, and future impacts on its operations will depend on, among other things, future energy costs and the impact economic conditions and geopolitical events have on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $22.3 million in the first six months of 2024 compared to $20.9 million in the first six months of 2023. The increase in cash provided by operating activities in the first six months of 2024 includes:

●	higher net cash provided for relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2024 of $5.1 million;
●	lower income from operations from CompX in 2024 of $2.6 million;
●	higher interest income received in 2024 of $2.2 million due to higher interest rates and increased investment balances, partially offset by lower average balances on loan to affiliate; and
●	lower cash received for taxes in 2024 of $.6 million due to the relative timing of payments.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended
	June 30,
	2023	2024
	(In millions)
Net cash provided by operating activities:
CompX	$9.8	$11.5
NL Parent and wholly-owned subsidiaries	16.5	17.2
Eliminations	(5.4)	(6.4)
Total	$20.9	$22.3

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding increased from December 31, 2023 to June 30, 2024 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. Total average number of days in inventory increased from December 31, 2023 to June 30, 2024 primarily because days in inventory at December 31, 2023 is lower than usual due to the fulfillment and shipping of a significant order during the fourth quarter of 2023. Total average number of days in inventory decreased from June 30, 2023 to June 30, 2024 due to planned inventory reductions. For comparative purposes, we have provided December 31, 2022 and June 30, 2023 numbers below.

	December 31,	June 30,	December 31,	June 30,
	2022	2023	2023	2024
Days sales outstanding	41 days	37 days	36 days	39 days
Days in inventory	99 days	117 days	95 days	101 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $.7 million in the first six months of 2024 compared to $.5 million in the first six months of 2023. During the first six months of 2024, Valhi repaid a net $1.4 million under the promissory note receivable ($12.0 million of gross borrowings and $13.4 million of gross repayments). During the first six months of 2023, Valhi repaid a net $1.0 million under the promissory note receivable ($13.7 million of gross borrowings and $14.7 million of gross repayments).

During the first six months of 2024, we received gross proceeds from U.S. treasury bill maturities totaling $42.0 million. During the first six months of 2023, we had gross purchases of U.S. treasury marketable securities aggregating $50.0 million and received gross proceeds totaling $26.0 million related to U.S. treasury bill maturities.

Financing activities

Our board of directors declared a quarterly dividend of $.08 per share in each of the first, second and third quarters of 2024, and our board of directors declared a quarterly dividend of $.07 per share in each of the first, second and third quarters of 2023. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. In this regard, in August 2024, our board of directors declared a special dividend of $.43 per share on our common stock, par value $.125 per share.  The special dividend is payable on August 29, 2024 to stockholders of record at the close of business on August 19, 2024. Additionally, in August 2024, CompX’s board of directors declared a special dividend of $2.00 per share on CompX’s Class A common stock, par value $.01 per share.  CompX’s special dividend is payable on August 28, 2024 to CompX’s stockholders of record at the close of business on August 19, 2024.

Cash flows from financing activities in the first six months of each of 2023 and 2024 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At June 30, 2024, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at June 30, 2024. See Note 7 to our Condensed Consolidated Financial Statements.

Kronos had no outstanding borrowings at June 30, 2024 on its $225 million global revolving credit facility (the “Global Revolver”). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at June 30, 2024, the full $225 million was available for borrowings. Effective July 17, 2024, Kronos completed an amendment to its Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increases the maximum borrowing amount from $225 million to $300 million, extends the maturity date to July 2029 and expands the facility to include LPC and LPC’s receivables and certain of its inventories in the borrowing base.  The LPC acquisition was financed through borrowings of $132 million under Kronos’ Global Revolver with the remainder paid with cash on hand.  In February 2024, Kronos exchanged €325 million principal amount of its outstanding 3.75% Senior Secured Notes due in September 2025 (the “Old Notes”) for newly issued €276.174 million aggregate outstanding 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes, the “Senior Secured Notes”) plus additional cash consideration of €48.75 million ($52.6 million). In connection with the exchange, Kronos entered into a $53.7 million unsecured term loan from Contran Corporation due in September 2029 (the “Contran Term Loan”). On July 30, 2024, Kronos’ wholly-owned subsidiary, KII, issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes”). The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million, after fees and estimated expenses. The Additional New Notes will be fungible with the New Notes, will be treated as a single series with the New Notes, and will have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings under Kronos’ Global Revolver. Subsequent to the issuance of the Additional Notes, in August 2024, the Contran Term Loan was amended to change the interest rate from 11.5% to 9.54%. The amended rate reflects the effective interest rate of the Additional New Notes plus an additional interest rate spread of 2% which is based upon comparable debt transactions at the time of issuance of the Additional New Notes.

The Contran Term loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, Contran Term Loan and Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos is in compliance with all of its debt covenants at June 30, 2024. Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facility through its maturity.

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

At June 30, 2024, we had aggregate restricted and unrestricted cash, cash equivalents and current marketable securities of $209.5 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$82.1
NL Parent and wholly-owned subsidiaries	127.4
Total	$209.5

In addition, at June 30, 2024 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $21.4 million. See Note 4 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at June 30, 2024 with an aggregate market value of $442.0 million. See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2025) and long-term obligations (defined as the five-year period ending June 30, 2029) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At June 30, 2024, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 7 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at June 30, 2024 totaled $.6 million. CompX expects to spend $2.2 million during 2024 on capital investments, primarily those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At June 30, 2024, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2024, based on the number of shares of common stock of these affiliates we own as of June 30, 2024 and their current regular quarterly dividend rate, is presented in the table below. In July of 2024, Kronos announced a decrease in its regular quarterly dividend from $.19 per share to $.05 per share beginning in the third quarter of 2024. The amount shown in the table below for Kronos reflects aggregate dividends we expect to receive from Kronos during 2024 (including actual receipts in the first and second quarters). Additionally, as mentioned above, CompX’s board of directors declared a special dividend on its Class A common stock of $2.00 per share payable on August 28, 2024. We will receive $21.5 million from this dividend which is not included in the table below because it is not expected to be recurring.

	Shares held	Quarterly	Annual expected
	June 30, 2024	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.05	$16.9
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$30.2

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

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2024.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matters discussed below, refer to Note 13 to our Condensed Consolidated Financial Statements and our 2023 Annual Report for descriptions of certain legal proceedings.

In May 2024, we were served in Philip Palmeri v. NL Industries, Inc. (Supreme Court of Niagara County, New York, Case No. E183238). In this lawsuit, the  plaintiff asserts that radioactive material allegedly originating at a former NL facility in Niagara Falls, New York, caused the wrongful death of plaintiff’s spouse and diminished the value of plaintiff’s residential property located in

Lewiston, New York. The complaint alleges that NL is liable under theories of strict liability, negligence, private nuisance, and trespass.  NL has denied liability and will defend vigorously against all claims.

Sunset Commercial, LLC v. Stauffer Management Co.  In May 2024,  the complaint against NL was dismissed.

In June 2024, CompX was served in City of Columbia d/b/a Columbia Water v. 3M Company, Inc., et al. (Court of Common Pleas, Richland County, South Carolina, No. 2024-CP-40-03392). This is a lawsuit brought by a municipal water agency against the manufacturers of perfluoroalkyl and polyfluoroalkyl substances (known as “PFAS”), as well as dozens of companies that allegedly used PFAS-containing products in their manufacturing processes. The water agency asserts that it must incur costs to remove PFAS from its water supply. The complaint alleges that CompX used products containing PFAS in its manufacturing facility in Mauldin, South Carolina, and that at least some PFAS attributable to CompX operations has traveled more than 90 miles to plaintiff’s water treatment facility in Columbia, South Carolina. Plaintiff does not allege that CompX has failed to comply with, or has violated, any regulation, permit or statute.  Plaintiff instead asserts claims under common law theories of negligence, nuisance and trespass. CompX intends to deny liability and will defend vigorously against all claims.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report.

Item 5. Other Information

On August 7, 2024, Kronos Worldwide, Inc. and its indirect majority stockholder Contran Corporation amended the Unsecured Subordinated Term Promissory Note dated February 12, 2024 pursuant to which Kronos borrowed $53,705,000 from Contran Corporation (the “Contran-Funded Note”).  The amendment changes the interest rate of the Contran-Funded Note from 11.50% per annum to 9.54% per annum; all other terms remain the same. The Contran-Funded Note has the terms and conditions as disclosed in Item 1.01 of Kronos’ Current Report on Form 8-K filed on February 12, 2024. The foregoing summary of the amendment does not purport to be complete and is qualified in its entirety by reference to the applicable full text of the First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024, listed as Exhibit 10.5 to this Form 10-Q, the terms of which are incorporated herein by reference.

Item 6.Exhibits

10.1

Purchase and Sale Agreement dated July 16, 2024 by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd. and Venator Materials PLC – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 17, 2024

10.2

Second Amendment to Credit Agreement dated July 17, 2024 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association as administrative agent and the lenders a party thereto – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 17, 2024

10.3

First Supplemental Indenture dated as of July 30, 2024, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 30, 2024.

10.4

Additional Notes Priority Joinder Agreement dated July 30, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent. – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 30, 2024.

10.5*	First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024, executed by Kronos Worldwide, Inc. and Contran Corporation as of August 7, 2024.

31.1*	Certification

31.2*	Certification

32.1*	Certification

101.INS*	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: August 7, 2024	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: Augut 7, 2024	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)