Form 10-Q
period 2024-09-30
NL INDUSTRIES INC
filed 2024-11-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on November 1, 2024  48,847,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2023	2024
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,522	$145,960
Restricted cash and cash equivalents	2,917	29,734
Marketable securities	53,149	—
Accounts and other receivables, net	17,101	14,582
Receivables from affiliates	628	—
Inventories, net	30,712	28,008
Prepaid expenses and other	2,235	7,293

Total current assets	218,264	225,577

Other assets:
Restricted cash and cash equivalents	26,943	530
Note receivable from affiliate	10,600	7,900
Marketable securities	18,194	39,969
Investment in Kronos Worldwide, Inc.	247,582	259,556
Goodwill	27,156	27,156
Other assets, net	2,060	701

Total other assets	332,535	335,812

Property and equipment:
Land	5,390	5,390
Buildings	23,239	23,262
Equipment	74,315	75,334
Construction in progress	676	527
	103,620	104,513
Less accumulated depreciation	77,757	80,252

Net property and equipment	25,863	24,261

Total assets	$576,662	$585,650

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
	2023	2024
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,148	$3,291
Accrued litigation settlement	11,830	16,353
Accrued and other current liabilities	13,182	10,642
Accrued environmental remediation and related costs	1,655	2,462
Payables to affiliates	634	818

Total current liabilities	30,449	33,566

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	89,451	89,163
Long-term litigation settlement	16,122	—
Deferred income taxes	41,733	51,784
Accrued pension costs	1,571	624
Other	5,074	5,083

Total noncurrent liabilities	154,451	147,154

Equity:
NL stockholders' equity:
Preferred stock	—	—
Common stock	6,103	6,105
Additional paid-in capital	298,868	299,099
Retained earnings	284,462	302,420
Accumulated other comprehensive loss	(219,621)	(221,587)

Total NL stockholders' equity	369,812	386,037

Noncontrolling interest in subsidiary	21,950	18,893

Total equity	391,762	404,930

Total liabilities and equity	$576,662	$585,650

Commitments and contingencies (Notes 11 and 13)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(unaudited)
Net sales	$40,355	$33,667	$118,122	$107,525
Cost of sales	27,736	24,199	82,526	77,225

Gross margin	12,619	9,468	35,596	30,300

Selling, general and administrative expense	6,074	6,119	17,644	18,155
Other operating income (expense):
Insurance recoveries	304	1,100	456	1,317
Corporate expense	(3,168)	(2,413)	(9,109)	(9,279)

Income from operations	3,681	2,036	9,299	4,183

Equity in earnings (losses) of Kronos Worldwide, Inc.	(6,229)	21,982	(13,382)	30,431

Other income (expense):
Interest and dividend income	2,344	2,716	6,454	7,945
Marketable equity securities	491	18,613	(10,468)	21,775
Loss on pension plan termination	—	—	(4,911)	—
Other components of net periodic pension and OPEB cost	(382)	(318)	(1,098)	(954)
Interest expense	(202)	(147)	(600)	(440)

Income (loss) before income taxes	(297)	44,882	(14,706)	62,940

Income tax expense (benefit)	(965)	8,508	(6,844)	10,798

Net income (loss)	668	36,374	(7,862)	52,142
Noncontrolling interest in net income of subsidiary	737	364	2,031	1,458

Net income (loss) attributable to NL stockholders	$(69)	$36,010	$(9,893)	$50,684

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$—	$.74	$(.20)	$1.04

Weighted average shares used in the calculation of net income (loss) per share	48,833	48,848	48,824	48,841

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(unaudited)
Net income (loss)	$668	$36,374	$(7,862)	$52,142

Other comprehensive income (loss), net of tax:
Currency translation	(345)	1,521	(3,230)	(2,979)
Defined benefit pension plans	392	378	5,461	1,135
Marketable debt securities	85	(7)	(84)	15
Other postretirement benefit plans	(57)	(45)	(175)	(137)

Total other comprehensive income (loss), net	75	1,847	1,972	(1,966)

Comprehensive income (loss)	743	38,221	(5,890)	50,176
Comprehensive income attributable to noncontrolling interest	741	364	2,039	1,458

Comprehensive income (loss) attributable to NL stockholders	$2	$37,857	$(7,929)	$48,718

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended September 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at June 30, 2023	$6,103	$298,868	$283,784	$(221,098)	$21,117	$388,774
Net income (loss)	—	—	(69)	—	737	668
Other comprehensive income, net of tax	—	—	—	71	4	75
Dividends paid - $.07 per share	—	—	(3,420)	—	—	(3,420)
Dividends paid to noncontrolling interest	—	—	—	—	(389)	(389)

Balance at September 30, 2023	$6,103	$298,868	$280,295	$(221,027)	$21,469	$385,708

Balance at June 30, 2024	$6,105	$299,099	$291,322	$(223,434)	$22,124	$395,216
Net income	—	—	36,010	—	364	36,374
Other comprehensive income, net of tax	—	—	—	1,847	—	1,847
Dividends paid - $.51 per share	—	—	(24,912)	—	—	(24,912)
Dividends paid to noncontrolling interest	—	—	—	—	(3,595)	(3,595)

Balance at September 30, 2024	$6,105	$299,099	$302,420	$(221,587)	$18,893	$404,930

	Nine months ended September 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2022	$6,101	$298,598	$300,442	$(222,991)	$20,597	$402,747
Net income (loss)	—	—	(9,893)	—	2,031	(7,862)
Other comprehensive income, net of tax	—	—	—	1,964	8	1,972
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.21 per share	—	—	(10,254)	—	—	(10,254)
Dividends paid to noncontrolling interest	—	—	—	—	(1,167)	(1,167)
Other, net	—	172	—	—	—	172

Balance at September 30, 2023	$6,103	$298,868	$280,295	$(221,027)	$21,469	$385,708

Balance at December 31, 2023	$6,103	$298,868	$284,462	$(219,621)	$21,950	$391,762
Net income	—	—	50,684	—	1,458	52,142
Other comprehensive loss, net of tax	—	—	—	(1,966)	—	(1,966)
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.67 per share	—	—	(32,726)	—	—	(32,726)
Dividends paid to noncontrolling interest	—	—	—	—	(4,531)	(4,531)
Other, net	—	133	—	—	16	149

Balance at September 30, 2024	$6,105	$299,099	$302,420	$(221,587)	$18,893	$404,930

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(7,862)	$52,142
Depreciation and amortization	2,996	2,763
Deferred income taxes	(7,100)	10,588
Equity in (earnings) losses of Kronos Worldwide, Inc.	13,382	(30,431)
Dividends received from Kronos Worldwide, Inc.	20,075	15,144
Marketable equity securities	10,468	(21,775)
Loss on pension plan termination	4,911	—
Benefit plan expense greater than cash funding	70	51
Noncash interest income	(2,833)	(817)
Noncash interest expense	563	400
Other, net	235	233
Change in assets and liabilities:
Accounts and other receivables, net	(1,908)	2,512
Inventories, net	(3,199)	2,494
Prepaid expenses and other	103	(36)
Accounts payable and accrued liabilities	(13,183)	(14,332)
Income taxes	(17)	(26)
Accounts with affiliates	403	812
Accrued environmental remediation and related costs	(1,163)	518
Other noncurrent assets and liabilities, net	(475)	(3,647)
Net cash provided by operating activities	15,466	16,593

Cash flows from investing activities:
Capital expenditures	(564)	(1,194)
Marketable securities:
Purchases	(61,366)	—
Proceeds from maturities	54,000	54,000
Note receivable from affiliate:
Collections	21,900	20,400
Loans	(20,700)	(17,700)
Net cash provided by (used in) investing activities	(6,730)	55,506

Cash flows from financing activities:
Dividends paid	(10,254)	(32,726)
Dividends paid to noncontrolling interests in subsidiary	(1,167)	(4,531)
Net cash used in financing activities	(11,421)	(37,257)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(2,685)	34,842
Balance at beginning of year	97,502	141,382

Balance at end of period	$94,817	$176,224

Supplemental disclosures - cash paid (received) for:
Interest	$37	$39
Income taxes, net	(473)	21

See accompanying Notes to Condensed Consolidated Financial Statements..

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At September 30, 2024, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2024 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (Kronos). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (SEC).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the SEC on March 6, 2024 (the “2023 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended September 30, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Cash dividends in 2024 include a $.43 per share special dividend.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31,	September 30,
	2023	2024

	(In thousands)
Trade receivables - CompX	$17,131	$14,528
Other receivables	40	124
Allowance for doubtful accounts	(70)	(70)
Total	$17,101	$14,582

Note 3 – Inventories, net:

	December 31,	September 30,
	2023	2024

	(In thousands)
Raw materials	$5,738	$5,700
Work in process	19,042	17,430
Finished products	5,932	4,878
Total	$30,712	$28,008

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

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	loss, net

		(In thousands)
December 31, 2023
Current assets - Fixed income securities	2	$53,149	$53,181	$(32)
Noncurrent assets - Valhi common stock	1	$18,194	$24,347	$(6,153)

September 30, 2024
Noncurrent assets - Valhi common stock	1	$39,969	$24,347	$15,622

At December 31, 2023 and September 30, 2024, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2023 and September 30, 2024, the quoted per share market price of Valhi common stock was $15.19 and $33.37, respectively. All of our fixed income securities matured during the first nine months of 2024.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 5 – Investment in Kronos Worldwide, Inc.:

At December 31, 2023 and September 30, 2024, we owned approximately 35.2 million shares of Kronos common stock. At September 30, 2024, the quoted market price of Kronos’ common stock was $12.45 per share, or an aggregate market value of $438.5 million. At December 31, 2023, the quoted market price was $9.94 per share, or an aggregate market value of $350.1 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2024 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$247.6
Equity in earnings of Kronos	30.4
Dividends received from Kronos	(15.1)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(3.7)
Defined benefit pension plans	.4
Balance at the end of the period	$259.6

Selected financial information of Kronos is summarized below:

	December 31,	September 30,
	2023	2024

	(In millions)
Current assets	$1,117.4	$1,067.8
Property and equipment, net	482.9	720.9
Investment in TiO2 joint venture	111.0	—
Other noncurrent assets	126.7	132.9
Total assets	$1,838.0	$1,921.6

Current liabilities	$370.8	$398.3
Long-term debt	440.9	470.4
Accrued pension costs	150.0	144.2
Other noncurrent liabilities	68.0	61.3
Stockholders’ equity	808.3	847.4
Total liabilities and stockholders’ equity	$1,838.0	$1,921.6

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Net sales	$396.9	$484.7	$1,266.4	$1,464.0
Cost of sales	362.5	383.5	1,157.1	1,191.1
Income (loss) from operations	(25.3)	38.9	(50.3)	94.3
Income tax expense (benefit)	(8.7)	22.7	(19.7)	34.7
Net income (loss)	(20.4)	71.8	(43.8)	99.4

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in  Louisiana Pigment Company (“LPC”) previously held by Venator Investments, Ltd (“Venator”). Prior to the acquisition, LPC was operated as a joint venture between Kronos and Venator, and through a wholly-owned subsidiary, Kronos held a 50% joint venture interest in LPC. Following the acquisition, and as a result of obtaining full control, LPC became a wholly-owned subsidiary of Kronos. Obtaining control of LPC and its estimated additional 78,000 metric tons annually of TiO2 production volume allows Kronos to better serve the North American TiO2 marketplace. Kronos acquired the 50% joint venture interest that it did not already own for consideration of $185 million less a working capital adjustment of $11.0 million. An additional earn-out payment of up to $15 million based on Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 may be required. The aggregate EBITDA tiers for the two-year earn-out period are $650 million and $730 million, with $5 million of the earnout payable if Kronos achieves $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate consolidated EBITDA is $730 million or greater for the period. If Kronos achieves aggregate consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is pro-rated between the two targets. The earn-out is payable at the earliest in April 2027. The estimated fair value of the earn-out at the Acquisition Date is $4.2 million and was determined using a weighted probability of potential outcomes based on estimated future EBITDA and volatility factors, among other variables and estimates. The acquisition was financed through borrowings of $132.1 million under Kronos’ revolving credit facility and the remainder paid with cash on hand. Kronos recognized a non-cash gain of $64.5 million ($50.9 million, net of income tax expense) in the third quarter of 2024 associated with the remeasurement of its investment in LPC as a result of the acquisition.

Note 6 – Accrued and other current liabilities:

	December 31,	September 30,
	2023	2024

	(In thousands)
Employee benefits	$11,290	$8,392
Other	1,892	2,250
Total	$13,182	$10,642

Note 7 – Long-term debt:

During the first nine months of 2024, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At September 30, 2024, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the nine months ended September 30, 2024 was 10.36%. The interest rate under this facility as of September 30, 2024 was 9.88%. We are in compliance with all covenants at September 30, 2024.

Note 8 – Other noncurrent liabilities:

	December 31,	September 30,
	2023	2024

	(In thousands)
Reserve for uncertain tax positions	$3,707	$3,730
OPEB	524	485
Insurance claims and expenses	579	571
Other	264	297
Total	$5,074	$5,083

Note 9 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In thousands)
Net sales:
Security Products	$31,376	$26,567	$84,390	$84,667
Marine Components	8,979	7,100	33,732	22,858
Total	$40,355	$33,667	$118,122	$107,525

Note 10 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In thousands)
Interest cost	$393	$365	$1,255	$1,095
Expected return on plan assets	(321)	(335)	(1,087)	(1,005)
Recognized actuarial losses	358	333	1,074	999
Total	$430	$363	$1,242	$1,089

In the second quarter of 2023, we completed a termination and buy-out of our U.K. pension plan resulting in a $4.9 million settlement loss. We currently expect our 2024 contributions to our defined benefit pension plans to be approximately $1.0 million.

Note 11 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In thousands)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(62)	$9,425	$(3,088)	$13,217
Rate differences on equity in earnings (losses) of Kronos, net of dividends	(1,037)	(954)	(3,878)	(2,512)
U.S. state income taxes and other, net	134	37	122	93
Income tax expense (benefit)	$(965)	$8,508	$(6,844)	$10,798

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(965)	$8,508	$(6,844)	$10,798
Additional paid-in capital	—	—	18	8
Other comprehensive income (loss):
Currency translation	(92)	404	(906)	(792)
Pension plans	104	99	503	301
Other	6	(14)	(78)	(33)
Total	$(947)	$8,997	$(7,307)	$10,282

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $20.1 million and $15.1 million in the first nine month periods of 2023 and 2024, respectively. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos, net of dividends, represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

Note 12 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 5), are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(181,076)	$(181,619)	$(178,191)	$(177,119)
Other comprehensive income (loss)	(345)	1,521	(3,230)	(2,979)
Balance at end of period	$(181,421)	$(180,098)	$(181,421)	$(180,098)

Defined benefit pension plans:
Balance at beginning of period	$(38,788)	$(40,616)	$(43,857)	$(41,373)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	392	378	1,319	1,135
Plan settlement	—	—	4,142	—
Balance at end of period	$(38,396)	$(40,238)	$(38,396)	$(40,238)

OPEB plans:
Balance at beginning of period	$(1,011)	$(1,206)	$(893)	$(1,114)
Other comprehensive loss -
Amortization of net gain included in net periodic OPEB cost	(57)	(45)	(175)	(137)
Balance at end of period	$(1,068)	$(1,251)	$(1,068)	$(1,251)

Marketable debt securities:
Balance at beginning of period	$(223)	$7	$(50)	$(15)
Other comprehensive income (loss) - unrealized gain (loss) arising during the period	81	(7)	(92)	15
Balance at end of period	$(142)	$—	$(142)	$—

Total accumulated other comprehensive loss:
Balance at beginning of period	$(221,098)	$(223,434)	$(222,991)	$(219,621)
Other comprehensive income (loss)	71	1,847	1,964	(1,966)
Balance at end of period	$(221,027)	$(221,587)	$(221,027)	$(221,587)

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we have one installment payment of $16.7 million remaining which is due in September 2025. Our remaining installment will be made with funds already on deposit at the court, which are included in current restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with amounts on deposit in excess of the final payment returned to us.  See Note 16 to our 2023 Annual Report.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2024 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$91,106
Additions charged to expense, net	1,428
Payments, net	(909)
Balance at the end of the period	$91,625

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$2,462
Noncurrent liability	89,163
Balance at the end of the period	$91,625

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At September 30, 2024, we had accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $118 million, including the amount currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2024, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

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

Note 14 – Financial instruments:

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		September 30, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$141,382	$141,382	$176,224	$176,224

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

Results of operations

Net income (loss) overview

Quarter ended September 30, 2024 compared to the quarter ended September 30, 2023

Our net income attributable to NL stockholders was $36.0 million, or $.74 per share, in the third quarter of 2024 compared to a net loss attributable to NL stockholders of $.1 million, or nil per share, in the third quarter of 2023. As more fully described below, the increase in our net income attributable to NL stockholders from 2023 to 2024 is primarily due to the net effects of:

●	equity in earnings of Kronos of $21.9 million in 2024 compared to equity in losses of $6.2 million in 2023;
●	an unrealized gain in the relative value of marketable equity securities of $18.6 million in 2024 compared to $.4 million in 2023;
●	lower income from operations attributable to CompX of $3.3 million in 2024 compared to $6.6 million in 2023; and
●	higher insurance recoveries of $1.1 million in 2024 compared to $.3 million in 2023.

Our 2024 net income per share attributable to NL stockholders includes:

●	income of $.25 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its investment in the TiO2 manufacturing joint venture; and
●	income of $.02 per share, net of tax, related to insurance recoveries.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Our net income attributable to NL stockholders was $50.7 million, or $1.04 per share, in the first nine months of 2024 compared to a net loss attributable to NL stockholders of $9.9 million, or $.20 per share, in the first nine months of 2023. As more fully described below, the increase in our earnings attributable to NL stockholders from 2023 to 2024 is primarily due to:

●	equity in earnings of Kronos of $30.4 million in 2024 compared to equity in losses of $13.4 million in 2023;
●	an unrealized gain in the relative value of marketable equity securities of $21.8 million in 2024 compared to an unrealized loss of $10.5 million in 2023;
●	lower income from operations attributable to CompX of $12.1 million in 2024 compared to $18.0 million in 2023;
●	a non-cash loss on the termination of our U.K. pension plan of $4.9 million in 2023;
●	higher interest and dividend income of $7.9 million in 2024 compared to $6.5 million in 2023; and
●	higher insurance recoveries of $1.3 million in 2024 compared to $.4 million in 2023.

Our 2024 net income per share attributable to NL includes:

●	income of $.25 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its investment in the TiO2 manufacturing joint venture;
●	income of $.02 per share, net of tax, related to insurance recoveries; and
●	a loss of $.01 per share due to Kronos’ recognition of an aggregate charge related to a write-off of deferred financing costs.

Our 2023 net loss per share attributable to NL stockholders includes:

●	a loss of $.08 per share, net of tax, due to the termination of our U.K. pension plan, and
●	income of $.01 per share, net of tax, due to Kronos’ recognition of a pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020.

Income from operations

The following table shows the components of our income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
CompX	$6.6	$3.3	(49)%	$18.0	$12.1	(32)%
Corporate expense	(3.2)	(2.3)	(24)	(9.1)	(9.2)	2
Insurance recoveries	.3	1.1	262	.4	1.3	189
Income from operations	$3.7	$2.1	(45)	$9.3	$4.2	(55)

CompX is our component products business and corporate expense relates to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$(6.2)	$21.9	453%	$(13.4)	$30.4	327%
Marketable equity securities unrealized gain (loss)	.4	18.6	3,691	(10.5)	21.8	308
Loss on pension plan termination	—	—	n.m.	(4.9)	—	n.m.
Other components of net periodic pension and OPEB cost	(.4)	(.3)	(17)	(1.1)	(.9)	(13)
Interest and dividend income	2.4	2.7	16	6.5	7.9	23
Interest expense	(.2)	(.2)	(27)	(.6)	(.5)	(27)

n.m. not meaningful

CompX International Inc.

CompX’s income  from operations in the third quarter of 2024 was $3.3 million compared to $6.6 million in the third quarter of 2023. The decrease in income from operations in the third quarter of 2024 compared to 2023 is due to lower sales and gross margin at both Security Products and Marine Components reporting units. Income from operations for the first nine months of 2024 was $12.1 million compared to $18.0 million in the first nine months of 2023. The decrease in income from operations in the first nine months of 2024 compared to 2023 is primarily due to lower Marine Components sales and gross margin.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
Net sales	$40.3	$33.6	(17)%	$118.1	$107.5	(9)%
Cost of sales	27.7	24.1	(13)	82.5	77.2	(6)
Gross margin	12.6	9.5	(25)	35.6	30.3	(15)
Operating costs and expenses	6.0	6.2	1	17.6	18.2	3
Income from operations	$6.6	$3.3	(49)	$18.0	$12.1	(32)

Percentage of net sales:
Cost of sales	69%	72%		70%	72%
Gross margin	31	28		30	28
Operating costs and expenses	15	18		15	17
Income from operations	16	10		15	11

Net sales – Net sales decreased $6.7 million in the third quarter of 2024 compared to the same period in 2023 primarily due to lower Security Products sales to a government security customer and to a lesser extent lower Marine Components sales primarily to the towboat market. Net sales decreased $10.6 million for the first nine months of 2024 compared to the same period in 2023 primarily due to lower Marine Components sales to the towboat market. See discussion of reporting units below.

Cost of sales and gross margin – Cost of sales as a percentage of sales increased 3% in the third quarter of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales decreased over the same period. Gross margin percentage decreased in the third quarter of 2024 compared to the same period in 2023 primarily due to lower gross margin percentages at both Security Products and Marine Components reporting units. Cost of sales as a percentage of sales increased 2% for the first nine months of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales declined over the same period. The decline in gross margin percentage for the nine-month comparative period is primarily due to lower gross margin percentage at Marine Components. See discussion of reporting units below.

Operating costs and expenses – Operating costs expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as any gains and losses on property and equipment. Operating costs and expenses for the third quarter of 2024 were comparable to the same period in 2023. For the first nine months of 2024, operating costs and expenses increased $.6 million compared to the same period in 2023 primarily due to higher employee salaries and benefits at Security Products during the first half of the year. Operating costs and expenses as a percentage of net sales increased for the third quarter of 2024 compared to the same period in 2023 due to decreased coverage of operating costs and expenses as a result of lower sales. Operating costs and expenses as a percentage of net sales increased for the first nine months of 2024 compared to the same period in 2023 due to decreased coverage of operating costs and expenses as a result of lower sales and higher operating costs as noted above.

Income from operations – As a percentage of net sales, income from operations for the third quarter and the first nine months of 2024 compared to the same periods of 2023 was primarily impacted by the factors affecting sales, cost of sales, gross margin and operating costs and expenses.  See discussion of reporting units below.

Results by reporting unit

The key performance indicators for CompX’s reporting units is the level of their gross margin and income from operations (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
Security Products:
Net sales	$31.4	$26.6	(15)%	$84.4	$84.7	—%
Cost of sales	21.4	18.5	(13)	58.5	58.9	1
Gross margin	10.0	8.1	(19)	25.9	25.8	—
Operating costs and expenses	3.5	3.6	—	9.9	10.4	5
Operating income	$6.5	$4.5	(30)	$16.0	$15.4	(4)

Gross margin	32%	30%		31%	31%
Operating income margin	21	17		19	18

Security Products – Security Products net sales decreased 15% in the third quarter of 2024 compared to the same period in 2023 primarily due to lower sales for a government security customer related to a pilot project that began shipping in the third quarter of 2023 for which there were no related sales in the third quarter of 2024. Relative to prior year, sales were $5.0 million lower to the government security market and $1.4 million lower to the transportation market, partially offset by $1.2 million higher sales to the healthcare market. Security Products net sales in the first nine months of 2024 were comparable to the same period in 2023, as $1.5 million higher sales to the healthcare market and $.6 million higher sales to the tool storage market were offset by $1.1 million lower sales to the transportation market, $.7 million lower sales to distributors and $.4 million lower sales to the government security market.

Gross margin as a percentage of net sales decreased for the third quarter of 2024 compared to the same period in 2023 primarily due to lower sales, higher materials costs (primarily brass and electronics), higher labor costs and decreased coverage of fixed costs as a result of lower sales. Operating income as a percentage of net sales decreased in the third quarter of 2024 compared to the same period in 2023 due to the factors impacting gross margin as well as decreased coverage of operating costs and expenses on lower sales. Gross margin as a percentage of net sales for the first nine months of 2024 is comparable to the same period in 2023. Operating income as a percentage of net sales decreased in the first nine months of 2024 compared to the same period in 2023 due to increased operating costs and expenses including higher employee salaries and benefits of $.4 million, primarily in the first half of the year.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
Marine Components:
Net sales	$8.9	$7.0	(21)%	$33.7	$22.8	(32)%
Cost of sales	6.3	5.6	(11)	24.0	18.3	(24)
Gross margin	2.6	1.4	(46)	9.7	4.5	(54)
Operating costs and expenses	.9	.8	(13)	2.7	2.5	(9)
Operating income	$1.7	$.6	(64)	$7.0	$2.0	(71)

Gross margin	29%	20%		29%	20%
Operating income margin	19	9		21	9

Marine Components – Marine Components net sales decreased 21% in the third quarter of 2024 compared to the same period in 2023. Relative to prior year, the decrease in third quarter sales was primarily due to $1.3 million lower sales to the towboat market and $.5 million lower sales to the industrial market. Marine Components net sales decreased 32% in the first nine months of 2024 compared to the same period in 2023. Relative to prior year, the decrease in sales for the first nine months was primarily due to $8.7 million lower sales to the towboat market, $1.1 million lower sales to the industrial market and $.6 million lower sales to each the engine builder market and distributors.

Gross margin as a percentage of sales decreased in the third quarter of 2024 compared to the same period in 2023 primarily due to lower sales and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix as well as lower employee salaries and benefits of approximately $.5 million related to headcount reductions. Operating income as a percentage of net sales decreased in the third quarter of 2024 compared to the same period in 2023 due to the factors impacting gross margin as well as decreased coverage of operating costs and expenses on lower sales, partially offset by slightly reduced operating costs and expenses, including lower employee salaries and benefits of approximately $.1 million. For the first nine months of 2024, gross margin as a percentage of net sales declined compared to the same period in 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix as well as lower employee salaries and benefits of approximately $1.7 million related to headcount reductions. Operating income as a percentage of net sales decreased in the first nine months of 2024 compared to the same period in 2023 due to the factors impacting gross margin as well as decreased coverage of operating costs and expenses on lower sales, partially offset by reduced operating costs and expenses, including lower employee salaries and benefits of $.2 million.

Outlook – As previously noted, beginning in the third quarter of 2023 CompX’s Security Products reporting unit had significant sales from a pilot project to a government security customer. Excluding these sales in 2023, Security Products sales would have increased in the first nine months of 2024 as compared to the first nine months of 2023 due to increased sales across a variety of markets, particularly increased sales of mechanical locks to the government security market. At CompX’s Marine Components reporting unit, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began late in the first quarter of 2023 has continued. CompX is focused on aligning its resources with current demand levels, and particularly at Marine Components, CompX is adjusting inventory levels, operating expenses and labor resources to align with current orders while also preserving its ability to respond quickly when demand increases. Raw material prices have been relatively stable during the first nine months of 2024; however, CompX is beginning to experience price increases in certain raw materials. CompX’s supply chains are stable and transportation and logistical delays are minimal. CompX has adjusted its order patterns in response to its customer demand levels and the stability of its raw materials supplies.

CompX expects Security Products sales comparisons for the remainder of the year will be challenged by lower government security sales as the 2023 pilot project to a government security customer will not repeat. CompX expects its recurring Security Products sales for the remainder of the year to continue to be strong relative to the prior year. Overall, CompX expects Security Products gross margin and operating income margin for 2024 will be lower than 2023 primarily due to reduced coverage of fixed, selling, general and administrative costs as a result of lower expected sales as well as a less favorable product mix and higher materials and labor costs in the current economic environment. CompX expects Marine Components net sales for the full year of 2024 will be lower as compared to 2023 due to decreased demand in the towboat market. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Overall, CompX expects Marine Components gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales to be similarly lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. CompX ended 2023 with elevated inventory balances at its Marine Components segment as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of its raw materials with near term demand. CompX made significant progress in aligning its Marine Components inventory balances with current demand in the first nine months of 2024; however, we expect further reduction of inventory quantities will be offset by higher raw materials costs for certain projects in the industrial and other marine components markets, outside of the towboat market, which in many instances are more expensive than the stainless steel inventory used in towboat products.

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

General corporate and other items

Corporate expense – Corporate expenses were $2.3 million in the third quarter of 2024, $.9 million lower than in the third quarter of 2023, primarily due to lower litigation fees and related costs and lower environmental remediation and related costs. Included in corporate expense in the third quarter of 2023 and 2024 are:

●	litigation fees and related costs of $.6 million in 2024 compared to $1.2 million in 2023, and
●	environmental remediation and related costs of $.1 million in 2024 compared to $.3 million in 2023.

Corporate expenses were $9.2 million in the first nine months of 2024, $.1 million higher than in the first nine months of 2023 as lower litigation fees and related costs were offset by higher environmental remediation and related costs. Included in corporate expense in the first nine months of 2023 and 2024 are:

●	litigation fees and related costs of $2.6 million in 2024 compared to $3.7 million in 2023, and
●	environmental remediation and related costs of $1.4 million in 2024 compared to $.4 million in 2023.

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

Overall, we currently expect that our net general corporate expenses in 2024 will be higher than in 2023 primarily due to higher expected environmental remediation and related costs.

Interest and dividend income – Interest and dividend income increased in the third quarter and for the first nine months of 2024 compared to the same periods of 2023 primarily due to higher average interest rates and increased investment balances, somewhat offset by lower average balances on CompX’s revolving promissory notes receivable from Valhi. See Note 4 to our Condensed Consolidated Financial Statements.

Marketable equity securities – We recognized an unrealized gain of $18.6 million on the change in value of our marketable equity securities in the third quarter of 2024 compared to $.4 million in the third quarter of 2023. We recognized an unrealized gain of $21.8 million on the change in value of our marketable equity securities in the first nine months of 2024 compared to an unrealized loss of $10.5 million in the first nine months of 2023. See Note 4 to our Condensed Consolidated Financial Statements.

Income tax expense – We recognized income tax expense of $8.5 million in the third quarter of 2024 compared to an income tax benefit of $.9 million in the third quarter of 2023 and income tax expense of $10.8 million in the first nine months of 2024 compared to an income tax benefit of $6.8 million in the first nine months of 2023. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $20.1 million and $15.1 million in the first nine month periods of 2023 and 2024, respectively.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was an effective tax rate of 12.7% in the first nine months of 2024 compared to an effective rate of 50% in the first nine months of 2023. The decrease in our effective rate from 2023 to 2024 is primarily attributable to Kronos’ anticipated higher full year earnings offset by the effect of lower anticipated full year dividends in 2024 as compared to 2023. See Note 11 to our Condensed Consolidated Financial Statements for more information about our 2024 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX decreased during the third quarter of 2024 and for the first nine months of 2024 compared to the same prior year periods. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2023	2024	Change	2023	2024	Change

	(In millions)			(In millions)
Net sales	$396.9	$484.7	22%	$1,266.4	$1,464.0	16%
Cost of sales	362.5	383.5	6	1,157.1	1,191.1	3
Gross margin	$34.4	$101.2		$109.3	$272.9

Income (loss) from operations	$(25.3)	$38.9	254%	$(50.3)	$94.3	287%
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	64.5		—	64.5
Interest and dividend income	1.5	1.1		5.0	4.5
Marketable equity securities unrealized gain (loss)	—	2.2		(1.3)	2.6
Other components of net periodic pension and OPEB cost	(1.0)	(.4)		(4.1)	(1.0)
Interest expense	(4.3)	(11.8)		(12.8)	(30.8)
Income (loss) before income taxes	(29.1)	94.5		(63.5)	134.1
Income tax expense (benefit)	(8.7)	22.7		(19.7)	34.7
Net income (loss)	$(20.4)	$71.8		$(43.8)	$99.4

Percentage of net sales:
Cost of sales	91%	79%		91%	81%
Income (loss) from operations	(6)	8		(4)	6

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(6.2)	$21.9		$(13.4)	$30.4

TiO2 operating statistics:
Sales volumes*	107	130	21%	313	394	26%
Production volumes*	102	141	37	296	399	35

Change in TiO2 net sales:
TiO2 sales volumes			21%			26%
TiO2 product pricing			(1)			(7)
TiO2 product mix/other			2			(3)
Changes in currency exchange rates			—			—
Total			22%			16%

* Thousands of metric tons

As previously reported, effective July 16, 2024, Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, LPC was operated as a manufacturing joint venture between Kronos and Venator, and through a wholly-owned subsidiary, Kronos held a 50% joint venture interest in LPC. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. Kronos acquired the 50% joint venture interest that it did not already own for consideration of $185 million less a working capital adjustment of $11.0 million. An additional earn-out payment of up to $15 million based on Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 may be required. The acquisition was financed through borrowings of $132.1 million under Kronos’ revolving credit facility and the remainder paid with cash on hand. Kronos accounted for the acquisition of LPC’s interest as a business combination. See Note 5 to our Condensed Consolidated Financial Statements.

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos and the TiO2 industry experienced an extended period of significantly reduced demand across all major markets which was reflected in its sales volumes throughout 2023. While demand has improved in 2024 resulting in increased sales volumes across all major markets compared to the prior year, overall demand remains below average historical levels and during the third quarter of 2024, demand moderated as compared to the first half of the year. Kronos started 2024 with average TiO2 selling prices 13% lower than at the beginning of 2023 and its average TiO2 selling prices increased 4% during the first nine months of 2024. Kronos’ average TiO2 selling prices in the first nine months of 2024 were 7% lower than average prices during the first nine months of 2023.

Kronos operated its production facilities at 71% of practical capacity utilization in the first nine months of 2023 in response to decreased demand and higher production costs. As a result of increased demand experienced in the fourth quarter of 2023 and first nine months of 2024, along with more favorable production costs, Kronos began increasing its production rates during the first quarter of 2024 and it operated at near practical capacity in the second and third quarters of 2024 resulting in 93% of practical capacity utilization in the first nine months of 2024.

The following table shows Kronos’ capacity utilization rates during 2023 and 2024.

	Production Capacity Utilization Rates
	2023	2024
First Quarter	76%	87%
Second Quarter	64%	99%
Third Quarter	73%	92%

Excluding the effect of changes in currency exchange rates, Kronos’ cost of sales per metric ton of TiO2 sold in the first nine months of 2024 was significantly lower as compared to the comparable period in 2023 primarily due to significant decreases in per metric ton production costs (primarily feedstock and energy).

In response to the extended period of reduced demand in 2023, discussed above, Kronos took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted its European operations. A substantial portion of Kronos’ workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Kronos recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of the year. Kronos has paid approximately $4 million through the end of the third quarter. The majority of the remaining related cash payments will be paid by the end of 2024.

In the third quarter of 2024, Kronos closed its sulfate process line at its plant in Varennes, Canada. As a result of the sulfate process line closure, Kronos recognized charges to cost of sales in the first nine months of 2024 of approximately $2 million related to workforce reductions for employees impacted of which approximately $.6 million was paid through the end of the third quarter. Kronos also recognized a total of approximately $14 million in non-cash charges primarily related to accelerated depreciation in the second and third quarters of 2024.

Net sales – Kronos’ net sales in the third quarter of 2024 increased 22%, or $87.8 million, compared to the third quarter of 2023 primarily due to the effects of a 21% increase in sales volumes (which increased net sales by approximately $83 million) partially offset by a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $4 million). The effects of changes in currency exchange rates in the third quarter of 2024 were comparable to the third quarter of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 21% in the third quarter of 2024 as compared to the third quarter of 2023 due to higher overall demand across all major markets. Incremental sales volumes generated from the LPC acquisition did not materially impact quarter to quarter comparisons.

Kronos’ net sales in the first nine months of 2024 increased 16%, or $197.6 million, compared to the first nine months of 2023 primarily due to the effects of a 26% increase in sales volumes due to improved overall demand across all major markets (which increased net sales by approximately $329 million) partially offset by a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $89 million). Changes in product mix negatively contributed to net sales, primarily due to changes in product sales mix in export markets in the first nine months of 2024 as compared to the same period in 2023. Additionally, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $5 million in the first nine months of 2024 as compared to the first nine months of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Incremental sales volumes resulting from the LPC acquisition did not materially impact period to period comparisons in the respective nine-month periods.

Cost of sales and gross margin – Kronos’ cost of sales increased by $21.0 million, or 6%, in the third quarter of 2024 compared to the third quarter of 2023 due to the net effects of a 21% increase in sales volumes, higher production rates and lower production costs of approximately $24 million (primarily energy and raw materials). Kronos’ cost of sales in the third quarter of 2024 also includes approximately $4 million in non-cash charges related to accelerated depreciation in connection with the closure of its sulfate process line in Canada. Kronos’ cost of sales in the third quarter of 2023 includes $20 million of unabsorbed fixed production and other manufacturing costs associated with production curtailments at its facilities during the third quarter of 2023 as it adjusted its TiO2 production volumes to align inventory levels with lower demand. Kronos’ third quarter production volumes include approximately 13,000 metric tons of incremental production resulting from the LPC acquisition.

Kronos’ cost of sales as a percentage of net sales improved to 79% in the third quarter of 2024 compared to 91% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Kronos’ gross margin as a percentage of net sales increased to 21% in the third quarter of 2024 compared to 9% in the third quarter of 2023. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales increased primarily due to higher sales and production volumes and lower production costs, which were partially offset by lower average TiO2 selling prices.

Kronos’ cost of sales increased $34.0 million, or 3%, in the first nine months of 2024 compared to the first nine months of 2023 due to the net effects of a 26% increase in sales volumes, higher production rates resulting in reduced unabsorbed fixed production costs, and lower production costs of approximately $108 million (primarily raw materials and energy). Kronos’ unabsorbed fixed production costs in the first nine months of 2024 were $12 million (incurred in the first quarter) compared to $74 million in the first nine months of 2023 related to curtailments in 2023 and continuing into the first quarter of 2024, as discussed above. Kronos’ cost of sales in the first nine months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of its sulfate process line in Canada. Sales and production volumes resulting from the LPC acquisition did not materially impact comparisons to the prior year.

Kronos’ cost of sales as a percentage of net sales decreased to 81% in the first nine months of 2024 compared to 91% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Kronos’ gross margin as a percentage of net sales increased to 19% in the first nine months of 2024 compared to 9% in the first nine months of 2023. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales increased primarily due to higher sales and production volumes as well as lower production costs, partially offset by lower average TiO2 selling prices.

Selling, general and administrative expense – Kronos’ selling, administrative expense increased $8.7 million, or 16%, in the third quarter of 2024 compared to the third quarter of 2023 primarily due to higher distribution costs related to higher sales volumes during the quarter. Kronos’ selling, general, and administrative expense in the third quarter of 2024 also includes $2.2 million of transaction costs incurred in connection with the LPC acquisition. Kronos’ selling, general and administrative expense as a percentage of net sales remained consistent at 13% in the third quarter of 2024 compared to the third quarter of 2023.

Kronos’ selling, general and administrative expense increased $17.5 million, or 11%, in the first nine months of 2024 compared to the same period in 2023 primarily due to higher distribution costs related to higher sales volumes. Kronos’ selling, general and administrative expense in the first nine months of 2024 also includes $2.2 million of transaction costs incurred in connection with the LPC acquisition. Kronos’ selling, general and administrative expense as a percentage of net sales remained consistent in the first nine months of 2024 compared to the first nine months of 2023.

Income (loss) from operations – Kronos had income from operations of $38.9 million in the third quarter of 2024 compared to a loss from operations of $25.3 million in the third quarter of 2023 as a result of the factors impacting gross margin discussed above. Kronos estimates that changes in currency exchange rates increased its income from operations by approximately $13 million in the third quarter of 2024 as compared to the same period in 2023, as discussed in the effects of currency exchange rates section below.

Kronos had income from operations of $94.3 million in the first nine months of 2024 compared to a loss from operations of $50.3 million in the first nine months of 2023 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $2.5 million in the first nine months of 2023 related to cash received from the settlement of a business interruption insurance claim. Kronos estimates that changes in currency exchange rates increased its income from operations by approximately $10 million in the first nine months of 2024 as compared to the same period in 2023, as further discussed below.

Other non-operating income (expense) – Kronos recognized a gain on the remeasurement of its investment in LPC of $64.5 million in the third quarter of 2024 as a result of the acquisition. Kronos’ interest expense in the third quarter of 2024 increased $7.5 million compared to interest expense in the third quarter of 2023 as a result of the February 2024 exchange of €325 million of its 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million of 9.50% Senior Secured Notes due March 2029  plus additional cash consideration, the July 30, 2024 issuance of an additional €75 million of 9.50% Senior Secured Notes due 2029, and as a result of the $53.7 million subordinated, unsecured term loan from Contran due September 2029 at an interest rate of 11.5% which Kronos entered into in February 2024 in connection with the exchange and which interest rate was amended to 9.54% in August 2024 in conjunction with the issuance of the additional €75 million of 9.50% Senior Secured Notes due 2029. Kronos recognized an unrealized gain of $2.2 million in the third quarter of 2024 related to the change in market price of its marketable equity securities. There was no change in the relative market value of Kronos’ marketable equity securities in the third quarter of 2023. Kronos’ other components of net periodic pension and OPEB cost in the third quarter of 2024 decreased $.6 million compared to the third quarter of 2023 primarily due to a higher expected return on plan assets.

Kronos’ interest expense in the first nine months of 2024 increased $18.0 million compared to the first nine months of 2023 primarily due to higher interest rates on the debt exchange and the issuance of new notes noted above. As a result of the exchange, interest expense for the first nine months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. Kronos recognized a gain of $2.6 million on the change in value of its marketable equity securities in the first nine months of 2024 compared to a loss of $1.3 million in the first nine months of 2023. Kronos’ other components of net periodic pension and OPEB cost in the first nine months of 2024 decreased $3.1 million compared to the first nine months of 2023 primarily due to a higher expected return on plan assets and a non-recurring $1.3 million in settlement costs related to the termination and buy-out of its U.K. pension plan in the second quarter of 2023.

Income tax expense (benefit) – Kronos recognized income tax expense of $22.7 million in the third quarter of 2024 compared to an income tax benefit of $8.7 million in the third quarter of 2023. The difference is primarily due to higher earnings in the third quarter of 2024 and the jurisdictional mix of such earnings. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Kronos recognized income tax expense of $34.7 million in the first nine months of 2024 compared to an income tax benefit of $19.7 million in the first nine months of 2023. The difference is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations. However, in the first nine months of 2024, Kronos’ consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserve for uncertain tax positions, is lower than the U.S. federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.

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

Impact of changes in currency exchange rates
Three months ended September 30, 2024 vs September 30, 2023
				Translation
				gains/(losses) -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(1)	$(1)
Income (loss) from operations	(4)	3	7	6	13

The $1 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2024 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $13 million increase in income from operations was comprised of the following:

●	Lower net currency transaction losses of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations, and
●	Approximately $6 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2024 as compared to 2023.

Impact of changes in currency exchange rates
Nine months ended September 30, 2024 vs September 30, 2023
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$5	$5
Income (loss) from operations	4	5	1	9	10

The $5 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2024 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $10 million increase in income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations, and
●	Approximately $9 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2024 as compared to 2023.

Outlook

Overall Kronos’ customer demand has improved in 2024 compared to the historical low demand it experienced during 2023, although overall demand levels remain below historical averages and, during the third quarter of 2024, customer demand moderated as compared to the first half of the year across all major markets. Kronos expects demand to further soften in the fourth quarter; however, based on the improved demand experienced through the first nine months, along with the severe demand contraction it experienced during most of 2023, Kronos continues to expect sales volumes in 2024 will exceed 2023 sales volumes. Kronos is operating its facilities at production rates in line with the current and expected near-term demand and believes its production rates for the remainder of 2024 will continue to be higher than comparable periods in 2023. Kronos has had limited success implementing TiO2 selling price increases, which need to continue to be realized to achieve margins more in-line with historical levels.

Throughout 2023, Kronos implemented cost reduction initiatives designed to improve its long-term cost structure, including targeted workforce reductions. In the third quarter of 2024, to further improve gross margins through the optimization of production of its purified grades, Kronos closed its sulfate process line at its facility in Canada. Raw material, energy and other input costs have generally improved compared to 2023. While the full positive impact of input cost improvements and cost reduction efforts are not yet fully reflected in Kronos’ gross margin, during the second quarter gross margin began to improve and has continued to improve as it replaces higher cost inventory with lower cost inventory produced in 2024. Overall, due to improved demand, modest increases in selling prices and lower production costs, including lower unabsorbed fixed costs, Kronos expects to report higher operating results for the full year of 2024 as compared to 2023.

As noted above, Kronos acquired control of LPC in July 2024. Kronos believes this acquisition is a unique opportunity to immediately add value to its customers and better serve the North American marketplace by allowing it to expand its product offerings and increase sales to new and existing customers while recognizing significant synergies, including commercial, overhead and supply chain optimization. Kronos is in the process of fully integrating the additional LPC production capacity and it expects the acquisition will have a positive impact on its earnings, although the potential positive impact in 2024 will be limited by competitive pressures, demand moderation in North America and by the additional debt service costs associated with the increase in borrowings to complete the transaction. With the increased borrowing availability under Kronos’ revolving credit facility, as well as cash on hand, Kronos is well positioned to finance the required working capital build needed to fully integrate the acquired LPC production capacity, which it expects to be complete by the end of the year. Beginning in the third quarter, Kronos reduced its quarterly dividend rate from $.19 per share to $.05 per share to provide the flexibility to absorb increased debt service costs, working capital needs and capital improvements from the LPC acquisition.

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

Net cash provided by operating activities was $16.6 million in the first nine months of 2024 compared to $15.5 million in the first nine months of 2023. The increase in cash provided by operating activities in the first nine months of 2024 includes:

●	higher net cash provided for relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2024 of $8.8 million;
●	higher interest income received in 2024 of $3.1 million due to higher interest rates and increased investment balances, partially offset by lower average balances on loan to affiliate;
●	higher insurance recoveries received of $.9 million;
●	lower dividends received from Kronos in 2024 of $5.0 million;
●	lower income from operations from CompX in 2024 of $5.9 million; and
●	higher cash paid for taxes in 2024 of $.5 million due to the relative timing of tax payments.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended
	September 30,
	2023	2024

	(In millions)
Net cash provided by operating activities:
CompX	$11.8	$15.6
NL Parent and wholly-owned subsidiaries	11.8	32.2
Eliminations	(8.1)	(31.2)
Total	$15.5	$16.6

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding increased from December 31, 2023 to September 30, 2024 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. Total average number of days in inventory increased from December 31, 2023 to September 30, 2024 primarily because days in inventory at December 31, 2023 is lower than usual due to the fulfillment and shipping of a significant order during the fourth quarter of 2023. Total average number of days in inventory decreased from September 30, 2023 to September 30, 2024 due to planned inventory reductions. For comparative purposes, we have provided December 31, 2022 and September 30, 2023 numbers below.

	December 31,	September 30,	December 31,	September 30,
	2022	2023	2023	2024
Days sales outstanding	41 days	45 days	36 days	39 days
Days in inventory	99 days	112 days	95 days	105 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $1.2 million in the first nine months of 2024 compared to $.6 million in the first nine months of 2023. During the first nine months of 2024, Valhi repaid a net $2.7 million under the promissory note ($17.7 million of gross borrowings and $20.4 million of gross repayments). During the first nine months of 2023, Valhi repaid a net $1.2 million under the promissory note ($20.7 million of gross borrowings and $21.9 million of gross repayments).

During the first nine months of 2024, we received gross proceeds from U.S. treasury bill maturities totaling $54.0 million. During the first nine months of 2023, we had gross purchases of U.S. treasury marketable securities aggregating $61.4 million and received gross proceeds totaling $54.0 million related to U.S. treasury bill maturities.

Financing activities

Our board of directors declared a quarterly dividend of $.08 per share in each of the first, second and third quarters of 2024, and our board of directors declared a quarterly dividend of $.07 per share in each of the first, second and third quarters of 2023. During the first nine months of 2024 and 2023, we paid aggregate quarterly dividends to NL shareholders of $11.7 million and $10.3 million, respectively. Additionally, in August 2024 our board of directors declared a special dividend of $.43 per share on our common stock ($21.0 million). The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first nine months of each of 2023 and 2024 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At September 30, 2024, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at September 30, 2024. See Note 7 to our Condensed Consolidated Financial Statements.

At September 30, 2024, Kronos had $25 million outstanding on its $300 million global revolving credit facility (the “Global Revolver”). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at September 30, 2024, approximately $268 million was available for borrowings. Effective July 17, 2024, Kronos completed an amendment to its Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increased the maximum borrowing amount from $225 million to $300 million, extended the maturity date to July 2029 and expanded the facility to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. The LPC acquisition was financed through borrowings of $132.1 million under Kronos’ Global Revolver with the remainder paid with cash on hand.  In February 2024, Kronos exchanged €325 million principal amount of its outstanding 3.75% Senior Secured Notes due in September 2025 (the “Old Notes”) for newly issued €276.174 million aggregate outstanding 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes, the “Senior Secured Notes”) plus additional cash consideration of €48.75 million ($52.6 million). In connection with the exchange, Kronos entered into a $53.7 million unsecured term loan from Contran Corporation due in September 2029 (the “Contran Term Loan”). On July 30, 2024, Kronos’ wholly-owned subsidiary, KII, issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes”). The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million, after fees and estimated expenses. The Additional New Notes will be fungible with the New Notes, will be treated as a single series with the New Notes, and will have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings under Kronos’ Global Revolver. Subsequent to the issuance of the Additional Notes, in August 2024, the Contran Term Loan was amended to change the interest rate from 11.5% to 9.54%. The amended rate reflects the effective interest rate of the Additional New Notes plus an additional interest rate spread of 2% which is based upon comparable debt transactions at the time of issuance of the Additional New Notes.

The Contran Term loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos is in compliance with all of its debt covenants at September 30, 2024. Kronos believes it will be able to continue to comply with the financial covenants contained in its credit facility through its maturity.

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

At September 30, 2024, we had aggregate restricted and unrestricted cash and cash equivalents of $176.2 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$58.8
NL Parent and wholly-owned subsidiaries	117.4
Total	$176.2

In addition, at September 30, 2024 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $40.0 million. See Note 4 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at September 30, 2024 with an aggregate market value of $438.5 million. See Note 5 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2025) and long-term obligations (defined as the five-year period ending September 30, 2029) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At September 30, 2024, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 7 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at September 30, 2024 totaled $.6 million. CompX expects to spend $2.1 million during 2024 on capital investments, primarily those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At September 30, 2024, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2024, based on the number of shares of common stock of these affiliates we own as of September 30, 2024 and their current regular quarterly dividend rate, is presented in the table below. In July of 2024, Kronos announced a decrease in its regular quarterly dividend from $.19 per share to $.05 per share beginning in the third quarter of 2024. The amount shown in the table below for Kronos reflects aggregate dividends we expect to receive from Kronos during 2024 (including actual receipts in the first, second and third quarters). Additionally, CompX’s board of directors declared a special dividend on its Class A common stock of $2.00 per share that was paid on August 28, 2024. We received $21.5 million from this dividend which is not included in the table below because it is not expected to be recurring.

	Shares held	Quarterly	Annual expected
	September 30, 2024	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.05	$16.9
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$30.2

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

We are subject to certain commitments and contingencies, as more fully described or referenced in our 2023 Annual Report, or in Note 13 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 15 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2024.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matter discussed below, refer to Note 13 to our Condensed Consolidated Financial Statements, our Current Report on Form 8-K dated September 4, 2024 and filed on September 5, 2024, our June 30, 2024 Quarterly Report on Form 10-Q and our 2023 Annual Report for descriptions of certain legal proceedings.

Gowanus Canal Superfund Site.  In October 2024, we were served in Brooklyn Union Gas Co. v. Consolidated Edison Co. of New York, et al. (United States District Court for the Eastern District of New York, Case No. 1:24-cv-06993). This complaint asserts claims under CERCLA and New York law against NL and a number of other private parties, federal and state agencies, and agencies of the City of New York. The plaintiff, a former gas manufacturer, seeks to recover a portion of investigation and remediation costs it allegedly incurred to address contamination at the Gowanus Canal Superfund Site. NL intends to deny liability and will vigorously defend against all claims.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report.

Item 6.Exhibits

10.1*

Supplemental Indenture No. 2, dated as of August 8, 2024, among Louisiana Pigment Company, L.P. and Kronos LPC, LLC (as new guarantors under the Indenture dated as of September 13, 2017, as amended), Kronos International, Inc., and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar.

10.2*

Second Supplemental Indenture dated as of August 8, 2024, among Louisiana Pigment Company, L.P. and Kronos LPC, LLC (as new guarantors under the Indenture dated as of February 12, 2024, as amended), Kronos International, Inc., and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar.

10.3*	Joinder No. 1 dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Pledge Agreement.

10.4*	Pledge Amendment dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, executed by Kronos Louisiana, Inc. and Kronos LPC, LLC regarding additional pledged securities.

10.5*

First Amendment to Guaranty and Security Agreement, entered into as of July 17, 2024, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender, amending Guaranty and Security Agreement dated as of April 20, 2021.

10.6*	Joinder No. 1 dated as of August 7, 2024, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Guaranty and Security Agreement dated as of April 20, 2021, as amended.

10.7*

Amendment to Purchase and Sale Agreement dated August 13, 2024, by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd., Venator Materials PLC. and Louisiana Pigment Company, L.P, amending Purchase Agreement dated as of July 16, 2024.

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

NL INDUSTRIES, INC.
(Registrant)

Date: November 6, 2024	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: November 6, 2024	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)