Form 10-K
period 2024-12-31
NL INDUSTRIES INC
filed 2025-03-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the 8.5 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2024 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $51.0 million.

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on February 28, 2025:  48,847,734.

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

Organization

At December 31, 2024, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Kronos’ ability to realize expected cost savings from strategic and operational initiatives;
●	Kronos’ ability to integrate acquisitions, including Louisiana Pigment Company, L.P., into its operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);

●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) or the implementation of tariffs on imported raw materials and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw material (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades, or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. federal government on imports from Canada, where Kronos has a manufacturing facility);
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Kronos’ ability to comply with covenants contained in its revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;

●	Uncertainties associated with CompX’s development of new products and product features;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its productions process) or other actions.

Should one or more of these risks materialize (or the consequences of such development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Operations and equity investment

Information regarding our operations and the companies conducting such operations is set forth below. Geographic financial information is included in Note 2 to our Consolidated Financial Statements, which is incorporated herein by reference.

Component Products CompX International Inc. – 87% owned at December 31, 2024

CompX manufactures engineered components that are sold to a variety of industries including postal, recreational transportation (including boats), office and institutional furniture, cabinetry, tool storage, healthcare, gas stations and vending equipment. CompX has three production facilities in the United States.

Chemicals Kronos Worldwide, Inc. – 31% owned at December 31, 2024

Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, cosmetics, pharmaceuticals and other industrial and consumer “quality-of-life” products. Kronos has production facilities in Europe and North America. Sales of its core TiO2 pigments represented approximately 90% of Kronos’ net sales in 2024, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS – COMPX INTERNATIONAL INC.

Industry overview – Through our majority-owned subsidiary, CompX, we manufacture engineered components utilized in a variety of applications and industries. CompX manufactures mechanical and electrical cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage and healthcare applications. CompX also manufactures wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries.

CompX continuously seeks to diversify into new markets and identify new applications and features for its products, which it believes provide a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, operations and products – CompX’s Security Products business manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including mailboxes, ignition systems, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. CompX’s Security Products business has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with its Marine Components business. CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock CompX produces;
●	pin tumbler locks which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine®; and
●	CompX’s innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

A substantial portion of CompX’s Security Products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above. CompX also has a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith and smaller original equipment manufacturer (“OEM”) distributors via its STOCK LOCKS® distribution program.

CompX’s Marine Components business manufactures and distributes wake enhancement systems, stainless steel exhaust components, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats (towboats) and performance boats. CompX’s Marine Components business has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products. CompX’s specialty Marine Component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	wake enhancement devices, trim tabs, steering wheels and billet aluminum accessories;
●	dash panels, LED indicators and wire harnesses; and
●	grab handles, pin cleats and other accessories.

The following table sets forth the location, size and business operations for each of CompX’s principal operating facilities at December 31, 2024:

	Business		Size
Facility Name	Operations	Location	(square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000

SP – Security Products business

MC – Marine Components business

(1)	ISO-9001 registered facilities

CompX believes all of its facilities are well maintained and satisfactory for their intended purposes.

Raw materials – The primary raw materials used in CompX’s manufacturing processes are:

●	Security Products – zinc and brass (for the manufacture of locking mechanisms).
●	Marine Components – stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 13% of our total cost of sales for 2024. Total material costs, including purchased components, represented approximately 46% of our cost of sales in 2024.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass, aluminum and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times, CompX may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. CompX’s raw material prices were generally stable through the first half of 2024, although beginning in the latter half of the third quarter it began to experience moderate increases in certain raw material costs, particularly brass. The zinc market was volatile in 2024, but CompX was successful in making strategic spot buys to keep its costs consistent with 2023. Prices for aluminum and stainless steel, which are the primary raw materials used for the manufacture of CompX’s marine components (including marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs), were relatively stable in 2024 because it took advantage of volume purchase opportunities during the year. In most cases, commodity raw materials CompX purchases include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation and energy. Processing and conversion costs are not expected to decrease and may negate the benefit of softening commodity prices on CompX’s purchases. Based on current economic conditions, CompX expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2025 to be relatively stable, although governmental actions such as tariffs may impact markets. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions. In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets in which CompX competes. Consequently, overall operating margins can be negatively affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks – CompX holds a number of patents relating to its component products, certain of which it believes to be important to CompX and its continuing business activity. Patents generally have a term of 20 years and CompX’s patents have remaining terms ranging from one year to 16 years at December 31, 2024.

CompX’s major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™	Lockview®	CompX Marine®
National Cabinet Lock®	System 64®	Custom Marine®
Fort Lock®	SlamCAM®	Livorsi® Marine
Timberline® Lock®	RegulatoR®	Livorsi II® Marine
Chicago Lock®	CompXpress®	CMI Industrial®
STOCK LOCKS®	GEM®	Custom Marine® Stainless Exhaust
KeSet®	Turbine®	The #1 Choice in Performance Boating®
TuBar®	NARC iD®	Mega Rim®
StealthLock®	NARC®	Race Rim®
ACE®	ecoForce®	Vantage View®
ACE® II	Pearl®	GEN-X®
CompX eLock®

Sales, marketing and distribution – A majority of CompX’s component sales are direct to large OEM customers through its factory-based sales and marketing professionals supported by engineers working in concert with field salespeople and independent manufacturer’s representatives. CompX selects manufacturer’s representatives based on special skills in certain markets or relationships with current or potential customers.

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

CompX sells to a diverse customer base with only one customer representing 10% or more of its sales in 2024 (United States Postal Service representing 21%). CompX’s largest ten customers accounted for approximately 47% of its sales in 2024.

Competition – The markets in which CompX participates are highly competitive. CompX competes primarily on the basis of product design, including space utilization and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. CompX focuses its efforts on the middle and high-end segments of the market, where product design, quality, durability and service are valued by the customer. CompX’s Security Products business competes against a number of domestic and foreign manufacturers. CompX’s Marine Components business competes with small domestic manufacturers and is minimally affected by foreign competitors.

Regulatory and environmental matters – CompX has a history of incorporating environmental management and compliance in its operations and decision making. CompX operates three manufacturing facilities and CompX’s production processes requiring waste-water discharge are consolidated at its Mauldin, South Carolina facility. This facility has received a ReWa Compliance Excellence Award from Renewable Water Resources, an organization which sets regulatory and water policies for the Mauldin facility’s geographic region, for multiple years for its exemplary performance. In addition, CompX operates extensive scrap metal recycling programs to reduce landfill waste.

CompX’s operations are subject to federal, state, and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes, some of which are becoming stricter over time. CompX’s operations are also subject to federal, state and local laws and regulations relating to worker health and safety. CompX believes it is in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted its results; however, it is possible future laws and regulations may require CompX to incur significant additional expenditures.

CHEMICALS – KRONOS WORLDWIDE, INC.

Business overview – Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 3,000 customers in 100 countries with the majority of sales in Europe, North America and the Asia Pacific region. Kronos believes it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) held by Venator Investments, Ltd. (“Venator”) for consideration of $185 million less a working capital adjustment. Prior to the acquisition, Kronos held a 50% joint venture interest in LPC through a wholly-owned subsidiary. LPC was operated as a manufacturing joint venture between Kronos and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. See Note 6 to our Consolidated Financial Statements.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. Kronos believes Western Europe and North America each account for approximately 15% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and Kronos believes these are significant markets which will continue to grow as economies in these regions develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets – Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years. Kronos believes it is the largest chloride process TiO2 producer in Europe with 44% of its 2024 sales volumes attributable to markets in Europe. The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2022	2023	2024
Europe	14%	12%	14%
North America	17%	16%	17%

Kronos believes it is the leading seller of TiO2 in several countries, including Germany. Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that include over 50 different TiO2  pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to its customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of Kronos’ core TiO2 pigments represented approximately 90% of its net sales in 2024. Kronos and its agents and distributors primarily sell products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2024:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	44%	Coatings	60%
North America	40%	Plastics	27%
Asia Pacific	9%	Paper	9%
Rest of World	7%	Other	4%

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

Kronos produces high-purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste. In pharmaceuticals, Kronos’ TiO2 is used commonly as a colorant in tablet and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance. KRONOS® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP (United States Pharmacopoeia) and BP (British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of its net sales in 2024:

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

Manufacturing, operations and properties

Manufacturing – Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2024, chloride process production facilities represented approximately 41% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

LPC – Prior to July 16, 2024, Kronos Louisiana, Inc., one of Kronos’ subsidiaries, and Venator each owned a 50% interest in LPC, which was operated as a manufacturing joint venture. LPC owns and operates a chloride-process TiO2 plant located near Lake Charles, Louisiana. On July 16, 2024 Kronos acquired the remaining 50% interest in LPC held by Venator for consideration of $185 million less a working capital adjustment.

Prior to the acquisition, Kronos accounted for its interest in the joint venture by the equity method. The joint venture operated on a break-even basis and therefore Kronos did not have any equity in earnings of the joint venture. Kronos was required to purchase one half of the TiO2 produced by the joint venture. All costs and capital expenditures were shared equally with Venator, with the exception of feedstock (purchased natural rutile ore or chlorine slag) and packaging costs for the pigment grades produced. Kronos’ share of net costs was reported as cost of sales as the TiO2 was sold. See Note 6 to our Consolidated Financial Statements.

Operations –  Kronos produced 492,000, 401,000, and 535,000 metric tons of TiO2 in 2022, 2023 and 2024, respectively. Kronos’ production volumes for 2022, 2023 and 2024 through the Acquisition Date include its share of the output produced by its TiO2 manufacturing joint venture. Subsequent to the Acquisition Date, Kronos’ 2024 production volumes include 100% of the production volumes from the LPC facility.

Kronos’ average production capacity utilization rates were approximately 89% in 2022, 72% in 2023 and 96% in 2024. Beginning in the fourth quarter of 2022 and continuing throughout the first quarter of 2024, Kronos adjusted production levels to correspond with reduced customer demand resulting from challenging economic conditions and geopolitical uncertainties. Kronos increased production levels to align with higher overall customer demand in 2024.

Properties –  Kronos operates facilities throughout North America and Europe. Kronos has four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and a TiO2 plant near Lake Charles, Louisiana.

Kronos’ chloride process production and remaining sulfate production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs with only moderate capital expenditures.

The following table presents the division of Kronos’ expected 2025 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	29%	—%
Nordenham, Germany	TiO2 production, sulfate process, co-products	—	10
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	15	—
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	5
Varennes, Canada (3)	TiO2 production, chloride process, slurry facility, titanium chemicals products	15	—
Lake Charles, LA, US (4)	TiO2 production, chloride process	26	—
Total		85%	15%

(1)	The Leverkusen facility is located within a more extensive manufacturing complex. Kronos owns its Leverkusen facility, which represents approximately 29% of Kronos’ current TiO2 production capacity, but Kronos leases the land under the facility under a long-term agreement which expires in 2050. Lease payments are periodically negotiated for periods of at least two years at a time. A third-party operator of the manufacturing complex provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	In the third quarter of 2024, Kronos closed its sulfate process line at its plant in Varennes, Canada.
(4)	Effective July 16, 2024, Kronos obtained full control of LPC. Kronos now fully operates the facility near Lake Charles, Louisiana and owns the land and facility.

Kronos owns the land underlying all of its principal production facilities unless otherwise indicated in the table above.

Kronos also operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. In addition, Kronos operates a rutile slurry manufacturing plant near its Lake Charles, Louisiana, facility, which converts dry pigment primarily manufactured for Kronos at the Lake Charles TiO2 facility into a slurry form that is then shipped to customers.

Kronos has corporate and administrative offices located in the U.S., Germany, Norway, Canada, Belgium, and France.

Raw materials – The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore or chlorine slag), chlorine and petroleum coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Sierra Leone, Canada and India. Kronos purchases feedstock for its chloride process TiO2 from the following primary suppliers for certain contractually specified volumes for delivery extending, in some cases, through 2026:

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

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates a rock ilmenite mine in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2024. Kronos expects ilmenite production from its mine to meet its sulfate process feedstock requirements for the foreseeable future. Kronos expects the raw materials purchased under this contract, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase or specify a range of quantities within which it is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2024.

Raw materials
Production process/raw material	procured or mined
(In thousands of
metric tons)
Chloride process plants -
Purchased slag or rutile ore	464
Sulfate process plants:
Ilmenite ore mined and used internally	233
Purchased ilmenite ore (1)	11
(1)	Relates to Kronos’ Canadian sulfate production line, which was closed in the third quarter of 2024.

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

Kronos sells to a diverse customer base with only one customer representing 10% or more of its net sales in 2024 (Behr Process Corporation – 10%). Kronos’ largest ten customers accounted for approximately 39% of net sales in 2024.

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

Competition – The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of its product grades. Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from its competitors’ products. During 2024, Kronos had an estimated 7% share of worldwide TiO2 sales volume, and based on sales volume Kronos believes it is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are LB Group Co. Ltd, The Chemours Company, Tronox Holdings PLC and Venator Materials PLC. The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 51% of the world’s production capacity.

The following chart shows Kronos’ estimate of worldwide production capacity in 2024:

Worldwide production capacity – 2024
LB Group	13%
Chemours	13%
Tronox	12%
Kronos	7%
Venator	6%
Other	49%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. LB Group previously announced it plans to add an additional 200,000 tons of chloride capacity which we expect will be added incrementally over the next several years. However, several of Kronos’ competitors have recently closed or announced plans to close facilities or otherwise reduce capacity, including Chemours which closed its Taiwan facility with an estimated 160,000 tons of chloride process capacity in 2023 and Venator which announced plans in 2024 to close its Duisburg, Germany facility with an estimated 50,000 tons of sulfate process capacity. In addition, in 2024 Kronos closed its sulfate production line in Varennes, Canada.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity. Therefore, over the past ten years, Kronos and its competitors increased industry capacity through debottlenecking projects; however, this increase only partly compensated for the shut-down of various TiO2 plants throughout the world. Other than through debottlenecking projects and the LB Group expansion mentioned above, Kronos does not expect any significant efforts will be undertaken by Kronos or its principal competitors to further increase capacity and Kronos believes it is unlikely any new TiO2 plants will be constructed in Europe or North America for the foreseeable future. If actual developments differ from Kronos’ expectations, the TiO2 industry and Kronos’ performance could be unfavorably affected.

Research and development – Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new products and applications. Kronos’ expenditures for these activities were approximately $15 million in 2022, $18 million in 2023 and $14 million in 2024. Kronos expects to spend approximately $15 million on research and development in 2025.

Kronos continually seeks to improve the quality of its grades and has been successful in developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles. Since the beginning of 2020, Kronos has added six new grades for pigments and other applications.

Patents, trademarks, trade secrets and other intellectual property rights – Kronos has a comprehensive intellectual property protection strategy that includes obtaining, maintaining and enforcing its patents, primarily in the United States, Canada and Europe. Kronos also registers, maintains, and protects its trademark rights. Kronos maintains the secrecy of its trade secret rights and protects them by means of security protocols and confidentiality agreements. In some instances, Kronos has entered into license agreements with third parties concerning various intellectual property matters. Kronos has also from time to time been involved in disputes over intellectual property.

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

Trademarks – Kronos trademarks, including KRONOS®, are covered by issued and/or pending registrations, including in Canada and the United States. Kronos protects the trademarks it uses in connection with the products it manufactures and sells and has developed goodwill in connection with its long-term use of its trademarks.

Trade secrets – Kronos conducts research activities in secret and it protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security. Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Kronos’ proprietary chloride production process is an important part of its technology and Kronos’ business could be harmed if it fails to maintain confidentiality of its trade secrets used in this technology.

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

Kronos has a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through its KRONOS ecochem® products. Kronos has a published Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all its employees and shared publicly via its website. Kronos has implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, Kronos is focused on energy efficiency at all production locations. Four of its six production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place. These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption and associated Greenhouse Gas (GHG) emissions or enhance efficiency. When possible, Kronos looks for opportunities to partner with local government authorities through grant opportunities to reduce energy consumption and associated GHG emissions. Kronos also actively manages potential water-related risks, including flooding and water shortages. Kronos’ manufacturing facilities are strategically located adjacent to sources of water, which it uses for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

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

From time to time, Kronos’ facilities may be subject to environmental regulatory enforcement under local or national laws. Typically, Kronos updates its compliance programs to resolve these matters. Occasionally, Kronos may pay penalties. To date, such penalties have not involved amounts having a material adverse effect on Kronos’ consolidated financial position, results of operations or liquidity. Kronos believes that all of its facilities are in substantial compliance with applicable environmental laws.

From time to time, new environmental, sustainability, health and safety regulations are passed or proposed in the countries in which Kronos operates or sells its products, seeking to regulate its operations or to restrict, limit or classify TiO2. Kronos believes that it is in substantial compliance with laws applicable to the regulation of TiO2. However, increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase its regulatory and compliance costs.

On October 1, 2021, EU Regulation No. 1272/2008 classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation went into force. Kronos’ dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels. On November 23, 2022 the Court of Justice of the European Union annulled the classification of TiO2 as a suspected carcinogen in its entirety, which decision is currently under appeal.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $17 million in 2024 and are currently expected to be approximately $24 million in 2025.

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

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors. In addition, we have adopted an insider trading policy that applies to both employees and non-employee directors.

Kronos has taken steps to integrate ESG considerations into operating decisions with other critical business factors.  Kronos periodically publishes an ESG Report, which is available on its public website. The primary purpose of its ESG Report is to describe Kronos’ policies and programs in the area of ESG, including certain internal metrics and benchmarks related to various aspects of ESG. Kronos voluntarily developed these internal metrics and benchmarks, which Kronos uses to identify progress and opportunities for improvement. These metrics are not intended to be directly comparable to similar metrics utilized by other companies to track ESG performance, as the standards, methodologies and assumptions used to determine these metrics vary by company and jurisdiction.

HUMAN CAPITAL RESOURCES

Employees – We operate through our subsidiaries and affiliate and through our intercorporate services agreement with Contran (see Note 16 to our Consolidated Financial Statements). We have no direct employees. Our operating results depend in part on Kronos’ and CompX’s ability to successfully manage their human capital resources, including attracting, identifying and retaining key talent. Kronos and CompX each have a well-trained labor force with a substantial number of long-tenured employees. Kronos and CompX provide competitive compensation and benefits to their employees, some of which for Kronos are offered under collective bargaining agreements. In addition to salaries, these programs, which vary by country/region, can include annual bonuses, a defined benefit pension plan (for Kronos), a defined contribution plan with employer matching, a profit sharing plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs and tuition assistance.

We recognize that everyone deserves respect and equal treatment. Kronos and CompX embrace diversity and collaboration in their workforces and business initiatives. Kronos and CompX are equal opportunity employers, and base employment decisions on merit, competence and qualifications, without regard to race, color, national origin, gender, age, religion, disability, sex, sexual orientation or other characteristics protected by applicable law in the jurisdictions in which they operate. Kronos and CompX promote a respectful, diverse and inclusive workplace in which all individuals are treated with respect and dignity.

As of December 31, 2024, CompX employed 510 people, all in the United States.

As of December 31, 2024, Kronos employed the following number of people:

Europe	1,813
Canada	364
United States	347
Total	2,524

CompX believes its labor relations are good at all of its facilities. Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2024, approximately 75% of Kronos’ worldwide workforce is organized under collective bargaining agreements. Kronos did not experience any work stoppages during 2024, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect its business, results of operations, financial position or liquidity.

Health and safety – Kronos and CompX believe protecting the health and safety of their workforce, customers, business partners and the natural environment are core values. Kronos and CompX are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. Kronos and CompX are conducting their businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. Kronos and CompX expect their manufacturing facilities to produce products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and people and have established global policies designed to promote such compliance. Kronos and CompX require their employees to comply with such requirements. Kronos and CompX provide their workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of Kronos’ and CompX’s operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year.

CompX uses lost time incidents as a key measure of worker safety. CompX defines lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. CompX had three lost time incidents in 2022 and one in each of 2023 and 2024.

Kronos monitors conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which it operates. With this data Kronos calculates incident frequency rates to assess the quality of its safety performance. Kronos also tracks overall safety performance at the global level. Each Kronos operating location is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, Kronos collects the location specific information and applies a U.S.-based injury rate calculation to arrive at a global total frequency rate, which is expressed as the number of incidents at its operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Kronos’ global total frequency rate aggregating information about employees and contractors was 1.01 in 2022 (0.86 of the aggregate represents employees only), 0.95 in 2023 (0.74 of the aggregate represents employees only) and 0.70 in 2024 (0.80 of the aggregate represents employees only).

OTHER

In addition to our 87% ownership of CompX and our 31% ownership of Kronos at December 31, 2024, we also hold certain marketable securities and other investments. See Note 5 to our Consolidated Financial Statements.

Regulatory and environmental matters – We discuss regulatory and environmental matters in the respective business sections contained elsewhere herein and in Item 3 – “Legal Proceedings.” In addition, the information included in Note 17 to our Consolidated Financial Statements under the captions “Lead pigment litigation” and “Environmental matters and litigation” is incorporated herein by reference.

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

Kronos’ sales and profitability are largely dependent on the TiO2 industry. In 2024, approximately 90% of Kronos’ sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for Kronos’ products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which Kronos operates its business is concentrated, with the top five TiO2 producers accounting for approximately 51% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Kronos faces significant competition from international and regional competitors, including TiO2 producers in China, who have significant sulfate production process capacity. Chinese producers have also continued to develop chloride process technology, and the risk of substitution of Kronos’ products with products made by Chinese producers could increase if Chinese producers increase the use of chloride process technology and improve the quality of their sulfate and chloride products. Some of Kronos’ competitors may be able to drive down prices for Kronos’ products if their costs are lower than Kronos’ costs, including its competitors with vertically integrated sources of raw materials for the chloride process who may have a competitive advantage during periods of high or rising raw material costs or who operate in regions with less stringent regulatory requirements. In addition, some of Kronos’ competitors’ financial, technological and other resources may be greater than its resources and such competitors may be better able to withstand changes in market conditions. Kronos’ competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Further, consolidation of Kronos’ competitors or customers may result in reduced demand for its products or make it more difficult for Kronos to compete with its competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

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

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which its facilities are located. Titanium-containing feedstocks suitable for use in Kronos’ TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which Kronos purchases or mines its raw material supplies could adversely affect raw material availability. If Kronos or Kronos’ worldwide vendors are unable to meet their planned or contractual obligations and Kronos was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels. Kronos experienced increases in feedstock costs in 2023 and 2024, for example, which affected its margins. Kronos has also experienced higher operating costs such as energy costs. Future variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect its operating results and decrease liquidity as Kronos may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels.

Kronos has supply contracts that provide for its TiO2 feedstock requirements. While Kronos believes it will be able to renew these contracts, as necessary, Kronos does not know if it will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Kronos’ current agreements require it to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $542 million beginning in 2025 and extending through 2026. In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $67 million at December 31, 2024. Kronos’ commitments under these contracts could adversely affect our financial results if Kronos significantly reduces its production and was unable to modify the contractual commitments.

Kronos’ recent acquisition of the remaining 50% interest in LPC may not generate benefits it anticipates and may otherwise affect its business and prospects.

Kronos recently completed the LPC acquisition in which it purchased the 50% ownership interest in LPC it did not previously own. If Kronos experiences unforeseen technological, operation or other difficulties in managing the integration of LPC as its wholly-owned subsidiary, it may not be able to implement the process innovations at the facility that it expects. In addition, Kronos may not be able to achieve the synergies or improve efficiency and product quality that it expects. With or without such difficulties, the integration of the LPC facility into Kronos’ operations may divert significant management time and attention from its other operations. If Kronos fails to successfully integrate LPC into its operations, or if the LPC acquisition does not provide expected synergies or sales increases, or if LPC has unexpected legal or financials liabilities, its business, financial condition, result of operations and prospects could be adversely affected.

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

Financial Risk Factors

Kronos’ leverage may impair our financial condition.

Kronos has a significant amount of debt, primarily related to its 9.50% Senior Secured Notes due 2029 and its 3.75% Senior Secured Notes due 2025, its term loan from Contran, and borrowings on its global revolving credit facility (“Global Revolver”). As of December 31, 2024, Kronos’ total consolidated debt was approximately $507.4 million. Kronos’ level of debt could have important consequences to our stockholders and creditors, including:

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

Indebtedness outstanding under Kronos’ Global Revolver accrues interest at variable rates. To the extent market interest rates rise, the cost of Kronos’ debt could increase, even if the amount borrowed remains the same, adversely affecting its financial condition, results of operations and cash flows.

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts, as discussed above) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $701 million in 2025. Kronos’ ability to make payments on and refinance its debt and to fund planned capital expenditures depends on its ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. In addition, Kronos’ ability to borrow funds under its Global Revolver in the future, in some instances, will depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the credit agreement governing the Global Revolver.

Kronos’ business may not generate cash flows from operating activities sufficient to enable it to pay its debts when they become due and to fund its other liquidity needs. As a result, Kronos may need to refinance all or a portion of its debt before maturity, as it has done in the past. Kronos may not be able to refinance any of its debt in a timely manner on favorable terms, if at all, in the current credit markets. Any inability to generate sufficient cash flows or to refinance its debt on favorable terms could have a material adverse effect on its financial condition and impact its ability to pay a dividend to us.

Changes in currency exchange rates and interest rates can adversely affect Kronos’ net sales, profits and cash flows.

Kronos operates its businesses in several different countries and sells its products worldwide. For example, during both 2023 and 2024, approximately 44% of Kronos’ sales volumes were sold into European markets. The majority (but not all) of Kronos’ sales from its operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar. Therefore, Kronos is exposed to risks related to the need to convert currencies we receive from the sale of its products into the currencies required to pay for certain of its operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of Kronos’ results of operations between periods.

Legal, Compliance and Regulatory Risk Factors

We could incur significant costs related to legal and environmental matters.

We formerly manufactured lead pigments for use in paint. We and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims. The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. We entered into a legal settlement in one public-nuisance lead pigment case and have recognized a material liability related to the settlement. Any additional liability we might incur in the future for these matters could be material. See also Item 3 – “Legal Proceedings – Lead pigment litigation.”

Certain properties and facilities used in our former operations are the subject of litigation, administrative proceedings or investigations arising under various environmental laws. These proceedings seek cleanup costs, personal injury or property damages and/or damages for injury to natural resources. Some of these proceedings involve claims for substantial amounts. Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated. Any liability we might incur in the future could be material. See also Item 3 – “Legal Proceedings – Environmental matters and litigation.”

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

Kronos manufactures and distributes its products globally. Revenue from non-U.S. markets accounted for approximately 68%, 66%, and 66% of Kronos’ revenue for the years ended December 31, 2022, 2023 and 2024, respectively. Kronos has significant international operations which, along with its customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including:

●	global or regional economic downturns;
●	changes in tariffs, trade barriers, and regulatory requirements, such as the enactment of tariffs on goods imported into the U.S. including, but not limited to, the recently enacted tariff on goods imported from Canada where Kronos manufactures a significant portion of the TiO2 it sells in North America. Tariffs could make Kronos’ products more expensive which would reduce demand or require it to absorb the increased costs reducing its operating margins;

●	protectionist laws, policies, and business practices and nationalistic campaigns such as economic sanctions and exchange controls;
●	U.S. relations with the governments of the other countries in which Kronos operates;
●	terrorism, armed conflict (such as the current conflicts between Russia and Ukraine and Israel and Hamas);
●	natural disasters, pandemics or other health crises, climate change, and other events beyond Kronos’ control;
●	difficulties enforcing agreements or other legal rights; and
●	Kronos’ effective tax rate may fluctuate based on the variability of geographic earnings and statutory rates.

TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on Kronos’ results of operations and financial condition.

Kronos is experiencing increasing competition from China. Chinese competition generally has lower operating costs due to less stringent regulatory and environmental compliance requirements and less expensive energy prices.  China has dumped lower cost sulfate process TiO2 into the markets Kronos serves.  In some cases, the TiO2 industry has been successful in getting anti-competitive duties enacted on Chinese imports such as the European duties enacted in 2024.

The U.S. federal government has recently implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. For example, on March 4, 2025, the U.S. government implemented a 25% tariff on all imports from Mexico and Canada into the U.S. As Kronos currently manufactures a significant portion of its North American TiO2 in Canada, if sustained for an extended period of time, the 25% tariff on Kronos’ imports into the U.S. from Canada, without exclusion, will make its products manufactured in Canada and sold into the U.S. more expensive. As a result, demand for these products could be reduced, or Kronos could be required to absorb the increased costs or increase prices of such products. Such tariffs and, if enacted, any further legislation or actions taken by the U.S. government that restrict trade, such as additional tariffs, trade barriers and other protectionist or retaliatory measures taken in response, could adversely impact Kronos’ ability to sell its products in the U.S. or reduce its revenues and gross margins. These measures may also increase Kronos’ costs of Canadian feedstock imported into the U.S. and could adversely impact its gross margins or require Kronos to raise prices thereby making its products less competitive. Additional tariffs imposed by the U.S or any retaliatory or reciprocal tariffs imposed by other countries could also increase the cost of feedstock and other raw materials that go into making TiO2, the extent of which is unknown. The ultimate impact of any tariffs will depend on various factors, including the length of time tariffs are ultimately implemented and the amount, scope and nature of the tariffs.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 1C.CYBERSECURITY

We operate through our subsidiaries and affiliate and receive services through our intercorporate services agreement (ISA) with Contran (see Note 16 to our Consolidated Financial Statements). We recognize the importance of proactively assessing, identifying and managing material risks associated with cybersecurity threats. These risks include, among other things: operational disruptions, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our cybersecurity programs are built on both operational and compliance foundations. The operational component focuses on continuous detection, prevention, measurement, analysis and response to cybersecurity alerts and incidents, and on emerging threats. The compliance component establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility and availability of company data stored, processed or transferred. Our cybersecurity program is fully integrated into our enterprise-wide risk management framework.

Kronos and CompX each have their own cybersecurity programs. Our corporate cybersecurity program is led by our chief information officer (CIO), who is responsible for developing and executing our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our corporate information systems are owned and operated by Contran and provided to us through the ISA. Our CIO, who also serves as the Kronos CIO, reports to our and Kronos’ chief executive officers, respectively. CompX’s cybersecurity program is led by the director of information technology (IT).  The director of IT reports to CompX’s vice president in charge of coordinating operational activities within CompX’s two operating business segments. Both our CIO and the director of IT have extensive information technology and program management experience and lead teams that have many years of experience with each organization. Cybersecurity risks at each company are also reviewed and tested annually through third-party assessments and internal and external information technology audits. Our, Kronos’ and CompX’s information technology teams review cybersecurity risks at least annually, integrating findings into strategic risk assessments.

We, Kronos and CompX continually enhance our cyber defense strategy with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously bolstering our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity. We, Kronos and CompX engage reputable third-party security firms for consultation on industry best practices and regulatory standards and to conduct routine evaluations of our cybersecurity, such as through penetration testing and security audits; these evaluations include testing both the design and operational effectiveness of security controls. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity training through periodic updates. Employees in certain roles also receive additional role-based, specialized cybersecurity training.

We, Kronos and CompX each have a Cybersecurity Incident Disclosure and Controls Committee (CIDAC) which is central to the response and evaluation of cybersecurity incidents. Our CIDAC is comprised of our CIO and other senior executives including our chief executive officer, chief financial officer and general counsel. Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. The IT teams are responsible for categorizing cybersecurity incidents, and those deemed high-risk or critical are escalated to the CIDAC for review and response coordination. Incidents are evaluated to determine materiality and for operational, financial and reputational impact. Our CIDAC, as well as the Kronos and CompX CIDAC, performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents. As needed, we collaborate with external cybersecurity experts and legal advisors to help ensure a robust response strategy.

Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our chief financial officer and CIO, provides regular updates to the board of directors on our cybersecurity posture, emerging threats and our risk mitigation efforts. Our board of directors is apprised of cybersecurity incidents deemed to have significant business impact, even if they are not material to us. The board has delegated some of its primary risk oversight to board committees, including that our audit committee facilitates the board’s process of oversight of our overall risk management approach. Our full board retains oversight of cybersecurity because of its importance to us and visibility with our customers.

In the event of an incident, we follow a structured incident response playbook, which outlines clear and defined steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (such as legal and human resources), senior leadership, and the board, as appropriate. We also conduct post-incident reviews to identify lessons learned and implement continuous improvements.

We, Kronos and CompX face a number of cybersecurity risks. To date, such risks have not materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any major breaches, we actively monitor and mitigate cyber threats, including phishing attempts, malware and targeted attacks. Thus far all such incidents have been minor, isolated and promptly contained. For more information about the cybersecurity risks we face, see the risk factor entitled “Technology failures or cybersecurity breaches could have a material adverse effect on our operations.” in Item 1A- “Risk Factors.”

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

Lead pigment litigation

Our former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (LIA), which discontinued business operations in 2002, have previously been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions were filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others were asserted as class actions. We currently have no pending lead paint class action cases or pending lead paint cases brought by housing authorities, school districts or other government entities.

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). Our sixth installment due in September 2025 will be made with funds already on deposit at the court, which is included in current restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us). Pursuant to the settlement agreement, we placed an additional $9.0 million into an escrow account which was previously included in noncurrent restricted cash on our Consolidated Balance Sheets. Following our fifth $12.0 million installment made in September 2024, these funds became available for use and were reclassified as cash equivalents on our Consolidated Balance Sheet.

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We made the initial $25.0 million payment in September 2019 and five annual installment payments of $12.0 million beginning in September 2020 and each September thereafter through 2024. We recognized an aggregate accretion expense of $.9 million, $.7 million and $.5 million in 2022, 2023 and 2024, respectively.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations. At December 31, 2024, we had accrued approximately $69 million related to approximately 30 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. Excluding the $56.1 million environmental remediation settlement payment made in the first quarter of 2025 (as discussed below), the upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $38 million, including amounts currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2024, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

In June 2008, we received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (“NJDEP”) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey. NJDEP alleged that a waste hauler transported waste from one of our former facilities for disposal at the site in the early 1970s. NJDEP referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name Raritan Bay Slag Site (“RBS Site”).  In 2012, EPA notified NL of its potential liability at this site. In June 2013, NL filed a contribution suit under CERCLA and the New Jersey Spill Act titled NL Industries, Inc. v. Old Bridge Township, et al. (United States District Court for the District of New Jersey, Civil Action No. 3:13-cv-03493-MAS-TJB) against the current owner, Old Bridge Township, several federal and state entities, and a number of private companies.

On February 10, 2025, the United States District Court for the District of New Jersey entered an order approving a consent decree relating to the RBS Site in Middlesex County, New Jersey. The consent decree requires the United States Army Corps of Engineers (and other federal agencies), the State of New Jersey, the Township of Old Bridge, NL, and twenty-two other private companies to pay a total of $151.1 million, plus interest, to resolve all federal and state law claims for past and future response costs under CERCLA and the New Jersey Spill Act, including natural resource damages, contribution, and indemnification, relating to the RBS Site. The consent decree is a global settlement of all such claims relating to the RBS Site and resolves a lawsuit captioned United States of America, et al. v. NL Industries, Inc., et al. (United States District Court for the District of New Jersey, Civil Action No. 3:24-cv-08946) as well as all claims asserted by NL and the other settling parties in NL’s previously filed contribution lawsuit, NL Industries, Inc. v. Old Bridge Township, et al., discussed above.

Under the terms of the consent decree, in the first quarter of 2025 we paid $56.1 million, plus $.5 million interest, toward the global settlement and received approximately $9.6 million from the other private companies participating in the settlement. We recognized aggregate income of approximately $31.4 million in 2024 related to the adjustment of our environmental accrual related to this matter and the recording of a $9.6 million receivable for the funds received in the first quarter of 2025 from the other private companies participating in the settlement. See Note 3 to the Consolidated Financial Statements.

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

In July 2012, we were served in EPEC Polymers, Inc., v. NL Industries, Inc., (United States District Court for the District of New Jersey, Case 3:12-cv-03842-PGS-TJB). The plaintiff, a landowner of property located across the Raritan River from our former Sayreville, New Jersey operation, claims that contaminants from NL’s former Sayreville operation came to be located on its land. The complaint seeks compensatory and punitive damages and alleges, among other things, trespass, private nuisance, negligence, strict liability, and claims under CERCLA and the New Jersey Spill Act. We have denied liability and will defend vigorously against all claims.

In September 2013, EPA issued to NL and 34 other PRPs general notice of potential liability and a demand for payment of past costs and performance of a Remedial Design for the Gowanus Canal Superfund Site in Brooklyn, New York. In March 2014, EPA issued a unilateral administrative order (“UAO”) to NL and approximately 27 other PRPs for performance of the Remedial Design at the site. EPA contends that NL is liable as the alleged successor to the Doehler Die Casting Company, and therefore responsible for any potential contamination at the site resulting from Doehler’s ownership/operation of a warehouse and a die casting plant it owned 90 years ago. In April 2019, the EPA issued a second UAO to NL and approximately 27 other PRPs for performance of certain work related to the Remedial Design at the site. In October 2024, we were served in Brooklyn Union Gas Co. v. Consolidated Edison Co. of New York, et al. (United States District Court for the Eastern District of New York, Case No. 1:24-cv-06993). This complaint asserts claims under CERCLA and New York law against NL and a number of other private parties, federal and state agencies, and agencies of the City of New York. The plaintiff, a former gas manufacturer, seeks to recover a portion of investigation and remediation costs it allegedly incurred to address contamination at the Gowanus Canal Superfund Site. NL has denied liability and will defend vigorously against all claims.

In January 2020, we were sued in Atlantic Richfield, Co. v. NL Industries, Inc., (United States District Court for the District of Colorado, Case 1:20-cv-00234). This is a CERCLA cost recovery action brought by a past owner and operator of certain mining properties located in Rico, Colorado. In 2023, the trial court granted partial summary judgment for NL based on the statute of limitations and the plaintiff appealed that decision to the Court of Appeals for the Tenth Circuit.  In January 2025, the Court of Appeals reversed the trial court’s grant of partial summary judgment and returned the matter to the trial court. We continue to deny liability and will defend vigorously against all claims.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 115 of these types of cases pending, involving a total of approximately 589 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters.

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

Litigation – CompX

In 2024, CompX was served with four lawsuits by public water companies in South Carolina that seek recovery of future costs to remove perfluoroalkyl and polyfluoroalkyl substances (known as “PFAS”) from their water supplies. The lawsuits have been consolidated with other PFAS cases before a single judge in Spartanburg, South Carolina and were subsequently removed to federal court. The defendants in the lawsuits include the manufacturers of PFAS products, as well as companies that allegedly used PFAS-containing products in their manufacturing operations. The four lawsuits naming CompX allege that CompX was one of many companies that used products containing PFAS in its manufacturing operations, and that such operations have collectively impacted drinking water supplies used by the water companies. The plaintiffs do not allege that CompX has failed to comply with, or has violated, any environmental regulation, permit or statute. The plaintiffs instead assert claims under common law theories of negligence, nuisance, trespass, failure to warn, and unfair trade practices. CompX intends to deny liability and will defend vigorously against all claims.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL). As of February 28, 2025, there were approximately 1,423 holders of record of our common stock.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2019 through December 31, 2024. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2019 and the reinvestment of dividends.

	December 31,
	2019	2020	2021	2022	2023	2024
NL common stock	$100	$128	$205	$204	$177	$271
S&P 500 Composite Stock Index	100	118	152	125	158	197
S&P 500 Industrial Conglomerates Index	100	110	116	106	132	182

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2024, 185,750 shares are available for award under this plan. See Note 15 to our Consolidated Financial Statements.

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

Net income overview

Our net income attributable to NL stockholders was $67.2 million, or $1.38 per share, in 2024 compared to a net loss of $2.3 million, or $.05 per share, in 2023 and net income of $33.8 million, or $.69 per share, in 2022.

As more fully described below, the increase in our earnings attributable to NL stockholders from 2023 to 2024 is primarily due to the net effects of:

●	equity in earnings from Kronos in 2024 of $26.4 million compared to equity in losses of $15.0 million in 2023;
●	aggregate income of $31.4 million in 2024 related to the settlement of a liability for an environmental remediation site;
●	an unrealized gain in the relative value of marketable equity securities of $9.8 million in 2024 compared to an unrealized loss of $8.1 million in 2023;
●	lower CompX segment profit of $17.0 million in 2024 compared to $25.4 million in 2023;
●	a non-cash loss on the termination of our U.K. pension plan of $4.9 million in 2023;
●	higher interest and dividend income of $11.0 million in 2024 compared to $9.6 million in 2023; and
●	higher insurance recoveries of $1.4 million in 2024 compared to $.5 million in 2023.

Our 2024 net income per share attributable to NL includes:

●	aggregate income of $.51 per share, net of tax in the fourth quarter of 2024 related to the settlement of a liability for an environmental remediation site;
●	income of $.25 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its investment in the TiO2 manufacturing joint venture;
●	a loss of $.08 per share, net of tax, due to Kronos’ recognition of a non-cash deferred income tax expense related to final tax regulations on the treatment of certain currency translation gains and losses recognized in the fourth quarter;
●	a loss of $.04 per share, net of tax, due to Kronos’ recognition of a non-cash deferred income tax expense related to the recognition of a deferred income tax asset valuation allowance related to its Belgian net deferred tax assets recognized in the fourth quarter, and
●	income of $.02 per share, net of tax, related to insurance recoveries; and
●	a loss of $.01 per share due to Kronos’ recognition of an aggregate charge related to a write-off of deferred financing costs.

Our 2023 net loss per share attributable to NL stockholders includes:

●	a loss of $.08 per share, net of tax, due to the termination of our U.K. pension plan recognized in the second quarter,
●	a loss of $.02 per share, net of tax, due to Kronos’ recognition, primarily in the fourth quarter, of restructuring costs related to workforce reductions,
●	income of $.01 per share, net of tax, due to Kronos’ recognition in the first, second and third quarters of a pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020, and
●	a loss of $.01 per share, net of tax, due to Kronos’ recognition in the fourth quarter of a fixed asset impairment related to the write-off of certain costs resulting from a capital project termination.

As more fully described below, the decrease in our earnings attributable to NL stockholders from 2022 to 2023 is primarily due to the net effects of:

●	equity in losses from Kronos in 2023 of $15.0 million compared to equity in earnings of $31.9 million in 2022,
●	higher interest and dividend income of $9.6 million in 2023 compared to $3.8 million in 2022, and
●	a non-cash loss on the termination of our U.K. pension plan of $4.9 million in 2023.

Our 2023 net loss per share attributable to NL stockholders includes:

●	a loss of $.08 per share, net of tax, due to the termination of our U.K. pension plan recognized in the second quarter,
●	a loss of $.02 per share, net of tax, due to Kronos’ recognition, primarily in the fourth quarter, of restructuring costs related to workforce reductions,
●	income of $.01 per share, net of tax, due to Kronos’ recognition in the first, second and third quarters of a pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020, and
●	a loss of $.01 per share, net of tax, due to Kronos’ recognition in the fourth quarter of a fixed asset impairment related to the write-off of certain costs resulting from a capital project termination.

Our 2022 net income per share attributable to NL stockholders includes income of $.01 per share, recognized in the third quarter, related to Kronos’ business interruption insurance claim arising from Hurricane Laura in 2020.

Outlook

Excluding any potential effects from changes in the relative value of marketable equity securities, we currently expect our net income attributable to NL stockholders in 2025 to be lower than 2024 primarily due to income related to the settlement of a liability for an environmental remediation site recognized in the fourth quarter of 2024 partially offset by higher expected CompX segment profit. See also Item 3 – “Legal Proceedings – Environmental matters and litigation” and Note 17 to our Consolidated Financial Statements.

Income from operations

The following table shows the components of our income from operations.

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(Dollars in millions)
CompX segment profit	$25.4	$25.4	$17.0	—%	(33)%
Insurance recoveries	.1	.5	1.4	399	195
Corporate income (expense), net	(11.8)	(11.8)	19.5	—	(266)
Income from operations	$13.7	$14.1	$37.9	3	168

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(Dollars in millions)
Equity in earnings (losses) of Kronos	$31.9	$(15.0)	$26.4	(147)%	276%
Marketable equity securities unrealized gain (loss)	(8.1)	(8.1)	9.8	1	220
Loss on pension plan termination	—	(4.9)	—	n.m.	n.m.
Other components of net periodic pension and OPEB cost	(1.1)	(1.4)	(1.2)	21	(12)
Interest and dividend income	3.8	9.6	11.0	154	14
Interest expense	(1.0)	(.7)	(.6)	(21)	(29)

n.m. not meaningful

CompX International Inc.

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(Dollars in millions)
Net sales	$166.6	$161.3	$145.9	(3)%	(10)%
Cost of sales	117.8	112.1	104.6	(5)	(7)
Gross margin	48.8	49.2	41.3	1	(16)
Selling, general and administrative expenses	23.4	23.8	24.3	2	2
Segment profit (1)	$25.4	$25.4	$17.0	—	(33)

Percentage of net sales:
Cost of sales	70.7%	69.5%	71.7%
Gross margin	29.3	30.5	28.3
Selling, general and administrative expenses	14.0	14.7	16.7
Segment profit	15.3	15.8	11.7

(1)	We use segment profit to assess the performance of CompX. Segment profit is defined as gross margin less selling, general and administrative expenses directly attributable to CompX’s operations.

Net sales – CompX’s net sales decreased $15.4 million in 2024 compared to 2023 due to lower Marine Components sales to the towboat market and lower Security Products sales to the government security market as a result of sales related to a pilot project that shipped in the third and fourth quarters of 2023 and for which there were no related sales in 2024.

CompX’s net sales decreased approximately $5.3 million in 2023 compared to 2022 due to lower Marine Components sales primarily to the towboat market, partially offset by higher Security Products sales largely in the fourth quarter of 2023.

Cost of sales and gross margin – CompX’s cost of sales decreased in 2024 compared to 2023 primarily due to the effects of lower sales at both Security Products and Marine Components partially offset by higher production costs across both reporting units. As a result, CompX’s cost of sales as a percentage of net sales increased over the same period. CompX’s gross margin as a percentage of sales decreased in 2024 compared to 2023 primarily due to the factors affecting cost of sales and decreased coverage of fixed costs due to lower sales.

CompX’s cost of sales decreased in 2023 compared to 2022 primarily due to the effects of lower production costs at both Security Products and Marine Components as well as lower Marine Components sales. CompX’s gross margin as a percentage of sales increased over the same period primarily due to the factors affecting cost of sales.

Selling, general and administrative expenses – CompX’s selling, general and administrative expenses consist primarily of personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s businesses and its corporate management activities, as well as gains and losses on property and equipment. CompX’s selling, general and administrative expenses increased $.5 million in 2024 compared to 2023 predominantly due to higher employee salary and benefit costs at Security Products. As a percentage of sales, CompX’s selling, general and administrative expenses increased in 2024 compared to 2023 primarily due to increased selling, general and administrative expenses and decreased coverage of selling, general and administrative expenses on lower sales.

CompX’s selling, general and administrative expenses increased in 2023 compared to 2022 predominantly due to higher salary and benefit costs at Security Products which increased by $.6 million. As a percentage of sales, CompX’s selling, general and administrative expenses increased in 2023 compared to 2022 primarily due to the effect of the increased selling, general and administrative expenses on lower sales.

Segment profit – As a percentage of net sales, CompX’s segment profit decreased in 2024 compared to 2023 and increased in 2023 compared to 2022. CompX’s segment profit margins were primarily impacted by the factors impacting net sales, cost of sales, gross margin and selling, general and administrative expenses discussed above.

General – CompX’s profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control its manufacturing costs, primarily comprised of labor costs and materials. The materials used in CompX’s products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass, aluminum and stainless steel. Total material costs represented approximately 46% of CompX’s cost of sales in 2024, with commodity-related raw materials representing approximately 13% of its cost of sales. CompX’s raw material prices were generally stable through the first half of 2024. Beginning in the latter half of the third quarter CompX began to experience moderate increases in certain raw material costs, particularly brass. The zinc market was volatile in 2024, but CompX was successful in making strategic spot buys to keep its costs consistent with 2023. Prices for aluminum and stainless steel, which are the primary raw materials used for the manufacture of CompX’s marine components (including marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs), were relatively stable in 2024 because it took advantage of volume purchase opportunities during the year. In most cases, commodity raw materials CompX purchases include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation and energy. Processing and conversion costs are not expected to decrease and may negate the benefit of softening commodity prices on CompX’s purchases. Based on current economic conditions, CompX expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2025 to be relatively stable, although governmental actions such as tariffs may impact markets.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 – “Business- Raw Materials.”

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their reporting unit profit (see discussion below).

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(Dollars in millions)
Security Products:
Net sales	$114.5	$121.2	$115.2	6%	(5)%
Cost of sales	79.1	82.8	80.5	5	(3)
Gross margin	35.4	38.4	34.7	8	(10)
Operating costs and expenses	12.7	13.5	13.9	6	3
Reporting unit profit (2)	$22.7	$24.9	$20.8	10	(16)

Gross margin	31.0%	31.7%	30.1%
Reporting unit profit margin	19.9	20.6	18.1

(2)	Reporting unit profit includes reporting unit sales less cost of sales and operating costs and expenses directly attributable to the reporting unit. Interunit sales are not material.

Security Products – Security Products net sales decreased 5% to $115.2 million in 2024 compared to $121.2 million in 2023 primarily due to lower sales to the government security market as a result of sales related to a pilot project for a government security customer that shipped in the third and fourth quarters of 2023 and for which there were no related sales in 2024. Relative to prior year, sales were $8.3 million lower to the government security market, $2.0 million lower to the transportation market and $.9 million lower to distributors, partially offset by $4.1 million higher sales to the healthcare market and $.7 million higher sales to the tool storage market. Gross margin as a percentage of net sales for 2024 decreased as compared to 2023 primarily due to lower sales, a less favorable customer and product mix, higher employee related costs (primarily increased medical costs), higher materials costs (primarily brass and electronics) in the latter half of the year and decreased coverage of fixed costs due to lower sales. Security Products reporting unit profit margin decreased for 2024 compared to 2023 primarily due to the factors impacting gross margin, as well as decreased coverage of operating costs and expenses from lower sales and increased operating costs and expenses, including higher employee salaries and benefit costs of $.5 million, primarily in the first half of the year.

Security Products net sales increased 6% to $121.2 million in 2023 compared to $114.5 million in 2022 primarily due to higher sales related to a pilot project for a government security customer. Relative to prior year, sales were $8.3 million higher to the government security market and $1.5 million higher to distributors, partially offset by $1.7 million lower sales to the office furniture market and $.7 million lower sales to the gas station security market. Gross margin as a percentage of net sales for 2023 increased as compared to 2022 primarily due to lower production costs (including lower material, overtime and shipping costs) and increased coverage of fixed costs on higher sales, primarily in the fourth quarter. Reporting unit profit margin increased for 2023 compared to 2022 primarily due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses from higher sales, partially offset by increased operating costs and expenses, including higher employee salaries and benefit costs of $.6 million.

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(Dollars in millions)
Marine Components:
Net sales	$52.1	$40.1	$30.7	(23)%	(23)%
Cost of sales	38.7	29.3	24.1	(24)	(18)
Gross margin	13.4	10.8	6.6	(19)	(39)
Operating costs and expenses	3.8	3.6	3.3	(5)	(8)
Reporting unit profit (2)	$9.6	$7.2	$3.3	(25)	(54)

Gross margin	25.6%	27.0%	21.6%
Reporting unit profit margin	18.4	18.0	10.8

Marine Components – Marine Components net sales decreased 23% in 2024 as compared to 2023 primarily due to $8.7 million lower sales to the towboat market through the first three quarters of 2024, partially offset by higher sales in the fourth quarter of 2024, including $1.1 million higher sales to the towboat market and $1.0 million higher sales to the government market. Relative to the full year of 2023, sales were $7.6 million lower to the towboat market (primarily to original equipment boat manufacturers), $1.4 million lower to the industrial market and $.6 million lower to each the engine builder market and distributors, partially offset by $1.4 million higher sales to the government market. Gross margin as a percentage of sales decreased in 2024 compared to 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix, lower employee salaries and benefits of approximately $1.8 million primarily related to headcount reductions and decreased labor costs of $1.2 million due to lower production volumes. Reporting unit profit as a percentage of net sales decreased in 2024 compared to 2023 due to the factors impacting gross margin, as well as decreased coverage of operating costs and expenses on lower sales, partially offset by reduced operating costs and expenses, including lower employee related expenses of $.2 million.

Marine Components net sales decreased 23% in 2023 as compared to 2022. Relative to prior year, sales were $12.8 million lower to the towboat market (primarily to original equipment boat manufacturers) and $2.0 million lower to the engine builder market, partially offset by $1.2 million higher industrial sales and $.8 million higher sales to the center console boat market. Gross margin as a percentage of sales increased in 2023 compared to 2022 primarily due to lower raw material costs (primarily stainless steel and aluminum), lower supplies costs driven by lower volume, lower shipping costs and lower labor costs from reduced employee overtime due to lower sales volumes, partially offset by decreased coverage of fixed costs as a result of lower sales. Reporting unit profit as a percentage of net sales decreased slightly in 2023 compared to 2022 primarily due to the factors impacting gross margin, as well as decreased coverage of operating costs and expenses from lower sales.

Outlook – As noted above, in the second half of 2023 CompX’s Security Products reporting unit had significant sales related to a pilot project for a government security customer. Excluding these sales in 2023, Security Products sales would have increased in 2024 as compared to 2023 due to increased sales across a variety of markets, particularly increased sales of mechanical locks to the government security market. At CompX’s Marine Components reporting unit, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began in the second quarter of 2023 continued through the third quarter of 2024. Marine Components net sales increased in the fourth quarter of 2024 compared to the fourth quarter of 2023 as a result of stabilizing demand in the towboat market as well as increased sales to the government market. Raw material prices remained relatively stable through the first half of the year; however, beginning in the third quarter of 2024 CompX experienced price increases in certain commodity raw materials, primarily brass and electronic components at Security Products.

CompX expects Security Products net sales in 2025 to improve modestly over 2024, and it expects gross margin and reporting unit profit percentages in 2025 to be slightly above 2024 due to pricing improvements on the Security Products product mix. CompX expects Marine Components net sales to increase in 2025 due to higher expected sales to the government and industrial markets. CompX believes the recreational marine market has stabilized, and it expects Marine Components sales to the towboat market in 2025 will be comparable to 2024. Overall CompX expects Marine Components to have improved gross margins and reporting unit profit percentages in 2025 compared to 2024 due to higher expected sales volumes. During 2024 CompX was aggressive in aligning its production capabilities and inventories to demand levels. In 2025, CompX will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Currently, CompX’s supply chains are stable and transportation and logistical delays are minimal. CompX has in the past experienced global and domestic supply chain challenges, and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the effect of tariffs, and the impact of economic conditions and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Accordingly, these insurance recoveries are recognized when receipt is probable and the amount is determinable. In this regard we received $.5 million and $1.4 million in insurance recoveries in 2023 and 2024, respectively. Recoveries in 2022 were nominal. See Note 17 to our Consolidated Financial Statements.

Corporate income (expense), net – Corporate income was $19.5 million in 2024 compared to corporate expense of $11.8 million in 2023 due to income of $31.4 million recognized in the fourth quarter of 2024 as a result of the settlement of a liability for an environmental remediation site, including income of $9.6 million received from private companies participating in the settlement. Included in corporate (income) expenses are:

●	litigation fees and related costs of $3.0 million in 2024 compared to $4.4 million in 2023, and
●	income from environmental remediation and related cost of $20.3 million in 2024 compared to expenses of $.6 million in 2023.

Corporate expenses were $11.8 million in each of 2022 and 2023. Included in corporate expenses are:

●	litigation fees and related costs of $4.4 million in 2023 compared to $4.2 million in 2022, and
●	environmental remediation and related costs of $.6 million in 2023 compared to $.5 million in 2022.

Overall, we currently expect that our general corporate expenses in 2025 will be higher than in 2024 primarily due to income recognized in 2024 related to the settlement of a liability for an environmental remediation site in the fourth quarter of 2024. See also Item 3 – “Legal Proceedings – Environmental matters and litigation” and Note 17 to our Consolidated Financial Statements.

The level of our litigation fees and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 17 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2025 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2025, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 17 to our Consolidated Financial Statements.

Interest and dividend income – Interest income increased $1.4 million in 2024 compared to 2023 and increased $5.8 million in 2023 compared to 2022 primarily due to higher interest rates and increased investment balances, somewhat offset by lower average balances on CompX’s revolving promissory note receivable from Valhi.

Marketable equity securities – Unrealized gains or losses on our marketable equity securities are recognized in Marketable equity securities on our Consolidated Statements of Operations. See Note 5 to our Consolidated Financial Statements.

Income tax expense (benefit) – We recognized income tax expense of $2.8 million in 2022, an income tax benefit of $7.0 million in 2023 and income tax expense of $14.1 million in 2024.

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received aggregate dividends from Kronos of $26.8 million in each of 2022 and 2023 and $16.9 million in 2024. Our effective tax rate attributable to our equity in earnings (losses) of Kronos, including the effect of non-taxable dividends we received from Kronos, was a 3.4% expense in 2022, a 58.5% expense in 2023 and a 7.5% expense in 2024. The increase in our effective rate from 2022 to 2023 is attributable to the effects of Kronos’ loss in 2023 as compared to earnings in 2022. The decrease in our effective rate from 2023 to 2024 is attributable to the combined effects of Kronos’ earnings in 2024 as compared to loss in 2023 and the lower non-taxable dividend income we received from Kronos in 2024 as compared to 2023.

See Note 14 to our Consolidated Financial Statements for more information about our 2024 income tax items, including a tabular reconciliation of our statutory tax expense to our actual tax expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income is directly attributable to CompX’s net income and reflects CompX’s earnings in 2022, 2023 and 2024.

Related party transactions – We are a party to certain transactions with related parties. See Notes 1 and 16 to our Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Equity in earnings of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(Dollars in millions)
Net sales	$1,930.2	$1,666.5	$1,887.1	(14)%	13%
Cost of sales	1,539.1	1,501.6	1,527.8	(2)	2
Gross margin	$391.1	$164.9	$359.3

Income (loss) from operations	$159.6	$(56.0)	$122.9	(135)	319
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	—	64.5
Other gain (loss), net	(8.8)	.2	5.1
Interest expense	(16.9)	(17.1)	(42.9)
Income (loss) before income taxes	133.9	(72.9)	149.6
Income tax expense (benefit)	29.4	(23.8)	63.4
Net income (loss)	$104.5	$(49.1)	$86.2

Percentage of net sales:
Cost of sales	80%	90%	81%
Income (loss) from operations	8	(3)	7

Equity in earnings (losses) of Kronos Worldwide, Inc.	$31.9	$(15.0)	$26.4

TiO2 operating statistics:
Sales volumes*	481	419	504	(13)%	20%
Production volumes*	492	401	535	(19)	33

Percentage change in TiO2 net sales:
TiO2 sales volumes				(4)%	20%
TiO2 product pricing				(13)	(5)
TiO2 product mix/other				2	(2)
Changes in currency exchange rates				1	—
Total				(14)%	13%
*	Thousands of metric tons

As previously reported, effective the Acquisition Date, of July 16, 2024 Kronos acquired the 50% joint venture interest in LPC previously held by Venator. Prior to the acquisition, Kronos held a 50% joint venture interest in LPC through a wholly-owned subsidiary. LPC was operated as a manufacturing joint venture between Kronos and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. Kronos acquired the 50% joint venture interest that it did not already own for consideration of $185 million less a working capital adjustment. An additional earn-out payment of up to $15 million based on Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 may be required. The acquisition was financed through borrowings of $132.1 million under Kronos’ Global Revolver and the remainder paid with Kronos’ cash on hand. Kronos accounted for the acquisition of the interest in LPC as a business combination. See Note 6 to our Consolidated Financial Statements.

Industry conditions and 2024 overview – Kronos and the TiO2 industry experienced an extended period of significantly reduced demand reflected in its sales volumes beginning in the second half of 2022 and continuing throughout 2023. While demand improved in 2024 resulting in increased sales volumes across all major markets compared to the prior year, overall demand remained below average historical levels. After improving in the first half of 2024, demand moderated in the second half of the year, which placed downward pressure on Kronos’ TiO2 pricing with 2024 average TiO2 selling prices approximately 5% below the average TiO2 selling prices for 2023.

Kronos operated its production facilities at 72% of practical capacity utilization in 2023 in response to decreased demand and higher production costs. As a result of the increase in demand experienced in the fourth quarter of 2023 and the first quarter of 2024, along with more favorable production costs, Kronos began increasing its production rates during the first quarter of 2024 and it operated at near practical capacity in the second, third and fourth quarters of 2024 resulting in 96% of practical capacity utilization in 2024.

The following table shows Kronos’ capacity utilization rates during 2023 and 2024.

	Production Capacity Utilization Rates
	2023	2024
First Quarter	76%	87%
Second Quarter	64%	99%
Third Quarter	73%	92%
Fourth Quarter	75%	97%
Overall	72%	96%

Excluding the effect of changes in currency exchange rates, Kronos’ cost of sales per metric ton of TiO2 sold in 2024 was significantly lower as compared to 2023 primarily due to significant decreases in per metric ton production costs (primarily energy and raw materials).

In response to the extended period of reduced demand in 2023, discussed above, Kronos took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the second half of 2023 that primarily impacted its European operations. A substantial portion of Kronos’ workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Kronos recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of 2023. In the third quarter of 2024, Kronos closed its sulfate process production line at its plant in Varennes, Canada. As a result of the process line closure, Kronos recognized charges to cost of sales of approximately $2 million during 2024 related to workforce reductions. Kronos also recognized approximately $14 million in non-cash charges primarily related to accelerated depreciation in the second and third quarters of 2024.

Net sales – Kronos’ net sales in 2024 increased 13%, or $220.6 million, compared to 2023 primarily due to the effects of a 20% increase in sales volumes due to improved overall demand across all major markets (which increased net sales by approximately $333 million) partially offset by a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $83 million). Changes in product mix negatively contributed to net sales, primarily due to changes in product sales mix in export markets in 2024 as compared to 2023. Additionally, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $5 million in 2024 as compared to 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Incremental sales volumes resulting from the LPC acquisition did not significantly impact comparisons to the prior year.

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

Cost of sales and gross margin – Kronos’ cost of sales increased $26.2 million, or 2%, in 2024 compared to 2023 due to the net effects of a 20% increase in sales volumes, a 33% increase in production rates resulting in reduced unabsorbed fixed production costs, and lower production costs of approximately $115 million (primarily energy and raw materials). Kronos’ unabsorbed fixed production costs in 2024 were $12 million (incurred in the first quarter) compared to $96 million in 2023 related to curtailments that began in 2022 and continued into the first quarter of 2024, as discussed above. Kronos’ cost of sales in 2024 include a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges related to the closure of its sulfate process line in Canada discussed above. Sales and production volumes resulting from the LPC acquisition did not materially impact comparisons to the prior year.

Kronos’ cost of sales as a percentage of net sales decreased to 81% in 2024 compared to 90% in 2023 primarily due to the favorable effects of increased sales, lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Kronos’ gross margin as a percentage of net sales increased to 19% in 2024 compared to 10% in 2023. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales increased primarily due to higher sales and production volumes as well as lower production costs, partially offset by lower average TiO2 selling prices.

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

Kronos’ gross margin as a percentage of net sales decreased to 10% in 2023 compared to 20% in 2022. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to lower production and sales volumes, lower average TiO2 selling prices, higher production costs and changes in currency exchange rates.

Other operating income and expense, net – Kronos’ selling, general and administrative expense increased $14.4 million, or 7%, in 2024 compared to 2023. This increase was primarily due to higher distribution costs related to higher overall sales volumes compared to 2023. Kronos’ selling, general and administrative expense in 2024 also includes $2.2 million of transaction costs incurred in connection with the LPC acquisition. Selling, general and administrative expense also decreased due to lower costs related to workforce reductions in 2024 compared to 2023. Kronos’ selling, general and administrative expenses decreased $20.1 million, or 9%, in 2023 compared to 2022 primarily due to lower distribution costs related to lower overall sales volumes during the year. Selling, general and administrative expense as a percentage of net sales increased in 2023 compared to 2022 as a result of lower net sales and $5.8 million in charges related to workforce reductions.

Income (loss) from operations – Kronos had income from operations of $122.9 million in 2024 compared to a loss from operations of $56.0 million in 2023 as a result of the factors impacting gross margin discussed above. Kronos recognized a gain of $2.5 million in 2023 related to cash received from the settlement of a business interruption insurance claim. Kronos estimates that changes in currency exchange rates increased income from operations by approximately $10 million in 2024 as compared to 2023, as further discussed below.

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

Other non-operating income (expense) – Kronos recognized a gain on the remeasurement of its investment in LPC of $64.5 million in 2024 as a result of the acquisition. Kronos’ interest expense in 2024 increased $25.8 million compared to 2023 primarily due to higher interest rates on the debt exchange and the issuance of new notes discussed below and higher average debt balances as a result of the LPC acquisition. As a result of the exchange, Kronos’ interest expense for 2024 also includes a charge of $1.5 million for the write-off of deferred financing costs. Kronos recognized a gain of $1.2 million on the change in value of its marketable equity securities in 2024 compared to a loss of $1.0 million in 2023. Kronos’ other components of net periodic pension and OPEB cost in 2024 decreased $4.1 million compared to 2023 primarily due to a higher expected return on plan assets, lower discount rates impacting interest costs and a non-recurring $1.3 million in settlement costs related to the termination and buy-out of its U.K. pension plan in the second quarter of 2023.

Kronos recognized unrealized losses of $1.0 million in each of 2023 and 2022 on the change in value of its marketable equity securities. Kronos’ other components of net periodic pension and OPEB cost in 2023 decreased $7.2 million compared to 2022 primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $1.3 million in settlement costs related to the termination and buy-out of its pension plan in the United Kingdom during the second quarter of 2023. Kronos’ interest expense in 2023 was comparable to interest expense in 2022.

Income tax expense (benefit) – Kronos recognized income tax expense of $63.4 million in 2024 compared to an income tax benefit of $23.8 million in 2023. The difference is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Kronos’ income tax expense in 2024 includes a non-cash deferred income tax expense of $8.2 million, recognized in the fourth quarter, related to the recognition of a deferred income tax asset valuation allowance related to its Belgian net deferred tax assets. Kronos continues to believe it will ultimately realize the full benefit of its Belgian NOL carryforwards, in part because of their indefinite carryforward period. However, Kronos’ ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period. Until such time as Kronos is able to reverse the valuation allowance in full, to the extent it generates additional losses in Belgium in the intervening periods, Kronos’ effective income tax rate will be negatively impacted, because any further losses will effectively be recognized without the net income tax benefit.

On December 10, 2024, the Department of the Treasury and the Internal Revenue Service released final currency regulations under §987 and related rules (the “2024 Final Regulations”). The 2024 Final Regulations generally apply to tax years beginning after December 31, 2024, and include transition rules that require Kronos to compute a pretransition gain or loss for currency translation related to the operations, assets and liabilities of its non-U.S. qualified business units. Pursuant to the 2024 Final Regulations, Kronos has calculated a pretransition gain of $77.1 million and, accordingly, its income tax expense in 2024 includes a non-cash deferred income tax expense of $16.5 million recognized in the fourth quarter.

Kronos recognized an income tax benefit of $23.8 million in 2023 compared to income tax expense of $29.4 million in 2022. The difference is primarily due to lower earnings in 2023 and the jurisdictional mix of such earnings.

Kronos’ consolidated effective income tax rate in 2025 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of Kronos’ non-U.S. operations will be higher than the income tax rates applicable to its U.S. operations and due to the expected mix of earnings.

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

Kronos fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates - 2024 vs 2023
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$5	$5
Income (loss) from operations	1	2	1	9	10

The $5 million increase in Kronos’ net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2024 did not have a significant effect on Kronos net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $10 million increase in Kronos’ income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations, and
●	Approximately $9 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro caused additional net translation gains as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects on euro-denominated operating costs being translated into more U.S. dollars in 2024 as compared to 2023.

Impact of changes in currency exchange rates - 2023 vs 2022
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022
			(In millions)
Impact on:
Net sales	$—	$—	$—	$10	$10
Income from operations	12	1	(11)	27	16

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

Outlook

Overall Kronos’ customer demand improved in 2024 compared to the historical low demand it experienced during 2023, although demand levels remained below historical averages and customer demand moderated in the second half of the year as compared to the first half of the year across all major markets. Kronos expects demand to improve in 2025, particularly in Europe where the European Commission enacted duties on Chinese imports of TiO2 in mid-2024; however, it expects overall demand will remain below historical levels due to continued global economic uncertainty caused, in part, by the potential implementation of tariffs by the U.S. and other countries. Kronos believes customer inventory levels were low at the end of 2024 due to customer hesitancy to build inventory late in the year, and it is receiving customer orders on shorter notice than it experienced early in 2024 indicating that customers have a cautious demand outlook and are carefully managing inventory levels. TiO2 selling prices softened in the second half of 2024 in response to sluggish demand and competitive pressures. Kronos expects these pricing pressures to be somewhat mitigated in 2025, particularly in Europe, as a result of the duties enacted on low-cost imports from China. Kronos is operating its facilities at production rates in line with the current and expected near-term demand and believe its production rates for 2025 will be slightly above 2024 rates.

Kronos is focused on cost reduction initiatives designed to improve its long-term cost structure. In 2023, Kronos implemented targeted workforce reductions and certain ongoing process improvement initiatives. In the third quarter of 2024, Kronos closed its Canadian sulfate process line to improve gross margins through the optimization of production of its purified grades. Raw material, energy and other input costs generally improved during 2024; however, energy costs in Europe have trended up in recent months and remain above historical levels. Kronos expects raw material and other input costs will continue to moderate in 2025. Overall, primarily due to improved demand, Kronos expects to report higher operating results for the full year of 2025 as compared to 2024, although it will need to achieve TiO2 selling price increases in order to recognize margins more in-line with historical levels.

As noted above, Kronos acquired full control of LPC in July 2024. Kronos believes this acquisition is a unique opportunity to immediately add value to its customers and better serve the North American marketplace by allowing it to expand its product offerings and increase sales to new and existing customers while recognizing significant synergies, including commercial, overhead and supply chain optimization. Kronos is in the process of fully integrating the additional LPC production capacity, and it expects the acquisition will have a positive impact on its earnings in 2025, although the potential positive impact will be limited by competitive pressures and by the additional debt service costs associated with the increase in borrowings to complete the transaction. With the increased borrowing availability under Kronos’ Global Revolver, as well as cash on hand, Kronos was able to finance the required working capital for the improvement needed to fully integrate the acquired LPC production capacity.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. Kronos’ operations are affected by global and regional economic, political and regulatory factors, and it has experienced global market disruptions. As noted above, energy costs in Europe, which spiked when Russia invaded Ukraine, remain above historical levels. In addition, Kronos operates a TiO2 facility in Canada, and the majority of production from that facility is currently sold into the U.S. The U.S. federal government’s recently enacted 25% tariff on Kronos’ imports from Canada could harm its ability to compete and adversely impact its earnings and profitability if such tariffs are sustained for an extended period of time without exclusion. Kronos has begun to implement strategies to minimize the potential impacts. Future impacts on Kronos’ operations will depend on, among other things, future energy costs, the effect newly enacted tariffs have on jurisdictions in which Kronos or its customers and suppliers operate, Kronos’ success in implementing mitigation strategies, and the impact economic conditions and geopolitical events have on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Operations outside the United States

Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates. At December 31, 2024, Kronos had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

●	Contingencies – We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Obligations for environmental remediation costs are difficult to assess and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2025, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental remediation and related costs accruals (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 17 to our Consolidated Financial Statements.

●	Long-lived assets – The net book value of our property and equipment totaled $24.0 million at December 31, 2024, all of which relates to CompX. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2024 because no such impairment indicators were present.

●	Goodwill – Our net goodwill totaled $27.2 million at December 31, 2024, all related to CompX’s Security Products reporting unit. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. CompX performs its annual goodwill impairment test in the third quarter of each year or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances may include: adverse industry or economic trends, lower projections of profitability, or a sustained decline in CompX’s market capitalization. These events or circumstances, among other items, may be indications of potential impairment issues which are triggering events requiring the testing of an asset’s carrying value for recoverability. An entity may first assess qualitative factors to determine whether it is necessary to complete a quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

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

In 2024, CompX used the qualitative assessment for its annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as it concluded it is more-likely-than-not the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 7 to our Consolidated Financial Statements.

Defined benefit pension plans – We maintain a defined benefit pension plan in the U.S. As a result of the spin-off of Kronos in 2003, Kronos participates in our pension plan. Using participant data, we account for our portion of the combined pension plan as if it were a separate pension plan from the portion in which Kronos participates. As a result of the LPC acquisition in July 2024 (see Note 6 to our Consolidated Financial Statements), Kronos acquired the LPC defined benefit pension plan, which was overfunded on the Acquisition Date. Effective December 31, 2024, the LPC defined benefit pension plan was merged into our combined U.S. pension plan. Because we account for our portion of the combined pension plan separately, the plan merger did not impact our Consolidated Financial Statements. See Note 11 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan expense of $1.4 million in 2022, $6.5 million in 2023, including the loss on the termination of the U.K. pension plan of $4.9 million discussed above and $1.4 million in 2024. The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes. We made contributions to our plans of approximately $1.2 million in 2022. In 2023, we made a net contribution of $.2 million to our plans (a contribution of approximately $1.1 million to our U.S. plan and a refund of approximately $.9 million as a result of the termination of the U.K. plan). In 2024, we made a contribution of $1.0 to our U.S. plan.

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

At December 31, 2024, our projected benefit obligations for our U.S. defined benefit plan is $26.6 million. As noted above, we terminated our U.K. pension plan in May 2023. We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plan we maintain in the United States and previously in the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at	Obligations at	Obligations at
	December 31,	December 31,	December 31,
	2022 and	2023 and	2024 and
	expense in 2023	expense in 2024	expense in 2025
United States	5.3%	5.0%	5.5%
United Kingdom (through date of plan termination)	4.3%	N/A	N/A

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

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g., equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. See Note 11 to our Consolidated Financial Statements.

Our assumed long-term rates of return on plan assets for 2022, 2023 and 2024 were as follows:

	2022	2023	2024
United States	4.0%	5.0%	5.0%
United Kingdom (through date of plan termination)	1.3%	4.3%	N/A

Our long-term rate of return on plan asset assumptions in 2025 used for purposes of determining our 2025 defined benefit pension plan expense is 5.0%. As noted above, during 2022 and through the approximate plan termination date in 2023, all of the assets of the U.K. plan were invested primarily in insurance contracts.

Based on the actuarial assumptions described above, we expect to recognize defined benefit pension expense of approximately $1.3 million in 2025. In comparison, we do not expect to be required to make any contributions to such plan during 2025.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for our plan as of December 31, 2024, our aggregate projected benefit obligation would have increased by approximately $.6 million at that date. Such a change would not materially impact our defined benefit pension expense for 2025. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for our plan, such a change would not materially impact our defined benefit pension expense for 2025.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations. Changes in working capital are primarily related to changes in receivables and inventories (as discussed below) and payables and accrued liabilities. Net cash provided by operating activities was $25.6 million in 2024 compared to $37.0 million in 2023. The $11.4 million decrease in cash provided by operating activities includes the net effects of:

●	lower dividends received from Kronos in 2024 of $9.9 million;
●	lower segment profit from CompX in 2024 of $8.4 million;
●	a $4.1 million increase in interest received in 2024 due to higher interest rates and increased investment balances, offset by lower average balances on CompX’s revolving promissory note receivable from affiliate;
●	lower net cash used for relative changes in receivables, inventories, prepaid expenses, payables and accrued liabilities in 2024 of $3.2 million; and
●	a $.4 million increase in cash paid for taxes in 2024 due to the relative timing of payments.

Net cash provided by operating activities was $37.0 million in 2023 compared to $26.9 million in 2022. The $10.1 million increase in cash provided by operating activities includes the net effects of:

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

	Years ended December 31,
	2022	2023	2024

	(In millions)
Net cash provided by operating activities:
CompX	$16.9	$25.8	$22.9
NL Parent and wholly-owned subsidiaries	39.6	21.9	37.1
Eliminations	(29.6)	(10.7)	(34.4)
Total	$26.9	$37.0	$25.6

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, our total average days sales outstanding decreased from December 31, 2023 to December 31, 2024 and is primarily impacted by the timing of sales and collections in the last month of the year. As shown below, our average number of days in inventory at December 31, 2024 was comparable to December 31, 2023 primarily due to an increase at CompX’s Security Products reporting unit due to the fulfillment and shipping of a significant order during the fourth quarter of 2023, partially offset by a decrease at CompX’s Marine Components reporting unit due to elevated inventory balances at December 31, 2023 as a result of prior orders of certain raw materials with longer lead times delivered in the fourth quarter of 2023. For comparative purposes, we have provided 2022 numbers below.

	2022	2023	2024
Days sales outstanding	41 days	36 days	33 days
Days in inventory	99 days	95 days	94 days

Investing activities

Capital expenditures, substantially all of which relate to CompX, have primarily emphasized improving manufacturing facilities and investing in manufacturing equipment, utilizing new technologies and increased automation of the manufacturing process, to provide for increased productivity and efficiency in order to meet expected customer demand and properly maintain facilities and technology infrastructure. Capital expenditures were $3.7 million in 2022, $1.1 million in 2023 and $1.4 million in 2024. Capital expenditures in 2022 were higher as CompX accelerated the timeline for certain projects designed to increase its capacity and improve its capabilities in response to strong customer demand. Beginning in the latter half of 2022 and continuing through 2024, CompX limited investments primarily to those expenditures required to meet its existing demand and to properly maintain its facilities and technology infrastructure.

Investing activities also include net collections of $5.5 million ($24.3 million of gross borrowings and $29.8 million of gross repayments) in 2022, net collections of $2.6 million ($27 9 million of gross borrowings and $30.5 million of gross repayments) in 2023 and net collections of $1.3 million ($25.0 million of gross borrowings and $26.3 million of gross repayments) in 2024 under a promissory note receivable from an affiliate. See Note 16 to our Consolidated Financial Statements.

During 2022, we purchased U.S. treasury marketable securities totaling $70.0 million. During 2023, we purchased U.S. treasury marketable securities totaling $61.4 million, and received gross proceeds totaling $82.0 million related to U.S. treasury bill maturities. During 2024, we received gross proceeds of $54.0 million related to U.S. treasury bill maturities. See Note 5 to our Consolidated Financial Statements.

During 2024, we had proceeds from the sale of land not used in our operations of $5.0 million.

Financing activities

Quarterly dividends paid totaled $13.7 million ($.28 per share, or $.07 per share per quarter) in each of 2022 and 2023 and $15.6 million ($.32 per share, or $.08 per share per quarter in 2024). In addition, our board of directors declared special dividends which totaled $17.1 million ($.35 per share) paid in August 2022 and $21.0 million ($.43 per share) paid in August 2024. In February 2025 our board of directors declared a first quarter 2025 dividend of $.09 per share, to be paid on March 27, 2025 to NL stockholders of record as of March 11, 2025. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities include CompX dividends paid to its stockholders other than us aggregating $4.3 million in 2022 ($2.7 million of which relates to a special dividend), $1.6 million in 2023 and $5.0 million in 2024 ($3.1 million of which relates to a special dividend).

During 2022, CompX acquired 78,900 shares of its Class A common stock (8,900 shares from affiliates in two private transactions, and 70,000 shares in a single market transaction) for an aggregate purchase price of $1.7 million.

Outstanding debt obligations

At December 31, 2024, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at December 31, 2024. See Note 10 to our Consolidated Financial Statements

At December 31, 2024, Kronos had $10 million outstanding on its Global Revolver. Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated as of December 31, 2024 was approximately $278 million. Effective July 17, 2024, Kronos completed an amendment to its Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increased the maximum borrowing amount from $225 million to $300 million, extended the maturity date to July 2029 and expanded the facility to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. The LPC acquisition was financed through borrowings of $132.1 million under Kronos’ Global Revolver with the remainder paid with cash on hand.  In February 2024, Kronos exchanged €325 million principal amount of its outstanding 3.75% Senior Secured Notes due in September 2025 (the “Old Notes”) for newly issued €276.174 million 9.50% Senior Secured Notes due March 2029 (the “New Notes”) plus additional cash consideration of €48.75 million ($52.6 million) paid to the holders of the Old Notes and entered into a $53.7 million unsecured term loan from Contran Corporation due in September 2029 (the “Contran Term Loan”). On July 30, 2024, Kronos issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes” and, together with the Old Notes and the New Notes, the “Senior Secured Notes”). The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million, after fees and expenses. The Additional New Notes are fungible with the New Notes, are treated as a single series with the New Notes and have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings incurred under Kronos’ Global Revolver. Subsequent to the issuance of the Additional New Notes, the Contran Term Loan was amended in August 2024 to change the interest rate from 11.5% (which had been determined by adding an additional spread of 2% to the final interest rate on the New Notes issued in February 2024) to 9.54% (determined by adding a spread of 2% to the effective interest rate of the Additional New Notes issued in July 2024). In each case, the spread used to determine the rate was based upon comparable debt transactions at the time of the issuance of the applicable notes.

The Contran Term Loan is subordinated in right of payment to Kronos’ Senior Secured Notes and Kronos’ Global Revolver. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos is in compliance with all of its debt covenants at December 31, 2024. Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facility through its maturity; however, if its future operating results differ materially from its expectations it may be unable to maintain compliance.

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

At December 31, 2024, we had aggregate restricted and unrestricted cash, cash equivalents and current marketable securities of $184.2 million, substantially all of which was held in the U.S. A detail (in millions) by entity is presented in the table below.

Amount
(In millions)
CompX	$60.8
NL Parent and wholly-owned subsidiaries	123.4
Total	$184.2

In addition, at December 31, 2024 we owned 1.2 million shares of Valhi common stock with an aggregate market value of $28.0 million. See Note 5 to our Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at December 31, 2024 with an aggregate market value of $343.4 million. See Note 6 to our Consolidated Financial Statements.

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

Based upon our expectations of operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2025). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At December 31, 2024, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing under the facility. See Note 10 to our Consolidated Financial Statements.

Capital expenditures

Capital expenditures for 2025 are estimated at approximately $3.2 million, substantially all of which relate to CompX. CompX’s 2025 capital investments are primarily to meet its expected customer demand and those required to properly maintain its facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2025, based on the number of shares of common stock of these affiliates we own as of December 31, 2024 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	December 31, 2024	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.05	$7.0
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$20.3

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

As more fully described in the Notes to our Consolidated Financial Statements, we are party to various debt, leases and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Note 10 to our Consolidated Financial Statements. See Notes 1 and 14 to our Consolidated Financial Statements for a description of certain income tax contingencies.  Additionally, CompX has purchase obligations of $19.8 million ($19.3 million payable in 2025 and $.5 million payable in 2026/2027) which consists of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2024. The timing and amount for purchase obligations is based on the contractual payment amount and the contractual payment date for those commitments.

Recent accounting pronouncements

See Note 19 to our Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General – We are exposed to market risk from changes in currency exchange rates, interest rates, raw materials and equity security prices.

Interest rates – We are exposed to market risk from changes in interest rates, primarily related to our indebtedness, CompX’s note receivable from affiliate and our investment in marketable debt securities. We have an outstanding principal amount of indebtedness of $.5 million at December 31, 2024 bearing interest at prime plus 1.875%

(9.4% at December 31, 2024) with a maturity date of December 31, 2030. The carrying value of such outstanding indebtedness approximates its fair value.

The outstanding principal amount of the note receivable from affiliate of $9.3 million at December 31, 2024 bears interest at prime plus 1.0% (8.5% at December 31, 2024). We received interest income of $1.0 million from the note during 2024.

Marketable equity security prices – We are exposed to market risk due to changes in prices of the marketable equity securities which we own. The fair value of our equity securities at December 31, 2023 and 2024 was $18.2 million and $28.0 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $1.8 million and $2.8 million at December 31, 2023 and 2024, respectively.

Raw materials – CompX will occasionally enter into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity-related raw material costs. CompX does not have long-term supply agreements for its raw material requirements because either it believes the risk of unavailability of those raw materials is low and it believes the downside risk of price volatility to be too great or because long-term supply agreements for those materials are generally not available. CompX does not engage in commodity raw material hedging programs.

Other – The discussion and sensitivity analysis presented above include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections of future events, gains or losses. Such forward-looking statements are subject to certain risks and uncertainties, some of which are listed in “Business."

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE. During 2024, our chief executive officer filed such annual certification with the NYSE. The 2024 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2024 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2025 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2025 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2025 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2025 proxy statement. See also Note 16 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to our 2025 proxy statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)Financial Statements

The Registrant

The Consolidated Financial Statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The Consolidated Financial Statements of Kronos (31%-owned at December 31, 2024) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1. The Registrant is not required to provide any other Consolidated Financial Statements pursuant to Rule 3-09 of Regulation S-X.

(b)Exhibits

We have included as exhibits the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2024 will be furnished to the Commission upon request.

Item No.	Exhibit Index

3.1

Certificate of Amended and Restated Certificate of Incorporation dated May 22, 2008 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 23, 2008.

3.2

Amended and Restated Bylaws of NL Industries, Inc. as of October 26, 2023 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 26, 2023.

4.1	Description of the Registrant’s Capital Stock –.incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.1

Lease Contract dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) – incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1985. (P)

10.2

Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. – incorporated by reference to Exhibit 10.9 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047). (P)

10.3

Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and Kronos International, Inc. – incorporated by reference to Exhibit 10.10 to Kronos International, Inc.’s Registration Statement on Form S-4 (File No. 333-100047).

Item No.	Exhibit Index
10.4

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2016 – incorporated by reference to Exhibit 10.26 to the Kronos Worldwide, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

10.5 *	Kronos Worldwide, Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 4.4 of Kronos Worldwide, Inc. Registration statement on Form S-8.
10.6 *	CompX International Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 10.2 of CompX International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.7 *	NL Industries, Inc. 2023 Non-Employee Director Stock Plan – incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2023.
10.8

Second Amended and Restated Agreement Regarding Shared Insurance among CompX International Inc., Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc. and Valhi, Inc. dated January 25, 2019 – incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.9

Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q  for the quarter ended March 31, 2004.

10.10

Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 to the CompX International Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

10.11

Intercorporate Services Agreement by and between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to the NL Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.12

Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. dated as of January 1, 2020 – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Annual Report on Form 10-K  for the year ended December 31, 2019.

10.13

Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation dated as of January 1, 2020 – incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (for the year ended December 31, 2019.

10.14

Unsecured Revolving Demand Promissory Note dated December 31, 2024 in the principal amount of $25.0 million executed by Valhi, Inc. and payable to the order of CompX International Inc. – incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of CompX International Inc. for the year ended December 31, 2024.

10.15

Loan Agreement between NLKW Holding, LLC, as Borrower, and Valhi, Inc., as Lender, dated as of November 14, 2016 – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.15.1

First Amendment to Loan Agreement between NLKW Holding, LLC, as Borrower, and Valhi, Inc. as Lender, dated as of November 9, 2022 –incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registration dated November 9, 2022.

Item No.	Exhibit Index
10.16

Pledge and Security Agreement made by and between NLKW Holding, LLC in favor of Valhi, Inc., dated as of November 14, 2016 – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.17

Back-to-Back Loan Agreement between the registrant, as Borrower, and NLKW Holding, LLC, as Lender, dated as of November 14, 2016 – incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.17.1

First Amendment to Back-to-Back Loan Agreement between NL Industries, Inc., as Borrower, and NLKW Holding, LLC, as Lender, dated as of November 9, 2022 – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant dated November 9, 2022.

10.18

Back-to-Back Pledge and Security Agreement made by and between the registrant in favor of Valhi, Inc., dated as of November 14, 2016 – incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant dated November 14, 2016 and filed on November 15, 2016.

10.19

Indenture, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos Worldwide, Inc. dated September 13, 2017 and filed on September 13, 2017.

10.19.1

Supplemental Indenture No. 1, dated as of February 12, 2024, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to Kronos Worldwide Inc.’s Current Report on Form 8-K filed on February 12, 2024.

10.19.2

Supplemental Indenture No. 2, dated as of August 8, 2024, among Louisiana Pigment Company, L.P. and Kronos LPC, LLC (as new guarantors under the Indenture dated as of September 13, 2017, as amended), Kronos International, Inc., and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.20

Indenture, dated as of February 12, 2024, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.2 to Kronos Worldwide Inc.’s Current Report on Form 8-K filed on February 12, 2024.

10.20.1

First Supplemental Indenture dated as of July 30, 2024, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed on July 30, 2024.

10.20.2

Second Supplemental Indenture dated as of August 8, 2024, among Louisiana Pigment Company, L.P. and Kronos LPC, LLC (as new guarantors under the Indenture dated as of February 12, 2024, as amended), Kronos International, Inc., and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.21

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kronos Worldwide, Inc. dated September 13, 2017 and filed on September 13, 2017.

Item No.	Exhibit Index
10.21.1

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

10.21.2

Additional Notes Priority Joinder Agreement dated July 30, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent. – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 30, 2024.

10.21.3

Joinder No. 1 dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Pledge Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended September 30, 2024.

10.21.4

Pledge Amendment dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, executed by Kronos Louisiana, Inc. and Kronos LPC, LLC regarding additional pledged securities – incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended September 30, 2024.

10.22

Credit Agreement dated as of April 20, 2021 by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.22.1

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

10.22.2

Second Amendment to Credit Agreement dated July 17, 2024 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association as administrative agent and the lenders a party thereto – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 17, 2024.

10.22.3

Third Amendment to Credit Agreement dated December 19, 2024 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.1 to Kronos Worldwide’s Current Report on Form 8-K filed on December 19, 2024.

10.23

Guaranty and Security Agreement dated as of April 20, 2021, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item No.	Exhibit Index
10.23.1

First Amendment to Guaranty and Security Agreement, entered into as of July 17, 2024, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender, amending Guaranty and Security Agreement dated as of April 20, 2021 – incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended September 30, 2024.

10.23.2

Joinder No. 1 dated as of August 7, 2024, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Guaranty and Security Agreement dated as of April 20, 2021, as amended  – incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended September 30, 2024.

10.24

Unsecured Subordinated Term Promissory Note dated February 12, 2024 in the principal amount of $53,705,000 executed by Kronos Worldwide, Inc. and the guarantors named therein and payable to the order of Contran Corporation – incorporated by reference to Exhibit 4.5 to Kronos Worldwide Inc.’s Current Report on Form 8-K filed on February 12, 2024.

10.24.1

First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024, executed by Kronos Worldwide, Inc. and Contran Corporation as of August 7, 2024 – incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.25

Purchase and Sale Agreement dated July 16, 2024 by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd. and Venator Materials PLC – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 17, 2024.

10.25.1

Amendment to Purchase and Sale Agreement dated August 13, 2024, by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd., Venator Materials PLC. and Louisiana Pigment Company, L.P, amending Purchase Agreement dated as of July 16, 2024 – incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended September 30, 2024.

10.26 **

Consent Decree effective February 10, 2025, among NL Industries, Inc., the United States of America (on behalf of several agencies) and certain other plaintiff parties and defendant parties, relating to the Raritan Bay Slag Superfund Site.

19.1 **	NL Industries, Inc. Insider Trading Policy.
21.1 **	Subsidiaries of the Registrant
23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.
23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.
31.1 **	Certification
31.2 **	Certification
32.1 **	Certification
97*	Policy for the Recovery of Erroneously Awarded Compensation – incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.
99.1	Consolidated Financial Statements of Kronos Worldwide, Inc. – incorporated by reference to Kronos’ Annual Report on Form 10-K for the year ended December 31, 2024.

Item No.	Exhibit Index
101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
**	Filed herewith

(P)Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc.
(Registrant)

By:	/s/Courtney J. Riley
Courtney J. Riley, March 6, 2025
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 6, 2025	John E. Harper, March 6, 2025
(Chair of the Board (non-executive))	(Director)

/s/ Michael S. Simmons	/s/ Meredith W. Mendes
Michael S. Simmons, March 6, 2025	Meredith W. Mendes, March 6, 2025
(Vice Chairman and Director)	(Director)

/s/ Amy Allbach Samford	/s/ Kevin B. Kramer
Amy Allbach Samford, March 6, 2025	Kevin B. Kramer, March 6, 2025
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)	(Director)

/s/ Amy E. Ruf	/s/ Cecil H. Moore, Jr.
Amy E. Ruf, March 6, 2025	Cecil H. Moore, Jr., March 6, 2025
(Vice President and Controller, Principal Accounting Officer)	(Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NL Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NL Industries, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Environmental Remediation and Related Matters

As described in Note 17 to the consolidated financial statements, management evaluates the potential range of the Company’s liability for environmental remediation and related costs at sites where the Company has been named as a potentially responsible party (PRP) or defendant. As of December 31, 2024, management accrued approximately $69 million related to approximately 30 sites associated with remediation and related matters. Liabilities related to environmental remediation and related matters (including costs associated with damages for property damage and/or damages for injury to natural resources) are recorded when management determines that estimated future expenditures are probable and reasonably estimable. As disclosed by management, environmental remediation and related costs accruals (and the potential range of the Company’s liabilities) are adjusted as further information becomes available or as circumstances change which involves management’s judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of environmental remediation and related matters, including controls over determining whether estimated future expenditures are probable and reasonably estimable, as well as the related financial statement disclosures. These procedures also included, among others, (i) obtaining the rollforward of environmental accrual activity for each matter and, for a sample of sites, reviewing and discussing site activity with management, (ii) obtaining and evaluating responses to letters of audit inquiry from internal and external legal counsel, and (iii) evaluating the sufficiency of the Company’s environmental remediation and related matters disclosures.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 6, 2025

We have served as the Company’s auditor since 1924.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$111,522	$163,154
Restricted cash and cash equivalents	2,917	20,545
Marketable securities	53,149	—
Accounts and other receivables, net	17,101	23,739
Receivables from affiliates	628	—
Inventories, net	30,712	28,366
Prepaid expenses and other	2,235	2,154

Total current assets	218,264	237,958

Other assets:
Restricted cash and cash equivalents	26,943	491
Note receivable from affiliate	10,600	9,300
Marketable securities	18,194	28,015
Investment in Kronos Worldwide, Inc.	247,582	250,278
Goodwill	27,156	27,156
Other assets, net	2,060	1,034

Total other assets	332,535	316,274

Property and equipment:
Land	5,390	5,390
Buildings	23,239	23,262
Equipment	74,315	75,605
Construction in progress	676	589
	103,620	104,846
Less accumulated depreciation	77,757	80,820

Net property and equipment	25,863	24,026

Total assets	$576,662	$578,258

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2023	2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,148	$3,758
Accrued litigation settlement	11,830	16,431
Accrued and other current liabilities	13,182	12,032
Accrued environmental remediation and related costs	1,655	58,135
Payables to affiliates	634	706

Total current liabilities	30,449	91,062

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	89,451	11,143
Long-term litigation settlement	16,122	—
Deferred income taxes	41,733	53,391
Accrued pension costs	1,571	76
Other	5,074	6,183

Total noncurrent liabilities	154,451	71,293

Equity:
NL stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Common stock; $.125 par value; 150,000 shares authorized; 48,833 and 48,848 shares issued and outstanding	6,103	6,105
Additional paid-in capital	298,868	299,099
Retained earnings	284,462	315,056
Accumulated other comprehensive loss	(219,621)	(223,356)

Total NL stockholders' equity	369,812	396,904

Noncontrolling interest in subsidiary	21,950	18,999

Total equity	391,762	415,903

Total liabilities and equity	$576,662	$578,258

Commitments and contingencies (Notes 14 and 17)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2022	2023	2024

Net sales	$166,562	$161,287	$145,941
Cost of sales	117,763	112,068	104,578

Gross margin	48,799	49,219	41,363

Selling, general and administrative expense	23,363	23,784	24,340
Other operating income (expense):
Insurance recoveries	93	464	1,369
Corporate income (expense), net	(11,798)	(11,770)	19,484

Income from operations	13,731	14,129	37,876

Equity in earnings (losses) of Kronos Worldwide, Inc.	31,873	(15,003)	26,381

Other income (expense):
Interest and dividend income	3,797	9,636	10,980
Marketable equity securities	(8,085)	(8,156)	9,821
Loss on pension plan termination	—	(4,911)	—
Other components of net periodic pension and OPEB cost	(1,134)	(1,368)	(1,210)
Interest expense	(941)	(746)	(530)

Income (loss) before income taxes	39,241	(6,419)	83,318

Income tax expense (benefit)	2,785	(7,001)	14,057

Net income	36,456	582	69,261
Noncontrolling interest in net income of subsidiary	2,612	2,890	2,033

Net income (loss) attributable to NL stockholders	$33,844	$(2,308)	$67,228

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$.69	$(.05)	$1.38

Weighted average shares used in the calculation of net income (loss) per share	48,811	48,827	48,842

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2022	2023	2024
Net income	$36,456	$582	$69,261

Other comprehensive income (loss), net of tax:
Currency translation	(6,956)	1,072	(8,304)
Defined benefit pension plans	24,611	2,484	4,707
Marketable debt securities	(50)	53	15
Other postretirement benefit plans	160	(221)	(153)

Total other comprehensive income (loss), net	17,765	3,388	(3,735)

Comprehensive income	54,221	3,970	65,526
Comprehensive income attributable to noncontrolling interest	2,612	2,908	2,033

Comprehensive income attributable to NL stockholders	$51,609	$1,062	$63,493

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2022, 2023 and 2024

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2021	$6,100	$299,775	$297,351	$(240,756)	$22,501	$384,971

Net income	—	—	33,844	—	2,612	36,456
Other comprehensive income, net of tax	—	—	—	17,765	—	17,765
Issuance of NL common stock	1	119	—	—	—	120
Dividends paid - $.63 per share	—	—	(30,753)	—	—	(30,753)
Dividends paid to noncontrolling interest	—	—	—	—	(4,304)	(4,304)
Other, net	—	(1,296)	—	—	(212)	(1,508)

Balance at December 31, 2022	6,101	298,598	300,442	(222,991)	20,597	402,747

Net income (loss)	—	—	(2,308)	—	2,890	582
Other comprehensive income, net of tax	—	—	—	3,370	18	3,388
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.28 per share	—	—	(13,672)	—	—	(13,672)
Dividends paid to noncontrolling interest	—	—	—	—	(1,555)	(1,555)
Other, net	—	172	—	—	—	172

Balance at December 31, 2023	6,103	298,868	284,462	(219,621)	21,950	391,762

Net income	—	—	67,228	—	2,033	69,261
Other comprehensive loss, net of tax	—	—	—	(3,735)	—	(3,735)
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.75 per share	—	—	(36,634)	—	—	(36,634)
Dividends paid to noncontrolling interest	—	—	—	—	(5,000)	(5,000)
Other, net	—	133	—	—	16	149

Balance at December 31, 2024	$6,105	$299,099	$315,056	$(223,356)	$18,999	$415,903

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2022	2023	2024

Cash flows from operating activities:
Net income	$36,456	$582	$69,261
Depreciation and amortization	3,977	3,973	3,691
Deferred income taxes	2,291	(7,308)	13,718
Equity in (earnings) losses of Kronos Worldwide, Inc.	(31,873)	15,003	(26,381)
Dividends received from Kronos Worldwide, Inc.	26,766	26,766	16,905
Marketable equity securities (gain) loss	8,085	8,156	(9,821)
Loss on pension plan termination	—	4,911	—
Benefit plan expense greater than cash funding	130	461	397
Noncash interest income	(267)	(3,591)	(817)
Noncash interest expense	908	695	479
Other, net	(21)	247	217
Change in assets and liabilities:
Accounts and other receivables, net	(2,275)	754	(6,679)
Inventories, net	(5,832)	333	2,126
Prepaid expenses and other	353	42	82
Accounts payable and accrued liabilities	(10,398)	(12,624)	(13,256)
Accounts with affiliates	(662)	578	700
Accrued environmental remediation and related costs	(582)	(1,252)	(21,828)
Other noncurrent assets and liabilities, net	(125)	(723)	(3,220)

Net cash provided by operating activities	26,931	37,003	25,574

Cash flows from investing activities:
Capital expenditures	(3,695)	(1,130)	(1,432)
Marketable securities:
Purchases	(69,959)	(61,366)	—
Proceeds from maturities	—	82,000	54,000
Note receivable from affiliate:
Collections	29,800	30,500	26,300
Loans	(24,300)	(27,900)	(25,000)
Proceeds from land sale	—	—	5,000
Other, net	284	—	—

Net cash provided by (used in) investing activities	(67,870)	22,104	58,868

Cash flows from financing activities:
Dividends paid	(30,753)	(13,672)	(36,634)
Subsidiary treasury stock acquired	(1,744)	—	—
Dividends paid to noncontrolling interests in subsidiary	(4,304)	(1,555)	(5,000)

Net cash used in financing activities	(36,801)	(15,227)	(41,634)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2022	2023	2024
Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	$(77,740)	$43,880	$42,808
Balance at beginning of year	175,242	97,502	141,382
Balance at end of year	$97,502	$141,382	$184,190

Supplemental disclosures:
Cash paid (received) for:
Interest	$34	$50	$51
Income taxes, net	1,140	(300)	127
Noncash investing activities -
Change in accruals for capital expenditures	(49)	23	423

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 1 – Summary of significant accounting policies:

Nature of our business – NL Industries, Inc. (NYSE: NL) is primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE American: CIX). We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc. (NYSE:  KRO).

Organization – At December 31, 2024, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2024 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Management’s estimates – In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosures of contingent assets and liabilities at each balance sheet date and the reported amounts of our revenues and expenses during each reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation – Our Consolidated Financial Statements include the financial position, results of operations and cash flows of NL and our wholly-owned and majority-owned subsidiaries, including CompX. We account for the 13% of CompX stock we do not own as a noncontrolling interest. We eliminate all material intercompany accounts and balances. Changes in ownership of our wholly-owned and majority-owned subsidiaries are accounted for as equity transactions with no gain or loss recognized on the transaction unless there is a change in control.

Currency translation – The financial statements of Kronos’ non-U.S. subsidiaries are translated to U.S. dollars. The functional currency of Kronos’ non-U.S. subsidiaries is generally the local currency of their country. Accordingly, Kronos translates the assets and liabilities at year-end rates of exchange, while it translates its revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes. Kronos recognizes currency transaction gains and losses in income which is reflected as part of our equity in earnings (losses) of Kronos.

Cash and cash equivalents – We classify bank time deposits and highly liquid investments, including government and commercial notes and bills, with original maturities of three months or less as cash equivalents.

Restricted cash and cash equivalents – We classify cash equivalents that have been segregated or are otherwise limited in use as restricted. Such restrictions include cash pledged as collateral with respect to performance obligations or letters of credit required by regulatory agencies for certain environmental remediation sites and cash pledged as collateral with respect to certain workers compensation liabilities or legal settlements. To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability. To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset. Restricted cash equivalents classified as a current asset or a noncurrent asset are presented separately on our Consolidated Balance Sheets.

Marketable securities and securities transactions – We carry marketable debt and equity securities at fair value. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statement items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
●	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

Accounts receivable – We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. See Note 3.

Inventories and cost of sales – We state inventories at the lower of cost or net realizable value. We record a provision for obsolete and slow-moving inventories. We generally base inventory costs for all inventory categories on an average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overhead costs based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors. See Note 4.

Investment in Kronos Worldwide, Inc. – We account for our 31% non-controlling interest in Kronos by the equity method. Distributions received from Kronos are classified for statement of cash flow purposes using the “nature of distribution” approach under ASC Topic 230. See Note 6.

Goodwill – Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations. Goodwill is not subject to periodic amortization. We evaluate goodwill for impairment annually, or when circumstances indicate the carrying value may not be recoverable. See Note 7.

Leases – We enter into various arrangements (or leases) that convey the rights to use and control identified underlying assets for a period of time in exchange for consideration. We lease various facilities and equipment. From time to time, we may also enter into an arrangement in which the right to use and control an identified underlying asset is embedded in another type of contract. We determine if an arrangement is a lease (including leases embedded in another type of contract) at inception. All of our leases are classified as operating leases under ASC Topic 842 Leases. Operating leases are not material.

Property and equipment; depreciation expense – We state property and equipment, including purchased computer software for internal use, at cost. We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software. We use the Alternative Depreciation System (“ADS”) for income tax purposes. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform impairment tests by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine whether impairment exists.

Employee benefit plans – Accounting and funding policies for our defined benefit pension and defined contribution retirement plans are described in Note 11. We also provide certain postretirement benefits other than pensions (OPEB), consisting of health care and life insurance benefits, to certain U.S. retired employees, which are not material. See Note 12.

Income taxes – We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the Contran Tax Group) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 16. As a member of the Contran Tax Group, we are party to a tax sharing agreement with Valhi and Contran which provides that we compute our provision for income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to our tax sharing agreement, we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made net payments to Valhi for income taxes of $1.1 in 2022, received net refunds from Valhi of $.3 million in 2023 and made net payments to Valhi of $.1 million in 2024.

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

We account for the tax effects of a change in tax law as a component of the income tax provision related to continuing operations in the period of enactment, including the tax effects of any deferred income taxes originally established through a financial statement component other than continuing operations (i.e. other comprehensive income(loss)).  Changes in applicable income tax rates over time as a result of changes in tax law, or times in which a deferred income tax asset valuation allowance is initially recognized in one year and subsequently reversed in a later year, can give rise to “stranded” tax effects in accumulated other comprehensive income in which the net accumulated income tax expense (benefit) remaining in accumulated other comprehensive income does not correspond to the then-applicable income tax rate applied to the pre-tax amount which resides in accumulated other comprehensive income (loss). As permitted by GAAP, our accounting policy is to remove any such stranded tax effect remaining in accumulated other comprehensive income, by recognizing an offset to our provision for income taxes related to continuing operations, only at the time when there is no remaining pre-tax amount in accumulated other comprehensive income. For accumulated other comprehensive income related to currency translation, this would occur only upon the sale or complete liquidation of one of our non-U.S. subsidiaries. For defined pension benefit plans and OPEB plans, this would occur whenever one of our subsidiaries which previously sponsored a defined benefit pension or OPEB plan had terminated such a plan and had no future obligation or plan asset associated with such a plan (such as in 2023 when we terminated our U.K. pension plan).

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

Net sales – Our sales involve single performance obligations to ship our products pursuant to customer purchase orders. In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order verification notice generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. In accordance with ASC Topic 606, Revenue from Contracts with Customers, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery. Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment. In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g., when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

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

Selling, general and administrative expenses; advertising costs; research and development costs – Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We expense advertising costs and research and development costs as incurred. Advertising costs were approximately $.4 million in 2022 and $.5 million in each of 2023 and 2024. Research and development costs were not significant in any year presented.

Corporate expenses – Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Note 2 – Business, segment and geographic information:

We have one operating segment. At December 31, 2024 we owned 87% of CompX. CompX manufactures and sells security products including locking mechanisms and other security products for sale to the postal, transportation, office and institutional furniture, cabinetry, tool storage, healthcare and other industries. CompX also manufactures and distributes wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats and performance boats.

Our chief operating decision maker (“CODM”) is our Vice Chairman of the Board. Our CODM is responsible for determining how to allocate resources and assessing performance. The CODM evaluates segment performance based on net income and segment profit (a non-GAAP measure), which we define as gross margin less selling, general and administrative expenses directly attributable to CompX. The CODM considers current-period segment profit compared to plan and prior-period on a monthly and/or quarterly basis for evaluating segment performance and making decisions about allocating capital and other resources. The accounting policies of the reportable operating segment are the same as those described in Note 1.

Differences between segment profit and the amounts included in net income are included in the table below. Asset information is not regularly provided to the CODM and therefore is not considered to be used by the CODM in making key operating decisions, allocating resources or assessing segment performance. Depreciation and amortization amounts included in the calculation of segment profit all relate to CompX and were $4.0 million in each of 2022 and 2023 and $3.7 million in 2024.

	Years ended December 31,
	2022	2023	2024

	(In thousands)
Net sales	$166,562	$161,287	$145,941

Segment profit	$25,436	$25,435	$17,023
Insurance recoveries	93	464	1,369
Corporate income (expenses), net	(11,798)	(11,770)	19,484
Equity in earnings (losses) of Kronos Worldwide, Inc.	31,873	(15,003)	26,381
Interest and dividend income	3,797	9,636	10,980
Marketable equity securities gain (loss)	(8,085)	(8,156)	9,821
Loss on pension plan termination	—	(4,911)	—
Other components of net periodic pension and OPEB cost	(1,134)	(1,368)	(1,210)
Interest expense	(941)	(746)	(530)
Income tax (expense) benefit	(2,785)	7,001	(14,057)
Net income	$36,456	$582	$69,261

See the Consolidated Financial Statements for other financial information regarding the Company’s operating segment.

For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer.

	Years ended December 31,
	2022	2023	2024

	(In thousands)
Net sales - point of destination:
United States	$153,982	$155,092	$141,328
Canada	9,227	3,153	1,860
Mexico	722	829	774
Other	2,631	2,213	1,979
Total	$166,562	$161,287	$145,941

Note 3 – Accounts and other receivables, net:

	December 31,
	2023	2024

	(In thousands)
Trade receivables - CompX	$17,131	$14,183
Other receivables	40	9,626
Allowance for doubtful accounts	(70)	(70)
Total	$17,101	$23,739

Other receivables are discussed in Note 17.

Note 4 – Inventories, net:

	December 31,
	2023	2024

	(In thousands)
Raw materials	$5,738	$5,652
Work in process	19,042	17,638
Finished products	5,932	5,076
Total	$30,712	$28,366

Note 5 – Marketable securities:

The current marketable securities we held at December 31, 2023 consisted of investments in debt securities. The fair value of these current marketable securities was generally determined using Level 2 inputs because although these securities are generally traded, in many cases the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31.

Our noncurrent marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc. Our shares of Valhi common stock are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets and represent a Level 1 input within the fair value hierarchy.

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	gain (loss)

		(In thousands)
December 31, 2023
Current assets - fixed income securities	2	$53,149	$53,181	$(32)

Noncurrent assets
Valhi common stock	1	$18,194	$24,347	$(6,153)

December 31, 2024
Noncurrent assets
Valhi common stock	1	$28,015	$24,347	$3,668

At December 31, 2023 and 2024, we held approximately 1.2 million shares of our immediate parent company, Valhi. See Note 1. The per share quoted market price of Valhi common stock at December 31, 2023 and 2024 was $15.19 and $23.39, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 – Investment in Kronos Worldwide, Inc.:

At December 31, 2023 and 2024, we owned approximately 35.2 million shares of Kronos common stock. The per share quoted market price of Kronos common stock at December 31, 2023 and 2024 was $9.94 and $9.75 per share, respectively, or an aggregate market value of $350.1 million and $343.4 million, respectively. The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Years ended December 31,
	2022	2023	2024

	(In millions)
Balance at the beginning of the period	$264.8	$292.2	$247.6
Equity in earnings (loss) of Kronos	31.9	(15.0)	26.4
Dividends received from Kronos	(26.8)	(26.8)	(16.9)
Equity in Kronos' other comprehensive income (loss):
Currency translation	(8.8)	1.1	(10.5)
Defined benefit pension plans	30.9	(3.9)	3.7
Other postretirement benefit plans	—	(.1)	—
Other	.2	.1	—
Balance at the end of the period	$292.2	$247.6	$250.3

Selected financial information of Kronos is summarized below:

	December 31,
	2023	2024

	(In millions)
Current assets	$1,117.4	$1,105.3
Property and equipment, net	482.9	694.1
Investment in TiO2 joint venture	111.0	—
Other noncurrent assets	126.7	114.1
Total assets	$1,838.0	$1,913.5

Current liabilities	$370.8	$476.6
Long-term debt	440.9	429.1
Accrued pension costs	150.0	117.5
Other noncurrent liabilities	68.0	73.3
Stockholders’ equity	808.3	817.0
Total liabilities and stockholders’ equity	$1,838.0	$1,913.5

	Years ended December 31,
	2022	2023	2024

	(In millions)
Net sales	$1,930.2	$1,666.5	$1,887.1
Cost of sales	1,539.1	1,501.6	1,527.8
Income (loss) from operations	159.6	(56.0)	122.9
Income tax expense (benefit)	29.4	(23.8)	63.4
Net income (loss)	104.5	(49.1)	86.2

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Kronos acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment. An additional earn-out payment of up to $15 million may be required if Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 exceed certain thresholds as described below. Kronos accounted for the acquisition of the interest in LPC as a business combination and, as a result of obtaining full control, LPC became a wholly-owned subsidiary of Kronos. Obtaining control of LPC and its estimated additional 78,000 metric tons annually of TiO2 production volume allows Kronos to better serve the North American TiO2 marketplace. The acquisition was financed through a borrowing of $132.1 million under Kronos’ Global Revolver and the remainder paid with Kronos’ cash on hand. The potential earn-out payment of up to $15 million is based on Kronos’ aggregate consolidated EBITDA tiers for 2025 and 2026 of $650 million and $730 million, with $5 million of the earn-out payable if Kronos achieves $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate EBITDA is $730 million or greater for the period. If Kronos achieves aggregated consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is prorated between the two targets. The earn-out is payable at the earliest in April 2027. The estimated fair value of the earn-out at the Acquisition Date was $4.2 million and was determined using a weighted probability of potential outcomes based on estimated future EBITDA and volatility factors, among other variables and estimates.  Kronos recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024, representing the difference between the $178.2 million estimated fair value of its existing ownership interest in LPC at the Acquisition Date and its aggregate $113.7 million carrying value at the Acquisition Date.

Note 7 – Goodwill:

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

In 2022, 2023 and 2024, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing. No impairment was indicated as part of such annual review of goodwill. As permitted by GAAP, during 2022, 2023 and 2024 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test. Prior to 2022, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired, and all of the goodwill related to our wholly-owned subsidiary EWI Re, Inc., (“EWI”) which was formerly an insurance brokerage and risk management services company (which aggregated $6.4 million), was impaired. Our gross goodwill at December 31, 2024 was $43.7 million.

Note 8 – Other assets, net:

	December 31,
	2023	2024

	(In thousands)
Pension asset	$—	$354
Other	2,060	680
Total	$2,060	$1,034

Note 9 – Accrued and other current liabilities:

	December 31,
	2023	2024

	(In thousands)
Employee benefits	$11,290	$10,302
Other	1,892	1,730
Total	$13,182	$12,032

Note 10 – Long-term debt:

In November 2016, we entered into a financing transaction with Valhi. Previously, and in contemplation of the financing transaction described herein, we formed NLKW Holding, LLC (“NLKW”) and capitalized it with 35.2 million shares of the common stock of Kronos held by us.

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

We had outstanding borrowings under the Valhi Credit Facility of $.5 million as of December 31, 2023 and 2024. The interest rate as of December 31, 2024 was 9.4% and the average interest rate for the year then ended was 10.2%. See Note 16. NLKW is in compliance with all of the covenants contained in the Valhi Credit Facility at December 31, 2024.

Note 11 – Employee benefit plans:

Defined contribution plans – We maintain various defined contribution pension plans. Company contributions are based on matching or other formulas. Defined contribution plan expense approximated $3.9 million in each of 2022 and 2023 and $3.5 million in 2024.

Defined benefit pension plans – We maintain a defined benefit pension plan in the U.S. As a result of the spin-off of Kronos in 2003, Kronos participates in our pension plan.  Using participant data, we account for our portion of the combined pension plan as if it were a separate pension plan from the portion in which Kronos participates. As a result of the LPC acquisition in July 2024 (see Note 6), Kronos acquired the LPC defined benefit pension plan, which was overfunded on the Acquisition Date. Effective December 31, 2024, the LPC defined benefit pension plan was merged into our combined U.S. pension plan. See Note 16. Because we account for our portion of the combined pension plan separately, the plan merger did not impact our Consolidated Financial Statements. The benefits under our defined benefit pension plan are based upon years of service and employee compensation. The plan is closed to new participants, and no additional benefits accrue to existing plan participants. Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.

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

We do not expect to make any contributions to our defined benefit pension plan during 2025. Benefit payments to all plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In thousands)
2025	$2,886
2026	2,902
2027	2,886
2028	2,863
2029	2,859
Next 5 years	13,584

The funded status of our defined benefit pension plans is presented in the table below.

	December 31,
	2023	2024

	(In thousands)
Change in projected benefit obligations ("PBO"):
Benefit obligations at beginning of the year	$36,090	$29,438
Interest cost	1,619	1,385
Plan settlement	(5,537)	—
Actuarial (gains) losses	265	(1,345)
Change in currency exchange rates	116	—
Benefits paid	(3,115)	(2,912)
Benefit obligations at end of the year	29,438	26,566

Change in plan assets:
Fair value of plan assets at beginning of the year	34,126	27,810
Actual return on plan assets	2,009	899
Employer contributions	196	1,005
Plan settlement	(5,537)	—
Change in currency exchange rates	131	—
Benefits paid	(3,115)	(2,912)
Fair value of plan assets at end of year	27,810	26,802
Funded status	$(1,628)	$236

Amounts recognized in the balance sheet:
Noncurrent pension asset	$—	$354
Accrued pension costs:
Current	(57)	(42)
Noncurrent	(1,571)	(76)
Total	(1,628)	236

Accumulated other comprehensive loss - actuarial losses, net	21,802	19,877
Total	$20,174	$20,113

Accumulated benefit obligations ("ABO")	$29,438	$26,566

The amounts shown in the table above for actuarial (gains) losses at December 31, 2023 and 2024 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive loss at December 31, 2023 and 2024.

Our defined benefit pension plans increased from a total net underfunded status of $1.6 million at December 31, 2023 to a total net overfunded status of $.2 million at December 31, 2024 due to the change in our PBO exceeding the change in our plan assets during 2024. The decrease in our PBO in 2024 was primarily attributable to higher actuarial gains due primarily to the increase in the discount rate.

The table below details the changes in other comprehensive income (loss) during 2022, 2023 and 2024.

	Years ended December 31,
	2022	2023	2024

	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss) arising during the year	$(1,034)	$(574)	$904
Plan settlement	104	4,911	—
Amortization of unrecognized net actuarial gain	1,664	1,391	1,330
Total	$734	$5,728	$2,234

The components of our net periodic defined benefit pension cost are presented in the table below. The amounts shown below for recognized actuarial losses in 2022, 2023 and 2024, net of deferred income taxes, were recognized as a component of our accumulated other comprehensive loss at December 31, 2021, 2022 and 2023, respectively.

	Years ended December 31,
	2022	2023	2024

	(In thousands)
Net periodic pension cost:
Interest cost	$1,138	$1,619	$1,385
Expected return on plan assets	(1,552)	(1,452)	(1,340)
Plan settlement	104	4,911	—
Recognized actuarial losses	1,664	1,391	1,330
Total	$1,354	$6,469	$1,375

Certain information concerning our defined benefit pension plans (including information concerning certain plans for which ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below. As discussed above, our U.K. plan was terminated in the second quarter of 2023.

	December 31,
	2023	2024

	(In thousands)
Plans for which the ABO exceeds plan assets:
PBO	$29,438	$118
ABO	29,438	118
Fair value of plan assets	27,810	—

The weighted-average discount rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2023 and 2024 are 5.0% and 5.5%, respectively. Such weighted-average rates were determined using the projected benefit obligations at each date. Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable. Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2023 and 2024.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2022, 2023 and 2024 are presented in the table below. Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2022	2023	2024
Discount rate	2.3%	5.1%	5.0%
Long-term rate of return on plan assets	3.3%	4.9%	5.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

In determining the expected long-term rate of return on our U.S. and our previously maintained non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g., equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. In the U.S. we currently have a plan asset target allocation of 17% to equity securities, 80% to fixed income securities, and the remainder is allocated to other strategies. The expected long-term rate of return for such investments is approximately 7% and 5%, respectively (before plan administrative expenses). Approximately 99% of our U.S. plan assets are invested in funds that are valued at net asset value (“NAV”) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy.

We regularly review our actual asset allocation for each plan and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by fair value level at December 31, 2023 and 2024 is shown in the tables below.

	Fair Value Measurements
		Quoted prices	Significant other	Significant
		in active	observable	unobservable	Assets measured
	Total	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	at NAV

	(In thousands)
December 31, 2023:
U.S.:
Equities	$7,786	$—	$—	$—	$7,786
Fixed income	18,733	—	—	—	18,733
Cash and other	1,291	489	—	41	761
Total	$27,810	$489	$—	$41	$27,280

	Fair Value Measurements
		Quoted prices	Significant other	Significant
		in active	observable	unobservable	Assets measured
	Total	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	at NAV

	(In thousands)
December 31, 2024:
U.S.:
Equities	$4,503	$—	$—	$—	$4,503
Fixed income	21,141	—	—	—	21,141
Cash and other	1,158	290	—	48	820
Total	$26,802	$290	$—	$48	$26,464

Note 12 – Other noncurrent liabilities:

	December 31,
	2023	2024

	(In thousands)
Reserve for uncertain tax positions	$3,707	$4,778
OPEB	524	451
Insurance claims and expenses	579	685
Other	264	269
Total	$5,074	$6,183

Our reserve for uncertain tax positions is discussed in Note 14.

Note 13 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (as required by ASC 606).

	Years ended December 31,
	2022	2023	2024

	(In thousands)
Net sales:
Security Products	$114,519	$121,182	$115,243
Marine Components	52,043	40,105	30,698
Total	$166,562	$161,287	$145,941

Note 14 – Income taxes:

The provision for income taxes and the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate are presented below.

	Years ended December 31,
	2022	2023	2024

	(In thousands)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$8,241	$(1,348)	$17,497
Nontaxable dividends received from Kronos	(5,621)	(5,621)	(3,550)
U.S. state income taxes and other, net	165	(32)	110
Income tax expense (benefit)	$2,785	$(7,001)	$14,057

Components of income tax expense (benefit):
Currently payable	$495	$307	$340
Deferred income tax expense (benefit)	2,290	(7,308)	13,717
Income tax expense (benefit)	$2,785	$(7,001)	$14,057

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$2,785	$(7,001)	$14,057
Other comprehensive income (loss):
Currency translation	(1,849)	241	(2,207)
Pension plans	6,542	(291)	1,251
Other	69	(35)	(28)
Total	$7,547	$(7,086)	$13,073

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $26.8 million in each of 2022 and 2023, and $16.9 million 2024. See Note 6.

The components of the net deferred tax liability at December 31, 2023 and 2024 are summarized in the following table.

	December 31,
	2023		2024
	Assets	Liabilities	Assets	Liabilities

	(In thousands)
Tax effect of temporary differences related to:
Marketable securities	$—	$(3,586)	$—	$(5,652)
Goodwill	—	(1,693)	—	(1,693)
Accrued environmental liabilities	21,332	—	14,406	—
Other accrued liabilities and deductible differences	2,206	—	1,981	—
Other taxable differences	—	(3,859)	—	(5,733)
Investment in Kronos Worldwide, Inc.	—	(56,133)	—	(56,700)
Adjusted gross deferred tax assets (liabilities)	23,538	(65,271)	16,387	(69,778)
Netting of items by tax jurisdiction	(23,538)	23,538	(16,387)	16,387
Net noncurrent deferred tax liability	$—	$(41,733)	$—	$(53,391)

At December 31, 2024, we have a deferred tax asset relating to our NOL carryforwards for federal income tax purposes of $2.5 million all of which have an indefinite carryforward period subject to an 80% annual usage limitation. Our deferred tax asset for such NOL carryforward is shown net of a portion of our uncertain tax positions as discussed below.

At December 31, 2022, 2023, and 2024, the gross amount of our uncertain tax positions (exclusive of the effect of interest and penalties) was $7.3 million, and this amount has not changed during the past three years. Previously, we made certain pro-rata distributions to our stockholders in the form of Kronos common stock and we recognized a taxable gain related to such distributions. Our uncertain tax positions are attributable to such prior period distribution of Kronos common stock. As discussed in Note 1, we are part of the Contran Tax Group and we have not paid this liability because Contran has not paid the liability to the applicable tax authority. This liability would be payable by Contran to the applicable tax authority only if the previously distributed shares of Kronos common stock were to be sold or otherwise disposed outside of the Contran Tax Group. At December 31, 2024, $2.5 million of our uncertain tax position is classified as a component of our noncurrent deferred tax liability. If our uncertain tax position at December 31, 2024 was recognized, a benefit of $7.3 million would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. Our U.S. income tax returns prior to 2021 are generally considered closed to examination by applicable tax authorities.

Income tax matters related to Kronos

Kronos periodically reviews its deferred tax assets (“DTA”) to determine if a valuation allowance is required. At December 31, 2024, Kronos has German corporate and trade net operating loss (“NOL”) carryforwards of $447.3 million (DTA of $70.8 million) and $40.1 million (DTA of $4.4 million), respectively; Belgian corporate NOL carryforwards of $72.0 million (DTA of $18.0 million) and Canadian corporate and provincial NOL carryforwards of $28.9 million (DTA of $4.3 million) and $31.1 million (DTA of $3.6 million), respectively.

Prior to December 31, 2024, and using all available evidence, Kronos had concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have lengthy carryforward periods (the German and Belgian carryforwards may be carried forward indefinitely and the Canadian carryforwards may be carried forward 20 years), (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. With regards to Kronos’ Belgian DTA, given its operating results during the fourth quarter of 2024 and its current expectations for 2025 in that jurisdiction, Kronos does not have sufficient positive evidence to overcome the significant negative evidence of having twelve quarters of cumulative losses. Accordingly, at December 31, 2024, Kronos concluded that it was required to recognize a non-cash deferred income tax asset valuation allowance of $8.2 million under the more-likely-than-not recognition criteria with respect to its Belgian DTA. At December 31, 2024, Kronos continues to conclude no valuation allowance is required to be recognized for its German and Canadian DTAs although prior to the complete utilization of such carryforwards, if Kronos were to generate additional losses in its German or Canadian operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that it might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point  Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

The 2017 Tax Act limited Kronos’ business interest expense to the sum of its business interest income and 30% of its adjusted taxable income as defined in the Tax Act. Any business interest expense disallowed as a deduction as a result of the limitation may be carried forward indefinitely. At December 31, 2023 and December 31, 2024, Kronos has

recorded deferred tax assets of $3.5 million and $13.3 million, respectively, for the carryforwards associated with the nondeductible portion of its interest expense and has concluded it is required to recognize a valuation allowance for such deferred tax asset under the more-likely-than-not recognition criteria. During 2024, Kronos recognized a non-cash deferred income tax expense of $5.7 million with respect to the valuation allowance recorded on a portion of its additional interest expense carryforwards not benefitted by future reversals of existing deferred tax liabilities.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of Kronos’ European subsidiaries were deemed to be permanently reinvested (Kronos had not made a similar determination with respect to the undistributed earnings of its Canadian subsidiary). Pursuant to the one-time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, Kronos recognized current income tax expense of $74.5 million and elected to pay such tax in annual installments over an eight-year period beginning in 2018. At December 31, 2024 the balance of its unpaid Transition Tax is $18.6 million, with the remaining payment due in 2025.

On December 10, 2024, the Department of the Treasury and the Internal Revenue Service released final currency regulations under §987 and related rules (the “2024 Final Regulations”). The 2024 Final Regulations generally apply to tax years beginning after December 31, 2024, and include transition rules that require Kronos to compute a pretransition gain or loss for currency translation related to the operations, assets and liabilities of its non-U.S. qualified business units. Pursuant to the 2024 Final Regulations, Kronos has calculated a pretransition gain of $77.1 million and, accordingly, its income tax expense in 2024 includes a non-cash deferred income tax expense of $16.5 million recognized in the fourth quarter.

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

Note 15- Stockholders’ equity:

Long-term incentive compensation plan – Prior to 2022, our board of directors adopted a plan that provided for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. We awarded 15,000 shares in 2022 and 17,750 shares in 2023 under this plan. In February 2023, our board of directors voted to replace the existing director stock plan with a new plan that would provide for the award of stock to non-employee members of our board of directors, and up to a maximum of 200,000 shares could be awarded. The new plan was approved at our May 2023 shareholder meeting, and the prior director stock plan terminated effective June 30, 2023. We awarded 14,250 shares in 2024 under the new plan. At December 31, 2024, 185,750 shares were available for future award under this new plan.

Long-term incentive compensation plans of subsidiaries and affiliates – CompX and Kronos each have a share-based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors. At December 31, 2024, Kronos had 87,800 shares available for award and CompX had 119,650 shares available for award.

Dividends – Our board of directors approved and we paid quarterly dividends per share to stockholders of $.07 in each of 2022 and 2023 aggregating $13.7 million in each year and $.08 in 2024 aggregating $15.6 million. In addition, our board of directors declared special dividends on our common stock which totaled $17.1 million ($.35 per share) that was paid on August 31, 2022 and $21.0 million ($.43 per share) that was paid on August 29, 2024. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Accumulated other comprehensive loss – Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Years ended December 31,
	2022	2023	2024

	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(171,235)	$(178,191)	$(177,119)
Other comprehensive income (loss)	(6,956)	1,072	(8,304)
Balance at end of period	$(178,191)	$(177,119)	$(185,423)

Defined benefit pension plans:
Balance at beginning of period	$(68,468)	$(43,857)	$(41,373)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	3,592	1,436	1,504
Net actuarial gain (loss) arising during the year	20,881	(3,094)	3,134
Plan settlement	138	4,142	69
Balance at end of period	$(43,857)	$(41,373)	$(36,666)

OPEB plans:
Balance at beginning of period	$(1,053)	$(893)	$(1,114)
Other comprehensive income (loss):
Amortization of net gain included in net periodic OPEB cost	(369)	(357)	(195)
Net actuarial gain arising during the year	529	136	42
Balance at end of period	$(893)	$(1,114)	$(1,267)

Marketable debt securities:
Balance at beginning of period	$—	$(50)	$(15)
Other comprehensive income (loss) - unrealized gain (loss) arising during the period	(50)	35	15
Balance at end of period	$(50)	$(15)	$—

Total accumulated other comprehensive loss:
Balance at beginning of period	$(240,756)	$(222,991)	$(219,621)
Other comprehensive income (loss)	17,765	3,370	(3,735)
Balance at end of period	$(222,991)	$(219,621)	$(223,356)

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

During 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of approximately $1.7 million under prior repurchase authorizations. Of these shares, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two of its affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. At December 31, 2024, 523,647 shares were available for purchase under CompX’s prior repurchase authorizations.

Note 16 – Related party transactions:

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

Current receivables and payables to affiliates are summarized in the table below:

	December 31,
	2023	2024

	(In thousands)
Current receivables from affiliates:
Other receivables from affiliates	$601	$—
Income taxes receivable from Valhi	27	—
	$628	$—
Current payables to affiliates:
Other payables to affiliates	$634	$513
Income taxes payable to Valhi	—	193
	$634	$706

From time to time, we may have loans and advances outstanding between us and various related parties, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans. NLKW had borrowings outstanding of $.5 million as of December 31, 2023 and 2024 under the Valhi Credit Facility, and we incurred a nominal amount of interest expense under such credit facility for the years ended December 31, 2022, 2023 and 2024. See Note 10. In addition, prior to 2022, CompX entered into an unsecured revolving demand promissory note with Valhi under which, as amended, CompX has agreed to loan Valhi up to $25 million. CompX’s loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2026. Loans made to Valhi at any time are at CompX’s discretion. At December 31, 2023 and 2024, the outstanding principal balance receivable from Valhi under the promissory note was $10.6 million and $9.3 million, respectively. Interest income (including unused commitment fees) on CompX’s loan to Valhi was $1.0 million in 2022, $1.2 million in 2023 and $1.0 million in 2024. In February 2024, Kronos entered into a $53.7 million subordinated, unsecured term loan with Contran.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the Company on a fee basis. Such fees are based on the compensation of individual Contran employees providing services for us and/or estimates of time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We, CompX and Kronos negotiate fees annually and agreements renew quarterly. The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods) aggregated approximately $33.5 million in 2022, $30.8 million in 2023 and $32.2 million in 2024.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company, a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. During 2022, 2023 and 2024 we paid $24.3 million, $28.4 million and $29.1 million, respectively, under the group insurance program (including amounts attributable to Kronos and LPC for all periods) which amounts principally represent insurance premiums, including $18.2 million, $20.7 million and $21.4 million in 2022, 2023 and 2024, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2025.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data services program that Contran provides for primary data processing and failover. The program apportions its costs among the participating companies. The aggregate amount Kronos paid to Contran for such services was $.3 million in 2022 and $.4 million in each of 2023 and 2024. Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran. Kronos paid Contran $.5 million in 2022, $.6 million in 2023 and $.7 million in 2024 for such rent and related ancillary services. We expect that these relationships with Contran will continue in 2025.

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

Effective December 31, 2024, the LPC defined benefit pension plan was merged into our U.S. combined defined benefit pension plan. Under the terms of the merger, each of us and Kronos are contractually obligated to bear our respective share of the merged plan costs, including any funding obligations, and we and Kronos each continue to account for our respective portions of the merged plan as if it were a separate employee benefit plan. If the merged plan were to be terminated in the future, Kronos would be entitled to all funding surplus attributable to its participants in the plan. In February 2025, our board of directors approved the termination of the merged plan, with an effective date of June 30,

2025. We anticipate that the completion of the merged plan termination will occur in the second half of 2026, following the receipt of all necessary regulatory approvals. Termination of the merged plan would permanently remove all plan assets, liabilities and accumulated other comprehensive income (loss) from our financial statements.

Note 17 – Commitments and contingencies:

Lead pigment litigation

Our former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (LIA), which discontinued business operations in 2002, have previously been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions were filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others were asserted as class actions.  We currently have no pending lead paint class action cases or pending lead paint cases brought by housing authorities, school districts or other government entities.

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). Our sixth installment due in September 2025 will be made with funds already on deposit at the court, which is included in current restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by us (and any amounts on deposit in excess of the final payment would be returned to us). Pursuant to the settlement agreement, we had placed an additional $9.0 million into an escrow account which was previously included in noncurrent restricted cash on our Consolidated Balance Sheets. Following our fifth $12.0 million installment made in September 2024, these funds became available for use and were reclassified as cash equivalents on our Consolidated Balance Sheet.

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We made the initial $25.0 million payment in September 2019 and five annual installment payments of $12.0 million beginning in September 2020 and each September thereafter through 2024. We recognized an aggregate accretion expense of $.9 million, $.7 million, and $.5 million in 2022, 2023, and 2024 respectively.

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

	Years ended December 31,
	2022	2023	2024

	(In thousands)
Balance at the beginning of the period	$92,940	$92,358	$91,106
Additions (deductions), net	486	558	(20,286)
Payments, net	(1,068)	(1,810)	(1,542)

Balance at the end of the period	$92,358	$91,106	$69,278

Amounts recognized in the balance sheet:
Current liability	$2,627	$1,655	$58,135
Noncurrent liability	89,731	89,451	11,143

Balance at the end of the period	$92,358	$91,106	$69,278

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At December 31, 2024, we had accrued approximately $69 million related to approximately 30 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. Excluding the $56.1 million environmental remediation settlement payment made in the first quarter of 2025 (as discussed below), the upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $38 million, including amounts currently accrued. These accruals have not been discounted to present value.

On February 10, 2025, the United States District Court for the District of New Jersey entered an order approving a consent decree relating to the Raritan Bay Slag Superfund Site (“RBS Site”) in Middlesex County, New Jersey. The consent decree requires the United States Army Corps of Engineers (and other federal agencies), the State of New Jersey, the Township of Old Bridge, NL, and twenty-two other private companies to pay a total of $151.1 million, plus interest, to resolve all federal and state law claims for past and future response costs under CERCLA and the New Jersey Spill Act, including natural resource damages, contribution, and indemnification, relating to the RBS Site. The consent decree is a global settlement of all such claims relating to the RBS Site and resolves a lawsuit captioned United States of America, et al. v. NL Industries, Inc., et al. (United States District Court for the District of New Jersey, Civil Action No. 3:24-cv-08946) as well as all claims asserted by NL and the other settling parties in NL’s previously filed contribution lawsuit, NL Industries, Inc. v. Old Bridge Township, et al., discussed above.

Under the terms of the consent decree, in the first quarter of 2025 we paid $56.1 million, plus $.5 million interest, toward the global settlement and received approximately $9.6 million from the other private companies participating in the settlement. We recognized aggregate income of approximately $31.4 million in 2024 related to the adjustment of our environmental accrual related to this matter and the recording of a $9.6 million receivable for the funds received in the first quarter of 2025 from the other private companies participating in the settlement. See Note 3.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2024, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. In this regard we received $.5 million and $1.4 million in insurance recoveries in 2023 and 2024, respectively. Recoveries in 2022 were nominal.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Products operations accounted for approximately 52% of total sales in each of 2022 and 2023 and 47% in 2024. One customer of CompX’s Security Products business accounted for 14% of total sales in 2022, 24% in 2023 (of which 11% related to a pilot project) and 21% in 2024. One customer of CompX’s Marine Components business accounted for 12% of consolidated sales in 2022.

Note 18 – Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2023 and 2024:

	December 31, 2023		December 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$141,382	$141,382	$184,190	$184,190

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 19 – Recent accounting pronouncements:

Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all segment disclosures currently required annually in interim periods. Public companies are also required to disclose the title and position of the chief operating decision maker (“CODM”) and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation resources. See Note 2.

Pending Adoption

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.

In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. The ASU is effective for us beginning with our 2027 Annual Report, and for interim reporting, in the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the additional disclosure requirements.