Form 10-Q
period 2025-03-31
NL INDUSTRIES INC
filed 2025-05-07
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on May 1, 2025  48,847,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2024	2025
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,154	$109,999
Restricted cash and cash equivalents	20,545	20,547
Accounts and other receivables, net	23,739	18,134
Inventories, net	28,366	29,158
Prepaid expenses and other	2,154	1,781

Total current assets	237,958	179,619

Other assets:
Restricted cash and cash equivalents	491	493
Note receivable from affiliate	9,300	9,300
Marketable securities	28,015	19,463
Investment in Kronos Worldwide, Inc.	250,278	259,459
Goodwill	27,156	27,156
Other assets, net	1,034	983

Total other assets	316,274	316,854

Property and equipment:
Land	5,390	5,390
Buildings	23,262	23,254
Equipment	75,605	75,967
Construction in progress	589	524
	104,846	105,135
Less accumulated depreciation	80,820	81,583

Net property and equipment	24,026	23,552

Total assets	$578,258	$520,025

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2024	2025
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,758	$3,970
Accrued litigation settlement	16,431	16,509
Accrued and other current liabilities	12,032	7,669
Accrued environmental remediation and related costs	58,135	1,773
Payables to affiliates	706	1,016

Total current liabilities	91,062	30,937

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	11,143	10,994
Deferred income taxes	53,391	59,323
Accrued pension costs	76	78
Other	6,183	1,363

Total noncurrent liabilities	71,293	72,258

Equity:
NL stockholders' equity:
Preferred stock	—	—
Common stock	6,105	6,105
Additional paid-in capital	299,099	299,099
Retained earnings	315,056	311,327
Accumulated other comprehensive loss	(223,356)	(218,887)

Total NL stockholders' equity	396,904	397,644

Noncontrolling interest in subsidiary	18,999	19,186

Total equity	415,903	416,830

Total liabilities and equity	$578,258	$520,025

Commitments and contingencies (Notes 13 and 15)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Net sales	$37,971	$40,272
Cost of sales	28,304	28,109

Gross margin	9,667	12,163

Selling, general and administrative expense	5,952	6,294
Corporate expense	2,359	2,721

Income from operations	1,356	3,148

Equity in earnings of Kronos Worldwide, Inc.	2,476	5,525

Other income (expense):
Interest and dividend income	2,551	2,038
Marketable equity securities	2,383	(8,552)
Other components of net periodic pension and OPEB cost	(318)	(285)
Interest expense	(145)	(575)

Income before income taxes	8,303	1,299

Income tax expense (benefit)	988	(23)

Net income	7,315	1,322
Noncontrolling interest in net income of subsidiary	476	655

Net income attributable to NL stockholders	$6,839	$667

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.14	$.01

Weighted average shares used in the calculation of net income per share	48,833	48,848

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Net income	$7,315	$1,322

Other comprehensive income (loss), net of tax:
Currency translation	(4,966)	4,185
Defined benefit pension plans	379	317
Marketable debt securities	14	—
Other postretirement benefit plans	(47)	(33)

Total other comprehensive income (loss), net	(4,620)	4,469

Comprehensive income	2,695	5,791
Comprehensive income attributable to noncontrolling interest	475	655

Comprehensive income attributable to NL stockholders	$2,220	$5,136

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended March 31, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2023	$6,103	$298,868	$284,462	$(219,621)	$21,950	$391,762
Net income	—	—	6,839	—	476	7,315
Other comprehensive loss, net of tax	—	—	—	(4,619)	(1)	(4,620)
Dividends paid - $.08 per share	—	—	(3,906)	—	—	(3,906)
Dividends paid to noncontrolling interest	—	—	—	—	(467)	(467)

Balance at March 31, 2024	$6,103	$298,868	$287,395	$(224,240)	$21,958	$390,084

Balance at December 31, 2024	$6,105	$299,099	$315,056	$(223,356)	$18,999	$415,903
Net income	—	—	667	—	655	1,322
Other comprehensive income, net of tax	—	—	—	4,469	—	4,469
Dividends paid - $.09 per share	—	—	(4,396)	—	—	(4,396)
Dividends paid to noncontrolling interest	—	—	—	—	(468)	(468)

Balance at March 31, 2025	$6,105	$299,099	$311,327	$(218,887)	$19,186	$416,830

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income	$7,315	$1,322
Depreciation and amortization	926	945
Deferred income taxes	931	(34)
Equity in earnings of Kronos Worldwide, Inc.	(2,476)	(5,525)
Dividends received from Kronos Worldwide, Inc.	6,692	1,761
Marketable equity securities	(2,383)	8,552
Benefit plan expense greater than cash funding	346	311
Noncash interest income	(492)	—
Noncash interest expense	133	78
Other, net	(19)	5
Change in assets and liabilities:
Accounts and other receivables, net	(267)	5,601
Inventories, net	3,107	(863)
Prepaid expenses and other	286	364
Accounts payable and accrued liabilities	(5,688)	(3,579)
Accounts with affiliates	54	170
Accrued environmental remediation and related costs	(160)	(56,511)
Other noncurrent assets and liabilities, net	(1,561)	(72)
Net cash provided by (used in) operating activities	6,744	(47,475)

Cash flows from investing activities:
Capital expenditures	(305)	(822)
Proceeds from maturities of marketable securities	24,000	—
Note receivable from affiliate:
Collections	6,000	500
Loans	(5,200)	(500)
Other	—	10
Net cash provided by (used in) investing activities	24,495	(812)

Cash flows from financing activities:
Dividends paid	(3,906)	(4,396)
Dividends paid to noncontrolling interests in subsidiary	(467)	(468)
Net cash used in financing activities	(4,373)	(4,864)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	26,866	(53,151)
Balance at beginning of year	141,382	184,190

Balance at end of period	$168,248	$131,039

Supplemental disclosures:
Cash paid (received) for:
Interest	$13	$497
Income taxes, net	(128)	—
Noncash investing activities -
Change in accruals for capital expenditures	$(58)	$(352)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2025, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (“Kronos”). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on March 6, 2025 (the “2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Segment information:

Our chief operating decision maker (“CODM”) evaluates segment performance based on net income and segment profit (a non-GAAP measure), which we define as gross margin less selling, general and administrative expenses directly attributable to CompX. Differences between segment profit and the amounts included in net income are included in the table below. Depreciation and amortization amounts included in the calculation of segment profit all relate to CompX and were $.9 million in each of the three months ended March 31, 2024 and 2025.

	Three months ended March 31,
	2024	2025

	(In thousands)
Net sales	$37,971	$40,272

Segment profit	3,715	5,869
Corporate expenses	(2,359)	(2,721)
Equity in earnings of Kronos Worldwide, Inc.	2,476	5,525
Interest and dividend income	2,551	2,038
Marketable equity securities	2,383	(8,552)
Other components of net periodic pension and OPEB cost	(318)	(285)
Interest expense	(145)	(575)
Income tax (expense) benefit	(988)	23
Net income	$7,315	$1,322

See the Condensed Consolidated Financial Statements for additional financial information regarding the Company’s operating segment.

Note 3 – Accounts and other receivables, net:

	December 31,	March 31,
	2024	2025

	(In thousands)
Trade receivables - CompX	$14,183	$18,100
Other receivables	9,626	104
Allowance for doubtful accounts	(70)	(70)
Total	$23,739	$18,134

Other receivables are discussed in Note 15.

Note 4 – Inventories, net:

	December 31,	March 31,
	2024	2025

	(In thousands)
Raw materials	$5,652	$6,041
Work in process	17,638	18,290
Finished products	5,076	4,827
Total	$28,366	$29,158

Note 5 – Marketable securities:

Our noncurrent marketable securities are equity securities and consist of our investment in the publicly-traded shares of our immediate parent company Valhi, Inc. Our shares of Valhi common stock are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets and represent a Level 1 input within the fair value hierarchy, as defined by ASC Topic 820, Fair Value Measurements and Disclosures. We record any unrealized gains or losses on the securities in other income (expense) on our Condensed Consolidated Statements of Income.

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	gain (loss), net

		(In thousands)
December 31, 2024
Noncurrent assets - Valhi common stock	1	$28,015	$24,347	$3,668

March 31, 2025
Noncurrent assets - Valhi common stock	1	$19,463	$24,347	$(4,884)

At December 31, 2024 and March 31, 2025, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2024 and March 31, 2025, the quoted per share market price of Valhi common stock was $23.39 and $16.25, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 6 – Investment in Kronos Worldwide, Inc.:

At December 31, 2024 and March 31, 2025, we owned approximately 35.2 million shares of Kronos common stock. At March 31, 2025, the quoted market price of Kronos’ common stock was $7.48 per share, or an aggregate market value of $263.4 million. At December 31, 2024, the quoted market price was $9.75 per share, or an aggregate market value of $343.4 million.

The change in the carrying value of our investment in Kronos during the first three months of 2025 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$250.3
Equity in earnings of Kronos	5.5
Dividends received from Kronos	(1.8)
Equity in Kronos' other comprehensive income:
Currency translation	5.3
Defined benefit pension plans	.2
Balance at the end of the period	$259.5

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2024	2025

	(In millions)
Current assets	$1,105.3	$1,126.0
Property and equipment, net	694.1	705.4
Other noncurrent assets	114.1	114.6
Total assets	$1,913.5	$1,946.0

Current liabilities	$476.6	$430.3
Long-term debt	429.1	476.0
Accrued pension costs	117.5	119.3
Other noncurrent liabilities	73.3	73.4
Stockholders’ equity	817.0	847.0
Total liabilities and stockholders’ equity	$1,913.5	$1,946.0

	Three months ended
	March 31,
	2024	2025

	(In millions)
Net sales	$478.8	$489.8
Cost of sales	407.3	383.0
Income from operations	19.5	38.4
Income tax expense	3.5	7.6
Net income	8.1	18.1

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Kronos acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment. An additional earn-out payment of up to $15 million may be required if Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 exceed certain thresholds as described below. Kronos accounted for the acquisition of the interest in LPC as a business combination and, as a result of obtaining full control, LPC became a wholly-owned subsidiary of Kronos. The acquisition was financed through a borrowing of $132.1 million under Kronos’ revolving credit facility and the remainder paid with Kronos’ cash on hand. The potential earn-out payment of up to $15 million is based on Kronos’ aggregate consolidated EBITDA tiers for 2025 and 2026 of $650 million and $730 million, with $5 million of the earn-out payable if Kronos achieves $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate EBITDA is $730 million or greater for the period. If Kronos achieves aggregated consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is prorated between the two targets. The earn-out is payable at the earliest in April 2027. The estimated fair value of the earn-out at the Acquisition Date was $4.2 million and was determined using a weighted probability of potential outcomes based on estimated future EBITDA and volatility factors, among other variables and estimates.  Kronos recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024, representing the difference between the $178.2 million estimated fair value of its existing ownership interest in LPC at the Acquisition Date and its aggregate $113.7 million carrying value at the Acquisition Date.

Note 7 – Other assets, net:

	December 31,	March 31,
	2024	2025

	(In thousands)
Pension asset	$354	$327
Other	680	656
Total	$1,034	$983

Note 8 – Accrued and other current liabilities:

	December 31,	March 31,
	2024	2025

	(In thousands)
Employee benefits	$10,302	$5,806
Other	1,730	1,863
Total	$12,032	$7,669

Note 9 – Long-term debt:

During the first three months of 2025, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At March 31, 2025, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the three months ended March 31, 2025 was 9.38%. We are in compliance with all covenants at March 31, 2025.

Note 10 – Other noncurrent liabilities:

	December 31,	March 31,
	2024	2025

	(In thousands)
Reserve for uncertain tax positions	$4,778	$—
OPEB	451	660
Insurance claims and expenses	685	631
Other	269	72
Total	$6,183	$1,363

Note 11 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2024	2025

	(In thousands)
Net sales:
Security Products	$29,887	$30,230
Marine Components	8,084	10,042
Total	$37,971	$40,272

Note 12 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2024	2025

	(In thousands)
Interest cost	$365	$356
Expected return on plan assets	(335)	(317)
Recognized actuarial losses	333	283
Total	$363	$322

We do not expect to make any contributions to our defined benefit pension plan during 2025.

Note 13 – Income taxes:

	Three months ended
	March 31,
	2024	2025

	(In thousands)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$1,744	$273
Rate differences on equity in earnings of Kronos, net of dividends	(782)	(319)
U.S. state income taxes and other, net	26	23
Income tax expense (benefit)	$988	$(23)

Comprehensive provision (benefit) for income taxes allocable to:
Net income	$988	$(23)
Other comprehensive income (loss):
Currency translation	(1,320)	1,112
Pension plans	101	85
Other	(8)	(9)
Total	$(239)	$1,165

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $6.7 million and $1.8 million in the first three months of 2024 and 2025, respectively. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings of Kronos, net of dividends, represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings of Kronos.

Note 14 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Three months ended
	March 31,
	2024	2025

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(177,119)	$(185,423)
Other comprehensive income (loss)	(4,966)	4,185
Balance at end of period	$(182,085)	$(181,238)

Defined benefit pension plans:
Balance at beginning of period	$(41,373)	$(36,666)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	379	317
Balance at end of period	$(40,994)	$(36,349)

OPEB plans:
Balance at beginning of period	$(1,114)	$(1,267)
Other comprehensive loss -
Amortization of net gain included in net periodic OPEB cost	(47)	(33)
Balance at end of period	$(1,161)	$(1,300)

Marketable debt securities:
Balance at beginning of period	$(15)	$—
Other comprehensive income - unrealized gain arising during the period	15	—
Balance at end of period	$—	$—

Total accumulated other comprehensive loss:
Balance at beginning of period	$(219,621)	$(223,356)
Other comprehensive income (loss)	(4,619)	4,469
Balance at end of period	$(224,240)	$(218,887)

See Note 12 for amounts related to our defined benefit pension plans.

Note 15 – Commitments and contingencies:

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

Lead pigment litigation

Our former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead

Industries Association (“LIA”), which discontinued business operations in 2002, have previously been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions were filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others were asserted as class actions.  We currently have no pending lead paint class action cases or pending lead paint cases brought by housing authorities, school districts or other government entities.

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we have one installment payment of $16.7 million remaining which is due in September 2025. Our remaining installment will be made with funds already on deposit at the court, which are included in current restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment. The amounts on deposit with the court are in excess of the final payment and such excess will be returned to us. See Note 17 to our 2024 Annual Report.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2025 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$69,278
Additions charged to expense, net	578
Payments, net	(57,089)
Balance at the end of the period	$12,767

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$1,773
Noncurrent liability	10,994
Balance at the end of the period	$12,767

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”), has contractually assumed our obligations. At March 31, 2025, we had accrued approximately $13 million related to approximately 29 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $38 million, including the amounts currently accrued. These accruals have not been discounted to present value.

In February, 2025, the United States District Court for the District of New Jersey entered an order approving a consent decree relating to the Raritan Bay Slag Superfund Site (“RBS Site”) in Middlesex County, New Jersey. The consent decree required the United States Army Corps of Engineers (and other federal agencies), the State of New Jersey, the Township of Old Bridge, NL, and twenty-two other private companies to pay a total of $151.1 million, plus interest, to resolve all federal and state law claims for past and future response costs under CERCLA and the New Jersey Spill Act, including natural resource damages, contribution, and indemnification, relating to the RBS Site. The consent decree is a global settlement of all such claims relating to the RBS Site and resolves a lawsuit captioned United States of America, et al. v. NL Industries, Inc., et al. (United States District Court for the District of New Jersey, Civil Action No. 3:24-cv-08946) as well as all claims asserted by NL and the other settling parties in NL’s previously filed contribution lawsuit, NL Industries, Inc. v. Old Bridge Township, et al., discussed above.

Under the terms of the consent decree, in the first quarter of 2025 we paid $56.1 million, plus $.5 million interest, toward the global settlement and received approximately $9.6 million from the other private companies participating in the settlement. We recognized aggregate income of approximately $31.4 million in the fourth quarter of 2024 related to the adjustment of our environmental accrual related to this matter and recorded a $9.6 million receivable for the funds which we received in the first quarter of 2025 from the other private companies participating in the settlement.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2025, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. In this regard insurance recoveries were nominal in the first quarter of 2024 and nil in the first quarter of 2025.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2024 Annual Report.

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

Note 16 – Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		March 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$184,190	$184,190	$$131,039	$131,039

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 17 – Recent Accounting Pronouncements:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.

In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. The ASU is effective for us beginning with our 2027 Annual Report, and for interim reporting, in the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the additional disclosure requirements.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products;
●	Kronos’ ability to realize expected cost savings from strategic and operational initiatives;
●	Kronos’ ability to integrate acquisitions, including Louisiana Pigment Company, L.P., into its operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs), including as a result of additional or changed tariffs on imported raw materials, and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);

●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades, or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. federal government on imports from Canada, where Kronos has a manufacturing facility);
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Kronos’ ability to comply with covenants contained in its revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;
●	Uncertainties associated with CompX’s development of new products and product features;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its productions process) or other actions.

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

Results of operations

Net income overview

Quarter ended March 31, 2025 compared to the quarter ended March 31, 2024

Our net income attributable to NL stockholders was $.7 million, or $.01 per share, in the first quarter of 2025 compared to $6.8 million, or $.14 per share, in the first quarter of 2024. As more fully described below, the decrease in our net income attributable to NL stockholders from 2024 to 2025 is primarily due to the net effects of:

●	an unrealized loss in the relative value of marketable equity securities of $8.5 million in 2025 compared to an unrealized gain of $2.4 million in 2024;
●	equity in earnings of Kronos of $5.5 million in 2025 compared to $2.5 million in 2024; and
●	higher CompX segment profit of $5.9 million in 2025 compared to $3.7 million in 2024.

Our 2024 net income per share attributable to NL stockholders includes a loss of $.01 per share due to Kronos’ recognition of an aggregate charge related to a write-off of deferred financing costs.

Income from operations

The following table shows the components of our income from operations.

	Three months ended March 31,		%
	2024	2025	Change

	(In millions)
CompX segment profit	$3.7	$5.9	58%
Corporate expense	(2.4)	(2.7)	15
Income from operations	$1.3	$3.2	132

CompX is our component products business and corporate expense relates to NL. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income from operations.

	Three months ended March 31,		%
	2024	2025	Change

	(In millions)
Equity in earnings of Kronos	$2.5	$5.5	123%
Marketable equity securities	2.4	(8.5)	(459)
Other components of net periodic pension and OPEB cost	(.3)	(.3)	(10)
Interest and dividend income	2.6	2.0	(20)
Interest expense	(.2)	(.6)	297

CompX International Inc.

In the first quarter of 2025, CompX’s segment profit increased to $5.9 million compared to $3.7 million in the first quarter of 2024. The increase in segment profit in the first quarter of 2025 compared to 2024 is primarily due to higher Marine Components reporting unit sales and gross margin.

	Three months ended March 31,		%
	2024	2025	Change

	(In millions)
Net sales	$38.0	$40.3	6%
Cost of sales	28.3	28.1	(1)
Gross margin	9.7	12.2	26
Selling, general and administrative expenses	6.0	6.3	6
Segment profit (1)	$3.7	$5.9	58

Percentage of net sales:
Cost of sales	75%	70%
Gross margin	25	30
Selling, general and administrative expenses	16	16
Segment profit	10	15

(1)	We use segment profit to assess the performance of CompX. Segment profit is defined as gross margin less selling, general and administrative expenses directly attributable to CompX’s operations.

Net sales – CompX’s net sales increased $2.3 million in the first quarter of 2025 compared to the same period in 2024 due to higher Marine Components sales primarily to the towboat and government markets and to a lesser extent higher Security Products sales primarily to the government security market. See discussion of reporting units below.

Cost of sales and gross margin – CompX’s cost of sales as a percentage of sales decreased 5% in the first quarter of 2025 compared to the same period in 2024. As a result, CompX’s gross margin as a percentage of sales increased over the same period. CompX’s gross margin percentage increased in the first quarter of 2025 compared to the same period in 2024 primarily due to higher gross margin percentage at Marine Components. See discussion of reporting units below.

Selling, general and administrative expenses – CompX’s selling, general and administrative expenses consist primarily of personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s business unit and corporate management activities, as well as any gains and losses on property and equipment. CompX’s selling, general and administrative expenses for the first quarter of 2025 increased $.3 million compared to the same period in 2024 primarily due to higher employee salaries and benefits at both reporting units. CompX’s selling, general and administrative expenses as a percentage of net sales for the first quarter of 2025 were comparable to the first quarter of 2024.

Segment profit – As a percentage of net sales, CompX’s segment profit for the first quarter of 2025 increased compared to the same period of 2024 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and selling, general and administrative expenses discussed above.  See discussion of reporting units below.

Results by reporting unit

The key performance indicators for CompX’s reporting units is the level of their reporting unit profit (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended March 31,		%
	2024	2025	Change

	(In millions)
Security Products:
Net sales	$29.9	$30.2	1%
Cost of sales	21.1	21.2	1
Gross margin	8.8	9.0	3
Selling, general and administrative expenses	3.3	3.5	5
Reporting unit profit (2)	$5.5	$5.5	1

Gross margin	29%	30%
Reporting unit profit margin	18	18
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Security Products – Security Products net sales increased 1% in the first quarter of 2025 compared to the same period last year primarily due to $1.6 million higher sales to the government security market and $.3 million higher sales to the healthcare market, substantially offset by lower sales to various other original equipment manufacturing (“OEM”) markets including the transportation, tool storage, bank equipment and vending/gaming markets. Gross margin and reporting unit profit as a percentage of net sales in the first quarter of 2025 were comparable to the same period in 2024.

	Three months ended March 31,		%
	2024	2025	Change

	(In millions)
Marine Components:
Net sales	$8.1	$10.1	24%
Cost of sales	7.2	6.9	(4)
Gross margin	.9	3.2	254
Selling, general and administrative expenses	.9	.9	7
Reporting unit profit (2)	$—	$2.3	n.m.

Gross margin	11%	32%
Reporting unit profit margin	—	22

n.m. not meaningful

(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Marine Components – Marine Components net sales increased 24% in the first quarter of 2025 compared to the same period last year primarily due to $1.7 million higher sales to the towboat market and $1.2 million higher sales to the government market, partially offset by lower sales to various other markets including $.3 million lower sales to the center console market. Gross margin as a percentage of net sales increased in the first quarter of 2025 compared to the same period last year primarily due to lower cost inventory produced during the fourth quarter of 2024 and sold in the first quarter of 2025 as well as increased coverage of fixed costs on higher sales. Reporting unit profit margin increased primarily due to increases in gross margin discussed above.

Outlook – CompX’s first quarter sales and segment profit exceeded prior year on the strength of improved demand at its Marine Components reporting unit, primarily in the towboat and government markets. CompX’s Security Products reporting unit sales improved slightly from prior year, as increased sales to the government security market were mostly offset by softness across a variety of markets.

The raw material price increases CompX began experiencing in the third quarter of 2024 have continued through the first quarter of 2025 and it is starting to see some surcharges related to tariffs on certain commodity raw materials.

CompX expects Security Products net sales in 2025 to improve modestly over 2024, and it expects gross margin and reporting unit profit percentages in 2025 to be slightly above 2024 due to price increases implemented in the first quarter and an improved Security Products product mix. CompX expects the Marine Components reporting unit net sales to increase in 2025 predominantly due to higher expected sales to the government and industrial markets. In the first quarter Marine Components benefited from an increase in sales related to a one-time stocking event at a towboat OEM customer. For the remainder of the year, CompX expects demand from the towboat market to be consistent with 2024. Overall, CompX expects the Marine Components reporting unit to have improved gross margins and reporting unit profit percentages in 2025 compared to 2024 due to increased coverage of fixed costs on higher expected sales volumes.

CompX manufactures substantially all of its products in the U.S. and sources a substantial majority of its raw materials from U.S. suppliers.  CompX also sources certain components, primarily electronic components from Asia, including China. In anticipation of the U.S. federal government tariffs announcements, CompX increased purchases of certain electronic components and other components to mitigate the potential near-term impact of tariffs. As noted above, CompX has recently experienced some raw material and component price increases related to tariffs. CompX believes it can increase selling prices to its customers to recoup its increased raw material costs, although the extent to which it can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of CompX’s customers to substitute alternative products. CompX will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Currently, CompX’s supply chains are stable and transportation and logistical delays are minimal. CompX has in the past experienced global and domestic supply chain challenges, and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the effect of tariffs and the impact of economic conditions, consumer confidence and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

General corporate and other items

Corporate expense – Corporate expenses were $2.7 million in the first quarter of 2025, $.3 million higher than in the first quarter of 2024, primarily due to higher environmental remediation and related costs and higher general and administrative costs, partially offset by lower litigation fees and related costs. Included in corporate expense in the first quarter of 2024 and 2025 are:

●	litigation fees and related costs of $.5 million in 2025 compared to $.7 million in 2024, and
●	environmental remediation and related costs of $.6 million in 2025 compared to $.2 million in 2024.

The level of our litigation fees and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 15 to our Condensed Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2025 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2025, our corporate expenses would be higher than we currently estimate.  In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change.  Such further information or changed circumstances could result in an increase in our accrued environmental costs.  See Note 15 to our Condensed Consolidated Financial Statements.

Overall, we currently expect that our net general corporate expenses in 2025 will be higher than in 2024 primarily due to income recognized in 2024 related to the settlement of a liability for an environmental remediation site in the fourth quarter of 2024. See Note 15 to our Condensed Consolidated Financial Statements.

Interest and dividend income – Interest and dividend income decreased in the first quarter of 2025 compared to the same period of 2024 primarily due to lower average interest rates and decreased cash balances.

Marketable equity securities – We recognized an unrealized loss of $8.5 million on the change in value of our marketable equity securities in the first quarter of 2025 compared to an unrealized gain of $2.4 million in the first quarter of 2024. See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense – We recognized an income tax benefit of less than $.1 million in the first quarter of 2025 compared to an income tax expense of $1.0 million in the first quarter of 2024. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $6.7 million and $1.8 million in the first quarters of 2024 and 2025, respectively.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was an effective tax rate of 15.2% in the first three months of 2025 compared to a negative effective tax rate of 10.6% in the first three months of 2024. The change in our effective rate from 2024 to 2025 is primarily attributable to Kronos’ anticipated higher full year earnings offset by the effect of lower anticipated full year dividends in 2025 as compared to 2024. See Note 13 to our Condensed Consolidated Financial Statements for more information about our 2025 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX increased during the first quarter of 2025 compared to the same prior year period. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended March 31,		%
	2024	2025	Change

	(In millions)
Net sales	$478.8	$489.8	2%
Cost of sales	407.3	383.0	(6)
Gross margin	$71.5	$106.8	49

Income from operations	$19.5	$38.4	97%
Interest and dividend income	1.3	.4
Marketable equity securities unrealized gain (loss)	.3	(1.0)
Other components of net periodic pension and OPEB cost	(.3)	(.5)
Interest expense	(9.2)	(11.6)
Income before income taxes	11.6	25.7
Income tax expense	3.5	7.6
Net income	$8.1	$18.1

Percentage of net sales:
Cost of sales	85%	78%
Income from operations	4	8

Equity in earnings of Kronos Worldwide, Inc.	$2.5	$5.5

TiO2 operating statistics:
Sales volumes*	130	136	5%
Production volumes*	121	143	18

Change in TiO2 net sales:
TiO2 sales volumes			5%
TiO2 product pricing			2
TiO2 product mix/other			(2)
Changes in currency exchange rates			(3)
Total			2%

* Thousands of metric tons

As previously reported, effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. Prior to the acquisition, Kronos held a 50% joint venture interest in LPC. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. Kronos accounted for the acquisition as a business combination. The results of operations of LPC have been included in Kronos’ results of operations beginning as of the Acquisition Date. See Note 6 to our Condensed Consolidated Financial Statements.

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends, and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but its average TiO2 selling prices declined 3% during the first quarter of 2025 due to market pressures in certain regions and a less favorable product sales mix. Kronos’ average TiO2 selling prices in the first three months of 2025 were 2% higher than the average prices during the first three months of 2024. Kronos had higher overall sales volumes in its North American and European markets somewhat offset by lower sales volumes in its export markets in the first three months of 2025 as compared to the same period of 2024.

Kronos operated its production facilities at 93% of practical capacity utilization in the first quarter of 2025 compared to 87% in the first quarter of 2024 in response to increased customer demand.

Excluding the effect of changes in currency exchange rates, Kronos’ cost of sales per metric ton of TiO2 sold in the first three months of 2025 was lower as compared to the comparable period in 2024 due to decreases in per metric ton production costs (primarily raw materials, utilities and unabsorbed fixed costs due to improved operating rates in 2025).

During the first quarter of 2025, in anticipation of the enactment of tariffs by the U.S. federal government, specifically tariffs on imports from Canada, Kronos positioned additional finished products inventory in the U.S. resulting in an increase in its distribution and warehousing costs as compared to the first quarter of 2024.

Net sales – Kronos’ net sales in the first quarter of 2025 increased 2%, or $11.0 million, compared to the first quarter of 2024 primarily due to the net effects of a 5% increase in sales volumes (which increased net sales by approximately $24 million), a 2% increase in average TiO2 selling prices (which increased net sales by approximately $10 million) and changes in product mix (which decreased net sales by approximately $10 million). In addition, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $11 million in the first quarter of 2025 as compared to the first quarter of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 5% in the first quarter of 2025 as compared to the first quarter of 2024 due to higher overall sales volumes in its North American and European markets somewhat offset by lower sales volumes in its export markets.

Cost of sales and gross margin – Kronos’ cost of sales decreased by $24.3 million, or 6%, in the first quarter of 2025 compared to the first quarter of 2024 due to the net effects of lower production costs including lower raw materials, utilities, and unabsorbed fixed costs due to improved operating rates, and a 5% increase in TiO2 sales volumes.

Kronos’ cost of sales as a percentage of net sales improved to 78% in the first quarter of 2025 compared to 85% in the same period of 2024 primarily due to the favorable effects of lower production costs (primarily raw materials and utilities) and higher production volumes resulting in increased coverage of fixed production costs.

Kronos’ gross margin as a percentage of net sales increased to 22% in the first quarter of 2025 compared to 15% in the first quarter of 2024. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales increased primarily due to higher sales and production volumes, higher average TiO2 selling prices, lower overall production costs (primarily raw materials and utilities) and improved fixed cost absorption.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense increased $7.4 million, or 14%, in the first quarter of 2025 compared to the first quarter of 2024 primarily due to higher distribution costs related to higher sales volumes and additional distribution and warehousing costs incurred to position finished products inventory in the U.S. in response to anticipated  U.S. federal government tariff announcements. Selling, general and administrative expense as a percentage of net sales increased to 13% in the first quarter of 2025 compared to 11% in the first quarter of 2024 as a result of the higher distribution and warehousing costs as described above.

Income from operations – Kronos’ income from operations increased by $18.9 million to $38.4 million in the first quarter of 2025 compared to income from operations of $19.5 million in the first quarter of 2024 as a result of the factors impacting gross margin discussed above. Kronos estimates that changes in currency exchange rates decreased its income from operations by approximately $5 million in the first quarter of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) – Kronos recognized an unrealized loss of $1.0 million in the first quarter of 2025 compared to an unrealized gain of $.3 million in the first quarter of 2024 related to the change in market price of its marketable equity securities. Kronos’ other components of net periodic pension and OPEB cost in the first quarter of 2025 increased $.2 million compared to the first quarter of 2024 primarily due to a lower expected return on plan assets. Kronos’ interest expense in the first quarter of 2025 increased $2.4 million compared to interest expense in the first quarter of 2024 primarily due to higher overall debt levels as the result of debt transactions entered into in 2024. Kronos’ interest expense in the first three months of 2024 also includes a charge of $1.5 million for the write-off of deferred financing costs.

Income tax expense – Kronos recognized income tax expense of $7.6 million in the first quarter of 2025 compared to income tax expense of $3.5 million in the first quarter of 2024. The difference is primarily due to higher earnings in the first quarter of 2025 and the jurisdictional mix of such earnings. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of Kronos’ non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Effects of currency exchange rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently Kronos’ non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all Kronos production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when Kronos’ non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time. Kronos periodically uses currency forward contracts to manage a portion of its currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts it holds from time to time serves in part to mitigate the currency transaction gain or losses it would recognize from the first two items described above.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates
Three months ended March 31, 2025 vs March 31, 2024
				Translation
				gains/(losses) -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(11)	$(11)
Income from operations	5	(4)	(9)	4	(5)

The $11 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2025 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $5 million decrease in income from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $9 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations. In order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025 Kronos entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. Kronos recognized a $.9 million currency transaction gain for the three months ended March 31, 2025, and
●	Approximately $4 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2025 as compared to 2024 which was partially offset by the effect of the strengthening of the U.S. dollar relative to the euro which caused net translation losses as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects on euro-denominated operating costs being translated into fewer U.S. dollars in 2025 as compared to 2024.

Outlook

Overall Kronos’ customer demand improved in the first quarter of 2025 as compared to the same period in 2024, led by stronger demand in Europe. The momentum Kronos saw at the beginning of the year began to slow in the second half of the first quarter as uncertainty regarding the outcome of the U.S. federal government’s announced tariffs and responses to such tariffs from various affected countries tempered customer demand. Kronos expects demand, particularly in North America, to remain challenging until the uncertainty around tariffs is resolved; however, demand in Europe has improved in part due to the European Commission’s duties on Chinese imports of TiO2, enacted in mid-2024. Overall, it is unclear how much impact the economic uncertainty caused by potential tariffs implemented by the U.S. and other countries will have on demand in 2025. Kronos believes customer inventory levels remain low, although in the face of this uncertainty customers are demonstrating hesitancy to build inventory, and it is receiving orders on shorter notice than previously experienced, indicating a cautious demand outlook and careful inventory management. TiO2 selling prices have remained relatively stable in North America and in export markets and have increased slightly in Europe partly as a result of continued elevated costs for utilities and other raw materials. Kronos is evaluating production rates at its operating facilities based on current customer demand and expects its 2025 production rates to be near 2024 levels.

Kronos is focused on cost reduction initiatives designed to improve its long-term cost structure including certain ongoing process improvement initiatives and previously announced targeted workforce reductions and the closure of its Canadian sulfate process line, aimed at improving gross margins through the optimization of production of its purified grades. Raw material, energy, and other input costs are generally trending lower, although energy costs in Europe remain volatile and above historical levels. Kronos expects raw material and other input costs to continue to moderate in 2025. As previously disclosed, Kronos operates a TiO2 facility in Canada, with the majority of its production sold into the U.S. In the first quarter, in anticipation of the U.S. federal government’s tariff announcements, Kronos implemented mitigation strategies, including building and prepositioning inventory in the U.S. which resulted in increased shipping and warehousing costs. Currently, TiO2 and titanium ore are exempt from the announced tariffs, and Kronos does not expect to incur additional costs in the foreseeable future for tariff mitigation efforts. As a result, Kronos expects shipping and warehousing costs to normalize for the remainder of the year. Kronos plans to operate its U.S. and Canadian facilities in line with the near-term demand outlook as it sells down elevated U.S. inventory balances over the next three to six months. Despite additional tariff-related expenses incurred in the first quarter, operating income improved in the first quarter of 2025 compared to 2024, and Kronos expects improved operating results to continue during 2025, subject to maintaining current demand levels.

As noted above, Kronos acquired full control of LPC in July 2024. Kronos believes this acquisition presents a unique opportunity to add immediate value for its customers and better serve the North American marketplace by expanding its product offerings and increasing sales to new and existing customers while realizing significant synergies, including commercial, overhead, and supply chain optimization. Kronos is in the process of fully integrating the additional LPC production capacity and it expects the acquisition to positively impact its earnings in 2025, although soft demand, competitive pressures and additional debt service costs associated with increased borrowings to complete the transaction may limit this impact. As noted above, Kronos’ tariff mitigation efforts in the first quarter required working capital to build and position inventory within the U.S. Kronos expects its cash on hand to improve as it reduces inventory levels over the next several quarters. With increased borrowing availability under Kronos’ revolving credit facility and cash on hand, Kronos believes it is well-positioned to finance its working capital needs, to repay in September the €75 million 3.75% Senior Secured Notes due 2025, and to fully integrate the acquired LPC production capacity.

Kronos’ expectations for the TiO2 industry and its operations are based on factors outside its control. Kronos’ operations are affected by global and regional economic, political, and regulatory factors, and it has experienced global market disruptions. Future impacts on Kronos’ operations will depend on, among other things, future energy costs, the effects of newly enacted tariffs on jurisdictions where it or its customers and suppliers operate, its success in implementing mitigation strategies, and the impact of economic conditions, consumer confidence, and geopolitical events on its operations or those of its customers and suppliers, all of which remain uncertain and cannot be predicted.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash used in operating activities was $47.5 million in the first three months of 2025 compared to net cash provided by operating activities of $6.7 million in the first three months of 2024. The decrease in cash provided by operating activities in the first three months of 2025 includes:

●	cash paid for environmental remediation and related costs of $57.1 million primarily due to the payment of a settlement for an environmental remediation site (see Note 15 to our Condensed Consolidated Financial Statements);
●	lower dividends received from Kronos in 2025 of $4.9 million;
●	higher net cash provided for relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2025 of $4.1 million; and
●	higher segment profit from CompX in 2025 of $2.2 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Net cash provided by operating activities:
CompX	$1.7	$(.1)
NL Parent and wholly-owned subsidiaries	8.3	(44.1)
Eliminations	(3.3)	(3.3)
Total	$6.7	$(47.5)

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding increased from December 31, 2024 to March 31, 2025 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. Total average number of days in inventory at December 31, 2024 was comparable to March 31, 2025 as the increase at Security Products primarily due to increased inventory to meet current and expected customer demand was offset by the decline at Marine Components due to sales growth in the first quarter of 2025. For comparative purposes, we have provided December 31, 2023 and March 31, 2024 numbers below.

	December 31,	March 31,	December 31,	March 31,
	2023	2024	2024	2025
Days sales outstanding	36 days	42 days	33 days	41 days
Days in inventory	95 days	89 days	94 days	94 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $.8 million in the first three months of 2025 compared to $.3 million in the first three months of 2024. During the first three months of 2025, the promissory note balance with Valhi has net activity of nil ($.5 million of gross borrowings and $.5 million of gross repayments). During the first three months of 2024, Valhi repaid a net $.8 million under the promissory note ($5.2 million of gross borrowings and $6.0 million of gross repayments).

During the first three months of 2024, we received gross proceeds from U.S. treasury bill maturities totaling $24.0 million.

Financing activities

In February 2025, our board of directors declared a quarterly dividend of $.09 per share, and in February 2024 our board of directors declared a quarterly dividend of $.08 per share. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first three months of each of 2024 and 2025 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At March 31, 2025, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at March 31, 2025. See Note 9 to our Condensed Consolidated Financial Statements.

At March 31, 2025, Kronos had $43.2 million outstanding on its revolving credit facility (the “Global Revolver”). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated as of March 31, 2025 exceeded $300 million. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos is in compliance with all of its debt covenants at March 31, 2025. Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facility through its maturity.

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

At March 31, 2025, we had aggregate restricted and unrestricted cash and cash equivalents of $131.0 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$56.1
NL Parent and wholly-owned subsidiaries	74.9
Total	$131.0

In addition, at March 31, 2025 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $19.5 million. See Note 5 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at March 31, 2025 with an aggregate market value of $263.4 million. See Note 6 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2026) and long-term obligations (defined as the five-year period ending March 31, 2030) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At March 31, 2025, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 9 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at March 31, 2025 totaled $.7 million. CompX expects to spend $3.4 million during 2025 on capital investments, primarily those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At March 31, 2025, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2025, based on the number of shares of common stock of these affiliates we own as of March 31, 2025 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	March 31, 2025	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.05	$7.0
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$20.3

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

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2024 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described or referenced in our 2024 Annual Report, or in Note 15 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 17 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2025.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and equity security prices. There have been no material changes in these market risks since we filed our 2024 Annual Report, and we refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure about Market Risk” in our 2024 Annual Report. See also Note 16 to our Condensed Consolidated Financial Statements.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 15 to our Condensed Consolidated Financial Statements and our 2024 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report.

Item 6.Exhibits

HIDDEN_ROW
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

NL INDUSTRIES, INC.
(Registrant)

Date: May 7, 2025	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: May 7, 2025	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)