Form 10-Q
period 2025-06-30
NL INDUSTRIES INC
filed 2025-08-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on August 1, 2025  48,862,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2024	2025
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,154	$111,469
Restricted cash and cash equivalents	20,545	20,673
Accounts and other receivables, net	23,739	16,974
Inventories, net	28,366	32,901
Prepaid expenses and other	2,154	1,671

Total current assets	237,958	183,688

Other assets:
Restricted cash and cash equivalents	491	372
Note receivable from affiliate	9,300	8,900
Marketable securities	28,015	19,356
Investment in Kronos Worldwide, Inc.	250,278	259,405
Goodwill	27,156	27,156
Other assets, net	1,034	931

Total other assets	316,274	316,120

Property and equipment:
Land	5,390	5,390
Buildings	23,262	23,272
Equipment	75,605	77,063
Construction in progress	589	464
	104,846	106,189
Less accumulated depreciation	80,820	82,293

Net property and equipment	24,026	23,896

Total assets	$578,258	$523,704

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	June 30,
	2024	2025
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,758	$4,117
Accrued litigation settlement	16,431	16,588
Accrued and other current liabilities	12,032	9,937
Accrued environmental remediation and related costs	58,135	2,706
Payables to affiliates	706	633

Total current liabilities	91,062	33,981

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	11,143	10,595
Deferred income taxes	53,391	60,272
Accrued pension costs	76	76
Other	6,183	1,269

Total noncurrent liabilities	71,293	72,712

Equity:
NL stockholders' equity:
Preferred stock	—	—
Common stock	6,105	6,107
Additional paid-in capital	299,099	299,349
Retained earnings	315,056	307,284
Accumulated other comprehensive loss	(223,356)	(215,158)

Total NL stockholders' equity	396,904	397,582

Noncontrolling interest in subsidiary	18,999	19,429

Total equity	415,903	417,011

Total liabilities and equity	$578,258	$523,704

Commitments and contingencies (Notes 13 and 15)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(unaudited)
Net sales	$35,887	$40,366	$73,858	$80,638
Cost of sales	24,722	27,476	53,026	55,585

Gross margin	11,165	12,890	20,832	25,053

Selling, general and administrative expense	6,084	6,570	12,036	12,864
Corporate expense	4,290	3,519	6,649	6,240

Income from operations	791	2,801	2,147	5,949

Equity in earnings (losses) of Kronos Worldwide, Inc.	5,973	(2,811)	8,449	2,714

Other income (expense):
Interest and dividend income	2,678	1,504	5,229	3,542
Marketable equity securities	779	(108)	3,162	(8,659)
Other components of net periodic pension and OPEB cost	(318)	(285)	(636)	(570)
Interest expense	(148)	(90)	(293)	(666)

Income before income taxes	9,755	1,011	18,058	2,310

Income tax expense (benefit)	1,302	(43)	2,290	(66)

Net income	8,453	1,054	15,768	2,376
Noncontrolling interest in net income of subsidiary	618	699	1,094	1,354

Net income attributable to NL stockholders	$7,835	$355	$14,674	$1,022

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.16	$.01	$.30	$.02

Weighted average shares used in the calculation of net income per share	48,841	48,855	48,837	48,852

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(unaudited)
Net income	$8,453	$1,054	$15,768	$2,376

Other comprehensive income (loss), net of tax:
Currency translation	466	3,437	(4,500)	7,622
Defined benefit pension plans	378	323	757	640
Marketable debt securities	8	—	22	—
Other postretirement benefit plans	(45)	(31)	(92)	(64)

Total other comprehensive income (loss), net	807	3,729	(3,813)	8,198

Comprehensive income	9,260	4,783	11,955	10,574
Comprehensive income attributable to noncontrolling interest	619	699	1,094	1,354

Comprehensive income attributable to NL stockholders	$8,641	$4,084	$10,861	$9,220

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended June 30, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at March 31, 2024	$6,103	$298,868	$287,395	$(224,240)	$21,958	$390,084
Net income	—	—	7,835	—	618	8,453
Other comprehensive income, net of tax	—	—	—	806	1	807
Issuance of NL common stock	2	98				100
Dividends paid - $.08 per share	—	—	(3,908)	—	—	(3,908)
Dividends paid to noncontrolling interest	—	—	—	—	(469)	(469)
Other, net	—	133	—	—	16	149

Balance at June 30, 2024	$6,105	$299,099	$291,322	$(223,434)	$22,124	$395,216

Balance at March 31, 2025	$6,105	$299,099	$311,327	$(218,887)	$19,186	$416,830
Net income	—	—	355	—	699	1,054
Other comprehensive income, net of tax	—	—	—	3,729	—	3,729
Issuance of NL common stock	2	118	—	—	—	120
Dividends paid - $.09 per share	—	—	(4,398)	—	—	(4,398)
Dividends paid to noncontrolling interest	—	—	—	—	(471)	(471)
Other, net	—	132	—	—	15	147

Balance at June 30, 2025	$6,107	$299,349	$307,284	$(215,158)	$19,429	$417,011

	Six months ended June 30, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2023	$6,103	$298,868	$284,462	$(219,621)	$21,950	$391,762
Net income	—	—	14,674	—	1,094	15,768
Other comprehensive loss, net of tax	—	—	—	(3,813)	—	(3,813)
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.16 per share	—	—	(7,814)	—	—	(7,814)
Dividends paid to noncontrolling interest	—	—	—	—	(936)	(936)
Other, net	—	133	—	—	16	149

Balance at June 30, 2024	$6,105	$299,099	$291,322	$(223,434)	$22,124	$395,216

Balance at December 31, 2024	$6,105	$299,099	$315,056	$(223,356)	$18,999	$415,903
Net income	—	—	1,022	—	1,354	2,376
Other comprehensive income, net of tax	—	—	—	8,198	—	8,198
Issuance of NL common stock	2	118	—	—	—	120
Dividends paid - $.18 per share	—	—	(8,794)	—	—	(8,794)
Dividends paid to noncontrolling interest	—	—	—	—	(939)	(939)
Other, net	—	132	—	—	15	147

Balance at June 30, 2025	$6,107	$299,349	$307,284	$(215,158)	$19,429	$417,011

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income	$15,768	$2,376
Depreciation and amortization	1,846	1,868
Deferred income taxes	2,149	(84)
Equity in earnings of Kronos Worldwide, Inc.	(8,449)	(2,714)
Dividends received from Kronos Worldwide, Inc.	13,384	3,522
Marketable equity securities	(3,162)	8,659
Benefit plan expense greater than cash funding	343	621
Noncash interest income	(752)	—
Noncash interest expense	267	157
Other, net	52	268
Change in assets and liabilities:
Accounts and other receivables, net	2,050	6,757
Inventories, net	3,201	(4,664)
Prepaid expenses and other	372	474
Accounts payable and accrued liabilities	(1,637)	(1,155)
Accounts with affiliates	29	(73)
Accrued environmental remediation and related costs	684	(55,977)
Other noncurrent assets and liabilities, net	(3,867)	(223)
Net cash provided by (used in) operating activities	22,278	(40,188)

Cash flows from investing activities:
Capital expenditures	(730)	(2,165)
Proceeds from maturities of marketable securities	42,000	—
Note receivable from affiliate:
Collections	13,400	6,400
Loans	(12,000)	(6,000)
Other	—	10
Net cash provided by (used in) investing activities	42,670	(1,755)

Cash flows from financing activities:
Dividends paid	(7,814)	(8,794)
Dividends paid to noncontrolling interests in subsidiary	(936)	(939)
Net cash used in financing activities	(8,750)	(9,733)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	56,198	(51,676)
Balance at beginning of year	141,382	184,190

Balance at end of period	$197,580	$132,514

Supplemental disclosures:
Cash paid for:
Interest	$26	$509
Income taxes, net	—	93
Noncash investing activities -
Change in accruals for capital expenditures	$(10)	$(424)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2025, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (“Kronos”). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on March 6, 2025 (the “2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Segment information:

Our chief operating decision maker (“CODM”) evaluates segment performance based on net income and segment profit (a non-GAAP measure), which we define as gross margin less selling, general and administrative expenses directly attributable to CompX. Differences between segment profit and the amounts included in net income are included in the table below. Depreciation and amortization amounts included in the calculation of segment profit all relate to CompX and were $1.8 million and $1.9 million for the six months ended June 30, 2024 and 2025, respectively.

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025

	(In thousands)
Net sales	$35,887	$40,366	$73,858	$80,638

Segment profit	5,081	6,320	8,796	12,189
Corporate expenses	(4,290)	(3,519)	(6,649)	(6,240)
Equity in earnings (losses) of Kronos Worldwide, Inc.	5,973	(2,811)	8,449	2,714
Interest and dividend income	2,678	1,504	5,229	3,542
Marketable equity securities	779	(108)	3,162	(8,659)
Other components of net periodic pension and OPEB cost	(318)	(285)	(636)	(570)
Interest expense	(148)	(90)	(293)	(666)
Income tax (expense) benefit	(1,302)	43	(2,290)	66
Net income	$8,453	$1,054	$15,768	$2,376

See the Condensed Consolidated Financial Statements for additional financial information regarding our operating segment.

Note 3 – Accounts and other receivables, net:

	December 31,	June 30,
	2024	2025

	(In thousands)
Trade receivables - CompX	$14,183	$16,984
Other receivables	9,626	60
Allowance for doubtful accounts	(70)	(70)
Total	$23,739	$16,974

Other receivables are discussed in Note 15.

Note 4 – Inventories, net:

	December 31,	June 30,
	2024	2025

	(In thousands)
Raw materials	$5,652	$5,773
Work in process	17,638	22,213
Finished products	5,076	4,915
Total	$28,366	$32,901

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

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	gain (loss), net

		(In thousands)
December 31, 2024
Noncurrent assets - Valhi common stock	1	$28,015	$24,347	$3,668

June 30, 2025
Noncurrent assets - Valhi common stock	1	$19,356	$24,347	$(4,991)

At December 31, 2024 and June 30, 2025, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2024 and June 30, 2025, the quoted per share market price of Valhi common stock was $23.39 and $16.16, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 6 – Investment in Kronos Worldwide, Inc.:

At December 31, 2024 and June 30, 2025, we owned approximately 35.2 million shares of Kronos common stock. At June 30, 2025, the quoted market price of Kronos’ common stock was $6.20 per share, or an aggregate market value of $218.4 million. At December 31, 2024, the quoted market price was $9.75 per share, or an aggregate market value of $343.4 million.

The change in the carrying value of our investment in Kronos during the first six months of 2025 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$250.3
Equity in earnings of Kronos	2.7
Dividends received from Kronos	(3.5)
Equity in Kronos' other comprehensive income:
Currency translation	9.6
Defined benefit pension plans	.3
Balance at the end of the period	$259.4

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2024	2025

	(In millions)
Current assets	$1,105.3	$1,087.6
Property and equipment, net	694.1	731.2
Other noncurrent assets	114.1	121.6
Total assets	$1,913.5	$1,940.4

Current liabilities	$476.6	$390.2
Long-term debt	429.1	501.4
Accrued pension costs	117.5	127.1
Other noncurrent liabilities	73.3	74.9
Stockholders’ equity	817.0	846.8
Total liabilities and stockholders’ equity	$1,913.5	$1,940.4

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Net sales	$500.5	$494.4	$979.3	$984.2
Cost of sales	400.3	431.6	807.6	814.5
Income from operations	35.9	7.4	55.4	45.8
Income tax expense	8.5	3.5	12.0	11.1
Net income (loss)	19.5	(9.2)	27.6	8.9

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Kronos acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment. An additional earn-out payment of up to $15 million may be required if Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 exceed certain thresholds. Kronos accounted for the acquisition of the interest in LPC as a business combination and, as a result of obtaining full control, LPC became a wholly-owned subsidiary of Kronos. The estimated fair value of the earn-out at the Acquisition Date was $4.2 million and was determined using a weighted probability of potential outcomes based on estimated future EBITDA and volatility factors, among other variables and estimates.  Kronos recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024, representing the difference between the $178.2 million estimated fair value of its existing ownership interest in LPC at the Acquisition Date and its aggregate $113.7 million carrying value at the Acquisition Date.

Note 7 – Other assets, net:

	December 31,	June 30,
	2024	2025

	(In thousands)
Pension asset	$354	$300
Other	680	631
Total	$1,034	$931

Note 8 – Accrued and other current liabilities:

	December 31,	June 30,
	2024	2025

	(In thousands)
Employee benefits	$10,302	$8,254
Other	1,730	1,683
Total	$12,032	$9,937

Note 9 – Long-term debt:

During the first six months of 2025, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At June 30, 2025, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the six months ended June 30, 2025 was 9.38%. We are in compliance with all covenants at June 30, 2025.

Note 10 – Other noncurrent liabilities:

	December 31,	June 30,
	2024	2025

	(In thousands)
Reserve for uncertain tax positions	$4,778	$—
OPEB	451	427
Insurance claims and expenses	685	649
Other	269	193
Total	$6,183	$1,269

Note 11 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In thousands)
Net sales:
Security Products	$28,213	$30,683	$58,100	$60,913
Marine Components	7,674	9,683	15,758	19,725
Total	$35,887	$40,366	$73,858	$80,638

Note 12 – Employee benefit plans:

We administer a U.S. pension plan which has been closed to new participants since 1996. In accordance with applicable U.S. pension regulations, effective June 30, 2025 we began the process of terminating the pension plan, which includes the purchase of annuity contracts from a third-party insurance company for the purpose of distributing benefits to plan participants. The termination process involves several steps and is expected to take between six and twelve months to complete. Following the purchase of the annuity contracts for plan participants, we will remove pension plan assets and liabilities from our Condensed Consolidated Financial Statements and a plan settlement gain or loss (which we are currently unable to estimate) will be included in our net periodic pension cost. The plan termination is expected to be completed with existing plan funds. At December 31, 2024 the U.S. pension plan had a benefit obligation of $26.6 million, plan assets of $26.8 million and a pension plan asset of $.4 million.

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In thousands)
Interest cost	$365	$356	$730	$712
Expected return on plan assets	(335)	(317)	(670)	(634)
Recognized actuarial losses	333	284	666	568
Total	$363	$323	$726	$646

We do not expect to make any contributions to our defined benefit pension plan during 2025.

Note 13 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In thousands)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$2,048	$212	$3,792	$485
Rate differences on equity in earnings (losses) of Kronos, net of dividends	(776)	(275)	(1,558)	(594)
U.S. state income taxes and other, net	30	20	56	43
Income tax expense (benefit)	$1,302	$(43)	$2,290	$(66)

Comprehensive provision (benefit) for income taxes allocable to:
Net income	$1,302	$(43)	$2,290	$(66)
Additional paid-in capital	8	8	8	8
Other comprehensive income (loss):
Currency translation	124	914	(1,196)	2,026
Pension plans	101	85	202	170
Other	(11)	(9)	(19)	(18)
Total	$1,524	$955	$1,285	$2,120

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $13.4 million and $3.5 million in the first six months of 2024 and 2025, respectively. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos, net of dividends, represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA, among other provisions, provides for bonus depreciation of qualified property, permanently modifies the interest expense deduction to use an adjusted taxable income based on a calculation similar to EBITDA, and makes changes to international tax provisions including FDII (renamed Foreign-derived Deduction Eligible Income (FDDEI)). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are in the process of evaluating the relevant provisions of the Act and do not expect them to have a material impact on our tax provision.

Income tax matters related to Kronos

On July 18, 2025, Germany enacted legislation which includes, among other provisions, an additional depreciation allowance for certain fixed assets, improvements to the research and development tax allowance and, starting in 2028, a reduction of the 15% corporate tax rate by one percentage point in each of five years until the tax rate reaches 10% in 2032.  Kronos has significant German corporate net operating loss carryforwards and it expects to record deferred income tax expense of between $20 million and $23 million in the third quarter of 2025 to reduce its net deferred tax assets as a result of the reduction of the German corporate tax rate.

Note 14 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(182,085)	$(181,238)	$(177,119)	$(185,423)
Other comprehensive income (loss)	466	3,437	(4,500)	7,622
Balance at end of period	$(181,619)	$(177,801)	$(181,619)	$(177,801)

Defined benefit pension plans:
Balance at beginning of period	$(40,994)	$(36,349)	$(41,373)	$(36,666)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	378	323	757	640
Balance at end of period	$(40,616)	$(36,026)	$(40,616)	$(36,026)

OPEB plans:
Balance at beginning of period	$(1,161)	$(1,300)	$(1,114)	$(1,267)
Other comprehensive loss -
Amortization of net gain included in net periodic OPEB cost	(45)	(31)	(92)	(64)
Balance at end of period	$(1,206)	$(1,331)	$(1,206)	$(1,331)

Marketable debt securities:
Balance at beginning of period	$—	$—	$(15)	$—
Other comprehensive income - unrealized gain arising during the period	7	—	22	—
Balance at end of period	$7	$—	$7	$—

Total accumulated other comprehensive loss:
Balance at beginning of period	$(224,240)	$(218,887)	$(219,621)	$(223,356)
Other comprehensive income (loss)	806	3,729	(3,813)	8,198
Balance at end of period	$(223,434)	$(215,158)	$(223,434)	$(215,158)

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we have one installment payment of $16.7 million remaining which is due in September 2025. Our remaining installment will be made with funds already on deposit at the court that are committed to the settlement, which are included in current restricted cash on our Condensed Consolidated Balance Sheets, including all accrued interest at the date of payment. The amounts on deposit with the court are in excess of the final payment and such excess will be returned to us. See Note 17 to our 2024 Annual Report.

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

Changes in the accrued environmental remediation and related costs during the first six months of 2025 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$69,278
Additions charged to expense, net	1,479
Payments, net	(57,456)
Balance at the end of the period	$13,301

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$2,706
Noncurrent liability	10,595
Balance at the end of the period	$13,301

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”), has contractually assumed our obligations. At June 30, 2025, we had accrued approximately $13 million related to approximately 29 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $38 million, including the amounts currently accrued. These accruals have not been discounted to present value.

In February 2025, the United States District Court for the District of New Jersey entered an order approving a consent decree relating to the Raritan Bay Slag Superfund Site (“RBS Site”) in Middlesex County, New Jersey. The consent decree required the United

States Army Corps of Engineers (and other federal agencies), the State of New Jersey, the Township of Old Bridge, NL, and twenty-two other private companies to pay a total of $151.1 million, plus interest, to resolve all federal and state law claims for past and future response costs under CERCLA and the New Jersey Spill Act, including natural resource damages, contribution, and indemnification, relating to the RBS Site. The consent decree is a global settlement of all such claims relating to the RBS Site and resolves a lawsuit captioned United States of America, et al. v. NL Industries, Inc., et al. (United States District Court for the District of New Jersey, Civil Action No. 3:24-cv-08946) as well as all claims asserted by NL and the other settling parties in NL’s previously filed contribution lawsuit, NL Industries, Inc. v. Old Bridge Township, et al., discussed above.

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

We believe it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2025, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

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

Note 16 – Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		June 30, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$184,190	$184,190	$132,514	$132,514

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

Results of operations

Net income overview

Quarter ended June 30, 2025 compared to the quarter ended June 30, 2024

Our net income attributable to NL stockholders was $.3 million, or $.01 per share, in the second quarter of 2025 compared to $7.9 million, or $.16 per share, in the second quarter of 2024. As more fully described below, the decrease in our net income attributable to NL stockholders from 2024 to 2025 is primarily due to the net effects of:

●	equity in losses of Kronos of $2.8 million in 2025 compared to equity in earnings of $6.0 million in 2024;
●	higher CompX segment profit of $6.3 million in 2025 compared to $5.1 million in 2024;
●	lower interest and dividend income of $1.5 million in 2025 compared to $2.6 million in 2024; and
●	an unrealized loss in the relative value of marketable equity securities of $.1 million in 2025 compared to an unrealized gain of $.8 million in 2024.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Our net income attributable to NL stockholders was $1.0 million, or $.02 per share, in the first six months of 2025 compared to $14.7 million, or $.30 per share, in the first six months of 2024. As more fully described below, the decrease in our earnings attributable to NL stockholders from 2024 to 2025 is primarily due to the net effects of:

●	an unrealized loss in the relative value of marketable equity securities of $8.6 million in 2025 compared to an unrealized gain of $3.2 million in 2024;
●	equity in earnings of Kronos of $2.7 million in 2025 compared to $8.5 million in 2024;
●	higher CompX segment profit of $12.2 million in 2025 compared to $8.8 million in 2024; and
●	lower interest and dividend income of $3.5 million in 2025 compared to $5.2 million in 2024.

Our 2024 net income per share attributable to NL includes a loss of $.01 per share due to Kronos’recognition of an aggregate charge related to a write-off of deferred financing costs.

Income from operations

The following table shows the components of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
CompX segment profit	$5.1	$6.3	24%	$8.8	$12.2	39%
Corporate expense	(4.3)	(3.5)	(18)	(6.7)	(6.2)	(6)
Income from operations	$.8	$2.8	254	$2.1	$6.0	177

CompX is our component products business and corporate expense relates to NL. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$6.0	$(2.8)	(147)%	$8.5	$2.7	(68)%
Marketable equity securities	.8	(.1)	(114)	3.2	(8.6)	(374)
Other components of net periodic pension and OPEB cost	(.3)	(.3)	(10)	(.6)	(.6)	(10)
Interest and dividend income	2.6	1.5	(44)	5.2	3.5	(32)
Interest expense	(.1)	(.1)	(39)	(.3)	(.7)	127

CompX International Inc.

CompX’s segment profit in the second quarter of 2025 was $6.3 million compared to $5.1 million in the same period of 2024. CompX’s segment profit for the first six months of 2025 was $12.2 million compared to $8.8 million for the comparable prior year period. CompX’s segment profit increased in the second quarter and for the first six months of 2025 due to higher sales and gross margin at each of the Security Products and Marine Components segments.

	Three months ended June 30,		%	Six months ended June 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
Net sales	$35.9	$40.3	12%	$73.9	$80.6	9%
Cost of sales	24.8	27.4	11	53.1	55.5	5
Gross margin	11.1	12.9	15	20.8	25.1	20
Selling, general and administrative expenses	6.0	6.6	8	12.0	12.9	7
Segment profit (1)	$5.1	$6.3	24	$8.8	$12.2	39

Percentage of net sales:
Cost of sales	69%	68%		72%	69%
Gross margin	31	32		28	31
Selling, general and administrative expenses	17	16		16	16
Segment profit	14	16		12	15

(1)	We use segment profit to assess the performance of CompX. Segment profit is defined as gross margin less selling, general and administrative expenses directly attributable to CompX’s operations.

Net sales – CompX’s sales increased $4.4 million and $6.7 million in the second quarter and for the first six months of 2025, respectively, compared to the same periods in 2024 due to higher Security Products sales to the government security market and higher Marine Component sales to the government and towboat markets. See discussion of reporting units below.

Cost of sales and gross margin – CompX’s cost of sales as a percentage of sales improved 1% in the second quarter of 2025 compared to the same period in 2024. As a result, CompX’s gross margin as a percentage of sales increased over the same period. CompX’s gross margin percentage increased in the second quarter of 2025 compared to the same period in 2024 primarily due to higher Marine Components gross margin percentage partially offset by lower Security Products gross margin percentage. CompX’s cost of sales as a percentage of sales improved 3% for the first six months of 2025 compared to the same period in 2024. As a result, CompX’s gross margin as a percentage of sales increased over the same period. The increase in CompX’s gross margin percentage for the six-month comparative period is primarily due to higher gross margin percentage at Marine Components, primarily in the first quarter. See discussion of reporting units below.

Selling, general and administrative expenses – CompX’s selling, general and administrative expenses consist primarily of personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s business unit and corporate management activities, as well as any gains and losses on property and equipment. CompX’s selling, general and administrative expenses for the second quarter and the first six months of 2025 increased $.6 million and $.9 million, respectively, compared to the same periods in 2024 primarily due to higher employee related costs including salaries, benefits and medical expenses at both reporting units. Operating costs and expenses as a percentage of net sales decreased for the second quarter and for the first six months of 2025 due to higher coverage of operating costs and expenses as a result of higher sales.

Segment profit – As a percentage of net sales, CompX’s segment profit for the second quarter and the first six months of 2025 increased compared to the same periods of 2024 and was primarily impacted by the factors affecting sales, cost of sales, gross margin and selling, general and administrative expenses discussed above.  See discussion of reporting units below.

Results by reporting unit

The key performance indicators for CompX’s reporting units is the level of their reporting unit profit (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended June 30,		%	Six months ended June 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
Security Products:
Net sales	$28.2	$30.7	9%	$58.1	$60.9	5%
Cost of sales	19.3	21.1	10	40.4	42.3	5
Gross margin	8.9	9.6	7	17.7	18.6	5
Selling, general and administrative expenses	3.5	3.8	8	6.8	7.3	6
Reporting unit profit (2)	$5.4	$5.8	6	$10.9	$11.3	4

Gross margin	32%	31%		31%	31%
Reporting unit profit margin	19	19		19	19
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Security Products – Security Products net sales increased 9% and 5% in the second quarter and the first six months of 2025, respectively, compared to the same periods in 2024. Relative to prior year, the increase in second quarter sales was primarily due to $3.3 million higher sales to the government security market and $.5 million higher sales to the healthcare market, partially offset by $.9 million lower sales to the transportation market, $.3 million lower sales to the tool storage market and $.2 million lower sales to distributors. Relative to prior year, the increase in sales for the first six months was primarily due to $4.9 million higher sales to the government security market and $.8 million higher sales to the healthcare market, partially offset by $1.5 million lower sales to the transportation market, $.6 million lower sales to the tool storage market and $.4 million lower sales to distributors.

Gross margin and reporting unit profit as a percentage of net sales for the second quarter of 2025 decreased slightly as compared to the same period in 2024 primarily due to higher employee related costs including salaries, benefits and medical expense partially offset by increased coverage of fixed costs and operating costs and expenses as a result of higher sales. Gross margin as a percentage of net sales in the first six months of 2025 was comparable to the same period in 2024. Reporting unit profit as a percentage of net sales in the first six months of 2025 decreased slightly compared to the same period in prior year due to higher employee related costs including salaries, benefits and medical expenses.

	Three months ended June 30,		%	Six months ended June 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
Marine Components:
Net sales	$7.7	$9.6	26%	$15.8	$19.7	25%
Cost of sales	5.5	6.3	16	12.7	13.2	5
Gross margin	2.2	3.3	51	3.1	6.5	109
Selling, general and administrative expenses	.8	1.0	14	1.7	1.9	11
Reporting unit profit (2)	$1.4	$2.3	73	$1.4	$4.6	226

Gross margin	29%	35%		20%	33%
Reporting unit profit margin	18	25		9	24
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Marine Components – Marine Components net sales increased 26% in the second quarter of 2025 compared to the same period in 2024. Relative to prior year, the increase in second quarter sales was primarily due to $1.3 million higher sales to the government market and $.6 million higher sales to the towboat market. Marine Components net sales increased 25% in the first six months of 2025 compared to the same period in 2024. Relative to prior year, the increase in sales for the first six months was primarily due to $2.5 million higher sales to the government market and $2.4 million higher sales to the towboat market, partially offset by $.7 million lower sales to the center console market.

Gross margin as a percentage of net sales increased in the second quarter and for the first six months of 2025 compared to the same periods last year primarily due to increased coverage of fixed costs as a result of higher sales and to a lesser extent a more favorable customer and product mix. Reporting unit profit margin increased primarily due to increases in gross margin discussed above partially offset by higher employee related costs including salaries, benefits and medical expense.

Outlook – CompX’s sales for the first half of 2025 reflect continued robust demand across both of CompX’s reporting units, surpassing the first half of 2024 sales. CompX’s Marine Components sales and reporting unit profit for the first six months of 2025 exceeded prior year on the strength of improved demand to the government market as well as increased sales to the towboat market primarily in the first quarter of 2025 related to a one-time stocking event for a towboat OEM customer. CompX’s Security Products sales improved from prior year predominantly due to increased sales to the government security market and to a lesser extent increased sales to the healthcare market. The raw material price increases CompX began experiencing in the third quarter of 2024 have continued through the first half of 2025, and it is starting to see some surcharges related to tariffs on certain components, primarily electronic components from Asia.

CompX expects Security Products net sales in 2025 to improve over 2024 primarily due to continued higher sales to the government security and healthcare markets; however, it expects these increases will be offset somewhat by certain other markets that continue to be challenging including transportation and distribution. CompX’s Security Products gross margin and reporting unit profit margin percentages will be challenged during the last half of 2025 primarily due to higher cost inventory it began producing late in the second quarter due to higher raw material costs and tariff related surcharges on certain raw materials, primarily electronic components, which CompX expects to continue in the second half of 2025. As a result, CompX expects gross margin and reporting unit profit margin at Security Products to be in-line with prior year. CompX expects Marine Components net sales to increase in 2025 predominantly due to higher expected sales to the government market as well as higher expected sales to the industrial market in the second half of the year. Overall, CompX expects Marine Components to have improved gross margin and reporting unit profit margin percentages in 2025 compared to 2024 due to increased coverage of fixed costs on higher expected sales volumes.

CompX manufactures substantially all of its products in the U.S. and sources a substantial majority of its raw materials from U.S. suppliers. CompX also sources certain components, primarily electronic components from Asia, including China. Early in the first quarter of 2025, in anticipation of the U.S. federal government tariffs announcements, CompX increased purchases of certain electronic components and other components to mitigate the potential near-term impact of tariffs. As noted above, late in the second quarter CompX began incurring tariff related surcharges on certain raw materials, primarily electronic components. CompX is working to increase selling prices to its customers to recoup these increased raw material costs, although the extent to which it can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of its customers to substitute alternative products. CompX will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

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

General corporate and other items

Corporate expense – Corporate expenses were $3.5 million in the second quarter of 2025, $.8 million lower than in the second quarter of 2024, primarily due to lower litigation fees and related costs and lower environmental remediation and related costs. Included in corporate expense in the second quarter of 2024 and 2025 are:

●	litigation fees and related costs of $.7 million in 2025 compared to $1.3 million in 2024, and
●	environmental remediation and related costs of $.9 million in 2025 compared to $1.1 million in 2024.

Corporate expenses were $6.2 million in the first six months of 2025, $.5 million lower than in the first six months of 2024, primarily due to lower litigation and related costs, partially offset by higher environmental remediation and related costs. Included in corporate expense in the first six months of 2024 and 2025 are:

●	litigation fees and related costs of $1.2 million in 2025 compared to $2.0 million in 2024, and
●	environmental remediation and related costs of $1.5 million in 2025 compared to $1.3 million in 2025.

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

Interest and dividend income – Interest and dividend income income decreased in the second quarter and for the first six months of 2025 compared to the same periods of 2024 primarily due to lower average interest rates and decreased cash balances.

Marketable equity securities – We recognized an unrealized loss of $.1 million on the change in value of our marketable equity securities in the second quarter of 2025 compared to an unrealized gain of $.8 million in the second quarter of 2024. We recognized an unrealized loss of $8.6 million on the change in value of our marketable equity securities in the first six months of 2025 compared to an unrealized gain of $3.2 million in the first six months of 2024. See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense – We recognized an income tax benefit of less than $.1 million in the second quarter of 2025 compared to income tax expense of $1.3 million in the second quarter of 2024 and an income tax benefit of $.1 million in the first half of 2025 compared to income tax expense of $2.3 million in the first half of 2024. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $13.4 million and $3.5 million in the first six months of 2024 and 2025, respectively.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was a negative effective tax rate of .9% in the first six months of 2025 compared to an effective tax rate of 2.6% in the first six months of 2024. The change in our effective rate from 2024 to 2025 is primarily attributable to Kronos’ anticipated lower full year earnings and the effect of lower dividends in 2025 as compared to 2024. See Note 13 to our Condensed Consolidated Financial Statements for more information about our 2025 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX increased during the second quarter and for the first six months of 2025 compared to the same prior year periods. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended June 30,		%	Six months ended June 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
Net sales	$500.5	$494.4	(1)%	$979.3	$984.2	1%
Cost of sales	400.3	431.6	8	807.6	814.5	1
Gross margin	$100.2	$62.8	(37)	$171.7	$169.7	(1)

Income from operations	$35.9	$7.4	(79)%	$55.4	$45.8	(17)%
Interest and dividend income	2.1	.3		3.4	.7
Marketable equity securities unrealized gain (loss)	.1	—		.4	(1.0)
Other components of net periodic pension and OPEB cost	(.3)	(.6)		(.6)	(1.1)
Interest expense	(9.8)	(12.8)		(19.0)	(24.4)
Income (loss) before income taxes	28.0	(5.7)		39.6	20.0
Income tax expense	8.5	3.5		12.0	11.1
Net income (loss)	$19.5	$(9.2)		$27.6	$8.9

Percentage of net sales:
Cost of sales	80%	87%		82%	83%
Income from operations	7	1		6	4

Equity in earnings (losses) of Kronos Worldwide, Inc.	$6.0	$(2.8)		$8.5	$2.7

TiO2 operating statistics:
Sales volumes*	134	132	(1)%	264	268	2%
Production volumes*	137	125	(9)	258	268	4

Change in TiO2 net sales:
TiO2 sales volumes			(1)%			2%
TiO2 product pricing			(1)			—
TiO2 product mix/other			(1)			(1)
Changes in currency exchange rates			2			—
Total			(1)%			1%

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

Current industry conditions

The first six months of 2025 have seen unprecedented global uncertainty related to U.S. trade policies and geopolitical tensions. Kronos’ customers have been hesitant to build inventories, given these uncertainties, which has prolonged the market downturn and which has impacted its sales volumes and pricing momentum. Kronos started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but its average TiO2 selling prices declined 4% during the first six months of 2025. Kronos’ average TiO2 selling prices in the first six months of 2025 were comparable to the average selling prices during the first six months of 2024. Kronos had higher overall sales volumes in its European and North American markets somewhat offset by lower sales volumes in its export markets in the first six months of 2025 compared to the first six months of 2024.

Kronos operated its production facilities at 93% of practical capacity utilization in the first half of 2024. In the first half of 2025, Kronos’ practical capacity utilization was 87% as it reduced operating rates at certain of its manufacturing facilities.

The following table shows Kronos’ capacity utilization rates during 2024 and 2025.

	Production Capacity Utilization Rates
	2024	2025
First Quarter	87%	93%
Second Quarter	99%	81%

Excluding the effect of changes in currency exchange rates, Kronos’ cost of sales per metric ton of TiO2 sold in the second quarter and the first half of 2025 was higher as compared to the same periods in 2024 due to increases in per metric ton production costs (primarily unabsorbed fixed costs due to reduced operating rates in 2025).

Net sales – Kronos’ sales in the second quarter of 2025 decreased 1%, or $6.1 million, compared to the second quarter of 2024 primarily due to the effects of a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $7 million), changes in product mix (which decreased net sales by approximately $4 million) and a 1% decrease in sales volumes (which decreased net sales by approximately $3 million). In addition, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $8 million in the second quarter of 2025 as compared to the second quarter of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 1% in the second quarter of 2025 as compared to the second quarter of 2024 primarily due to lower sales volumes in its export markets somewhat offset by higher sales volumes in its North American market.

Kronos’ net sales in the first six months of 2025 increased 1%, or $4.9 million, compared to the first six months of 2024 primarily due to the net effects of a 2% increase in sales volumes (which increased net sales by approximately $21 million), and changes in product mix (which decreased net sales by approximately $14 million). In addition, Kronos estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $3 million in the first six months of 2025 as compared to the first six months of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 2% in the first six months of 2025 as compared to the same period in 2024 due to higher overall sales volumes in its North American and European markets somewhat offset by lower sales volumes in its export markets.

Cost of sales and gross margin – Kronos’ cost of sales increased by $31.3 million, or 8%, in the second quarter of 2025 compared to the second quarter of 2024 due to the effects of unfavorable fixed cost absorption due to reduced operating rates at certain of its manufacturing facilities, higher cost inventory produced in the first quarter and included in cost of sales in the second quarter and currency fluctuations (primarily the euro). Kronos’ unabsorbed fixed production costs related to decreased production volumes in the second quarter of 2025 were approximately $20 million. Kronos’ cost of sales in the second quarter of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of its sulfate process line in Canada.

Kronos’ cost of sales as a percentage of net sales increased to 87% in the second quarter of 2025 compared to 80% in the same period of 2024 primarily due to the unfavorable fixed cost absorption, higher production costs and currency fluctuations, as discussed above.

Kronos’ gross margin as a percentage of net sales decreased to 13% in the second quarter of 2025 compared to 20% in the second quarter of 2024. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to lower production volumes resulting in unfavorable fixed cost absorption.

Kronos’ cost of sales increased by $6.9 million, or 1%, in the first six months of 2025 compared to the first six months of 2024 due to the effects of approximately $18 million in additional unabsorbed fixed production costs recognized as a result of operating its production facilities at reduced rates and a 2% increase in TiO2 sales volumes somewhat offset by lower production costs (primarily raw materials). Kronos’ cost of sales in the first six months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of its sulfate process line in Canada.

Kronos’ cost of sales as a percentage of net sales increased to 83% in the first six months of 2025 compared to 82% in the same period of 2024 primarily due to the unfavorable fixed cost absorption somewhat offset by lower production costs noted above.

Kronos’ gross margin as a percentage of net sales decreased to 17% in the first six months of 2025 compared to 18% in the first six months of 2024. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the unfavorable effects of lower fixed cost absorption.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense increased $4.2 million, or 7%, in the second quarter of 2025 compared to the second quarter of 2024 primarily due to higher distribution and warehousing costs as a result of increased finished goods inventory levels. Selling, general and administrative expense as a percentage of net sales increased to 13% in the second quarter of 2025 compared to 12% in the second quarter of 2024 as a result of the higher distribution and warehousing costs as described above.

Kronos’ selling, general and administrative expense increased $11.6 million, or 10%, in the first six months of 2025 compared to the first six months of 2024 primarily due to higher distribution costs related to higher sales volumes and additional warehousing costs incurred during the first quarter of 2025 to position finished products inventory in the U.S. in response to anticipated U.S. federal government tariff announcements and an increase of finished goods inventory during the second quarter of 2025. Selling, general and administrative expense as a percentage of net sales increased 2% in the first six months of 2025 compared to the same period of 2024 as a result of the factors described above.

Income from operations – Kronos’ income from operations decreased by $28.5 million to $7.4 million in the second quarter of 2025 compared to income from operations of $35.9 million in the second quarter of 2024 as a result of the factors impacting gross margin discussed above. Kronos estimates that changes in currency exchange rates increased its income from operations by approximately $14 million in the second quarter of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Kronos’ income from operations decreased by $9.6 million to $45.8 million in the first six months of 2025 compared to income from operations of $55.4 million in the first six months of 2024 as a result of the factors impacting gross margin discussed above. Kronos estimates that changes in currency exchange rates increased its income from operations by approximately $9 million in the first half of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) – Kronos’ interest expense in the second quarter of 2025 increased $3.0 million compared to interest expense in the second quarter of 2024 primarily due to higher overall debt levels. Other components of Kronos’ net periodic pension and OPEB cost in the second quarter of 2025 increased $.3 million compared to the second quarter of 2024 primarily due to a lower expected return on plan assets.

Kronos’ interest expense in the first six months of 2025 increased $5.4 million compared to interest expense in the first six months of 2024 primarily due to higher overall debt levels and higher average interest rates as the result of debt transactions entered into in 2024. Kronos’ interest expense for the first six months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. Kronos’ other components of net periodic pension and OPEB cost in the first six months of 2025 increased $.5 million compared to the first six months of 2024 primarily due to a lower expected return on plan assets. Kronos recognized an unrealized loss of $1.0 million in the first six months of 2025 compared to an unrealized gain of $.4 million in the first six months of 2024 related to the change in market price of its marketable equity securities.

Income tax expense – Kronos recognized income tax expense of $3.5 million in the second quarter of 2025 compared to income tax expense of $8.5 million in the second quarter of 2024. The difference is primarily due to lower earnings in the second quarter of 2025 and the jurisdictional mix of such earnings, partially offset by the second quarter increase to the valuation allowance against Kronos’ Belgian deferred tax assets. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Kronos’ recognized income tax expense of $11.1 million in the first six months of 2025 compared to income tax expense of $12.0 million in the first six months of 2024. The difference is primarily due to lower earnings in the first six months of 2025 and the jurisdictional mix of such earnings. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance or changes in its reserve for uncertain tax positions, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations. However, in the first six months of 2024, Kronos’ consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserves for uncertain tax positions, was lower than the U.S federal statutory rate of 21% due to the effect of lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.

Effects of currency exchange rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of Kronos’ sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently Kronos’ non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all Kronos production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when Kronos’ non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time. Kronos periodically uses currency forward contracts to manage a portion of its currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts it holds from time to time serves in part to mitigate the currency transaction gains or losses it would recognize from the first two items described above.

Fluctuations in currency exchange rates had the following effects on Kronos’ sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates
Three months ended June 30, 2025 vs June 30, 2024
				Translation
				gains -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$—	$—	$—	$8	$8
Income from operations	(4)	9	13	1	14

The $8 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and weakening of the U.S. dollar relative to the Norwegian krone in 2025 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $14 million increase in income from operations was comprised of the following:

●	Lower net currency transaction losses of approximately $13 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations. In order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, Kronos entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. Kronos recognized a $2.3 million currency transaction gain for the three months ended June 30, 2025, and
●	There was minimal impact from the effect of the rate changes on translation gains and losses.

Impact of changes in currency exchange rates
Six months ended June 30, 2025 vs June 30, 2024
				Translation
				gains (losses) -	Total currency
	Transaction gains recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(3)	$(3)
Income from operations	2	5	3	6	9

The $3 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into fewer U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2025 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $9 million increase in income from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $3 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations. In order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, Kronos entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. Kronos recognized a $3.2 million currency transaction gain for the six months ended June 30, 2025, and
●	Approximately $6 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2025 as compared to 2024 which was partially offset by the effect of the strengthening of the U.S. dollar relative to the euro which caused net translation losses as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects on euro-denominated operating costs being translated into fewer U.S. dollars in 2025 as compared to 2024.

Outlook

Overall Kronos’ customer demand decreased in the second quarter of 2025 in all major markets. The momentum Kronos saw at the beginning of the year began to slow toward the second half of the first quarter of 2025 and persisted through the second quarter

2025 as customers continue to be cautious as a result of higher interest rates and continued inflation largely driven by ongoing global tariff and trade tensions. Kronos expects demand to remain challenging until the uncertainty around tariffs is resolved and it remains unclear how much impact the economic uncertainty caused by global tariff and trade tensions will have on demand for the remainder of 2025. Kronos believes customer inventory levels remain low; however, customers continue to be hesitant to build inventory, and Kronos continues to receive orders on shorter notice than previously experienced. As previously disclosed, in the first quarter of 2025 Kronos implemented tariff mitigation strategies, including building and prepositioning inventory from its Canadian facility in the U.S. which resulted in increased shipping and warehousing costs and increased finished goods inventory in the U.S. As a result of weaker than expected demand in the second quarter of 2025, U.S. inventory balances remain elevated. Kronos reduced its facility operating rates in the second quarter in response to the lower demand levels and it plans to operate its facilities in line with the current demand environment over the remainder of the year as it sells down elevated inventory balances.

Kronos’ TiO2 selling prices have remained relatively stable throughout the first half of 2025; however, lower demand, favorable TiO2 availability and minimal order lead times in the marketplace have pressured prices downward. Kronos remains focused on cost reduction initiatives designed to improve its long-term cost structure including ongoing process improvement initiatives. Kronos’ raw material, energy, and other input costs continue to trend lower, and it expects this moderation to continue in the second half of 2025. Kronos expects these cost improvements to be reflected in operating results in the third and fourth quarters of 2025 as the lower cost inventory produced works its way through cost of sales. However, due to the weaker than expected demand, increasing pricing pressures, and lower fixed cost absorption as a result of reduced operating rates, Kronos expects to report lower operating results for the full year of 2025 as compared to 2024.

As noted above, Kronos acquired full control of LPC in July 2024. Kronos believes this acquisition adds value to its customers and enables it to better serve the North American marketplace by expanding its product offerings and increasing sales to new and existing customers while realizing significant synergies, including commercial, overhead, and supply chain optimization. Kronos is in the process of fully integrating the additional LPC production capacity and expects the acquisition to positively impact its earnings. However, soft demand, competitive pressures and additional debt service costs from increased borrowings will limit this impact in the near term. Kronos is investing in technological and manufacturing improvements to the LPC facility which are expected to improve the flexibility, quality and cost effectiveness of the facility over the long term.

In July 2025, Kronos increased the maximum borrowings under its credit facility from $300 million to $350 million to provide additional liquidity for general corporate purposes and to support near-term debt maturities, including the €75 million 3.75% Senior Secured Notes due in September 2025. Kronos expects its cash on hand to improve as it reduces inventory levels over the next several quarters. With increased borrowing availability under Kronos’ revolving credit facility and cash on hand, Kronos believes it is well-positioned to finance its working capital needs and to fully integrate the acquired LPC production capacity.

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

Net cash used in operating activities was $40.2 million in the first six months of 2025 compared to net cash provided by operating activities of $22.3 million in the first six months of 2024. The decrease in cash provided by operating activities in the first six months of 2025 includes:

●	higher cash paid for environmental remediation and related costs in 2025 of $56.8 million primarily due to the payment of a settlement for an environmental remediation site (see Note 15 to our Condensed Consolidated Financial Statements);
●	lower dividends received from Kronos in 2025 of $9.9 million;

●	higher segment profit from CompX in 2025 of $3.4 million; and
●	lower net cash provided for relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2025 of $2.6 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended
	June 30,
	2024	2025

	(In millions)
Net cash provided by (used in) operating activities:
CompX	$11.5	$4.6
NL Parent and wholly-owned subsidiaries	17.2	(38.3)
Eliminations	(6.4)	(6.5)
Total	$22.3	$(40.2)

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding increased from December 31, 2024 to June 30, 2025 primarily as a result of a seasonal increase in CompX’s sales during the second quarter as compared to the fourth quarter and the timing of CompX’s sales and collections relative to the end of the quarter. Total average number of days in inventory increased from December 31, 2024 to June 30, 2025 primarily due to increased inventory as a result of higher raw material and production costs and to meet expected customer demand at both CompX’s Security Products and Marine Components reporting units. For comparative purposes, we have provided December 31, 2023 and June 30, 2024 numbers below.

	December 31,	June 30,	December 31,	June 30,
	2023	2024	2024	2025
Days sales outstanding	36 days	39 days	33 days	38 days
Days in inventory	95 days	101 days	94 days	109 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $2.2 million in the first six months of 2025 compared to $.7 million in the first six months of 2024. During the first six months of 2025, Valhi repaid a net $.4 million under the promissory note ($6.0 million of gross borrowings and $6.4 million of gross repayments). During the first six months of 2024, Valhi repaid a net $1.4 million under the promissory note ($12.0 million of gross borrowings and $13.4 million of gross repayments).

During the first six months of 2024, we received gross proceeds from U.S. treasury bill maturities totaling $42.0 million.

Financing activities

Our board of directors declared a quarterly dividend of $.09 per share in each of the first, second, and third quarters of 2025, and our board of directors declared a quarterly dividend of $.08 per share in each of the first, second, and third quarters of 2024. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. In this regard, in August 2025, our board of directors declared a special dividend of $.21 per share on our common stock, par value $.125 per share. The special dividend is payable on August 28, 2025 to stockholders of record at the close of business on August 18, 2025. Additionally, in August 2025, CompX’s board of directors declared a special dividend of $1.00 per share on CompX’s Class A common stock, par value $.01 per share.  CompX’s special dividend is payable on August 27, 2025 to CompX’s stockholders of record at the close of business on August 18, 2025.

Cash flows from financing activities in the first six months of each of 2024 and 2025 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At June 30, 2025, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at June 30, 2025. See Note 9 to our Condensed Consolidated Financial Statements.

At June 30, 2025, Kronos had $37.0 million outstanding on its revolving credit facility (the “Global Revolver”). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement. Effective July 17, 2025, Kronos completed an amendment to its Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million. The maturity date of the facility remains July 2029. For the period ended June 30, 2025, the borrowing base exceeded $350 million. At June 30, 2025, Kronos had total availability for borrowing of approximately $300 million less any amounts outstanding under this facility. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos is in compliance with all of its debt covenants at June 30, 2025. Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facility through its maturity.

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

At June 30, 2025, we had aggregate restricted and unrestricted cash and cash equivalents of $132.5 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$56.2
NL Parent and wholly-owned subsidiaries	76.3
Total	$132.5

In addition, at June 30, 2025 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $19.4 million. See Note 5 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at June 30, 2025 with an aggregate market value of $218.4 million. See Note 6 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2026) and long-term obligations (defined as the five-year period ending June 30, 2030) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At June 30, 2025, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 9 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at June 30, 2025 totaled $.6 million. CompX expects to spend $3.4 million during 2025 on capital investments, primarily those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At June 30, 2025, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2025, based on the number of shares of common stock of these affiliates we own as of June 30, 2025 and their current regular quarterly dividend rate, is presented in the table below. Additionally, as mentioned above, CompX’s board of directors declared a special dividend on its Class A common stock of $1.00 per share payable on August 27, 2025. We will receive $10.8 million from this dividend which is not included in the table below because it is not expected to be recurring.

	Shares held	Quarterly	Annual expected
	June 30, 2025	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.05	$7.0
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$20.3

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

Recent accounting pronouncements

See Note 17 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2025.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matter discussed below, refer to Note 15 to our Condensed Consolidated Financial Statements and our 2024 Annual Report for descriptions of certain legal proceedings.

Philip Palmeri v. NL Industries, Inc.  In May 2025, the case was dismissed.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report.

Item 6.Exhibits

HIDDEN_ROW
10.1

Fourth Amendment to Credit Agreement dated July 17, 2025 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto –  incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 17, 2025 and filed by Kronos Worldwide, Inc. (File No. 1-31763) on July 17, 2025.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: August 6, 2025	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: August 6, 2025	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)