Form 10-Q
period 2025-09-30
NL INDUSTRIES INC
filed 2025-11-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on November 3, 2025  48,862,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2024	2025
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,154	$101,923
Restricted cash and cash equivalents	20,545	21,272
Accounts and other receivables, net	23,739	18,138
Inventories, net	28,366	30,951
Prepaid expenses and other	2,154	2,016

Total current assets	237,958	174,300

Other assets:
Restricted cash and cash equivalents	491	375
Note receivable from affiliate	9,300	8,100
Marketable securities	28,015	18,900
Investment in Kronos Worldwide, Inc.	250,278	246,496
Goodwill	27,156	27,156
Other assets, net	1,034	893

Total other assets	316,274	301,920

Property and equipment:
Land	5,390	5,390
Buildings	23,262	23,272
Equipment	75,605	77,757
Construction in progress	589	540
	104,846	106,959
Less accumulated depreciation	80,820	82,977

Net property and equipment	24,026	23,982

Total assets	$578,258	$500,202

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	September 30,
	2024	2025
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,758	$3,246
Accrued litigation settlement	16,431	16,667
Accrued and other current liabilities	12,032	11,645
Accrued environmental remediation and related costs	58,135	2,666
Payables to affiliates	706	950

Total current liabilities	91,062	35,174

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	11,143	10,469
Deferred income taxes	53,391	59,430
Accrued pension costs	76	78
Other	6,183	1,279

Total noncurrent liabilities	71,293	71,756

Equity:
NL stockholders' equity:
Preferred stock	—	—
Common stock	6,105	6,107
Additional paid-in capital	299,099	299,349
Retained earnings	315,056	284,754
Accumulated other comprehensive loss	(223,356)	(214,833)

Total NL stockholders' equity	396,904	375,377

Noncontrolling interest in subsidiary	18,999	17,895

Total equity	415,903	393,272

Total liabilities and equity	$578,258	$500,202

Commitments and contingencies (Notes 13 and 15)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(unaudited)
Net sales	$33,667	$39,950	$107,525	$120,588
Cost of sales	24,199	28,921	77,225	84,506

Gross margin	9,468	11,029	30,300	36,082

Selling, general and administrative expense	6,119	6,268	18,155	19,132
Other operating income (expense):
Insurance recoveries	1,100	—	1,317	—
Corporate expense	(2,413)	(2,910)	(9,279)	(9,150)

Income from operations	2,036	1,851	4,183	7,800

Equity in earnings (losses) of Kronos Worldwide, Inc.	21,982	(11,318)	30,431	(8,604)

Other income (expense):
Interest and dividend income	2,716	2,076	7,945	5,618
Marketable equity securities	18,613	(456)	21,775	(9,115)
Other components of net periodic pension and OPEB cost	(318)	(285)	(954)	(855)
Interest expense	(147)	(90)	(440)	(756)

Income (loss) before income taxes	44,882	(8,222)	62,940	(5,912)

Income tax expense (benefit)	8,508	(854)	10,798	(920)

Net income (loss)	36,374	(7,368)	52,142	(4,992)
Noncontrolling interest in net income of subsidiary	364	503	1,458	1,857

Net income (loss) attributable to NL stockholders	$36,010	$(7,871)	$50,684	$(6,849)

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$.74	$(.16)	$1.04	$(.14)

Weighted average shares used in the calculation of net income (loss) per share	48,848	48,863	48,841	48,855

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(unaudited)
Net income (loss)	$36,374	$(7,368)	$52,142	$(4,992)

Other comprehensive income (loss), net of tax:
Currency translation	1,521	30	(2,979)	7,652
Defined benefit pension plans	378	326	1,135	966
Marketable debt securities	(7)	—	15	—
Other postretirement benefit plans	(45)	(31)	(137)	(95)

Total other comprehensive income (loss), net	1,847	325	(1,966)	8,523

Comprehensive income (loss)	38,221	(7,043)	50,176	3,531
Comprehensive income attributable to noncontrolling interest	364	503	1,458	1,857

Comprehensive income (loss) attributable to NL stockholders	$37,857	$(7,546)	$48,718	$1,674

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended September 30, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at June 30, 2024	$6,105	$299,099	$291,322	$(223,434)	$22,124	$395,216
Net income	—	—	36,010	—	364	36,374
Other comprehensive income, net of tax	—	—	—	1,847	—	1,847
Dividends paid - $.51 per share	—	—	(24,912)	—	—	(24,912)
Dividends paid to noncontrolling interest	—	—	—	—	(3,595)	(3,595)

Balance at September 30, 2024	$6,105	$299,099	$302,420	$(221,587)	$18,893	$404,930

Balance at June 30, 2025	$6,107	$299,349	$307,284	$(215,158)	$19,429	$417,011
Net income (loss)	—	—	(7,871)	—	503	(7,368)
Other comprehensive income, net of tax	—	—	—	325	—	325
Dividends paid - $.30 per share	—	—	(14,659)	—	—	(14,659)
Dividends paid to noncontrolling interest	—	—	—	—	(2,037)	(2,037)

Balance at September 30, 2025	$6,107	$299,349	$284,754	$(214,833)	$17,895	$393,272

	Nine months ended September 30, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2023	$6,103	$298,868	$284,462	$(219,621)	$21,950	$391,762
Net income	—	—	50,684	—	1,458	52,142
Other comprehensive loss, net of tax	—	—	—	(1,966)	—	(1,966)
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.67 per share	—	—	(32,726)	—	—	(32,726)
Dividends paid to noncontrolling interest	—	—	—	—	(4,531)	(4,531)
Other, net	—	133	—	—	16	149

Balance at September 30, 2024	$6,105	$299,099	$302,420	$(221,587)	$18,893	$404,930

Balance at December 31, 2024	$6,105	$299,099	$315,056	$(223,356)	$18,999	$415,903
Net income (loss)	—	—	(6,849)	—	1,857	(4,992)
Other comprehensive income, net of tax	—	—	—	8,523	—	8,523
Issuance of NL common stock	2	118	—	—	—	120
Dividends paid - $.48 per share	—	—	(23,453)	—	—	(23,453)
Dividends paid to noncontrolling interest	—	—	—	—	(2,976)	(2,976)
Other, net	—	132	—	—	15	147

Balance at September 30, 2025	$6,107	$299,349	$284,754	$(214,833)	$17,895	$393,272

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$52,142	$(4,992)
Depreciation and amortization	2,763	2,764
Deferred income taxes	10,588	(1,011)
Equity in (earnings) losses of Kronos Worldwide, Inc.	(30,431)	8,604
Dividends received from Kronos Worldwide, Inc.	15,144	5,283
Marketable equity securities	(21,775)	9,115
Benefit plan expense greater than cash funding	51	852
Noncash interest income	(817)	—
Noncash interest expense	400	236
Other, net	233	274
Change in assets and liabilities:
Accounts and other receivables, net	2,512	5,810
Inventories, net	2,494	(2,769)
Prepaid expenses and other	(62)	130
Accounts payable and accrued liabilities	(14,332)	(234)
Accounts with affiliates	812	23
Accrued environmental remediation and related costs	518	(56,143)
Other noncurrent assets and liabilities, net	(3,647)	(195)
Net cash provided by (used in) operating activities	16,593	(32,253)

Cash flows from investing activities:
Capital expenditures	(1,194)	(3,148)
Proceeds from maturities of marketable securities	54,000	—
Note receivable from affiliate:
Collections	20,400	11,900
Loans	(17,700)	(10,700)
Other	—	10
Net cash provided by (used in) investing activities	55,506	(1,938)

Cash flows from financing activities:
Dividends paid	(32,726)	(23,453)
Dividends paid to noncontrolling interests in subsidiary	(4,531)	(2,976)
Net cash used in financing activities	(37,257)	(26,429)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	34,842	(60,620)
Balance at beginning of year	141,382	184,190

Balance at end of period	$176,224	$123,570

Supplemental disclosures:
Cash paid for:
Interest	$39	$520
Income taxes, net	21	95
Noncash investing activities -
Change in accruals for capital expenditures	$(33)	$(429)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At September 30, 2025, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (“Kronos”). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on March 6, 2025 (the “2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

Cash dividends include special dividends of $.43 and $.21 per share in 2024 and 2025, respectively.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Note 2 – Segment information:

Our chief operating decision maker (“CODM”) evaluates segment performance based on net income and segment profit (a non-GAAP measure), which we define as gross margin less selling, general and administrative expenses directly attributable to CompX. Differences between segment profit and the amounts included in net income (loss) are included in the table below. Substantially all depreciation and amortization amounts are included in the calculation of segment profit.

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025

	(In thousands)
Net sales	$33,667	$39,950	$107,525	$120,588

Segment profit	3,349	4,761	12,145	16,950
Insurance recoveries	1,100	—	1,317	—
Corporate expenses	(2,413)	(2,910)	(9,279)	(9,150)
Equity in earnings (losses) of Kronos Worldwide, Inc.	21,982	(11,318)	30,431	(8,604)
Interest and dividend income	2,716	2,076	7,945	5,618
Marketable equity securities	18,613	(456)	21,775	(9,115)
Other components of net periodic pension and OPEB cost	(318)	(285)	(954)	(855)
Interest expense	(147)	(90)	(440)	(756)
Income tax benefit (expense)	(8,508)	854	(10,798)	920
Net income (loss)	$36,374	$(7,368)	$52,142	$(4,992)

See the Condensed Consolidated Financial Statements for additional financial information regarding our operating segment.

Note 3 – Accounts and other receivables, net:

	December 31,	September 30,
	2024	2025

	(In thousands)
Trade receivables - CompX	$14,183	$17,932
Receiveable from affiliate	—	221
Other receivables	9,626	55
Allowance for doubtful accounts	(70)	(70)
Total	$23,739	$18,138

Other receivables are discussed in Note 15.

Note 4 – Inventories, net:

	December 31,	September 30,
	2024	2025

	(In thousands)
Raw materials	$5,652	$5,767
Work in process	17,638	20,650
Finished products	5,076	4,534
Total	$28,366	$30,951

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

	Fair value		Cost or
	measurement	Market	amortized	Unrealized
	level	value	cost	gain (loss), net

		(In thousands)
December 31, 2024
Noncurrent assets - Valhi common stock	1	$28,015	$24,347	$3,668

September 30, 2025
Noncurrent assets - Valhi common stock	1	$18,900	$24,347	$(5,447)

At December 31, 2024 and September 30, 2025, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2024 and September 30, 2025, the quoted per share market price of Valhi common stock was $23.39 and $15.78, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi, we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we receive dividends from Valhi on these shares, when declared and paid.

Note 6 – Investment in Kronos Worldwide, Inc.:

At December 31, 2024 and September 30, 2025, we owned approximately 35.2 million shares of Kronos common stock. At September 30, 2025, the quoted market price of Kronos’ common stock was $5.74 per share, or an aggregate market value of $202.2 million. At December 31, 2024, the quoted market price was $9.75 per share, or an aggregate market value of $343.4 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2025 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$250.3
Equity in losses of Kronos	(8.6)
Dividends received from Kronos	(5.3)
Equity in Kronos' other comprehensive income:
Currency translation	9.7
Defined benefit pension plans	.4
Balance at the end of the period	$246.5

Selected financial information of Kronos is summarized below:

	December 31,	September 30,
	2024	2025

	(In millions)
Current assets	$1,105.3	$1,070.4
Property and equipment, net	694.1	725.7
Other noncurrent assets	114.1	113.6
Total assets	$1,913.5	$1,909.7

Current liabilities	$476.6	$279.2
Long-term debt	429.1	626.2
Accrued pension costs	117.5	125.2
Other noncurrent liabilities	73.3	74.4
Stockholders’ equity	817.0	804.7
Total liabilities and stockholders’ equity	$1,913.5	$1,909.7

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In millions)
Net sales	$484.7	$456.9	$1,464.0	$1,441.1
Cost of sales	383.5	409.9	1,191.1	1,224.5
Income from operations	38.9	(19.2)	94.3	26.6
Income tax expense	22.7	7.9	34.7	19.0
Net income (loss)	71.8	(37.0)	99.4	(28.1)

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Kronos acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment and an additional earn-out payment of up to $15 million. The earn-out liability associated with the acquisition is remeasured at fair value at each reporting date. During the third quarter of 2025, Kronos determined that it is no longer probable the thresholds required to trigger payment of the earn-out will be achieved. As a result, the fair value of the earn-out liability was reduced to zero, resulting in Kronos recognizing a non-cash gain of $4.6 million. Kronos also recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024, representing the difference between the $178.2 million estimated fair value of its existing ownership interest in LPC at the Acquisition Date and its aggregate $113.7 million carrying value at the Acquisition Date.

Note 7 – Other assets, net:

	December 31,	September 30,
	2024	2025

	(In thousands)
Pension asset	$354	$273
Other	680	620
Total	$1,034	$893

Note 8 – Accrued and other current liabilities:

	December 31,	September 30,
	2024	2025

	(In thousands)
Employee benefits	$10,302	$9,559
Other	1,730	2,086
Total	$12,032	$11,645

Note 9 – Long-term debt:

During the first nine months of 2025, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At September 30, 2025, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the nine months ended September 30, 2025 was 9.36%. The interest rate under this facility as of September 30, 2025 was 9.13%. We are in compliance with all covenants at September 30, 2025.

Note 10 – Other noncurrent liabilities:

	December 31,	September 30,
	2024	2025

	(In thousands)
Reserve for uncertain tax positions	$4,778	$—
OPEB	451	424
Insurance claims and expenses	685	667
Other	269	188
Total	$6,183	$1,279

Note 11 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In thousands)
Net sales:
Security Products	$26,567	$30,266	$84,667	$91,179
Marine Components	7,100	9,684	22,858	29,409
Total	$33,667	$39,950	$107,525	$120,588

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

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In thousands)
Interest cost	$365	$356	$1,095	$1,068
Expected return on plan assets	(335)	(317)	(1,005)	(951)
Recognized actuarial losses	333	284	999	852
Total	$363	$323	$1,089	$969

We do not expect to make any contributions to our defined benefit pension plan during 2025.

Note 13 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In thousands)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$9,425	$(1,726)	$13,217	$(1,241)
Rate differences on equity in earnings (losses) of Kronos, net of dividends	(954)	856	(2,512)	262
U.S. state income taxes and other, net	37	16	93	59
Income tax expense (benefit)	$8,508	$(854)	$10,798	$(920)

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$8,508	$(854)	$10,798	$(920)
Additional paid-in capital	—	—	8	8
Other comprehensive income (loss):
Currency translation	404	8	(792)	2,034
Pension plans	99	87	301	257
Other	(14)	(7)	(33)	(25)
Total	$8,997	$(766)	$10,282	$1,354

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $15.1 million and $5.3 million in the first nine months of 2024 and 2025, respectively. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos, net of dividends, represent the income tax expense (benefit) associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA, among other provisions, provides for bonus depreciation of qualified property, permanently modifies the interest expense deduction to use an adjusted taxable income based on a calculation similar to EBITDA, and makes changes to international tax provisions including Foreign-Derived Intangible Income (“FDII”) (renamed Foreign-derived Deduction Eligible Income (FDDEI)). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on our 2025 consolidated financial statements, and we are in the process of evaluating the impact to future years as additional provisions take effect.

Income tax matters related to Kronos

On July 18, 2025, Germany enacted legislation which includes, among other provisions, an additional depreciation allowance for certain fixed assets, improvements to the research and development tax allowance and, starting in 2028, a reduction of the 15% corporate tax rate by one percentage point annually for five years reaching 10% in 2032. Kronos recorded a non-cash deferred income tax expense of $19.3 million in the third quarter to reduce their net German deferred tax asset as a result of the reduction of the German corporate tax rate.

.

Note 14 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(181,619)	$(177,801)	$(177,119)	$(185,423)
Other comprehensive income (loss)	1,521	30	(2,979)	7,652
Balance at end of period	$(180,098)	$(177,771)	$(180,098)	$(177,771)

Defined benefit pension plans:
Balance at beginning of period	$(40,616)	$(36,026)	$(41,373)	$(36,666)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	378	326	1,135	966
Balance at end of period	$(40,238)	$(35,700)	$(40,238)	$(35,700)

OPEB plans:
Balance at beginning of period	$(1,206)	$(1,331)	$(1,114)	$(1,267)
Other comprehensive loss -
Amortization of net gain included in net periodic OPEB cost	(45)	(31)	(137)	(95)
Balance at end of period	$(1,251)	$(1,362)	$(1,251)	$(1,362)

Marketable debt securities:
Balance at beginning of period	$7	$—	$(15)	$—
Other comprehensive income (loss) - unrealized (loss) gain arising during the period	(7)	—	15	—
Balance at end of period	$—	$—	$—	$—

Total accumulated other comprehensive loss:
Balance at beginning of period	$(223,434)	$(215,158)	$(219,621)	$(223,356)
Other comprehensive income (loss)	1,847	325	(1,966)	8,523
Balance at end of period	$(221,587)	$(214,833)	$(221,587)	$(214,833)

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

Pursuant to the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, we paid the final installment payment of $16.7 million in October 2025. The full amount of the final payment, along with additional accrued interest of approximately $1.6 million, was reimbursed to us in October 2025 by funds already on deposit at the court that were committed to the settlement. The funds on deposit at the court are included in current restricted cash on our Condensed Consolidated Balance Sheets. See Note 17 to our 2024 Annual Report.

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2025 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$69,278
Additions charged to expense, net	1,579
Payments, net	(57,722)
Balance at the end of the period	$13,135

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$2,666
Noncurrent liability	10,469
Balance at the end of the period	$13,135

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”), has contractually assumed our obligations. At September 30, 2025, we had accrued approximately $13 million related to approximately 29 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $38 million, including the amounts currently accrued. These accruals have not been discounted to present value.

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

We believe it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2025, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

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

Note 16 – Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		September 30, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$184,190	$184,190	$123,570	$123,570

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

Results of operations

Net income (loss) overview

Quarter ended September 30, 2025 compared to the quarter ended September 30, 2024

Our net loss attributable to NL stockholders was $7.8 million, or $.16 per share, in the third quarter of 2025 compared to net income attributable to NL stockholders of $36.0 million, or $.74 per share, in the third quarter of 2024. As more fully described below, the decrease in our earnings attributable to NL stockholders from 2024 to 2025 is primarily due to the net effects of:

●	equity in losses of Kronos of $11.3 million in 2025 compared to equity in earnings of $21.9 million in 2024;
●	an unrealized loss in the relative value of marketable equity securities of $.5 million in 2025 compared to an unrealized gain of $18.6 million in 2024;
●	higher CompX segment profit of $4.8 million in 2025 compared to $3.3 million in 2024; and
●	lower interest and dividend income of $2.1 million in 2025 compared to $2.7 million in 2024.

Our 2025 net loss per share attributable to NL stockholders includes:

●	expense of $.10 per share, net of tax, related to Kronos’ non-cash deferred income tax expense reflecting the impact of the rate reduction on its net German deferred tax asset; and
●	income of $.02 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its earn-out liability related to the acquisition of the remaining interest in its TiO2 manufacturing joint venture.

Our 2024 net income per share attributable to NL stockholders includes:

●	income of $.25 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its investment in the TiO2 manufacturing joint venture; and
●	income of $.02 per share, net of tax, related to insurance recoveries.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Our net loss attributable to NL stockholders was $6.8 million, or $.14 per share, in the first nine months of 2025 compared to net income attributable to NL stockholders of $50.7 million, or $1.04 per share, in the first nine months of 2024. As more fully described below, the decrease in our earnings attributable to NL stockholders from 2024 to 2025 is primarily due to the net effects of:

●	equity in losses of Kronos of $8.6 million in 2025 compared to equity in earnings of $30.4 million in 2024;
●	an unrealized loss in the relative value of marketable equity securities of $9.1 million in 2025 compared to an unrealized gain of $21.8 million in 2024;
●	higher CompX segment profit of $17.0 million in 2025 compared to $12.1 million in 2024; and
●	lower interest and dividend income of $5.6 million in 2025 compared to $7.9 million in 2024.

Our 2025 net loss per share attributable to NL stockholders includes:

●	expense of $.10 per share, net of tax, related to Kronos’ non-cash deferred income tax expense reflecting the impact of the rate reduction on its net German deferred tax asset; and
●	income of $.02 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its earn-out liability related to the acquisition of the remaining interest in its TiO2 manufacturing joint venture.

Our 2024 net income per share attributable to NL includes:

●	income of $.25 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its investment in the TiO2 manufacturing joint venture;
●	income of $.02 per share, net of tax, related to insurance recoveries; and
●	a loss of $.01 per share due to Kronos’ recognition of an aggregate charge related to a write-off of deferred financing costs.

Income from operations

The following table shows the components of our income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
CompX segment profit	$3.3	$4.8	42%	$12.1	$17.0	40%
Corporate expense	(2.3)	(3.0)	21	(9.2)	(9.2)	(1)
Insurance recoveries	1.1	—	(100)	1.3	—	(100)
Income from operations	$2.1	$1.8	(9)	$4.2	$7.8	86

CompX is our component products business and corporate expense relates to NL. Each of these items is further discussed below.

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$21.9	$(11.3)	(151)%	$30.4	$(8.6)	(128)%
Marketable equity securities gain (loss)	18.6	(.5)	(102)	21.8	(9.1)	(142)
Other components of net periodic pension and OPEB cost	(.3)	(.3)	(10)	(.9)	(.9)	(10)
Interest and dividend income	2.7	2.1	(24)	7.9	5.6	(29)
Interest expense	(.2)	—	(39)	(.5)	(.7)	72

CompX International Inc.

CompX’s segment profit in the third quarter of 2025 was $4.8 million compared to $3.3 million in the same period of 2024. CompX’s segment profit for the first nine months of 2025 was $17.0 million compared to $12.1 million for the comparable prior year period. CompX’s segment profit increased in the third quarter and for the first nine months of 2025 due to higher sales and gross margin at each of the Security Products and Marine Components reporting units.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
Net sales	$33.6	$40.0	19%	$107.5	$120.6	12%
Cost of sales	24.1	29.0	20	77.2	84.5	9
Gross margin	9.5	11.0	16	30.3	36.1	19
Selling, general and administrative expenses	6.2	6.2	2	18.2	19.1	5
Segment profit (1)	$3.3	$4.8	42	$12.1	$17.0	40

Percentage of net sales:
Cost of sales	71.9%	72.4%		71.8%	70.1%
Gross margin	28.1	27.6		28.2	29.9
Selling, general and administrative expenses	18.2	15.7		16.9	15.9
Segment profit	9.9	11.9		11.3	14.0

(1)	We use segment profit to assess the performance of CompX. Segment profit is defined as gross margin less selling, general and administrative expenses directly attributable to CompX’s operations.

Net sales – CompX’s net sales increased $6.4 million and $13.1 million in the third quarter and for the first nine months of 2025, respectively, compared to the same periods in 2024 due to higher Security Products sales to the government security market and higher Marine Component sales to various markets including the towboat, government and industrial markets. See discussion of reporting units below.

Cost of sales and gross margin – CompX’s cost of sales as a percentage of sales increased .5% in the third quarter of 2025 compared to the same period in 2024. As a result, CompX’s gross margin as a percentage of net sales decreased over the same period. CompX’s gross margin percentage decreased in the third quarter of 2025 compared to the same period in 2024 primarily due to lower Security Products gross margin percentage partially offset by higher Marine Components gross margin percentage. CompX’s cost of sales as a percentage of net sales improved 1.7% for the first nine months of 2025 compared to the same period in 2024. As a result, CompX’s gross margin as a percentage of net sales increased over the same period. The increase in CompX’s gross margin percentage for the nine-month comparative period is primarily due to higher gross margin percentage at Marine Components, partially offset by lower Security Products gross margin percentage. See discussion of reporting units below.

Selling, general and administrative expenses – CompX’s selling, general and administrative expenses consist primarily of personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s business unit and corporate management activities, as well as any gains and losses on property and equipment. CompX’s selling, general and administrative expenses for the third quarter of 2025 were comparable to the same period in 2024. CompX’s selling, general and administrative expenses for the first nine months of 2025 increased $.9 million compared to the same period in 2024 primarily due to higher employee-related costs including salaries, benefits and medical expenses at both segments. Selling, general and administrative expenses as a percentage of net sales decreased for the third quarter and for the first nine months of 2025 due to higher coverage of operating costs and expenses as a result of higher sales.

Segment profit – As a percentage of net sales, CompX’s segment profit for the third quarter and the first nine months of 2025 increased compared to the same periods of 2024 and was primarily impacted by the factors affecting sales, cost of sales, gross margin and selling, general and administrative expenses discussed above.  See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their reporting unit profit (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
Security Products:
Net sales	$26.6	$30.3	14%	$84.7	$91.2	8%
Cost of sales	18.5	21.7	17	58.9	64.0	9
Gross margin	8.1	8.6	6	25.8	27.2	5
Selling, general and administrative expenses	3.6	3.5	2	10.4	10.8	5
Reporting unit profit (2)	$4.5	$5.1	9	$15.4	$16.4	5

Gross margin	30.4%	28.3%		30.5%	29.7%
Reporting unit profit margin	17.1	16.5		18.2	17.8
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Security Products – Security Products net sales increased 14% and 8% in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. Relative to prior year, the increase in third quarter sales was primarily due to $4.0 million higher sales to the government security market and $.3 million higher sales to the gas station security market, partially offset by $.7 million lower sales to the healthcare market and $.3 million lower sales to the tool storage market. Relative to prior year, the increase in sales for the first nine months was primarily due to $8.9 million higher sales to the government security market and $.5 million higher sales to the gas station security market, partially offset by lower sales to a variety of other markets including $1.3 million lower sales to the transportation market, $.9 million lower sales to the tool storage market and $.4 million lower contract plating sales.

Gross margin as a percentage of net sales for the third quarter of 2025 decreased compared to the same period in 2024 primarily due to higher cost inventory produced during the second quarter of 2025 and sold in the third quarter of 2025 and higher employee-related costs including salaries, benefits and medical expense partially offset by increased coverage of fixed costs as a result of higher sales. Gross margin as a percentage of net sales for the first nine months of 2025 decreased compared to the same period in 2024 primarily due to higher employee-related costs including salaries, benefits and medical expense partially offset by increased coverage of fixed costs as result of higher sales. Reporting unit profit margin for the third quarter and for the first nine months of 2025 decreased primarily due to the decreases in gross margin discussed above partially offset by increased coverage of selling, general and administrative expenses on higher sales.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
Marine Components:
Net sales	$7.0	$9.7	36%	$22.8	$29.4	29%
Cost of sales	5.6	7.3	26	18.3	20.5	11
Gross margin	1.4	2.4	77	4.5	8.9	99
Selling, general and administrative expenses	.8	.9	17	2.5	2.8	13
Reporting unit profit (2)	$.6	$1.5	156	$2.0	$6.1	205

Gross margin	19.5%	25.4%		19.7%	30.5%
Reporting unit profit margin	8.5	16.0		8.9	21.0
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Marine Components – Marine Components net sales increased 36% in the third quarter of 2025 compared to the same period in 2024. Relative to prior year, the increase in third quarter sales was primarily due to $1.2 million higher sales to the industrial market, $.9 million higher sales to the towboat market and $.5 million higher sales to the government market. Marine Components net sales increased 29% in the first nine months of 2025 compared to the same period in 2024. Relative to prior year, the increase in sales for the first nine months was primarily due to $3.2 million higher sales to the towboat market, $3.1 million higher sales to the government market and $1.0 million higher sales to the industrial market, partially offset by $.9 million lower sales to the center console market.

Gross margin as a percentage of net sales increased in the third quarter and for the first nine months of 2025 compared to the same periods last year primarily due to increased coverage of fixed costs as a result of higher sales and to a lesser extent a more favorable customer and product mix. Reporting unit profit margin increased primarily due to the increases in gross margin discussed above and increased coverage of selling, general and administrative expenses on higher sales.

Outlook – CompX’s sales for the first nine months of 2025 reflect sustained demand across both of its reporting units, with year-to-date results exceeding those for the same period in 2024. CompX’s Marine Components reporting unit sales and profit for the first nine months of 2025 exceeded prior year levels, driven by improved demand in the government and industrial markets as well as increased sales to the towboat market primarily in the first quarter of 2025 related to a one-time stocking event for a towboat OEM customer. CompX’s Security Products reporting unit sales improved from prior year primarily due to increased sales to the government security market. Raw material price increases that began in the third quarter of 2024 have persisted through the first nine months of 2025. Additionally, CompX began incurring tariff-related surcharges on certain components, primarily electronic components from Asia, beginning late in the second quarter of 2025. CompX expects these cost pressures to continue through the remainder of the year.

CompX expects Security Products net sales in 2025 to improve over 2024 primarily due to continued higher sales to the government security market. However, CompX expects softness in various other markets to partially offset these gains, primarily the transportation and tool storage markets. CompX’s Security Products gross margin and reporting unit profit percentages are expected to be slightly below prior year levels due to the impact of higher-cost inventory and tariff-related surcharges. CompX expects Marine Components net sales to increase in 2025 predominantly due to higher expected sales to the government and industrial markets as well as the one-time stocking event for a towboat OEM customer in the first quarter of 2025. Overall, CompX expects the Marine Components reporting unit to have improved gross margin and reporting unit percentages in 2025 compared to 2024 due to increased coverage of fixed costs on higher expected sales volumes.

CompX manufactures substantially all of its products in the U.S. and sources a substantial majority of its raw materials from U.S. suppliers. CompX also sources certain components, primarily electronic components from Asia, including China. Early in the first quarter of 2025, in anticipation of the U.S. federal government tariffs announcements, CompX increased purchases of certain electronic components and other components to mitigate the potential near-term impact of tariffs. As noted above, late in the second quarter CompX began incurring tariff related surcharges on certain raw materials, primarily electronic components. In addition to tariffs on imported raw materials and components, some of CompX’s U.S. based suppliers have recently begun to implement tariff-related surcharges on certain U.S. based purchases.  Where possible, CompX is increasing selling prices to its customers to recoup these increased raw material costs, although the extent to which it can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of its customers to substitute alternative products. CompX will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Currently, CompX’s supply chains are stable and transportation and logistical delays are minimal. CompX has experienced global and domestic supply chain challenges in the past, and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the effect of tariffs and the impact of economic conditions, consumer confidence and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

General corporate and other items

Corporate expense – Corporate expenses were $3.0 million in the third quarter of 2025, $.7 million higher than in the third quarter of 2024, primarily due to higher litigation fees and related costs. Included in corporate expense in the third quarter of 2024 and 2025 are:

●	litigation fees and related costs of $1.1 million in 2025 compared to $.6 million in 2024, and
●	environmental remediation and related costs of $.1 million in each of 2025 and 2024.

Corporate expenses were $9.2 million in each of the first nine months of 2025 and 2024. Included in corporate expense in the first nine months of 2024 and 2025 are:

●	litigation fees and related costs of $2.2 million in 2025 compared to $2.6 million in 2024, and
●	environmental remediation and related costs of $1.6 million in 2025 compared to $1.4 million in 2024.

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

Interest and dividend income – Interest and dividend income decreased in the third quarter and for the first nine months of 2025 compared to the same periods of 2024 primarily due to lower average interest rates and decreased cash balances.

Marketable equity securities – We recognized an unrealized loss of $.5 million on the change in value of our marketable equity securities in the third quarter of 2025 compared to an unrealized gain of $18.6 million in the third quarter of 2024. We recognized an unrealized loss of $9.1 million on the change in value of our marketable equity securities in the first nine months of 2025 compared to an unrealized gain of $21.8 million in the first nine months of 2024. See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense – We recognized an income tax benefit of $.9 million in the third quarter of 2025 compared to income tax expense of $8.5 million in the third quarter of 2024 and an income tax benefit of $.9 million in the first nine months of 2025 compared to income tax expense of $10.8 million in the first nine months of 2024. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $15.1 million and $5.3 million in the first nine months of 2024 and 2025, respectively.

Our effective tax rate attributable to our equity in earnings (losses) of Kronos, including the effect of the nontaxable dividends we received from Kronos, was an effective tax rate of 18.0% in the first nine months of 2025 compared to an effective tax rate of 12.7% in the first nine months of 2024. The change in our effective rate from 2024 to 2025 is primarily attributable to Kronos’ anticipated lower full year earnings and the effect of lower dividends in 2025 as compared to 2024. See Note 13 to our Condensed Consolidated Financial Statements for more information about our 2025 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX increased during the third quarter and for the first nine months of 2025 compared to the same prior year periods. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2024	2025	Change	2024	2025	Change

	(In millions)			(In millions)
Net sales	$484.7	$456.9	(6)%	$1,464.0	$1,441.1	(2)%
Cost of sales	383.5	409.9	7	1,191.1	1,224.5	3
Gross margin	$101.2	$47.0	(54)	$272.9	$216.6	(21)

Income (loss) from operations	$38.9	$(19.2)	(149)%	$94.3	$26.6	(72)%
Gain on remeasurement of investment in TiO2 manufacturing joint venture	64.5	—		64.5	—
Gain on remeasurement of earn-out liability	—	4.6		—	4.6
Interest and dividend income	1.1	.2		4.5	.9
Marketable equity securities unrealized gain (loss)	2.2	(.1)		2.6	(1.1)
Other components of net periodic pension and OPEB cost	(.4)	(.5)		(1.0)	(1.6)
Interest expense	(11.8)	(14.1)		(30.8)	(38.5)
Income (loss) before income taxes	94.5	(29.1)		134.1	(9.1)
Income tax expense	22.7	7.9		34.7	19.0
Net income (loss)	$71.8	$(37.0)		$99.4	$(28.1)

Percentage of net sales:
Cost of sales	79%	90%		81%	85%
Income (loss) from operations	8	(4)		6	2

Equity in earnings (losses) of Kronos Worldwide, Inc.	$21.9	$(11.3)		$30.4	$(8.6)

TiO2 operating statistics:
Sales volumes*	130	126	(3)%	394	394	—%
Production volumes*	141	126	(11)	399	394	(1)

Change in TiO2 net sales:
TiO2 sales volumes			(3)%			—%
TiO2 product pricing			(7)			(2)
TiO2 product mix/other			1			(1)
Changes in currency exchange rates			3			1
Total			(6)%			(2)%

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

Current industry conditions

The first nine months of 2025 have seen unprecedented global uncertainty related to U.S. trade policies and geopolitical tensions. Kronos’ customers have been hesitant to build inventories, given these uncertainties, which has prolonged the market downturn and impacted its sales volumes and pricing momentum. Kronos started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but its average TiO2 selling prices declined 6% during the first nine months of 2025. Kronos’ average TiO2 selling prices in the first nine months of 2025 were 2% lower than average prices during the first nine months of 2024. Overall, Kronos’ sales volumes have been comparable in the first nine months of 2025 and 2024 with higher overall sales volumes in both the European and North American markets offset by lower sales volumes in Kronos’ export market.

Kronos operated its production facilities at 93% of practical capacity utilization in the first nine months of 2024. In the first nine months of 2025, Kronos’ practical capacity utilization was 85% as it reduced operating rates at certain of its manufacturing facilities in response to lower demand.

The following table shows Kronos’ capacity utilization rates during 2024 and 2025.

	Production Capacity Utilization Rates
	2024	2025
First Quarter	87%	93%
Second Quarter	99%	81%
Third Quarter	92%	80%

Excluding the effect of changes in currency exchange rates and unabsorbed fixed costs, Kronos’ cost of sales per metric ton of TiO2 sold in the third quarter and the first nine months of 2025 was lower as compared to the same periods in 2024 due to decreases in per metric ton production costs.

Net sales – Kronos’ net sales in the third quarter of 2025 decreased 6%, or $27.8 million, compared to the third quarter of 2024 primarily due to the net effects of a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $33 million), a 3% decrease in sales volumes (which decreased net sales by approximately $13 million) and changes in product mix (which increased net sales by approximately $4 million). In addition, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $14 million in the third quarter of 2025 as compared to the third quarter of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes decreased 3% in the third quarter of 2025 as compared to the third quarter of 2024 primarily due to lower sales volumes in its European and export markets somewhat offset by higher sales volumes in its North American market.

Kronos’ net sales in the first nine months of 2025 decreased 2%, or $22.9 million, compared to the first nine months of 2024 primarily due to the effects of a 2% decrease in average TiO2 selling prices (which decreased net sales by approximately $32 million) and changes in product mix (which decreased net sales by approximately $2 million). In addition, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $11 million in the first nine months of 2025 as compared to the first nine months of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes in the first nine months of 2025 were comparable to the same period in 2024 with higher overall sales volumes in its North American and European markets offset by lower sales volumes in its export market.

Cost of sales and gross margin – Kronos’ cost of sales increased by $26.4 million, or 7%, in the third quarter of 2025 compared to the third quarter of 2024 due to the net effects of unfavorable fixed cost absorption due to reduced operating rates at certain of its manufacturing facilities, higher cost inventory produced in the second quarter relative to the same quarter of 2024 and included in cost of sales in the third quarter and currency fluctuations (primarily the euro). Kronos’ unabsorbed fixed production costs related to decreased production volumes in the third quarter of 2025 were approximately $27 million. Kronos’ cost of sales in the third quarter of 2024 includes a charge of approximately $4 million in non-cash charges related to accelerated depreciation in connection with the closure of its sulfate process line in Canada.

Kronos’ cost of sales as a percentage of net sales increased to 90% in the third quarter of 2025 compared to 79% in the same period of 2024 primarily due to the unfavorable fixed cost absorption and currency fluctuations, as discussed above.

Kronos’ gross margin as a percentage of net sales decreased to 10% in the third quarter of 2025 compared to 21% in the third quarter of 2024. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to lower average TiO2 selling prices and lower production volumes resulting in unfavorable fixed cost absorption.

Kronos’ cost of sales increased by $33.4 million, or 3%, in the first nine months of 2025 compared to the first nine months of 2024 due to the effects of approximately $45 million in additional unabsorbed fixed production costs recognized as a result of reduced operating rates at its production facilities somewhat offset by lower production costs of approximately $11 million (primarily raw materials) and favorable currency fluctuations (primarily the euro). Kronos’ cost of sales in the first nine months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of its sulfate process line in Canada.

Kronos’ cost of sales as a percentage of net sales increased to 85% in the first nine months of 2025 compared to 81% in the same period of 2024 primarily due to unfavorable fixed cost absorption somewhat offset by lower production costs and currency fluctuations noted above.

Kronos’ gross margin as a percentage of net sales decreased to 15% in the first nine months of 2025 compared to 19% in the first nine months of 2024. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the unfavorable effects of lower fixed cost absorption and lower average selling prices.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense in the third quarter of 2025 was comparable to the third quarter of 2024. Kronos’ selling, general and administrative expense in the third quarter of 2024 also includes $2.2 million of transaction costs incurred in connection with Kronos’ LPC acquisition. Selling, general and administrative expense as a percentage of net sales remained consistent at 13% in the third quarters of 2025 and 2024.

Kronos’ selling, general and administrative expense increased $10.9 million, or 6%, in the first nine months of 2025 compared to the first nine months of 2024 primarily due to an increase in warehousing costs related to carrying a higher level of overall finished goods inventory volumes in 2025 compared to 2024 in addition to incremental warehousing costs incurred during the first quarter of 2025 to position finished products inventory in the U.S. in response to anticipated U.S. federal government tariff announcements. Kronos’ selling, general and administrative expense in the first nine months of 2024 also includes $2.2 million of transactions costs incurred in connection with Kronos’ LPC acquisition. Kronos’ selling, general and administrative expense as a percentage of net sales increased 1% in the first nine months of 2025 compared to the same period of 2024 as a result of the factors described above.

Income (loss) from operations – Kronos’ income from operations decreased by $58.1 million to a loss from operations of $19.2 million in the third quarter of 2025 compared to income from operations of $38.9 million in the third quarter of 2024 as a result of the factors impacting gross margin discussed above. Kronos estimates that changes in currency exchange rates increased its loss from operations by approximately $4 million in the third quarter of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Kronos’ income from operations decreased by $67.7 million to $26.6 million in the first nine months of 2025 compared to $94.3 million in the first nine months of 2024 as a result of the factors impacting gross margin discussed above. Kronos estimates that changes in currency exchange rates increased its income from operations by approximately $5 million in the first nine months of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) – Kronos’ interest expense in the third quarter of 2025 increased $2.3 million compared to interest expense in the third quarter of 2024 primarily due to higher average debt balances and higher interest rates. Kronos recognized an unrealized loss of $.1 million in the third quarter of 2025 related to the change in marketable equity securities compared to an unrealized gain of $2.2 million in the same period of 2024. In the third quarter of 2025, Kronos recognized a non-cash gain of $4.6 million due to the remeasurement of its earn-out liability. Kronos recognized a gain on the remeasurement of its investment in LPC of $64.5 million in the third quarter of 2024 as a result of the acquisition.

Kronos recognized a non-cash gain of $4.6 million in the first nine months of 2025 due to the remeasurement of its earn-out liability in the third quarter of 2025. In the first nine months of 2024, Kronos recognized a gain on the remeasurement of its investment in LPC of $64.5 million as a result of the acquisition. Kronos’ interest expense in the first nine months of 2025 increased $7.7 million compared to interest expense in the first nine months of 2024 primarily due to higher overall debt levels and higher average interest rates as the result of debt transactions entered into in 2024. Kronos’ interest expense for the first nine months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. Kronos recognized an unrealized loss of $1.1 million in the first nine months of 2025 compared to an unrealized gain of $2.6 million in the first nine months of 2024 related to the change in market price of its marketable equity securities.

Income tax expense – Kronos recognized income tax expense of $7.9 million in the third quarter of 2025 compared to income tax expense of $22.7 million in the third quarter of 2024. The difference is primarily due to Kronos’ lower earnings in the third quarter of 2025 and the jurisdictional mix of such earnings, partially offset by the impact of the German tax rate change on its German net deferred tax asset. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance, changes in its reserve for uncertain tax positions, or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Kronos’ recognized income tax expense of $19.0 million in the first nine months of 2025 compared to income tax expense of $34.7 million in the first nine months of 2024. The difference is primarily due to Kronos’ lower earnings in the first nine months of 2025 and the jurisdictional mix of such earnings, partially offset by the impact of the German tax rate change on its German net deferred tax asset. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance, changes in its reserve for uncertain tax positions or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations. However, in the first nine months of 2024, Kronos’ consolidated effective income tax rate, excluding the effect of the valuation allowance and change in reserves for uncertain tax positions, was lower than the U.S federal statutory rate of 21% due to the effect of Kronos’ lower earnings and tax benefits associated with losses incurred in certain high tax jurisdictions.

At December 31, 2024, Kronos had significant German corporate and trade net operating loss (NOL) carryforwards of $449.3 million (deferred tax asset “DTA” of $71.1 million) and $41.8 million (DTA of $4.5 million), respectively. Prior to December 31, 2024, and using all available evidence, Kronos had concluded that no deferred income tax asset valuation allowance was required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. At September 30, 2025, Kronos continues to conclude no valuation allowance is required to be recognized for its German DTAs although prior to the complete utilization of such carryforwards, if Kronos were to generate additional losses in its German operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point it would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Fluctuations in currency exchange rates had the following effects on Kronos’ sales and income (loss) from operations for the periods indicated.

Impact of changes in currency exchange rates
Three months ended September 30, 2025 vs September 30, 2024
				Translation
				gains -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$—	$—	$—	$14	$14
Income (loss) from operations	3	(2)	(5)	1	(4)

The $14 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and weakening of the U.S. dollar relative to the Norwegian krone in 2025 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $4 million increase in loss from operations was comprised of the following:

●	Lower net currency transaction gains of approximately $5 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations. In order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, Kronos entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025 resulting in an overall transaction gain of $2.8 million. Of this amount, a $.4 million currency transaction loss for the three months ended September 30, 2025 , and
●	There was minimal impact from the effect of the rate changes on translation gains and losses.

Impact of changes in currency exchange rates
Nine months ended September 30, 2025 vs September 30, 2024
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$—	$—	$—	$11	$11
Income from operations	5	3	(2)	7	5

The $11 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the weakening of the U.S. dollar relative to the Norwegian krone in 2025 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

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

first quarter of 2025, Kronos entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025, resulting in a $2.8 million currency transaction gain for the nine months ended September 30, 2025, and
●	Approximately $7 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2025 as compared to 2024. The effect of the weakening of the U.S. dollar relative to the euro and Norwegian krone had a minimal effect in 2025 as compared to 2024.

Outlook

Overall Kronos’ customer demand remained weak in the third quarter of 2025, continuing the softening trend that began earlier in the year. High interest rates and sustained economic uncertainty, driven by global tariff and trade tensions, continue to contribute to cautious customer spending. Kronos does not expect sales volumes to improve meaningfully in the near term and, although it believes customer inventory levels remain low, Kronos is taking additional actions in the fourth quarter of 2025 to reduce its inventory levels by further lowering its operating rates to better align with current demand levels. Given the current depressed demand environment and margins, Kronos believes it is prudent to reduce its operating rates in the fourth quarter to reduce inventory and position its plants to improve operating costs at lower utilization rates. These measures are expected to improve operating cash flows as Kronos focuses on maximizing liquidity to manage through the current challenging demand market and to be positioned to respond when market dynamics improve.

In 2025, the TiO2 market has experienced significant capacity reductions, including previously announced shutdowns or curtailments by multiple producers, such as recently announced facility closures in China and certain European jurisdictions in the third quarter of 2025. Kronos believes it may gain market share from these developments both from current and potential customers primarily in Europe. Although Kronos believes customer inventories are low, its customers’ near-term outlook remains uncertain. Certain customers have notified Kronos that they intend to curtail production in the fourth quarter due to expected low downstream demand. In North America, downstream demand remains below historical norms across all end-use customers driven by low consumer confidence and lack of housing market mobility driven by high mortgage rates and home prices, which continue to delay the housing market recovery.

Given the challenging market environment discussed above, Kronos remains committed to implementing additional cost reduction initiatives to improve its long-term cost structure, to ensure it remains competitive and to capitalize on potential market share opportunities. Kronos is currently implementing targeted workforce reductions, across its operating locations impacting both manufacturing and selling, general and administrative costs. These reductions include union supported employees which take longer to negotiate and Kronos cannot yet quantify the impact of such initiatives. However, Kronos expects these workforce reductions will have a more significant financial impact than its 2023 and 2024 reductions. Beyond headcount cost savings, Kronos is reviewing costs with all its partners, suppliers and vendors which it expects to result in cost reductions that will contribute to its cost savings.

Pressure from lower demand and favorable TiO2 availability has caused Kronos’ selling prices to decrease since the beginning of 2025. Raw material, energy, and other input costs continue to trend lower, and Kronos expects this moderation to continue through the remainder of 2025 as lower cost inventory works its way through cost of sales. However, Kronos expects fourth quarter operating results to be lower than the third quarter and to report lower operating results for the full year of 2025 as compared to 2024 due to weaker than expected demand, continued pricing pressure, and lower fixed cost absorption as a result of reduced operating rates. The capacity reductions noted above and the implementation of anti-dumping duties in various jurisdictions, among other factors, should lead to pricing upside in 2026. Kronos’ current profit margins are unsustainable, and it will need to achieve price increases, targeted market share gain opportunities, and successfully execute on its cost reduction efforts noted above to achieve reasonable profit margins.

Kronos acquired full control of LPC in July 2024. Kronos believes this acquisition adds value to its customers and enables it to better serve the North American marketplace by expanding its product offerings and increasing sales to new and existing customers while realizing significant synergies, including commercial, overhead, and supply chain optimization. Kronos is in the process of fully integrating the additional LPC production capacity and expects the acquisition to positively impact its earnings. However, soft demand, competitive pressures and additional debt service costs from increased borrowings will limit this impact in the near term. During Kronos’ planned fourth quarter curtailment, it is investing in technological and manufacturing improvements to the LPC facility which are expected to improve the flexibility, quality and cost effectiveness of the facility over the long term.

In July 2025, Kronos increased the maximum borrowings under its credit facility from $300 million to $350 million to provide additional liquidity for general corporate purposes. In September 2025, Kronos successfully refinanced its €75 million 3.75% Senior Secured Notes due in September 2025 by issuing €75 million in additional 9.50% Senior Secured Notes due 2029 at an effective rate of 7.8%. Kronos expects its cash on hand to improve as it reduces inventory levels over the next several quarters. With no near-term debt maturities, significant borrowing availability under Kronos’ revolving credit facility and cash on hand, Kronos believes it is well-positioned to finance its working capital and capital expenditure needs.

Kronos’ expectations for the TiO2 industry and its operations are based on certain factors beyond its control. Kronos’ operations are affected by global and regional economic, political, and regulatory factors, and it has experienced global market disruptions. Future impacts on Kronos’ operations will depend on, among other things, future energy costs, the effects of newly enacted tariffs in jurisdictions where Kronos or its customers and suppliers operate, its success in implementing mitigation strategies, and the impact of economic conditions, consumer confidence, and geopolitical events on Kronos’ operations or those of its customers and suppliers, all of which remain uncertain and cannot be predicted.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash used in operating activities was $32.3 million in the first nine months of 2025 compared to net cash provided by operating activities of $16.6 million in the first nine months of 2024. The decrease in cash provided by operating activities in the first nine months of 2025 includes:

●	higher cash paid for environmental remediation and related costs in 2025 of $56.7 million primarily due to the payment of a settlement for an environmental remediation site (see Note 15 to our Condensed Consolidated Financial Statements);
●	higher net cash provided for relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2025 of $12.3 million;
●	lower dividends received from Kronos in 2025 of $9.9 million; and
●	higher segment profit from CompX in 2025 of $4.9 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended
	September 30,
	2024	2025

	(In millions)
Net cash provided by (used in) operating activities:
CompX	$15.6	$10.8
NL Parent and wholly-owned subsidiaries	32.2	(22.7)
Eliminations	(31.2)	(20.4)
Total	$16.6	$(32.3)

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, average days sales outstanding increased from December 31, 2024 to September 30, 2025 primarily as a result of a seasonal increase in CompX’s sales during the third quarter as compared to the fourth quarter and the timing of CompX’s sales and collections relative to the end of the quarter. Total average number of days in inventory increased from December 31, 2024 to September 30, 2025 primarily due to increased inventory at CompX’s Security Products reporting unit as a result of higher raw material and production costs and to meet expected customer demand, partially offset by lower days in inventory at CompX’s Marine Components reporting unit primarily due to higher sales volumes for the third quarter of 2025 as compared to the fourth quarter of 2024. For comparative purposes, we have provided December 31, 2023 and September 30, 2024 numbers below.

	December 31,	September 30,	December 31,	September 30,
	2023	2024	2024	2025
Days sales outstanding	36 days	39 days	33 days	41 days
Days in inventory	95 days	105 days	94 days	97 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $3.1 million in the first nine months of 2025 compared to $1.2 million in the first nine months of 2024. During the first nine months of 2025, Valhi repaid a net $1.2 million under the promissory note ($10.7 million of gross borrowings and $11.9 million of gross repayments). During the first nine months of 2024, Valhi repaid a net $2.7 million under the promissory note ($17.7 million of gross borrowings and $20.4 million of gross repayments).

During the first nine months of 2024, we received gross proceeds from U.S. treasury bill maturities totaling $54.0 million.

Financing activities

Our board of directors declared a quarterly dividend of $.09 per share in each of the first, second, and third quarters of 2025, and our board of directors declared a quarterly dividend of $.08 per share in each of the first, second, and third quarters of 2024. During the first nine months of 2025 and 2024, we paid aggregate quarterly dividends to NL shareholders of $13.2 million and $11.7 million, respectively. Additionally, in August 2025 and August 2024, our board of directors declared a special dividend of $.21 per share ($10.3 million) and $.43 per share ($21.0 million), respectively, on our common stock, par value $.125 per share. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in the first nine months of each of 2025 and 2024 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At September 30, 2025, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at September 30, 2025. See Note 9 to our Condensed Consolidated Financial Statements.

On September 15, 2025, Kronos issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional Notes”), the proceeds of which were used to refinance Kronos’ 3.75% Senior Secured Notes (€75 million aggregate principal amount) that matured in September 2025. The Additional Notes were issued as additional notes to the existing €351.174 million aggregate principal amount of 9.50% Senior Secured Notes due 2029 issued on February 12, 2024 and July 30, 2024 (the “Existing Notes”). The Additional Notes were issued at a premium of 105.0% of their principal amount, resulting in net proceeds of approximately $90 million after fees and estimated expenses. The Additional Notes are fungible with the Existing Notes, are treated as a single series and have the same terms as the Existing Notes, other than their date of issuance and issue price.

At September 30, 2025, Kronos had $70.2 million outstanding on its revolving credit facility (the “Global Revolver”). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement. Effective July 17, 2025, Kronos completed an amendment to its Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million. The maturity date of the facility remains July 2029. At September 30, 2025, Kronos had total availability for borrowing of approximately $342 million less any amounts outstanding under this facility. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Certain of Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos is in compliance with all of its debt covenants at September 30, 2025. Kronos believes that it will be able to continue to comply with the financial covenants contained in its credit facility through its maturity.

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

At September 30, 2025, we had aggregate restricted and unrestricted cash and cash equivalents of $123.6 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$46.3
NL Parent and wholly-owned subsidiaries	77.3
Total	$123.6

In addition, at September 30, 2025 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $18.9 million. See Note 5 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at September 30, 2025 with an aggregate market value of $202.2 million. See Note 6 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2026) and long-term obligations (defined as the five-year period ending September 30, 2030) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At September 30, 2025, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 9 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at September 30, 2025 totaled $1.2 million. CompX expects to spend approximately $4 million during 2025 on capital investments, primarily those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At September 30, 2025, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2025, based on the number of shares of common stock of these affiliates we own as of September 30, 2025 and their current regular quarterly dividend rate, is presented in the table below. Additionally, CompX’s board of directors declared a special dividend on its Class A common stock of $1.00 per share payable on August 27, 2025. We received $10.8 million from this dividend which is not included in the table below because it is not expected to be recurring.

	Shares held	Quarterly	Annual expected
	September 30, 2025	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.05	$7.0
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$20.3

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

Recent accounting pronouncements

See Note 17 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2025.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 15 to our Condensed Consolidated Financial Statements, our June 30, 2025 Quarterly Report on Form 10-Q and our 2024 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report.

Item 6.Exhibits

HIDDEN_ROW
10.1

Third Supplemental Indenture dated as of September 15, 2025, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s  Current Report on Form 8-K filed September 15, 2025.

10.2

Additional Notes Priority Joinder Agreement dated September 15, 2025, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed September 15, 2025.

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

NL INDUSTRIES, INC.
(Registrant)

Date: November 6, 2025	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)

Date: November 6, 2025	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller,
Principal Accounting Officer)