Form 10-K
period 2025-12-31
NL INDUSTRIES INC
filed 2026-03-09
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the 8.5 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2025 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $54.2 million.

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on February 27, 2026:  48,862,734.

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

Organization

At December 31, 2025, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Kronos’ ability to realize expected cost savings from strategic and operational initiatives;
●	Kronos’ ability to integrate acquisitions into its operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);

●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) or the implementation of tariffs on imported raw materials and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw material (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades, or improvements; technology processing failures; or other events) related to our technology infrastructure (including manufacturing and accounting systems) that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Our ability to retain key customers;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Kronos’ ability to comply with covenants contained in its revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;
●	Uncertainties associated with CompX’s development of new products and product features;

●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its productions process) or other actions.

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

Component Products CompX International Inc. – 87% owned at December 31, 2025

CompX manufactures engineered components that are sold to a variety of industries including postal, recreational transportation (including boats), office and institutional furniture, cabinetry, tool storage, healthcare, gas stations, vending equipment and industrial. CompX has three production facilities in the United States.

Chemicals Kronos Worldwide, Inc. – 31% owned at December 31, 2025

Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in imparting whiteness, brightness, opacity and durability to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, inks, cosmetics, pharmaceuticals and other industrial and consumer “quality-of-life” products. Kronos has production facilities in Europe and North America. Sales of its core TiO2 pigments represented approximately 90% of Kronos’ net sales in 2025, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

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

CompX’s Marine Components business manufactures and distributes wake enhancement systems, stainless steel exhaust components, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats (towboats) and performance boats. CompX’s Marine Components business also manufactures and distributes to the industrial market. CompX’s Marine Components business has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with Security Products. CompX’s specialty Marine Components products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	wake enhancement devices, trim tabs, steering wheels and billet aluminum accessories;
●	dash panels, LED indicators and wire harnesses;
●	grab handles, pin cleats and other accessories; and
●	made to order fabricated metal products primarily to the industrial market.

The following table sets forth the location, size and business operations for each of CompX’s principal operating facilities at December 31, 2025:

	Business		Size
Facility Name	Operations	Location	(square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000

SP – Security Products business

MC – Marine Components business

(1)	ISO-9001 registered facilities

CompX believes all of its facilities are well maintained and satisfactory for their intended purposes.

Raw materials – The primary raw materials used in CompX’s manufacturing processes are:

●	Security Products – zinc and brass (for the manufacture of locking mechanisms).
●	Marine Components – stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 14% of our total cost of sales for 2025. Total material costs, including purchased components, represented approximately 43% of our cost of sales in 2025.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass, aluminum and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times, CompX may make spot buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. During 2025, CompX experienced increases in the cost of certain raw materials. Throughout the year, market prices for brass and aluminum experienced a general upward trend. Stainless steel prices were relatively stable in the first part of the year but began increasing during the latter half of the year. Zinc pricing was relatively stable, and CompX was able to mitigate cost impacts through strategic spot buy purchases. In most cases, commodity raw materials CompX purchases include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation, and energy. Processing and conversion costs are not expected to decrease. Based on current economic conditions, CompX expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2026 to be more volatile compared to 2025. In addition to supply and demand, governmental actions such as tariffs may impact raw material markets. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions. In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets in which CompX competes. Consequently, overall operating margins can be negatively affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks – CompX holds a number of patents relating to its component products, certain of which it believes to be important to CompX and its continuing business activity. Patents generally have a term of 20 years and CompX’s patents have remaining terms ranging from less than one year to 15 years at December 31, 2025.

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

CompX sells to a diverse customer base with only one customer representing 10% or more of its consolidated net sales in 2025 (United States Postal Service representing 26%). CompX’s largest ten customers accounted for approximately 52% of its sales in 2025.

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

CHEMICALS – KRONOS WORLDWIDE, INC.

Business overview – Kronos is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 3,000 customers in 100 countries with the majority of sales in Europe, North America and the Asia Pacific region. Kronos believes it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) held by Venator Investments, Ltd. (“Venator”) for consideration of $185 million less a working capital adjustment. Prior to the acquisition, Kronos held a 50% joint venture interest in LPC through a wholly-owned subsidiary. LPC was operated as a manufacturing joint venture between Kronos and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. In 2025, LPC merged into Kronos’ wholly-owned subsidiary Kronos Louisiana, Inc. (the combined company is referred to as, “Kronos Louisiana”). See Note 6 to our Consolidated Financial Statements.

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

TiO2 is the largest commercially used whitening pigment because it has a high refractive index, giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Although there are other white pigments on the market, Kronos believes there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets. However, these products are not able to duplicate the opacity performance characteristics of TiO2 and Kronos believes these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. Kronos believes Western Europe and North America account for approximately 14% and 15% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and Kronos believes these are significant markets which will continue to grow as economies in these regions develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets – Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years. Kronos believes it is the largest TiO2 producer and chloride process TiO2 producer in Europe with 45% of its 2025 sales volumes attributable to markets in Europe. The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2023	2024	2025
Europe	12%	14%	15%
North America	16%	17%	19%

Kronos believes it is the leading seller of TiO2 in several countries, including Germany. Overall, Kronos is one of the top four producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that include over 30 different TiO2  pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements.

Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to its customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of Kronos’ core TiO2 pigments represented approximately 90% of its net sales in 2025. Kronos and its agents and distributors primarily sell products in three major end-use markets: coatings, plastics and paper as well as into the market for white packaging inks.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2025:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	45%	Coatings	59%
North America	40%	Plastics	30%
Asia Pacific	8%	Paper	8%
Rest of World	7%	Other	3%

Some of the principal applications for Kronos’ products include the following:

TiO2 for coatings – Kronos’ TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for commercial and residential interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings. The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired. In general, the higher the opacity requirement and the quality of the coating, the greater the TiO2 content.

TiO2 for plastics – Kronos produces TiO2 pigments that improve the optical and physical properties of plastics, including whiteness and opacity. TiO2 is used to provide opacity to items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding. TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages. TiO2’s high brightness along with its opacity, is used in some engineering plastics to help mask their undesirable natural color. TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market. In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles, packaging and agricultural films. Kronos’ TiO2 is also included in engineering materials like polycarbonate or acrylonitrile butadiene styrene (“ABS”) which is used in the automotive industry and for appliances, consumer electronics and other applications.

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

Kronos markets high-purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste. In pharmaceuticals, Kronos’ TiO2 is used commonly as a colorant in tablet and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance. KRONOS® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP (United States Pharmacopoeia) and BP (British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of its net sales in 2025:

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

Manufacturing, operations and properties

Manufacturing – Kronos produces TiO2 in a rutile crystalline form. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2025, chloride process production facilities represented approximately 39% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●	Chloride process – The substantial majority of Kronos’ production capacity is manufactured using a chloride process which is a continuous process that uses chlorine to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled, and it utilizes ore containing a higher TiO2 content. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force and uninterrupted power. The chloride process produces an intermediate base pigment with a wide range of properties. The chloride process produces a product with a blueish undertone and is the preferred form to produce TiO2 pigments for use in coatings and plastics, the two largest end-use markets.
●	Sulfate process – The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments. The sulfate process produces a warmer undertone and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics, some of which generate higher profit margins.

Joint venture – Prior to July 16, 2024, one of Kronos’ subsidiaries, and Venator each owned a 50% interest in LPC, which was operated as a manufacturing joint venture. LPC owned and operated a chloride-process TiO2 plant located near Lake Charles, Louisiana. On July 16, 2024 Kronos acquired the remaining 50% interest in LPC held by Venator. In 2025, Kronos merged LPC into Kronos’ wholly-owned subsidiary Kronos Louisiana, Inc.

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

Operations –  Kronos produced 401,000, 535,000 and 480,000 metric tons of TiO2 in 2023, 2024 and 2025, respectively. Kronos’ production volumes for 2023 and 2024 through the Acquisition Date include its share of the output produced by its TiO2 manufacturing joint venture. Subsequent to the Acquisition Date, Kronos’ 2024 and 2025 production volumes include 100% of the production volumes from the Kronos Louisiana facility.

Kronos’ average production capacity utilization rates were approximately 72% in 2023, 96% in 2024 and 77% in 2025. Kronos’ production levels during 2023 and the second half of 2025 were reduced to align with lower customer demand resulting from challenging economic conditions and geopolitical uncertainties. In 2024, Kronos increased production to meet higher overall customer demand.

Properties –  Kronos operates facilities throughout North America and Europe. Kronos has four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and a TiO2 plant near Lake Charles, Louisiana.

The following table presents the division of Kronos’ expected 2026 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2 manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	28%	—%
Nordenham, Germany	TiO2 production, sulfate process, co-products	—	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	15	—
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	6
Varennes, Canada (3)	TiO2 production, chloride process, slurry facility, titanium chemicals products	16	—
Lake Charles, LA, US	TiO2 production, chloride process, slurry facility	24	—
Total		83%	17%

(1)	The Leverkusen facility is located within a more extensive manufacturing complex. Kronos owns its Leverkusen facility, which represents approximately 28% of Kronos’ current TiO2 production capacity, but Kronos leases the land under the facility under a long-term agreement which expires in 2050. Lease payments are periodically negotiated for periods of at least two years at a time. A third-party operator of the manufacturing complex provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	In the third quarter of 2024, Kronos closed its sulfate process line at its plant in Varennes, Canada.

Kronos owns the land underlying all of its principal production facilities unless otherwise indicated in the table above.

Kronos also operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term.

In addition, Kronos has corporate and administrative offices located in the U.S., Germany, Norway, Canada, Belgium, and France.

Raw materials – The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore, chlorine slag, or other high-grade feedstocks), chlorine and petroleum coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Africa, the Middle East, Norway, Canada and India. Kronos purchases feedstock for its chloride process TiO2 from the following primary suppliers for volumes for delivery extending, in some cases, through 2028:

Supplier	Product	Renewal Terms
Rio Tinto Iron and Titanium Ltd	Chloride process grade slag	Auto-renews every two years
Rio Tinto Iron and Titanium Ltd	Upgraded slag	Auto-renews every two years
Iluka Resources Limited	Rutile ore	Renewal terms upon negotiations

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

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, Africa, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates a rock ilmenite mine in Norway, which provided all of the feedstock for its sulfate process TiO2 plants in 2025. Kronos expects ilmenite production from its mine to meet its sulfate process feedstock requirements for the foreseeable future. Kronos expects the raw materials purchased under these contracts, and other contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase or specify a range of quantities within which it is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2025.

Raw materials
Production process/raw material	procured or mined
(In thousands of
metric tons)
Chloride process plants -
Purchased slag or rutile ore	458
Sulfate process plants:
Ilmenite ore mined and used internally	229

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

Kronos also works directly with its customers to monitor the performance of its products in their end-use applications, evaluate the need for improvements in its product and process technology and identify opportunities to develop new product solutions for its customers. Kronos’ marketing staff closely coordinates with its sales force and technical specialists to ensure the needs of its customers are met, and to help develop and commercialize new grades where appropriate.

Kronos sells a majority of its products through its direct sales force operating in Europe, North America and other markets. Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas. In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents. Kronos’ agents do not sell any TiO2 products other than KRONOS® branded products. In North America, Kronos’ sales are made primarily through its direct sales force and supported by a network of distributors. Kronos has increased its marketing efforts over the last several years in export markets and Kronos’ sales are now made through its direct sales force, sales agents and distributors. In addition to Kronos’ direct sales force and sales agents, many of its sales agents also act as distributors to service its customers in all regions. Kronos offers customer and technical service to customers who purchase its products through distributors as well as to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base with no single customer representing 10% or more of its net sales in 2025. Kronos’ largest ten customers accounted for approximately 35% of net sales in 2025.

Neither Kronos’ business as a whole nor any of its principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring in the northern hemisphere to meet demand during the spring and summer painting seasons. Kronos generally builds inventories to meet expected customer demand.

Competition – The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service, long-term stability and the availability of high performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of its product grades. Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requirements and specialty grades that are differentiated from its competitors’ products. During 2025,

Kronos had an estimated 7% share of worldwide TiO2 sales volume, and based on sales volume Kronos believes it is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, Tronox Holdings PLC and LB Group Co. Ltd. The top four TiO2 producers (i.e. Kronos and its three principal competitors) account for approximately 42% of the world’s production capacity.

The following chart shows Kronos’ estimate of worldwide production capacity in 2025:

Worldwide production capacity – 2025
LB Group	14%
Chemours	11%
Tronox	11%
Kronos	6%
Other	58%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. LB Group previously announced it plans to add an additional 200,000 tons of chloride process capacity, which Kronos expects may be added incrementally over the next several years. However, due to the current extended downturn in the industry as a whole several of Kronos’ competitors have recently closed facilities or announced plans to reduce capacity, including Chemours which closed its Taiwan facility with an estimated 160,000 tons of chloride process capacity in 2023, and Tronox, which closed its 90,000 ton chloride capacity facility in the Netherlands in 2025 and announced its plans to permanently close its 46,000 ton sulfate facility in China in January 2026. In 2025, Venator’s U.K. parent company entered bankruptcy and its facilities were idled and marketed for sale, with a total production capacity of approximately 400,000 tons at least temporarily off the market. In addition, in 2024 Kronos closed its sulfate production line in Varennes, Canada.

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

Research and development – Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, reducing production costs improving product quality and strengthening Kronos’ competitive position by developing new products and applications. Kronos’ expenditures for these activities were approximately $18 million in 2023, $14 million in 2024 and $16 million in 2025. Kronos expects to spend approximately $13 million on research and development in 2026.

Kronos continually seeks to improve the quality of its grades and has been successful in developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles. Since the beginning of 2020, Kronos has added eight new grades for pigments and other applications.

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

Regulatory and environmental matters – Kronos’ operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use, disposition and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of its employees. Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos’ policy is to comply with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance and overall sustainability. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect its operations, including production, handling, use, storage, transportation, sale or disposition of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect its consolidated financial position and results of operations or liquidity.

Kronos has a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through its KRONOS ecochem® products. Kronos has a published Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all its employees and shared publicly via its website. Kronos has implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, Kronos is focused on energy efficiency at all production locations. Five of its six TiO2 production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place. These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption and associated Greenhouse Gas (“GHG”) emissions or enhance efficiency. When possible, Kronos looks for opportunities to partner with local government authorities through grant opportunities to reduce energy consumption and associated GHG emissions. Kronos also actively manages potential water-related risks, including flooding and water shortages. Kronos’ manufacturing facilities are strategically located adjacent to sources of water, which it uses for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

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

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union, or the EU. Germany and Belgium are members of the EU and follow its initiatives. Norway is not a member but generally adopts laws and patterns its environmental regulatory actions after those of the EU.

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

On October 1, 2021, EU Regulation No. 1272/2008 classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation went into force. Kronos’ dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels. On November 23, 2022 the General Court of the European Union annulled the classification of TiO2 as a suspected carcinogen in its entirety, and in August 2025, the Court of Justice of the European Union upheld this decision on appeal.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in improved environmental protection such as lower emissions from its manufacturing facilities, were $26 million in 2025 and are currently expected to be approximately $30 million in 2026.

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

Governmental agencies of countries in which Kronos operates have adopted or are contemplating regulatory changes relating to certain ESG topics, such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022 (“EU CSRD”). Kronos is evaluating and will continue to evaluate the applicability of the EU CSRD as amendments are adopted and regulatory guidance is issued and as the European countries in which it operates adopt implementing legislation and it will establish a compliance program to address any applicable requirements.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors. In addition, we have an insider trading policy that applies to both employees and non-employee directors.

Kronos has taken steps to integrate ESG considerations into operating decisions along with other critical business factors.  Kronos periodically publishes an ESG Report, which is available on its public website. The primary purpose of its ESG Report is to describe Kronos’ policies and programs in the area of ESG, including certain internal metrics and benchmarks related to various aspects of ESG. Kronos voluntarily developed these internal metrics and benchmarks, which Kronos uses to identify progress and opportunities for improvement. These metrics are not intended to be directly comparable to similar metrics utilized by other companies to track ESG performance, as the standards, methodologies and assumptions used to determine these metrics vary by company and jurisdiction.

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

As of December 31, 2025, CompX employed 549 people, all in the United States.

As of December 31, 2025, Kronos employed the following number of people (an approximate ~10.5% decrease from 2024):

Europe	1,650
Canada	302
United States	311
Total	2,263

CompX believes its labor relations are good at all of its facilities. Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2025, approximately 76% of Kronos’ worldwide workforce is organized under collective bargaining agreements. Kronos did not experience any work stoppages during 2025, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect its business, results of operations, financial position or liquidity.

Health and safety – Kronos and CompX believe protecting the health and safety of their workforce, customers, business partners and the natural environment are core values. Kronos and CompX are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards and continuously seek to improve occupational and process safety performance. Kronos and CompX are conducting their businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. Kronos and CompX expect their manufacturing facilities to produce products safely and in compliance with applicable local regulations, and company policies, standards and practices intended to protect the environment and people and have established global policies designed to promote such compliance. Kronos and CompX require their employees to comply with such requirements. Kronos and CompX provide their workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of Kronos’ and CompX’s operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year.

CompX uses lost time incidents as a key measure of worker safety. CompX defines lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. CompX had one lost time incident in each of 2023 and 2024 and two in 2025.

Kronos monitors conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which it operates. With this data Kronos calculates incident frequency rates to assess the quality of its safety performance. Kronos also tracks overall safety performance at the global level. Each Kronos operating location is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, Kronos collects the location specific information and applies a U.S.-based injury rate calculation to arrive at a global total frequency rate, which is expressed as the number of incidents at its operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Kronos’ global total frequency rate aggregating information about employees and contractors was 0.95 in 2023 (0.74 of the aggregate represents employees only), 0.70 in 2024 (0.80 of the aggregate represents employees only) and 0.57 in 2025 (0.64 of the aggregate represents employees only).

OTHER

In addition to our 87% ownership of CompX and our 31% ownership of Kronos at December 31, 2025, we also hold certain marketable securities and other investments. See Note 5 to our Consolidated Financial Statements.

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

Kronos’ sales and profitability are largely dependent on the TiO2 industry. In 2025, approximately 90% of Kronos’ sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for Kronos’ products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which Kronos operates its business is concentrated, with the top four TiO2 producers accounting for approximately 42% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Kronos faces significant competition from international and regional competitors, including increasing competition from TiO2 producers in China, who have significant sulfate production process capacity. Chinese producers have also continued to develop chloride process technology, and the risk of substitution of Kronos’ products with products made by Chinese producers could increase if Chinese producers increase the use of chloride process technology and improve the quality of their sulfate and chloride products. Some of Kronos’ competitors may be able to drive down prices for Kronos’ products if their costs are lower than Kronos’ costs, including its competitors with vertically integrated sources of raw materials for the chloride process who may have a competitive advantage during periods of high or rising raw material costs or who operate in regions with less stringent regulatory requirements. For example, Chinese competition generally has lower operating costs due to less stringent regulatory and environmental compliance requirements and less expensive energy prices. China has dumped lower cost sulfate process TiO2 into markets Kronos serves. In some cases, Western TiO2 producers have been successful in obtaining anti-dumping duties on Chinese imports such as duties recently enacted in the European Union, Brazil, Saudi Arabia, and other jurisdictions. In addition, some of Kronos’ competitors’ financial, technological and other resources may be greater than its resources and such competitors may be better able to withstand extended periods of reduced demand or other changes in market conditions. Kronos’ competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Further, consolidation of Kronos’ competitors or customers may result in reduced demand for its products or make it more difficult for Kronos to compete with its competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

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

Certain components used in CompX’s products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, transportation disruptions, global conflicts or trade wars and public health crises such as pandemics, could prevent CompX’s vendors from being able to supply these components. Should CompX’s vendors not be able to meet their supply obligations or should CompX be otherwise unable to obtain necessary raw materials or components, CompX may incur higher supply costs or may be required to reduce or suspend production. In addition, the imposition of new tariffs or increases in existing tariffs by the U.S. government on imports from China, Mexico or other countries from which CompX imports raw materials and other components could increase its supply costs. Increases in CompX’s supply costs may decrease our liquidity or negatively impact our financial condition or results of operations as CompX may be unable to offset the higher costs with increases in its selling prices or reductions in other operating costs.

Dependence on CompX’s significant customers could adversely affect our business and results of operations.

For the year ended December 31, 2025, CompX’s ten largest customers accounted for approximately 52% of our consolidated net sales, with a single customer accounting for 26% of our consolidated net sales. Because CompX’s customers’ purchases are made through purchase orders rather than long-term contracts or minimum purchase commitments, order levels can fluctuate significantly period to period based on customer needs. In addition, significant customers may negotiate more favorable pricing or terms which may pressure our operating margins. If any significant CompX customer reduces its purchases, loses market share for its end-use products, experiences financial difficulty, changes suppliers, or otherwise alters its relationship with CompX, demand for its products could decline. Any such reduction in CompX’s sales could potentially have a material adverse effect on our revenues and results of operations.

Higher costs or limited availability of Kronos’ raw materials may reduce its earnings and decrease its liquidity. In addition, many of Kronos’ raw material contracts contain fixed quantities it is required to purchase.

For Kronos, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which its facilities are located. Titanium-containing feedstocks suitable for use in Kronos’ TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which Kronos purchases or mines its raw material supplies could adversely affect raw material availability. If Kronos or Kronos’ worldwide vendors are unable to meet their planned or contractual obligations and Kronos was unable to obtain necessary raw materials, Kronos could incur higher costs for raw materials or may be required to reduce production levels. For example, Kronos experienced increases in feedstock costs in 2023 and 2024, which negatively affected its margins. Kronos has also experienced higher operating costs such as energy costs. Future variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect its operating results and decrease liquidity as Kronos may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels.

Kronos has supply contracts that provide for its TiO2 feedstock requirements. While Kronos believes it will be able to renew these contracts, as necessary, Kronos does not know if it will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Kronos’ current agreements have minimum purchase requirements, targeted purchases or require it to purchase certain minimum percentage-based quantities of feedstock based upon its annual purchasing requirements. Kronos estimates purchases under these feedstock agreements will be between approximately $375 million and $450 million in 2026. In addition, Kronos has other long-term supply and service contracts that provide for various raw materials and services which may require Kronos to purchase certain minimum quantities. Kronos’ obligations under these contracts could adversely affect our financial results if Kronos significantly reduces its production and was unable to modify the contractual commitments.

Kronos’ acquisition of the remaining 50% interest in LPC may not generate benefits it anticipates and may otherwise affect its business and prospects.

In July 2024, Kronos completed the LPC acquisition in which it purchased the 50% ownership interest in LPC it did not previously own and Kronos subsequently merged LPC into Kronos’ wholly-owned subsidiary, Kronos Louisiana. If Kronos experiences unforeseen technological, operational or other difficulties in integrating the Kronos Louisiana facility into its operations as Kronos’ wholly-owned subsidiary, it may not be able to implement the process innovations at the facility that it expects. In addition, Kronos may not be able to achieve the anticipated synergies or improvements in efficiency and product quality that it expects. With or without such difficulties, the integration of the Kronos Louisiana facility into Kronos’ operations may divert significant management time and attention from its other operations. If Kronos fails to successfully integrate the Kronos Louisiana facility into its operations, if the acquisition does not provide expected synergies or sales increases, or if Kronos Louisiana has unexpected legal or financial liabilities, its business, financial condition, results of operations and prospects could be adversely affected.

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

Kronos has a significant amount of debt, primarily related to its 9.50% Senior Secured Notes due 2029, its term loan from Contran, and borrowings on its global revolving credit facility (“Global Revolver”). As of December 31, 2025,

Kronos’ total consolidated debt was approximately $557.4 million. Kronos’ level of debt could have important consequences to our stockholders and creditors, including:

●	making it more difficult for Kronos to satisfy its obligations with respect to its liabilities;
●	increasing its vulnerability to adverse general economic and industry conditions;
●	requiring that a portion of its cash flows from operations be used for the payment of interest on its debt, which reduces its ability to use its cash flow to fund working capital, capital expenditures, dividends on its common stock, acquisitions or general corporate requirements;
●	limiting the ability of Kronos’ subsidiaries to pay dividends to it or limiting its ability to pay dividends to its shareholders;
●	limiting Kronos’ ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;
●	limiting Kronos’ flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and
●	placing Kronos at a competitive disadvantage relative to other less leveraged competitors.

Indebtedness outstanding under Kronos’ Global Revolver accrues interest at variable rates. To the extent market interest rates rise, the cost of Kronos’ debt could increase, even if the amount borrowed remains the same, adversely affecting its financial condition, results of operations and cash flows.

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements (including feedstock purchase contracts with minimum commitments and other long-term supply and service contracts, as discussed above) pursuant to which, along with its indebtedness, Kronos is committed to pay approximately $193 million in 2026. Kronos’ ability to make payments on and refinance its debt and to fund planned capital expenditures depends on its ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. In addition, Kronos’ ability to borrow funds under its Global Revolver in the future, in some instances, will depend in part on its ability to maintain specified financial ratios and satisfy certain financial covenants contained in the credit agreement governing the Global Revolver.

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

Kronos operates its businesses in several different countries and sells its products worldwide. For example, during both 2024 and 2025, approximately 44% and 45% of Kronos’ sales volumes, respectively, were sold into European markets. The majority (but not all) of Kronos’ sales from its operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar. Therefore, Kronos is exposed to risks related to the need to convert currencies it receives from the sale of its products into the currencies required to pay for certain of its operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of Kronos’ results of operations between periods.

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

If some or all of Kronos’ or CompX’s intellectual property were to be declared invalid, held to be unenforceable or copied by competitors, or some or all of Kronos’ or CompX’s confidential information becomes known to competitors, or if Kronos’ or CompX’s competitors were to develop similar or superior intellectual property or technology, their ability to compete could be adversely impacted.

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

CompX operates production facilities in the United States and Kronos operates production facilities in North America and Europe. Many of Kronos’ and CompX’s facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. Governmental agencies of countries in which Kronos and CompX operate have determined, or may determine in the future the consumption of energy derived from fossil fuels is a major contributor to climate change and have adopted or are contemplating regulatory changes in response to the potential impact of climate change, including laws and regulations requiring enhanced reporting (such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022) as well as legislation regulating carbon and other GHG emissions and the use of renewable energy. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms. To date, the existing GHG laws and regulations in effect in the various countries in which Kronos or CompX operates have not had a material adverse effect on financial results. Until the timing, scope and extent of any new or future regulation becomes known, we cannot predict the effect on Kronos’ or CompX’s business, results of operations or financial condition. However, if further GHG laws and regulations were to be enacted in one or more countries, it could negatively impact Kronos or CompX future results of operations through increased costs of production, particularly as it relates to their energy requirements or their need to obtain emissions permits. If such increased costs of production were to materialize, Kronos or CompX may be unable to pass price increases on to their customers to compensate for increased production costs, which may decrease their liquidity, operating income and results of operations. In addition, any adopted future laws and regulations focused on climate change and/or GHG emissions could negatively impact Kronos’ or CompX’s ability (or that of its customers and suppliers) to compete with companies situated in areas not subject to such laws and regulations.

General Risk Factors

Kronos’ operating as a global business presents risks associated with global and regional economic, political, and regulatory environments.

Kronos manufactures and distributes its products globally. Revenue from non-U.S. markets accounted for approximately 66%, 66%, and 64% of Kronos’ revenue for the years ended December 31, 2023, 2024 and 2025, respectively. Kronos has significant international operations which, along with its customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including:

●	global or regional economic downturn;
●	changes in tariffs, trade barriers, and regulatory requirements, such as the enactment of tariffs on goods imported into the U.S. including, but not limited to, tariffs enacted on goods imported from Canada where Kronos manufactures a significant portion of the TiO2 it sells in North America. Tariffs could make Kronos’ products more expensive which would reduce demand or require it to absorb the increased costs reducing its operating margins;
●	protectionist laws, policies, and business practices and nationalistic campaigns such as economic sanctions and exchange controls;
●	U.S. relations with the governments of the other countries in which Kronos operates;
●	terrorism, armed conflict (such as the current conflicts between Russia and Ukraine);
●	natural disasters, pandemics or other health crises, climate change, and other events beyond Kronos’ control;
●	difficulties enforcing agreements or other legal rights; and
●	Kronos’ effective tax rate may fluctuate based on the variability of geographic earnings and statutory rates.

TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on Kronos’ results of operations and financial condition.

The U.S. federal government has recently implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. As Kronos currently manufactures a significant portion of its North American TiO2 in Canada, if sustained for an extended period of time, a tariff on Kronos’ imports into the U.S. from Canada, would make its products manufactured in Canada and sold into the U.S. more expensive. As a result, demand for these products could be reduced, or Kronos could be required to absorb the increased costs or increase prices of such products. Tariff mitigation strategies, such as those Kronos undertook in the first quarter of 2025 which included building and positioning inventory from its Canadian facility into the U.S., may result in increased shipping and warehousing costs. Future mitigation strategies may offer only temporary relief from the effect of these tariffs. Such tariffs and, if enacted, any further legislation or actions taken by the U.S. government that restrict trade, such as additional tariffs, trade barriers and other protectionist or retaliatory measures taken in response, could adversely impact Kronos’ ability to sell its products in the U.S. or reduce its revenues and gross margins. These measures may also increase Kronos’ costs of Canadian feedstock imported into the U.S. and could adversely impact its gross margins or require Kronos to raise prices thereby making its products less competitive. Additional tariffs imposed by the U.S or any retaliatory or reciprocal tariffs imposed by other countries could also increase the cost of feedstock and other raw materials that go into making TiO2, the extent of which is unknown. The ultimate impact of any tariffs will depend on various factors, including the length of time tariffs are ultimately implemented and the amount, scope and nature of the tariffs.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 1C.CYBERSECURITY

We operate through our subsidiaries and affiliate and receive services through our intercorporate services agreement (ISA) with Contran (see Note 16 to our Consolidated Financial Statements). We recognize the importance of proactively assessing, identifying and managing material risks associated with cybersecurity threats. These risks include, among other things: operational disruptions, intellectual property theft, fraud, extortion, harm to employees or customers and violations of data privacy or security laws. Our cybersecurity program is built on both operational and compliance foundations. The operational component focuses on continuous monitoring, detection, prevention, measurement, analysis and response to cybersecurity threats and incidents, including emerging risks. The compliance component provides oversight through risk-based controls designed to protect the confidentiality, integrity and availability of company data stored, processed or transmitted. Our cybersecurity program is fully integrated into our enterprise-wide risk management framework.

Kronos and CompX each have their own cybersecurity programs. Our corporate cybersecurity program is led by our chief information officer (“CIO”), who is ultimately responsible for developing and executing our overall information security strategy, policies, security engineering, operations and cyber threat detection and response. Our corporate information systems are owned and operated by Contran and provided to us through the ISA. Our CIO, who also serves as the Kronos CIO, reports to our and Kronos’ chief executive officers, respectively. CompX’s cybersecurity program is led by the director of information technology (“IT”).  The director of IT reports to CompX’s vice president in charge of coordinating operational activities within CompX’s two operating business segments. Both our CIO and the director of IT have extensive information technology and program management experience and lead teams with significant tenure and familiarity with each organization. Cybersecurity risks at each company are also reviewed and tested annually through third-party assessments and internal and external information technology audits. Our, Kronos’ and CompX’s information technology teams review cybersecurity risks at least annually, integrating findings into strategic risk assessments and applicable corrective action plans.

We, Kronos and CompX continually enhance our cyber defense strategy with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously bolstering our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity posture. We, Kronos and CompX engage reputable third-party security firms provide guidance on industry best practices and regulatory standards, to support proactive and reactive cybersecurity efforts, and to conduct periodic routine evaluations of our cybersecurity posture, including penetration testing and security audits; these evaluations include testing both the design and operational effectiveness of our security controls. All company employees are required to complete cybersecurity training at least once a year, have access to more frequent cybersecurity training through periodic updates. Employees in certain roles also receive additional role-based, specialized cybersecurity training.

We, Kronos and CompX each have a Cybersecurity Incident Disclosure and Controls Committee (“CIDAC”) which is central to the response and evaluation of cybersecurity incidents. Our CIDAC is comprised of our CIO and other senior executives including our chief executive officer, chief financial officer and general counsel. Information security events and incidents are evaluated, ranked by severity and prioritized for response and remediation. The IT teams are responsible for categorizing cybersecurity incidents, and those deemed high-risk or critical are escalated to the CIDAC for strategic review and response coordination. Incidents are evaluated to determine regulatory requirements, materiality and potential operational, financial and reputational impact. Our CIDAC, as well as the Kronos and CompX CIDAC, performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents. As needed, we collaborate with external cybersecurity experts and legal advisors to help ensure a robust response strategy.

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

We also maintain a documented incident response plan. In the event of an incident, we follow a structured incident response playbook, which outlines clear and defined steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (such as legal and human resources), senior leadership, and the board, as appropriate. We also conduct post-incident reviews to identify lessons learned and implement continuous improvements.

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

In the matter titled County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) on July 24, 2019, an order approving a global settlement agreement entered into among all of the plaintiffs and the three defendants remaining in the case (the Sherwin Williams Company, ConAgra Grocery Products and us) was entered by the court and the case was dismissed with prejudice. The global settlement agreement provided that an aggregate $305 million would be paid collectively by the three co-defendants in full satisfaction of all claims resulting in a dismissal of the case with prejudice and the resolution of (i) all pending and future claims by the plaintiffs in the case, and (ii) all potential claims for contribution or indemnity between us and our co-defendants in respect to the case. In the agreement, we expressly denied any and all liability and the dismissal of the case with prejudice was entered by the court without a final judgment of liability entered against us. The settlement agreement fully concludes this matter.

Under the terms of the global settlement agreement, each defendant paid an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). Our sixth installment which was paid in October 2025 was funded with amounts that were already on deposit at the court and previously included in current restricted cash on our Consolidated Balance Sheets, as those amounts, together with all accrued interest through the date of payment, had been committed to the settlement. Per the terms of the settlement, any amounts on deposit in excess of the final payment were to be returned to us, and in October 2025 we received accrued interest of approximately $1.6 million from such restricted cash. For financial reporting purposes, we used a discount rate of 1.9% per annum to discount the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We recognized an aggregate accretion expense of $.7 million, $.5 million and $.2 million in 2023, 2024 and 2025, respectively.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed our obligations. At December 31, 2025, we had accrued approximately $13 million related to approximately 27 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $26 million, including amounts currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2025, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

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

Under the terms of the consent decree, in the first quarter of 2025 we paid $56.1 million, plus $.5 million interest, toward the global settlement and received approximately $9.6 million from the other private companies participating in the settlement. We recognized aggregate income of approximately $31.4 million in 2024 related to the adjustment of our environmental accrual related to this matter and the recording of a $9.6 million receivable for the funds which we received in the first quarter of 2025 from the other private companies participating in the settlement. See Note 3 to the Consolidated Financial Statements. The satisfaction of our obligations under the consent decree fully concludes this matter.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by us. There are 120 of these types of cases pending, involving a total of approximately 598 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters.

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

Our common stock is listed and traded on the New York Stock Exchange (NYSE: NL). As of February 27, 2026, there were approximately 1,371 holders of record of our common stock.

Performance graph

Set forth below is a table and line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2020 through December 31, 2025. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2020 and the reinvestment of dividends.

	December 31,
	2020	2021	2022	2023	2024	2025
NL common stock	$100	$160	$160	$139	$212	$163
S&P 500 Composite Stock Index	100	129	105	133	166	196
S&P 500 Industrial Conglomerates Index	100	105	96	120	165	172

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, pursuant to which an aggregate of 200,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2025, 170,750 shares are available for award under this plan. See Note 15 to our Consolidated Financial Statements.

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

Net income overview

Our net loss attributable to NL stockholders was $37.8 million, or $.77 per share, in 2025 compared to net income of $67.2 million, or $1.38 per share, in 2024 and a net loss of $2.3 million, or $.05 per share, in 2023.

As more fully described below, the decrease in our earnings attributable to NL stockholders from 2024 to 2025 is primarily due to the net effects of:

●	equity in losses from Kronos in 2025 of $33.9 million compared to equity in earnings of $26.4 million in 2024;
●	aggregate income of $31.4 million in 2024 related to the settlement of a liability for an environmental remediation site;
●	an unrealized loss in the relative value of marketable equity securities of $13.6 million in 2025 compared to an unrealized gain of $9.8 million in 2024;
●	a non-cash settlement loss related to the termination and buy-out of our U.S. pension plan of $19.7 million in 2025;
●	higher CompX segment profit of $22.6 million in 2025 compared to $17.0 million in 2024;
●	lower interest and dividend income of $7.0 million in 2025 compared to $11.0 million in 2024; and
●	insurance recoveries of nil in 2025 compared to $1.4 million in 2024.

Our 2025 net income per share attributable to NL includes:

●	a settlement loss of $.32 per share, net of tax, related to the termination and buy-out of our U.S. pension plan recognized in the fourth quarter;
●	a loss of $.10 per share, net of tax, related to Kronos’ non-cash deferred income tax expense reflecting the impact of the rate reduction on its net German deferred tax asset;
●	a loss of $.04 per share, net of tax, due to Kronos’ settlement loss related to the termination and buy-out of its U.S. pension plan recognized in the fourth quarter;
●	a loss of $.04 per share, net of tax, due to Kronos’ recognition of a valuation allowance on its German interest deduction limitation deferred tax asset recognized in the fourth quarter;
●	a loss of $.03 per share, net of tax, related to Kronos’ restructuring costs associated with workforce reductions recognized in the fourth quarter; and
●	income of $.02 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its earn-out liability related to the acquisition of the remaining interest in its TiO2 manufacturing joint venture.

Our 2024 net income per share attributable to NL includes:

●	aggregate income of $.51 per share, net of tax in the fourth quarter of 2024 related to the settlement of a liability for an environmental remediation site;
●	income of $.25 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its investment in the TiO2 manufacturing joint venture;
●	a loss of $.08 per share, net of tax, due to Kronos’ recognition of a non-cash deferred income tax expense related to final tax regulations on the treatment of certain currency translation gains and losses recognized in the fourth quarter;
●	a loss of $.04 per share, net of tax, due to Kronos’ recognition of a non-cash deferred income tax expense related to the recognition of a deferred income tax asset valuation allowance related to its Belgian net deferred tax assets recognized in the fourth quarter, and
●	income of $.02 per share, net of tax, related to insurance recoveries; and
●	a loss of $.01 per share due to Kronos’ recognition of an aggregate charge related to a write-off of deferred financing costs.

As more fully described below, the increase in our earnings attributable to NL stockholders from 2023 to 2024 is primarily due to the net effects of:

●	equity in earnings from Kronos in 2024 of $26.4 million compared to equity in losses of $15.0 million in 2023;
●	aggregate income of $31.4 million in 2024 related to the settlement of a liability for an environmental remediation site;
●	an unrealized gain in the relative value of marketable equity securities of $9.8 million in 2024 compared to an unrealized loss of $8.1 million in 2023;
●	lower CompX segment profit of $17.0 million in 2024 compared to $25.4 million in 2023;
●	a non-cash loss on the termination of our U.K. pension plan of $4.9 million in 2023;
●	higher interest and dividend income of $11.0 million in 2024 compared to $9.6 million in 2023; and
●	higher insurance recoveries of $1.4 million in 2024 compared to $.5 million in 2023.

Our 2024 net income per share attributable to NL includes:

●	aggregate income of $.51 per share, net of tax in the fourth quarter of 2024 related to the settlement of a liability for an environmental remediation site;
●	income of $.25 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its investment in the TiO2 manufacturing joint venture;
●	a loss of $.08 per share, net of tax, due to Kronos’ recognition of a non-cash deferred income tax expense related to final tax regulations on the treatment of certain currency translation gains and losses recognized in the fourth quarter;
●	a loss of $.04 per share, net of tax, due to Kronos’ recognition of a non-cash deferred income tax expense related to the recognition of a deferred income tax asset valuation allowance related to its Belgian net deferred tax assets recognized in the fourth quarter, and
●	income of $.02 per share, net of tax, related to insurance recoveries; and
●	a loss of $.01 per share due to Kronos’ recognition of an aggregate charge related to a write-off of deferred financing costs.

Our 2023 net loss per share attributable to NL stockholders includes:

●	a loss of $.08 per share, net of tax, due to the termination and buy-out of our U.K. pension plan recognized in the second quarter,
●	a loss of $.02 per share, net of tax, due to Kronos’ recognition, primarily in the fourth quarter, of restructuring costs related to workforce reductions,
●	income of $.01 per share, net of tax, due to Kronos’ recognition in the first, second and third quarters of a pre-tax insurance settlement gain related to a business interruption insurance claim arising from Hurricane Laura in 2020, and
●	a loss of $.01 per share, net of tax, due to Kronos’ recognition in the fourth quarter of a fixed asset impairment related to the write-off of certain costs resulting from a capital project termination.

Outlook

Excluding any potential effects from changes in the relative value of marketable equity securities, we currently expect our net income attributable to NL stockholders in 2026 to be higher than 2025 primarily due to higher equity in earnings of Kronos in 2026 as well as the non-recurring loss on pension plan settlement in 2025, partially offset by higher expected litigation fees and related costs in 2026. See also Item 3 – “Legal Proceedings – Environmental matters and litigation” and Note 17 to our Consolidated Financial Statements.

Income from operations

The following table shows the components of our income from operations.

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(Dollars in millions)
CompX segment profit	$25.4	$17.0	$22.6	(33)%	33%
Insurance recoveries	.5	1.4	—	195	n.m.
Corporate income (expense), net	(11.8)	19.5	(11.9)	(266)	(161)
Income from operations	$14.1	$37.9	$10.7	168	(72)

n.m. not meaningful

The following table shows the components of our income (loss) before income taxes exclusive of our income from operations.

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(Dollars in millions)
Equity in earnings (losses) of Kronos	$(15.0)	$26.4	$(33.9)	276%	(229)%
Marketable equity securities unrealized gain (loss)	(8.1)	9.8	(13.6)	220	(238)
Settlement loss on pension plan termination and buy-out	(4.9)	—	(19.7)	n.m.	n.m.
Other components of net periodic pension and OPEB cost	(1.4)	(1.2)	(1.1)	(12)	(6)
Interest and dividend income	9.6	11.0	7.0	14	(36)
Interest expense	(.7)	(.6)	(.8)	(29)	45

n.m. not meaningful

CompX International Inc.

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(Dollars in millions)
Net sales	$161.3	$145.9	$158.3	(10)%	8%
Cost of sales	112.1	104.6	110.1	(7)	5
Gross margin	49.2	41.3	48.2	(16)	16
Selling, general and administrative expenses	23.8	24.3	25.6	2	5
Segment profit (1)	$25.4	$17.0	$22.6	(33)	33

Percentage of net sales:
Cost of sales	69.5%	71.7%	69.6%
Gross margin	30.5	28.3	30.4
Selling, general and administrative expenses	14.7	16.7	16.2
Segment profit	15.8	11.7	14.3

(1)	We use segment profit to assess the performance of CompX. Segment profit is defined as gross margin less selling, general and administrative expenses directly attributable to CompX’s operations.

Net sales – CompX’s net sales increased $12.4 million in 2025 compared to 2024 primarily due to higher Security Products sales to the government security market and higher Marine Components sales to various markets including the towboat, government and industrial markets.

CompX’s net sales decreased $15.4 million in 2024 compared to 2023 due to lower Marine Components sales to the towboat market and lower Security Products sales to the government security market as a result of sales related to a pilot project that shipped in the third and fourth quarters of 2023 and for which there were no related sales in 2024.

Cost of sales and gross margin – CompX’s cost of sales increased in 2025 compared to 2024 primarily due to the effects of higher sales at both Security Products and Marine Components as well as increased production costs across both reporting units. However, CompX’s cost of sales as a percentage of net sales declined over the same period driven by a more favorable customer and product mix, particularly within Security Products, and increased coverage of fixed costs due to higher sales across both reporting units. As a result, CompX’s gross margin as a percentage of net sales increased in 2025 compared to 2024.

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

Selling, general and administrative expenses – CompX’s selling, general and administrative expenses consist primarily of personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s businesses and its corporate management activities, as well as gains and losses on property and equipment. CompX’s selling, general and administrative expenses increased $1.3 million in 2025 compared to 2024 predominantly due to higher employee-related costs including salaries, benefits, and medical expenses at both reporting units. As a percentage of net sales, selling, general and administrative expenses decreased in 2025 compared to 2024 primarily due to higher coverage of selling, general and administrative expenses as a result of higher sales, partially offset by the increased employee-related costs discussed above.

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

Segment profit – As a percentage of net sales, CompX’s segment profit increased in 2025 compared to 2024 and decreased in 2024 compared to 2023. CompX’s segment profit margins were primarily impacted by the factors impacting net sales, cost of sales, gross margin and selling, general and administrative expenses discussed above.

General – CompX’s profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control its manufacturing costs, primarily comprised of labor costs and materials. The materials used in CompX’s products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass, aluminum and stainless steel. Total material costs represented approximately 43% of CompX’s cost of sales in 2025, with commodity-related raw materials representing approximately 14% of its cost of sales. During 2025, CompX experienced increases in the cost of certain raw materials. Throughout the year, market prices for brass and aluminum experienced a general upward trend. Stainless steel prices were relatively stable in the first part of 2025 but began increasing during the latter half of the year. Zinc pricing was relatively stable in 2025, and CompX was able to mitigate increases through strategic spot buy purchases. In most cases, commodity raw materials CompX purchases include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation and energy. Processing and conversion costs are not expected to decrease. Based on current economic conditions, CompX expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2026 to be more volatile compared to 2025. In addition to supply and demand, governmental actions such as tariffs may impact raw material markets.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 – “Business- Raw Materials.”

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their reporting unit profit (see discussion below).

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(Dollars in millions)
Security Products:
Net sales	$121.2	$115.2	$120.7	(5)%	5%
Cost of sales	82.8	80.5	83.8	(3)	4
Gross margin	38.4	34.7	36.9	(10)	6
Operating costs and expenses	13.5	13.9	14.4	3	4
Reporting unit profit (2)	$24.9	$20.8	$22.5	(16)	8

Gross margin	31.7%	30.1%	30.6%
Reporting unit profit margin	20.6	18.1	18.6

(2)	Reporting unit profit includes reporting unit sales less cost of sales and operating costs and expenses directly attributable to the reporting unit. Interunit sales are not material.

Security Products – Security Products net sales increased 5% to $120.7 million in 2025 compared to $115.2 million in 2024. Relative to prior year, the increase in sales was primarily due to $9.9 million higher sales to the government security market and $.6 million higher sales to the gas station security market, partially offset by lower sales to a variety of other markets including $2.3 million lower sales to the healthcare market, $1.3 million lower sales to the transportation market and $.5 million lower sales to the tool storage market. Gross margin as a percentage of net sales increased in 2025 as compared to 2024 primarily due to increased coverage of fixed costs due to higher sales and a more favorable customer and product mix. These factors were partially offset by higher cost associated with inventory sold during the second half of the year and increased employee-related expenses including salaries, benefits and medical costs, of $2.6 million. Security Products reporting unit profit margin increased for 2025 compared to 2024 primarily due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses from higher sales partially offset by higher operating costs and expenses, including increased employee-related expenses of $.5 million.

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

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(Dollars in millions)
Marine Components:
Net sales	$40.1	$30.7	$37.6	(23)%	22%
Cost of sales	29.3	24.1	26.3	(18)	9
Gross margin	10.8	6.6	11.3	(39)	70
Operating costs and expenses	3.6	3.3	3.8	(8)	14
Reporting unit profit (2)	$7.2	$3.3	$7.5	(54)	126

Gross margin	27.0%	21.6%	29.9%
Reporting unit profit margin	18.0	10.8	19.8

Marine Components – Marine Components net sales increased 22% in 2025 as compared to 2024 primarily due to $2.7 million higher sales to the towboat market (including a one-time stocking event for a towboat OEM customer), $2.5 million higher sales to the government market and $2.2 million higher sales to the industrial market, partially offset by $1.1 million lower sales to the center console market. Gross margin as a percentage of sales increased in 2025 compared to 2024 primarily due to increased coverage of fixed costs as a result of higher sales partially offset by higher employee-related expenses including salaries, benefits and medical costs of $1.7 million. Marine Components reporting unit profit margin as a percentage of net sales increased in 2025 compared to 2024 due to the factors impacting gross margin, as well as increased coverage of operating costs and expenses on higher sales, partially offset by higher operating costs and expenses, including increased employee-related expenses of $.4 million.

Marine Components net sales decreased 23% in 2024 as compared to 2023 primarily due to $8.7 million lower sales to the towboat market through the first three quarters of 2024, partially offset by higher sales in the fourth quarter of 2024, including $1.1 million higher sales to the towboat market and $1.0 million higher sales to the government market. Relative to the full year of 2023, sales were $7.6 million lower to the towboat market (primarily to original equipment boat manufacturers), $1.4 million lower to the industrial market and $.6 million lower to each of the engine builder market and distributors, partially offset by $1.4 million higher sales to the government market. Gross margin as a percentage of sales decreased in 2024 compared to 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix, lower employee salaries and benefits of approximately $1.8 million primarily related to headcount reductions and decreased labor costs of $1.2 million due to lower production volumes. Reporting unit profit as a percentage of net sales decreased in 2024 compared to 2023 due to the factors impacting gross margin, as well as decreased coverage of operating costs and expenses on lower sales, partially offset by reduced operating costs and expenses, including lower employee related expenses of $.2 million.

Outlook – CompX’s sales for 2025 were strong across both reporting units, exceeding 2024 levels. At CompX’s Marine Components reporting unit, improved demand in the government and industrial markets — combined with the one-time stocking event noted above — drove sales and reporting unit profit significantly above prior-year levels. At CompX’s Security Products reporting unit, sales increased compared to 2024 primarily due to higher demand from the government security market, partially offset by continued softness across a variety of markets including transportation, healthcare, and tool storage.

CompX expects modest growth in both Security Products and Marine Components net sales in 2026 as it aligns pricing, product features, and service levels with market conditions and customer requirements. At Security Products, CompX anticipates sales increases in most markets, partially offset by ongoing softness in the transportation market. At Marine Components, net sales growth in 2026 is expected to come primarily from the industrial market. Recreational marine sales appear to have largely stabilized, and (excluding the one-time restocking event noted above) sales to the towboat market in 2026 are expected to be comparable to 2025.

CompX expects gross margin and reporting unit profit percentages across both reporting units in 2026 to remain generally comparable to 2025, as price increases are planned to largely offset higher raw material costs and tariff-related surcharges on certain raw materials, as discussed below. During 2025, inventory levels increased across both reporting units, driven by higher raw material and production costs as well as actions taken to support anticipated customer demand. These actions included an insourcing initiative at Security Products and a shift in customer mix at Marine Components. As a result, CompX expects inventory levels in 2026 to remain approximately at current levels, consistent with ongoing operating requirements.

CompX manufactures substantially all of its products in the U.S. and sources a substantial majority of its raw materials from U.S. suppliers. CompX also sources certain components, primarily electronic components, from suppliers located in Asia, including China. Early in the first quarter of 2025, in anticipation of the U.S. federal government tariffs announcements, CompX increased purchases of certain electronic and other components to mitigate the potential near-term tariff impacts. Late in the second quarter CompX began incurring tariff-related surcharges on certain raw materials, primarily electronic components. In addition, some of CompX’s U.S.-based suppliers have recently started applying tariff-related surcharges on certain U.S.-based purchases. Where possible, CompX is increasing selling prices to its customers to recover these higher raw material costs, although the extent to which it can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of its customers to substitute alternative products. CompX will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Currently, CompX’s supply chains are stable and transportation and logistical delays are minimal. CompX has experienced global and domestic supply chain challenges in the past, and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the effect of tariffs, and the impact of economic conditions, consumer confidence and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. Accordingly, these insurance recoveries are recognized when receipt is probable and the amount is determinable. In this regard we received $.5 million, $1.4 million and nil in insurance recoveries in 2023, 2024 and 2025, respectively. See Note 17 to our Consolidated Financial Statements.

Corporate income (expense), net – Corporate expense was $11.9 million in 2025 compared to corporate income of $19.5 million in 2024 due to income of $31.4 million recognized in the fourth quarter of 2024 as a result of the settlement of a liability for an environmental remediation site, including income of $9.6 million received from private companies participating in the settlement. Included in corporate (income) expenses are:

●	litigation fees and related costs of $2.9 million in 2025 compared to $3.0 million in 2024, and
●	environmental remediation and related cost of $1.7 million in 2025 compared to income of $20.3 million in 2024.

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

Overall, we currently expect that our general corporate expenses in 2026 will be higher than in 2025 primarily due to expected increases in litigation fees and related costs. See also Item 3 – “Legal Proceedings – Environmental matters and litigation” and Note 17 to our Consolidated Financial Statements.

The level of our litigation fees and related costs varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 17 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2026 or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2026, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental accruals as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 17 to our Consolidated Financial Statements.

Interest and dividend income –Interest income decreased $4.0 million in 2025 compared to 2024 primarily due to lower interest rates and decreased average investment balances. Interest income increased $1.4 million in 2024 compared to 2023 primarily due to higher interest rates and increased investment balances, somewhat offset by lower average balances on CompX’s revolving promissory note receivable from Valhi.

Marketable equity securities – Unrealized gains or losses on our marketable equity securities are recognized in Marketable equity securities on our Consolidated Statements of Operations. See Note 5 to our Consolidated Financial Statements.

Income tax expense (benefit) – We recognized an income tax benefit of $7.0 million in 2023, income tax expense of $14.1 million in 2024 and an income tax benefit of $16.1 million in 2025.

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received aggregate dividends from Kronos of $26.8 million in 2023, $16.9 million in 2024 and $7.0 million in 2025. Our effective tax rate attributable to our equity in earnings (losses) of Kronos, including the effect of non-taxable dividends we received from Kronos, was 58.5% in 2023, 7.5% in 2024 and 25.4% in 2025. The decrease in our effective rate from 2023 to 2024 is attributable to the combined effects of Kronos’ earnings in 2024 as compared to loss in 2023 and the lower non-taxable dividend income we received from Kronos in 2024 as compared to 2023. The increase in our effective rate from 2024 to 2025 is attributable to the combined effects of Kronos’ loss in 2025 as compared to earnings in 2024 and the lower non-taxable dividend income we received from Kronos in 2025 as compared to 2024.

See Note 14 to our Consolidated Financial Statements for more information about our 2025 income tax items, including a tabular reconciliation of our statutory tax expense to our actual tax expense (benefit).

Noncontrolling interest – Noncontrolling interest in net income is directly attributable to CompX’s net income and reflects CompX’s earnings in 2023, 2024 and 2025.

Related party transactions – We are a party to certain transactions with related parties. See Notes 1 and 16 to our Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Equity in earnings of Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(Dollars in millions)
Net sales	$1,666.5	$1,887.1	$1,859.4	13%	(1)%
Cost of sales	1,501.6	1,527.8	1,646.4	2	8
Gross margin	$164.9	$359.3	$213.0

Income (loss) from operations	$(56.0)	$122.9	$(36.5)	319	(130)
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	64.5	—
Gain on remeasurement of earn-out liability	—	—	4.6
Other gain (loss), net	.2	5.1	(12.5)
Interest expense	(17.1)	(42.9)	(53.0)
Income (loss) before income taxes	(72.9)	149.6	(97.4)
Income tax expense (benefit)	(23.8)	63.4	13.5
Net income (loss)	$(49.1)	$86.2	$(110.9)

Percentage of net sales:
Cost of sales	90%	81%	89%
Income (loss) from operations	(3)	7	(2)

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(15.0)	$26.4	$(33.9)

TiO2 operating statistics:
Sales volumes*	419	504	512	20%	2%
Production volumes*	401	535	480	33	(10)

Percentage change in TiO2 net sales:
TiO2 sales volumes				20%	2%
TiO2 product pricing				(5)	(4)
TiO2 product mix/other				(2)	—
Changes in currency exchange rates				—	1
Total				13%	(1)%
*	Thousands of metric tons

As previously reported, effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. Prior to the acquisition, Kronos held a 50% joint venture interest in LPC. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. In 2025, Kronos merged LPC into Kronos’ wholly-owned subsidiary Kronos Louisiana, Inc. (the combined company is referred to as “Kronos Louisiana “). Kronos accounted for the acquisition as a business combination. The results of operations of LPC have been included in Kronos’ results of operations beginning as of the Acquisition Date. See Note 6 to our Consolidated Financial Statements.

Industry conditions and 2025 overview – Throughout 2025, the market faced significant global uncertainty driven by evolving U.S. trade policies and sustained geopolitical tensions. These factors, combined with continued market weakness compared to historical periods, contributed to additional global capacity reductions by TiO2 producers in 2025, including both announced plant closures and lower operating rates. While Kronos has seen some incremental benefit as a result of certain plant closures, primarily in Europe and particularly in the fourth quarter of 2025, the prolonged market downturn has negatively impacted its sales volume and led to pricing degradation as the year progressed. Kronos started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but ended 2025 with average TiO2 selling prices 10% lower. Overall, Kronos’ sales volumes have increased slightly in 2025 as compared to 2024 with higher overall sales volumes in both the European and North American markets offset by lower sales volumes to the export market.

Kronos operated its production facilities at 96% of practical capacity utilization in 2024 and continued operating at similar rates in early 2025. When the demand outlook began to soften, Kronos adjusted its production operating rates downward in the second and third quarters of 2025 and Kronos implemented a more significant production curtailment in the fourth quarter of 2025 to reduce finished goods inventory levels and preserve liquidity.

The following table shows Kronos’ capacity utilization rates during 2024 and 2025.

	Production Capacity Utilization Rates
	2024	2025
First Quarter	87%	93%
Second Quarter	99%	81%
Third Quarter	92%	80%
Fourth Quarter	97%	55%
Overall	96%	77%

Excluding the effect of changes in currency exchange rates and unabsorbed fixed costs, Kronos’ cost of sales per metric ton of TiO2 sold in 2025 was lower as compared to 2024 primarily due to decreases in per metric ton production costs (primarily raw materials).

In response to the extended period of reduced demand in 2025, discussed above, Kronos has taken measures to further reduce its operating costs and improve its long-term cost structure. In the fourth quarter of 2025, Kronos implemented certain voluntary and involuntary workforce reductions across its operating locations impacting both manufacturing and selling, general and administrative costs. Kronos recognized a total of approximately $10 million in restructuring charges in the fourth quarter of 2025 related to workforce reductions impacting approximately 226 positions.

Net sales – Kronos’ net sales in 2025 decreased 1%, or $27.7 million, compared to 2024 primarily due to a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $75 million) somewhat offset by a 2% increase in sales volumes (which increased net sales by approximately $38 million). Additionally, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $24 million in 2025 as compared to 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ net sales in 2024 increased 13%, or $220.6 million, compared to 2023 primarily due to the effects of a 20% increase in sales volumes resulting from improved overall demand across all major markets (which increased net sales by approximately $333 million) partially offset by a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $83 million). Changes in product mix negatively contributed to net sales, primarily due to changes in product sales mix in export markets in 2024 as compared to 2023. Additionally, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $5 million in 2024 as compared to 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Incremental sales volumes resulting from the LPC acquisition did not significantly impact comparisons to the prior year.

Kronos’ sales volumes increased 2% as compared to 2024 primarily due to market share gains in its European, North American and Latin American markets related to its 2024 acquisition of LPC. Kronos’ sales volumes were 7%

higher in the fourth quarter of 2025 as compared to the fourth quarter of 2024 primarily due to incremental market share increases in the European market as a result of competitor plant closures in Europe.

Cost of sales and gross margin – Kronos’ cost of sales increased $118.6 million, or 8%, in 2025 compared to 2024 due to the net effects of approximately $111 million in unabsorbed fixed production costs (including $54 million in the fourth quarter) recognized as a result of reduced operating rates at its production facilities, lower production costs of approximately $14 million (primarily raw materials) and favorable currency fluctuations (primarily the euro). Kronos’ unabsorbed fixed production costs in 2024 were $12 million. Kronos’ cost of sales in 2025 includes a charge in the fourth quarter of 2025 of approximately $4 million related to workforce reductions noted above. Kronos’ cost of sales in 2024 include a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges related to the closure of its sulfate process line in Canada.

Kronos’ cost of sales as a percentage of net sales increased to 89% in 2025 compared to 81% in 2024 primarily due to the unfavorable fixed cost absorption and currency fluctuations, as discussed above.

Kronos’ gross margin as a percentage of net sales decreased to 11% in 2025 compared to 19% in 2024. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to lower average TiO2 selling prices and lower production volumes resulting in unfavorable fixed cost absorption.

Kronos’ cost of sales increased $26.2 million, or 2%, in 2024 compared to 2023 due to the net effects of a 20% increase in sales volumes, a 33% increase in production rates resulting in reduced unabsorbed fixed production costs, and lower production costs of approximately $115 million (primarily energy and raw materials). Kronos’ unabsorbed fixed production costs in 2024 were $12 million (incurred in the first quarter) compared to $96 million in 2023 related to curtailments that began in 2022 and continued into the first quarter of 2024, as discussed above. Kronos’ cost of sales in 2024 include a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges related to the closure of its sulfate process line in Canada. Sales and production volumes resulting from the LPC acquisition did not materially impact comparisons to the prior year.

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

Other operating income and expense, net – Kronos’ selling, general and administrative expense increased $19.6 million, or 9%, in 2025 compared to 2024 primarily due to an increase in warehousing costs related to carrying higher overall levels of finished goods inventory volumes in 2025 compared to 2024 as well as incremental warehousing costs incurred during the first quarter of 2025 to position inventory produced in Canada into the U.S. in response to anticipated U.S federal government tariff announcements. Kronos’ selling, general and administrative expense in 2025 includes approximately $6 million related to workforce reductions recognized in the fourth quarter as noted above. Kronos’ selling, general and administrative expense in 2024 includes $2.2 million of transaction costs incurred in connection with the LPC acquisition. Selling, general and administrative expense as a percentage of net sales increased 1% in 2025 as compared to 2024 as a result of the factors described above.

Kronos’ selling, general and administrative expenses increased $14.4 million, or 7%, in 2024 compared to 2023. This increase was primarily due to higher distribution costs related to higher overall sales volumes compared to 2023. Kronos’ selling, general and administrative expense in 2024 also includes $2.2 million of transaction costs incurred in connection with the LPC acquisition. Selling, general and administrative expense also decreased due to lower costs related to workforce reductions in 2024 compared to 2023.

Income (loss) from operations – Kronos had loss from operations of $36.5 million in 2025 compared to income from operations of $122.9 million in 2024 as a result of the factors impacting gross margin discussed above. Kronos estimates that changes in currency exchange rates decreased its segment loss by approximately $8 million in 2025 as compared to 2024, as discussed in the effects of currency exchange rates section below.

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

Other non-operating income (expense) – Kronos’ interest expense in 2025 increased $10.1 million compared to 2024 primarily due to higher average debt balances and higher average interest rates. Kronos recognized a loss of $1.6 million on the change in value of its marketable equity securities in 2025 compared to a gain of $1.2 million in 2024. In 2025, Kronos recognized a non-cash gain of $4.6 million due to the remeasurement of its earn-out liability. In 2024, Kronos recognized a gain on the remeasurement of its investment in LPC of $64.5 million as a result of the acquisition. Kronos’ other components of net periodic pension and OPEB cost in 2025 increased $10.5 million compared to 2024 primarily due to a $9 million settlement loss incurred in the fourth quarter of 2025 related to the termination of its U.S. pension plan.

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

Income tax expense (benefit) – Kronos recognized income tax expense of $13.5 million in 2025 compared to income tax expense of $63.4 million in 2024. The difference is primarily due to lower earnings in 2025 and the jurisdictional mix of such earnings, partially offset by the following:

●	a non-cash deferred income tax expense of $19.3 million in the third quarter of 2025 to reduce its net German deferred tax asset as a result of the reduction of the German corporate tax rate,
●	a non-cash deferred income tax expense of $9.2 million in 2025 ($5.7 million in 2024) related to the valuation allowance recorded against the portion of its U.S. federal carryforwards of the nondeductible portion of its interest expense,
●	a non-cash deferred income tax expense of $8.5 million in 2025 with respect to the valuation allowance recorded against its German corporate and trade tax carryforwards of the nondeductible portion of its German interest expense,
●	a non-cash deferred income tax expense of $8.6 million in 2025 ($8.2 million in 2024) related to the recognition of a deferred income tax asset valuation allowance related to its Belgian net deferred tax assets, and
●	a non-cash deferred income tax expense of $16.5 million recognized in the fourth quarter of 2024 related to the pretransition gain computed on currency translation related to the operations, assets and liabilities of its non-U.S. qualified business units.

Kronos recognized income tax expense of $63.4 million in 2024 compared to an income tax benefit of $23.8 million in 2023. The difference is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. Kronos’ earnings are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance, or the effect of any increase or decrease in its deferred income tax asset valuation allowance or tax rate changes, to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Kronos’ income tax expense in 2024 includes a non-cash deferred income tax expense of $8.2 million, recognized in the fourth quarter, related to the recognition of a deferred income tax asset valuation allowance related to its Belgian net deferred tax assets. Kronos continues to believe it will ultimately realize the full benefit of its Belgian NOL carryforwards, in part because of their indefinite carryforward period. However, Kronos’ ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period. Until such time as Kronos is able to reverse the valuation allowance in full, to the extent it generates additional losses in Belgium in the intervening periods, its effective income tax rate will be negatively impacted because any further losses will effectively be recognized without the net income tax benefit.

Effects of currency exchange rates

Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of its sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos’ sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently its non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all Kronos’ production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency (ii) changes in currency exchange rates during time periods when its non-U.S. operations are holding non-local currency (primarily U.S. dollars) and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time. Kronos periodically uses currency forward contracts to manage a portion of its currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts it holds from time to time serves in part to mitigate the currency transaction gains or losses Kronos would recognize from the first two items described above.

Kronos fluctuations in currency exchange rates had the following effects on its sales and income from operations for the periods indicated.

Impact of changes in currency exchange rates - 2025 vs 2024
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$—	$—	$—	$24	$24
Income (loss) from operations	2	5	3	5	8

The $24 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the weakening of the U.S. dollar relative to the Norwegian krone in 2025 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $8 million decrease in Kronos’ loss from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $3 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations. In order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025 Kronos entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025, resulting in an overall transaction gain of $2.8 million, and
●	Approximately $5 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2025 as compared to 2024. Additionally, the effect of the weakening of the U.S. dollar relative to the Norwegian krone caused net translation losses as local currency-denominated costs were translated into more U.S. dollars in 2025 as compared to 2024, combined with the effect of the weakening of the U.S. dollar relative to the euro caused further net translation losses as the positive effects of the weaker U.S. dollar on euro-denominated sales was more than offset by the unfavorable effects on euro-denominated operating costs being translated into more U.S. dollars in 2025 as compared to 2024.

Impact of changes in currency exchange rates - 2024 vs 2023
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023
			(In millions)
Impact on:
Net sales	$—	$—	$—	$5	$5
Income from operations	1	2	1	9	10

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

Outlook

Overall customer demand remained weaker than expected throughout 2025, driven by ongoing economic uncertainty related to tariffs and global trade tensions, as well as persistently high interest rates and elevated home prices which are impacting housing mobility. Customers were reluctant to build inventories, resulting in shorter order lead times and greater demand forecasting challenges. In the fourth quarter of 2025, Kronos further reduced operating rates to align production with demand and to reduce its inventory levels to support cash generation. In 2025, the TiO2 industry experienced significant capacity reductions including curtailments and previously announced plant closures by multiple producers, primarily in China and Europe. In combination with ongoing tariff and anti-dumping measures, these factors created targeted opportunities for improved sales volumes and mix in select markets, most notably in Europe during the fourth quarter of 2025.

Entering 2026, Kronos expects demand improvement from 2025 levels, supported by low customer inventories and seasonal restocking, particularly in North America. The pace and sustainability of recovery remain uncertain and will be influenced by macroeconomic factors, including interest rates, inflation, and consumer confidence. Demand in Europe continues to lag historical levels; however, Kronos expects European volumes to increase from 2025 levels, supported by industry capacity reductions, including the Venator bankruptcy and associated plant closures. To improve operating margins, Kronos will need to realize price increases and execute on its operating cost structural realignment.

Kronos remains focused on permanently realigning its operating costs, improving capital efficiency, and preserving liquidity. Following the workforce reductions implemented in late 2025, Kronos is pursuing additional cost savings through restructuring supplier agreements, improving asset utilization and enhancing processes to support a leaner organization capable of operating efficiently during extended periods of lower production rates.

Liquidity and capital resources remain sufficient to support Kronos’ operations and planned investments. In 2025, Kronos increased the maximum availability under its revolving credit facility from $300 million to $350 million and refinanced its €75 million 3.75% Senior Secured Notes due September 2025 with €75 million of additional 9.50% Senior Secured Notes due 2029 (effective rate 7.8% at issuance), resulting in no near-term debt maturities. Kronos expects cash on hand to improve over the next several quarters, and it will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. Kronos believes its revolver availability, combined with having no near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation requirements.

Kronos is pursuing targeted market share opportunities in regions where competitors have announced permanent or temporary shutdowns or curtailments and in markets where tariffs or duties have reduced the impact of low-cost imports. Overall, while Kronos expects operating results in 2026 to improve relative to 2025, its results will remain sensitive to demand variability, pricing competition, and the successful execution of its cost, capital and liquidity initiatives.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. Kronos’ operations are affected by global and regional economic, political and regulatory factors, and it has experienced global market disruptions. Future impacts on Kronos’ operations will depend on, among other things, future energy costs, the effect newly enacted tariffs in jurisdictions where it or its customers and suppliers operate, its success in implementing mitigation strategies, and the impact economic conditions, consumer confidence, and geopolitical events on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Operations outside the United States

As discussed above, Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of Kronos’ assets and liabilities related to its non-U.S. operations, and therefore its consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2025, Kronos had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

Critical accounting policies and estimates

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financials statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. On an ongoing basis we evaluate our estimates, including those related to the recoverability of long-lived assets, goodwill, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

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

Obligations for environmental remediation costs are difficult to assess and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2026, our corporate expenses would be higher than we currently estimate. In addition, we adjust our environmental remediation and related costs accruals (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental costs. See Note 17 to our Consolidated Financial Statements.

●	Long-lived assets – The net book value of our property and equipment totaled $23.7 million at December 31, 2025, all of which relates to CompX. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset.

Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2025 because no such impairment indicators were present.

●	Goodwill – Our net goodwill totaled $27.2 million at December 31, 2025, all related to CompX’s Security Products reporting unit. Goodwill is required to be tested annually or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. CompX performs its annual goodwill impairment test in the third quarter of each year or at other times whenever an event occurs or circumstances change that would more-likely-than-not reduce the

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

In 2025, CompX used the qualitative assessment for its annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as it concluded it is more-likely-than-not the fair value of the Security Products reporting unit exceeded its carrying amount. See Notes 1 and 7 to our Consolidated Financial Statements.

●	Defined benefit pension plans – We maintain a defined benefit pension plan in the U.S. As a result of the spin-off of Kronos in 2003, Kronos participates in our pension plan. Using participant data, we account for our portion of the combined pension plan as if it were a separate pension plan from the portion in which Kronos participates. As a result of the LPC acquisition in July 2024 (see Note 6 to our Consolidated Financial Statements), Kronos acquired the LPC defined benefit pension plan, which was overfunded on the Acquisition Date. Effective December 31, 2024, the LPC defined benefit pension plan was merged into our combined U.S. pension plan. Because we account for our portion of the combined pension plan separately, the plan merger did not impact our Consolidated Financial Statements.

In accordance with applicable U.S. pension regulations, effective June 30, 2025, we began the process of terminating the U.S. pension plan, which includes the purchase of annuity contracts from third-party insurance companies for the purpose of paying benefits to plan participants. The annuity contracts were purchased on December 16, 2025 from “A” rated third-party insurance companies in settlement of all remaining obligations to the pension plan participants. The annuity purchase was funded with existing plan assets. In connection with the settlement, we recognized a non-cash settlement loss on the pension plan termination and buy-out of approximately $19.7 million in our Consolidated Statements of Operations for the year ended December 31, 2025. This charge represents the previously unrecognized actuarial losses and prior service costs that were accumulated in other comprehensive loss. See Note 11 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan expense of $6.5 million in 2023, including the loss on the termination of the U.K. pension plan of $4.9 million discussed above, $1.4 million in 2024 and $20.9 million in 2025, including the loss on the termination of the U.S. pension plan of $19.7 million discussed above. The funding requirements for these defined benefit pension plans are generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense recognized under GAAP for financial reporting purposes. In 2023, we made a net contribution of $.2 million to our plans (a contribution of approximately $1.1 million to our U.S. plan and a refund of approximately $.9 million as a result of the termination of the U.K. plan). In 2024, we made a contribution of $1.0 to our U.S. plan. We were not required, and therefore did not make, any contributions to our U.S. plan in 2025 but as a result of the allocated asset shortfall we will be required to fund an additional approximately $2 million into the U.S. pension plan asset trust during 2026 to fulfill our final funding obligation.

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

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, we receive third-party advice about appropriate discount rates, and these advisors may in some cases use their own market indices. Prior to the settlement of our pension plans, we adjusted these discount rates as of each December 31 valuation date to reflect then-current interest rates on such long-term bonds. We used these discount rates to determine the actuarial present value of the pension obligations as of December 31 of that year. We also used these discount rates to determine the interest component of defined benefit pension expense for the following year.

Prior to the U.S. pension plan settlement, we used the following discount rates for our defined benefit pension plans:

Discount rates used for:
	Obligations at	Obligations at
	December 31,	December 31,
	2023 and	2024 and
	expense in 2024	expense in 2025
United States (through date of plan termination)	5.0%	5.5%

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

We used different long-term rates of return on plan asset assumptions for our previously maintained U.S. and U.K. defined benefit pension plan expense because the respective plan assets were invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we considered the long-term asset mix (e.g., equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we received third-party advice about appropriate long-term rates of return. See Note 11 to our Consolidated Financial Statements.

Our assumed long-term rates of return on plan assets for 2023, 2024 and 2025 were as follows:

	2023	2024	2025
United States	5.0%	5.0%	5.0%
United Kingdom (through date of plan termination)	4.3%	N/A	N/A

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations. Changes in working capital are primarily related to changes in receivables and inventories (as discussed below) and payables and accrued liabilities. Net cash used in operating activities was $36.4 million in 2025 compared to cash provided of $25.6 million in 2024. The $62.0 million decrease in cash flows from operating activities includes the net effects of:

●	higher cash paid for environmental remediation and related costs in 2025 of $56.7 million primarily due to the payment of a settlement for an environmental remediation site (see Note 17 to our Consolidated Financial Statements);
●	lower dividends received from Kronos in 2025 of $9.9 million;
●	lower net cash used for relative changes in receivables, inventories, prepaid expenses, payables and accrued liabilities in 2025 of $9.6 million;
●	higher segment profit from CompX in 2025 of $5.6 million; and
●	a $3.2 million decrease in interest received in 2025 due to lower interest rates and decreased cash balances.

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

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net cash provided by (used in) operating activities:
CompX	$25.8	$22.9	$22.9
NL Parent and wholly-owned subsidiaries	21.9	37.1	(35.6)
Eliminations	(10.7)	(34.4)	(23.7)
Total	$37.0	$25.6	$(36.4)

Relative changes in working capital can have a significant effect on cash flows from operating activities and is primarily impacted by the timing of sales and collections in the last month of the year. As shown below, our total average days sales outstanding at December 31, 2025 was comparable to December 31, 2024. As shown below, our average number of days in inventory increased from December 31, 2024 to December 31, 2025 primarily due to an increased inventory at each of CompX’s Security Products and Marine Components reporting units as a result of higher raw material and production costs and to meet expected customer demand. For comparative purposes, we have provided 2023 numbers below.

	2023	2024	2025
Days sales outstanding	36 days	33 days	33 days
Days in inventory	95 days	94 days	108 days

Investing activities

Capital expenditures in 2025, all of which relate to CompX, were focused primarily on improving manufacturing facilities and investing in manufacturing equipment, including utilizing new technologies and increased automation. These investments were made to improve productivity and operational efficiency, support expected customer demand and ensure the ongoing maintenance and reliability of CompX’s facilities and technology infrastructure. Capital expenditures were $1.1 million in 2023, $1.4 million in 2024 and $3.7 million in 2025. In 2023 and 2024, CompX limited investments primarily to those expenditures required to support its existing demand and to properly maintain its facilities and technology infrastructure.

Investing activities also include net collections of $2.6 million ($27.9 million of gross borrowings and $30.5 million of gross repayments) in 2023, net collections of $1.3 million ($25.0 million of gross borrowings and $26.3 million of gross repayments) in 2024 and net collections of $1.3 million ($15.7 million of gross borrowings and $17.0 million of gross repayments) in 2025 under a promissory note receivable from an affiliate. See Note 16 to our Consolidated Financial Statements.

During 2023, we purchased U.S. treasury marketable securities totaling $61.4 million, and received gross proceeds totaling $82.0 million related to U.S. treasury bill maturities. During 2024, we received gross proceeds of $54.0 million related to U.S. treasury bill maturities.

During 2024, we had proceeds from the sale of land not used in our operations of $5.0 million.

Financing activities

Quarterly dividends paid totaled $13.7 million ($.28 per share, or $.07 per share per quarter) in 2023, $15.6 million ($.32 per share, or $.08 per share per quarter) in 2024 and $17.6 million ($.36 per share, or $.09 per share per quarter) in 2025. In addition, our board of directors declared special dividends which totaled $21.0 million ($.43 per share) paid in August 2024 and $10.3 million ($.21 per share) in August 2025. In February 2026 our board of directors declared a first quarter 2026 dividend of $.10 per share, to be paid on March 26, 2026 to NL stockholders of record as of March 10, 2026. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities include CompX dividends paid to its stockholders other than us aggregating, $1.6 million in 2023, $5.0 million in 2024 ($3.1 million of which relates to a special dividend) and $3.4 million in 2025 ($1.6 million of which relates to a special dividend).

Outstanding debt obligations

At December 31, 2025, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at December 31, 2025. See Note 10 to our Consolidated Financial Statements.

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

At December 31, 2025, we had aggregate restricted and unrestricted cash and cash equivalents of $114.1 million, substantially all of which was held in the U.S. A detail (in millions) by entity is presented in the table below.

Amount
(In millions)
CompX	$54.1
NL Parent and wholly-owned subsidiaries	60.0
Total	$114.1

In addition, at December 31, 2025 we owned 1.2 million shares of Valhi common stock with an aggregate market value of $14.4 million. See Note 5 to our Consolidated Financial Statements. We also owned 35.2 million shares of Kronos common stock at December 31, 2025 with an aggregate market value of $155.7 million. See Note 6 to our Consolidated Financial Statements.

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

Based upon our expectations of operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending

December 31, 2026). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At December 31, 2025, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing under the facility. See Note 10 to our Consolidated Financial Statements.

Capital expenditures

Capital expenditures for 2026 are estimated at approximately $4.3 million, substantially all of which relate to CompX. CompX’s 2026 capital investments are primarily to support its expected customer demand and maintain and improve its facilities and technology infrastructure.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2026, based on the number of shares of common stock of these affiliates we own as of December 31, 2025 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	December 31, 2025	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.05	$7.0
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$20.3

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

As more fully described in the Notes to our Consolidated Financial Statements, we are party to various debt, leases and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Note 10 to our Consolidated Financial Statements. See Notes 1 and 14 to our Consolidated Financial Statements for a

description of certain income tax contingencies. Additionally, CompX has purchase obligations of $13.9 million ($13.4 million payable in 2026 and $.5 million payable in 2027/2028) which consists of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2025. The timing and amount for purchase obligations is based on the contractual payment amount and the contractual payment date for those commitments.

Recent accounting pronouncements

See Note 19 to our Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General – We are exposed to market risk from changes in currency exchange rates, interest rates, raw materials and equity security prices.

Interest rates – We are exposed to market risk from changes in interest rates, primarily related to our indebtedness and CompX’s note receivable from affiliate. We have an outstanding principal amount of indebtedness of $.5 million at December 31, 2025 bearing interest at prime plus 1.875% (8.6% at December 31, 2025) with a maturity date of December 31, 2030. The carrying value of such outstanding indebtedness approximates its fair value.

The outstanding principal amount of the note receivable from affiliate of $8.0 million at December 31, 2025 bears interest at prime plus 1.0% (7.8% at December 31, 2025). We received interest income of $.9 million from the note during 2025.

Marketable equity security prices – We are exposed to market risk due to changes in prices of the marketable equity securities which we own. The fair value of our equity securities at December 31, 2024 and 2025 was $28.0 million and $14.4 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $2.8 million and $1.4 million at December 31, 2024 and 2025, respectively.

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

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (NYSE), certifying our compliance with the corporate governance listing standards of the NYSE. During 2025, our chief executive officer filed such annual certification with the NYSE. The 2025 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2025 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2026 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2026 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2026 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2026 proxy statement. See also Note 16 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to our 2026 proxy statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)Financial Statements

The Registrant

The Consolidated Financial Statements of the Registrant listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The Consolidated Financial Statements of Kronos (31%-owned at December 31, 2025) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1. The Registrant is not required to provide any other Consolidated Financial Statements pursuant to Rule 3-09 of Regulation S-X.

(b)Exhibits

We have included as exhibits the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2025 will be furnished to the Commission upon request.

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

4.1	Description of the Registrant’s Capital Stock – incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

10.14

Unsecured Revolving Demand Promissory Note dated December 31, 2025 in the principal amount of $25.0 million executed by Valhi, Inc. and payable to the order of CompX International Inc. – incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of CompX International Inc. for the year ended December 31, 2025.

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

10.19.1

First Supplemental Indenture dated as of July 30, 2024, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed on July 30, 2024.

10.19.2

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

10.19.3

Third Supplement Indenture dated as of September 15, 2025, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to Kronos Worldwide Inc.’s Current Report on Form 8-K filed on September 15, 2025.

10.20

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kronos Worldwide, Inc. dated September 13, 2017 and filed on September 13, 2017.

10.20.1

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

10.20.2

Additional Notes Priority Joinder Agreement dated July 30, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent. – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 30, 2024.

Item No.	Exhibit Index
10.20.3

Pledge Amendment dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, executed by Kronos Louisiana, Inc. and Kronos LPC, LLC regarding additional pledged securities – incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended September 30, 2024.

10.20.4

Additional Notes Priority Joinder Agreement dated September 15, 2025, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed on September 15, 2025.

10.21

Credit Agreement dated as of April 20, 2021 by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.21.1

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

10.21.2

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

10.21.3

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

10.21.4

Fourth Amendment to Credit Agreement dated July 17, 2025 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.1 to Kronos Worldwide Inc.’s Current Report on Form 8-K filed on July 17, 2025.

10.21.5

Fifth Amendment to Credit Agreement dated December 2, 2025 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.11.5 to Kronos Worldwide Inc.’s Annual Report on Form 10K for the year ended December 31, 2025 filed on March 9, 2026.

10.22

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
10.22.1

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

10.22.2

Joinder No. 1 dated as of August 7, 2024, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Guaranty and Security Agreement dated as of April 20, 2021, as amended  – incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended September 30, 2024.

10.23

Unsecured Subordinated Term Promissory Note dated February 12, 2024 in the principal amount of $53,705,000 executed by Kronos Worldwide, Inc. and the guarantors named therein and payable to the order of Contran Corporation – incorporated by reference to Exhibit 4.5 to Kronos Worldwide Inc.’s Current Report on Form 8-K filed on February 12, 2024.

10.23.1

First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024, executed by Kronos Worldwide, Inc. and Contran Corporation as of August 7, 2024 – incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.24

Purchase and Sale Agreement dated July 16, 2024 by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd. and Venator Materials PLC – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 17, 2024.

10.24.1

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

10.25

Consent Decree effective February 10, 2025, among NL Industries, Inc., the United States of America (on behalf of several agencies – incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 6, 2025) and certain other plaintiff parties and defendant parties, relating to the Raritan Bay Slag Superfund Site.

19.1	NL Industries, Inc. Insider Trading Policy – incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 6, 2025.
21.1 **	Subsidiaries of the Registrant
23.1 **	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.
23.2 **	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.
31.1 **	Certification
31.2 **	Certification
32.1 **	Certification
97*	Policy for the Recovery of Erroneously Awarded Compensation – incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item No.	Exhibit Index
99.1	Consolidated Financial Statements of Kronos Worldwide, Inc. – incorporated by reference to Kronos’ Annual Report on Form 10-K for the year ended December 31, 2025.
101.INS**	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
**	Filed herewith

(P)Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc.
(Registrant)

By:	/s/Courtney J. Riley
Courtney J. Riley, March 9, 2026
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ John E. Harper
Loretta J. Feehan, March 9, 2026	John E. Harper, March 9, 2026
(Chair of the Board (non-executive))	(Director)

/s/ Michael S. Simmons	/s/ Meredith W. Mendes
Michael S. Simmons, March 9, 2026	Meredith W. Mendes, March 9, 2026
(Vice Chairman and Director)	(Director)

/s/ Amy Allbach Samford	/s/ Kevin B. Kramer
Amy Allbach Samford, March 9, 2026	Kevin B. Kramer, March 9, 2026
(Executive Vice President and Chief Financial Officer, Principal Financial Officer)	(Director)

/s/ Amy E. Ruf	/s/ Cecil H. Moore, Jr.
Amy E. Ruf, March 9, 2026	Cecil H. Moore, Jr., March 9, 2026
(Vice President and Controller, Principal Accounting Officer)	(Director)

/s/ R. Gerald Turner
R. Gerald Turner, March 9, 2026
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NL Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NL Industries, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s net sales were $158.3 million for the year ended December 31, 2025. The Company’s sales involve single performance obligations to ship products pursuant to customer purchase orders. The Company records revenue when performance obligations are satisfied by transferring control of products to its customers, which generally occurs at point of shipment or upon delivery. Revenue is recorded in an amount that reflects the net consideration the Company expects to receive in exchange for its products.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and cash receipts.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 9, 2026

We have served as the Company’s auditor since 1924.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$163,154	$110,615
Restricted cash and cash equivalents	20,545	3,123
Accounts and other receivables, net	23,739	13,801
Inventories, net	28,366	30,410
Prepaid expenses and other	2,154	1,954

Total current assets	237,958	159,903

Other assets:
Restricted cash and cash equivalents	491	315
Note receivable from affiliate	9,300	8,000
Marketable securities	28,015	14,433
Investment in Kronos Worldwide, Inc.	250,278	230,088
Goodwill	27,156	27,156
Other assets, net	1,034	616

Total other assets	316,274	280,608

Property and equipment:
Land	5,390	5,390
Buildings	23,262	23,634
Equipment	75,605	78,021
Construction in progress	589	477
	104,846	107,522
Less accumulated depreciation	80,820	83,813

Net property and equipment	24,026	23,709

Total assets	$578,258	$464,220

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 31,
	2024	2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,758	$2,697
Accrued litigation settlement	16,431	—
Accrued and other current liabilities	12,032	15,021
Accrued environmental remediation and related costs	58,135	2,071
Payables to affiliates	706	791

Total current liabilities	91,062	20,580

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	11,143	10,969
Deferred income taxes	53,391	54,103
Other	6,259	1,277

Total noncurrent liabilities	71,293	66,849

Equity:
NL stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Common stock; $.125 par value; 150,000 shares authorized; 48,848 and 48,863 shares issued and outstanding	6,105	6,107
Additional paid-in capital	299,099	299,349
Retained earnings	315,056	249,380
Accumulated other comprehensive loss	(223,356)	(196,067)

Total NL stockholders' equity	396,904	358,769

Noncontrolling interest in subsidiary	18,999	18,022

Total equity	415,903	376,791

Total liabilities and equity	$578,258	$464,220

Commitments and contingencies (Notes 14 and 17)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2023	2024	2025

Net sales	$161,287	$145,941	$158,285
Cost of sales	112,068	104,578	110,106

Gross margin	49,219	41,363	48,179

Selling, general and administrative expense	23,784	24,340	25,575
Other operating income (expense):
Insurance recoveries	464	1,369	—
Corporate income (expense), net	(11,770)	19,484	(11,929)

Income from operations	14,129	37,876	10,675

Equity in earnings (losses) of Kronos Worldwide, Inc.	(15,003)	26,381	(33,940)

Other income (expense):
Interest and dividend income	9,636	10,980	7,000
Marketable equity securities	(8,156)	9,821	(13,582)
Settlement loss on pension plan termination and buy-out	(4,911)	—	(19,670)
Other components of net periodic pension and OPEB cost	(1,368)	(1,210)	(1,140)
Interest expense	(746)	(530)	(767)

Income (loss) before income taxes	(6,419)	83,318	(51,424)

Income tax expense (benefit)	(7,001)	14,057	(16,053)

Net income (loss)	582	69,261	(35,371)
Noncontrolling interest in net income of subsidiary	2,890	2,033	2,455

Net income (loss) attributable to NL stockholders	$(2,308)	$67,228	$(37,826)

Amounts attributable to NL stockholders:
Basic and diluted net income (loss) per share	$(.05)	$1.38	$(.77)

Weighted average shares used in the calculation of net income (loss) per share	48,827	48,842	48,857

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2023	2024	2025
Net income (loss)	$582	$69,261	$(35,371)

Other comprehensive income (loss), net of tax:
Currency translation	1,072	(8,304)	7,911
Defined benefit pension plans	2,484	4,707	19,307
Marketable debt securities	53	15	—
Other postretirement benefit plans	(221)	(153)	71

Total other comprehensive income (loss), net	3,388	(3,735)	27,289

Comprehensive income (loss)	3,970	65,526	(8,082)
Comprehensive income attributable to noncontrolling interest	2,908	2,033	2,455

Comprehensive income (loss) attributable to NL stockholders	$1,062	$63,493	$(10,537)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2023, 2024 and 2025

(In thousands)

				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2022	$6,101	$298,598	$300,442	$(222,991)	$20,597	$402,747

Net income (loss)	—	—	(2,308)	—	2,890	582
Other comprehensive income, net of tax	—	—	—	3,370	18	3,388
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.28 per share	—	—	(13,672)	—	—	(13,672)
Dividends paid to noncontrolling interest	—	—	—	—	(1,555)	(1,555)
Other, net	—	172	—	—	—	172

Balance at December 31, 2023	6,103	298,868	284,462	(219,621)	21,950	391,762

Net income	—	—	67,228	—	2,033	69,261
Other comprehensive loss, net of tax	—	—	—	(3,735)	—	(3,735)
Issuance of NL common stock	2	98	—	—	—	100
Dividends paid - $.75 per share	—	—	(36,634)	—	—	(36,634)
Dividends paid to noncontrolling interest	—	—	—	—	(5,000)	(5,000)
Other, net	—	133	—	—	16	149

Balance at December 31, 2024	6,105	299,099	315,056	(223,356)	18,999	415,903

Net income (loss)	—	—	(37,826)	—	2,455	(35,371)
Other comprehensive income, net of tax	—	—	—	27,289	—	27,289
Issuance of NL common stock	2	118	—	—	—	120
Dividends paid - $.57 per share	—	—	(27,850)	—	—	(27,850)
Dividends paid to noncontrolling interest	—	—	—	—	(3,447)	(3,447)
Other, net	—	132	—	—	15	147

Balance at December 31, 2025	$6,107	$299,349	$249,380	$(196,067)	$18,022	$376,791

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2023	2024	2025

Cash flows from operating activities:
Net income (loss)	$582	$69,261	$(35,371)
Depreciation and amortization	3,973	3,691	3,652
Deferred income taxes	(7,308)	13,718	(16,221)
Equity in (earnings) losses of Kronos Worldwide, Inc.	15,003	(26,381)	33,940
Dividends received from Kronos Worldwide, Inc.	26,766	16,905	7,044
Marketable equity securities (gain) loss	8,156	(9,821)	13,582
Settlement loss on pension plan termination and buy-out	4,911	—	19,670
Benefit plan expense greater than cash funding	461	397	31
Noncash interest income	(3,591)	(817)	—
Noncash interest expense	695	479	236
Other, net	247	217	374
Change in assets and liabilities:
Accounts and other receivables, net	754	(6,679)	9,921
Inventories, net	333	2,126	(2,334)
Prepaid expenses and other	42	82	188
Accounts payable and accrued liabilities	(12,624)	(13,256)	(15,940)
Accounts with affiliates	578	700	88
Accrued environmental remediation and related costs	(1,252)	(21,828)	(56,238)
Other noncurrent assets and liabilities, net	(723)	(3,220)	975

Net cash provided by (used in) operating activities	37,003	25,574	(36,403)

Cash flows from investing activities:
Capital expenditures	(1,130)	(1,432)	(3,747)
Marketable securities:
Purchases	(61,366)	—	—
Proceeds from maturities	82,000	54,000	—
Note receivable from affiliate:
Collections	30,500	26,300	17,000
Loans	(27,900)	(25,000)	(15,700)
Proceeds from land sale	—	5,000	—
Other, net	—	—	10

Net cash provided by (used in) investing activities	22,104	58,868	(2,437)

Cash flows from financing activities:
Dividends paid	(13,672)	(36,634)	(27,850)
Dividends paid to noncontrolling interests in subsidiary	(1,555)	(5,000)	(3,447)

Net cash used in financing activities	(15,227)	(41,634)	(31,297)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2023	2024	2025
Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	$43,880	$42,808	$(70,137)
Balance at beginning of year	97,502	141,382	184,190
Balance at end of year	$141,382	$184,190	$114,053

Supplemental disclosures:
Cash paid (received) for:
Interest	$50	$51	$531
Income taxes, net	(300)	127	101
Noncash investing activities -
Change in accruals for capital expenditures	23	423	(412)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 – Summary of significant accounting policies:

Nature of our business – NL Industries, Inc. (NYSE: NL) is primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE American: CIX). We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc. (NYSE:  KRO).

Organization – At December 31, 2025, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2025 Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

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

Currency translation – The financial statements of Kronos’ non-U.S. subsidiaries are translated to U.S. dollars. The functional currency of Kronos’ non-U.S. subsidiaries is generally the local currency of their country. Accordingly, Kronos translates the assets and liabilities at year-end rates of exchange, while it translates its revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders’ equity as part of accumulated other comprehensive loss, net of related deferred income taxes. Kronos recognizes currency transaction gains and losses in income which is reflected as part of our equity in earnings (losses) of Kronos.

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

We classify all of our marketable securities as available-for-sale. We recognize unrealized gains or losses on the marketable equity securities in Marketable equity securities on our Consolidated Statements of Operations. We base realized gains and losses upon the specific identification of the securities sold. See Note 5.

Accounts receivable – We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. See Note 3.

Inventories and cost of sales – We state inventories at the lower of cost or net realizable value. We record a provision for obsolete and slow-moving inventories. We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overhead costs based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors. See Note 4.

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

Employee benefit plans – Accounting and funding policies for our defined benefit pension and defined contribution retirement plans are described in Note 11. We also provide certain postretirement benefits other than pensions (“OPEB”), consisting of health care and life insurance benefits, to certain U.S. retired employees, which are not material. See Note 12.

Income taxes – We, Valhi and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”) and we and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 16. As a member of the Contran Tax Group, we are party to a tax sharing agreement with Valhi and Contran which provides that we compute our provision for income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to our tax sharing agreement, we make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We received net refunds from Valhi of $.3 million in 2023 and made net payments to Valhi of $.1 million in each of 2024 and 2025.

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

We account for the tax effects of a change in tax law as a component of the income tax provision related to continuing operations in the period of enactment, including the tax effects of any deferred income taxes originally established through a financial statement component other than continuing operations (i.e. other comprehensive income (loss). Changes in applicable income tax rates over time as a result of changes in tax law, or times in which a deferred income tax asset valuation allowance is initially recognized in one year and subsequently reversed in a later year, can give rise to “stranded” tax effects in accumulated other comprehensive income in which the net accumulated income tax expense (benefit) remaining in accumulated other comprehensive income does not correspond to the then-applicable income tax rate applied to the pre-tax amount which resides in accumulated other comprehensive income (loss). As permitted by GAAP, our accounting policy is to remove any such stranded tax effect remaining in accumulated other comprehensive income, by recognizing an offset to our provision for income taxes related to continuing operations, only at the time when there is no remaining pre-tax amount in accumulated other comprehensive income. For accumulated other comprehensive income related to currency translation, this would occur only upon the sale or complete liquidation of one of our non-U.S. subsidiaries. For defined pension benefit plans and OPEB plans, this would occur whenever one of our subsidiaries which previously sponsored a defined benefit pension or OPEB plan had terminated such a plan and had no future obligation or plan asset associated with such a plan (such as in 2023 when we terminated our U.K. pension plan and in 2025 when we terminated our U.S. pension plan).

We record a reserve for uncertain tax positions (“UTPs”) for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. The amount of the benefit associated with our UTPs that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%. We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes. We classify our reserves for UTPs in a separate current or noncurrent liability, depending on the nature of the tax position. See Note 14.

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

Selling, general and administrative expenses; advertising costs; research and development costs – Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We expense advertising costs and research and development costs as incurred. Advertising costs were approximately $.5 million in each of 2023, 2024 and 2025. Research and development costs were not significant in any year presented.

Corporate expenses – Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Note 2 – Business, segment and geographic information:

We have one operating segment. At December 31, 2025 we owned 87% of CompX. CompX manufactures and sells security products including locking mechanisms and other security products for sale to the postal, transportation, office and institutional furniture, cabinetry, tool storage, healthcare and other industries. CompX also manufactures and distributes wake enhancement systems, stainless steel exhaust systems, custom metal fabricated parts, gauges, throttle controls, trim tabs and related hardware and accessories primarily for recreational marine and other industries.

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

Differences between segment profit and the amounts included in net income are included in the table below. Asset information is not regularly provided to the CODM and therefore is not considered to be used by the CODM in making key operating decisions, allocating resources or assessing segment performance. Depreciation and amortization amounts included in the calculation of segment profit all relate to CompX and were $4.0 million in 2023 and $3.7 million in each of 2024 and 2025.

	Years ended December 31,
	2023	2024	2025

	(In thousands)
Net sales	$161,287	$145,941	$158,285

Segment profit	$25,435	$17,023	$22,604
Insurance recoveries	464	1,369	—
Corporate income (expenses), net	(11,770)	19,484	(11,929)
Equity in earnings (losses) of Kronos Worldwide, Inc.	(15,003)	26,381	(33,940)
Interest and dividend income	9,636	10,980	7,000
Marketable equity securities gain (loss)	(8,156)	9,821	(13,582)
Settlement loss on pension plan termination and buy-out	(4,911)	—	(19,670)
Other components of net periodic pension and OPEB cost	(1,368)	(1,210)	(1,140)
Interest expense	(746)	(530)	(767)
Income tax (expense) benefit	7,001	(14,057)	16,053
Net income (loss)	$582	$69,261	$(35,371)

See the Consolidated Financial Statements for other financial information regarding the Company’s operating segment.

For geographic information, the point of origin (place of manufacture) for all net sales is the U.S., the point of destination for net sales is based on the location of the customer.

	Years ended December 31,
	2023	2024	2025

	(In thousands)
Net sales - point of destination:
United States	$155,092	$141,328	$154,175
Canada	3,153	1,860	1,569
Mexico	829	774	794
Other	2,213	1,979	1,747
Total	$161,287	$145,941	$158,285

Note 3 – Accounts and other receivables, net:

	December 31,
	2024	2025

	(In thousands)
Trade receivables - CompX	$14,183	$13,836
Other receivables	9,626	35
Allowance for doubtful accounts	(70)	(70)
Total	$23,739	$13,801

Other receivables are discussed in Note 17.

Note 4 – Inventories, net:

	December 31,
	2024	2025

	(In thousands)
Raw materials	$5,652	$5,620
Work in process	17,638	19,907
Finished products	5,076	4,883
Total	$28,366	$30,410

Note 5 – Marketable securities:

Our noncurrent marketable securities consist of investments in the publicly-traded shares of our immediate parent company Valhi, Inc. Our shares of Valhi common stock are accounted for as available-for-sale securities, which are carried at fair value using quoted market prices in active markets and represent a Level 1 input within the fair value hierarchy.

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	gain (loss)

		(In thousands)
December 31, 2024
Noncurrent assets
Valhi common stock	1	$28,015	$24,347	$3,668

December 31, 2025
Noncurrent assets
Valhi common stock	1	$14,433	$24,347	$(9,914)

At December 31, 2024 and 2025, we held approximately 1.2 million shares of our immediate parent company, Valhi. See Note 1. The per share quoted market price of Valhi common stock at December 31, 2024 and 2025 was $23.39 and $12.05, respectively.

The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 – Investment in Kronos Worldwide, Inc.:

At December 31, 2024 and 2025, we owned approximately 35.2 million shares of Kronos common stock. The per share quoted market price of Kronos common stock at December 31, 2024 and 2025 was $9.75 and $4.42 per share, respectively, or an aggregate market value of $343.4 million and $155.7 million, respectively. The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Years ended December 31,
	2023	2024	2025

	(In millions)
Balance at the beginning of the period	$292.2	$247.6	$250.3
Equity in earnings (losses) of Kronos	(15.0)	26.4	(33.9)
Dividends received from Kronos	(26.8)	(16.9)	(7.0)
Equity in Kronos' other comprehensive income (loss):
Currency translation	1.1	(10.5)	10.0
Defined benefit pension plans	(3.9)	3.7	10.6
Other postretirement benefit plans	(.1)	—	.1
Other	.1	—	—
Balance at the end of the period	$247.6	$250.3	$230.1

Selected financial information of Kronos is summarized below:

	December 31,
	2024	2025

	(In millions)
Current assets	$1,105.3	$994.5
Property and equipment, net	694.1	724.3
Other noncurrent assets	114.1	98.0
Total assets	$1,913.5	$1,816.8

Current liabilities	$476.6	$368.8
Long-term debt	429.1	557.4
Accrued pension costs	117.5	80.9
Other noncurrent liabilities	73.3	58.6
Stockholders’ equity	817.0	751.1
Total liabilities and stockholders’ equity	$1,913.5	$1,816.8

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net sales	$1,666.5	$1,887.1	$1,859.4
Cost of sales	1,501.6	1,527.8	1,646.4
Income (loss) from operations	(56.0)	122.9	(36.5)
Income tax expense (benefit)	(23.8)	63.4	13.5
Net income (loss)	(49.1)	86.2	(110.9)

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Kronos acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment and an additional earn-out payment of up to $15 million. The earn-out liability associated with the acquisition is remeasured at fair value at each reporting date. The estimated fair value of the earn-out as of December 31, 2024 was $4.3 million. During the third quarter of 2025, Kronos determined that it was no longer probable that the thresholds required to trigger payment of the earn-out would be achieved. As a result, the fair value of the earn-out liability was reduced to zero, resulting in Kronos recognizing a non-cash gain of $4.6 million. Kronos also recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024, representing the difference between the $178.2 million estimated fair value of its existing ownership interest in LPC at the Acquisition Date and its aggregate $113.7 million carrying value at the Acquisition Date.

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

In 2023, 2024 and 2025, our goodwill was tested for impairment only in the third quarter of each year in connection with our annual testing. No impairment was indicated as part of such annual review of goodwill. As permitted by GAAP, during 2023, 2024 and 2025 we used the qualitative assessment of ASC 350-20-35 for our annual impairment test. Prior to 2023, all of the goodwill related to CompX’s marine components operations (which aggregated $10.1 million) was impaired, and all of the goodwill related to our wholly-owned subsidiary EWI Re, Inc., (“EWI”) which was formerly an insurance brokerage and risk management services company (which aggregated $6.4 million), was impaired. Our gross goodwill at December 31, 2025 was $43.7 million.

Note 8 – Other assets, net:

	December 31,
	2024	2025

	(In thousands)
Pension asset	$354	$—
Other	680	616
Total	$1,034	$616

Note 9 – Accrued and other current liabilities:

	December 31,
	2024	2025

	(In thousands)
Employee benefits	$10,302	$11,569
Other	1,730	3,452
Total	$12,032	$15,021

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

Prior to 2023, NLKW and Valhi entered into a first amendment to the Valhi Credit Facility to extend the latest maturity date (and consequently the latest borrowing date) under the Valhi Credit Facility from December 31, 2023 to December 31, 2030; and NLKW and NL entered into a first amendment to the Back-to-Back Credit Facility to extend the latest maturity date (and consequently the latest borrowing date) under the Back-to-Back Credit Facility from December 31, 2023 to December 31, 2030. The related collateral arrangements remained unchanged by these amendments.

We had outstanding borrowings under the Valhi Credit Facility of $.5 million as of December 31, 2024 and 2025. The interest rate as of December 31, 2025 was 8.6% and the average interest rate for the year then ended was 9.2%. See Note 16. NLKW is in compliance with all of the covenants contained in the Valhi Credit Facility at December 31, 2025.

Note 11 – Employee benefit plans:

Defined contribution plans – We maintain various defined contribution pension plans. Company contributions are based on matching or other formulas. Defined contribution plan expense approximated $3.9 million in 2023, $3.5 million in 2024 and $4.0 million in 2025.

Defined benefit pension plans – We maintain a defined benefit pension plan in the U.S. As a result of the spin-off of Kronos in 2003, Kronos participated in our pension plan. Using participant data, we accounted for our portion of the combined pension plan as if it were a separate pension plan from the portion in which Kronos participated. The benefits under our defined benefit pension plan were based upon years of service and employee compensation. The plan was closed to new participants, and no additional benefits accrued to existing plan participants.

As a result of the LPC acquisition in July 2024 (see Note 6), Kronos acquired the LPC defined benefit pension plan, which was overfunded on the Acquisition Date. Effective December 31, 2024, the LPC defined benefit pension plan was merged into our combined U.S. pension plan. See Note 16. Because we account for our portion of the combined pension plan separately, the plan merger did not impact our Consolidated Financial Statements. The benefits under our defined benefit pension plan were based upon years of service and employee compensation. The plan was closed to new participants, and no additional benefits accrue to existing plan participants.

In accordance with applicable U.S. pension regulations, effective June 30, 2025, we began the process of terminating the pension plan, which includes the purchase of annuity contracts from third-party insurance companies for the purpose of paying benefits to plan participants. The annuity contracts were purchased on December 16, 2025, from “A” rated third-party insurance companies in settlement of all remaining obligations to the pension plan participants. The annuity purchase was funded with existing plan assets. In connection with the settlement, we recognized a non-cash settlement loss on pension plan termination and buy-out of approximately $19.7 million in the fourth quarter of 2025. This charge represents the previously unrecognized actuarial losses and prior service costs that were accumulated in other comprehensive loss.

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

The funded status of our defined benefit pension plans is presented in the table below.

	December 31,
	2024	2025

	(In thousands)
Change in projected benefit obligations ("PBO"):
Benefit obligations at beginning of the year	$29,438	$26,566
Interest cost	1,385	1,421
Plan settlement	—	(27,370)
Actuarial (gains) losses	(1,345)	2,274
Benefits paid	(2,912)	(2,770)
Benefit obligations at end of the year	26,566	121

Change in plan assets:
Fair value of plan assets at beginning of the year	27,810	26,802
Actual return on plan assets	899	1,444
Employer contributions	1,005	42
Plan settlement	—	(27,370)
Benefits paid	(2,912)	(2,770)
Other	—	1,852
Fair value of plan assets at end of year	26,802	—
Funded status	$236	$(121)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$354	$—
Accrued pension costs:
Current	(42)	(42)
Noncurrent	(76)	(79)
Total	236	(121)

Accumulated other comprehensive loss - actuarial losses, net	19,877	—
Total	$20,113	$(121)

Accumulated benefit obligations ("ABO")	$26,566	$121

The amounts shown in the table above for actuarial (gains) losses at December 31, 2024  have not been recognized as components of our periodic defined benefit pension cost as of that date. Actuarial gains (losses) are recognized as components of our periodic defined benefit cost in future years. Because we terminated our remaining U.S. pension plan, all remaining actuarial losses were recognized in the fourth quarter of 2025.

We were not required, and therefore did not make, any contributions to our U.S. plan in 2025 but as a result of the allocated asset shortfall we will be required to fund an additional approximate $2 million into the U.S. pension plan asset trust during 2026 to fulfill our final funding obligation.

The table below details the changes in other comprehensive income (loss) during 2023, 2024 and 2025.

	Years ended December 31,
	2023	2024	2025

	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss) arising during the year	$(574)	$904	$(2,099)
Pension plan settlement loss	4,911	—	20,841
Amortization of unrecognized net actuarial gain	1,391	1,330	1,135
Total	$5,728	$2,234	$19,877

The components of our net periodic defined benefit pension cost are presented in the table below. The amounts shown below for recognized actuarial losses in 2023, 2024 and 2025, net of deferred income taxes, were recognized as a component of our accumulated other comprehensive loss at December 31, 2022, 2023 and 2024, respectively, and through the pension plan settlement loss in 2025.

	Years ended December 31,
	2023	2024	2025

	(In thousands)
Net periodic pension cost:
Interest cost	$1,619	$1,385	$1,421
Expected return on plan assets	(1,452)	(1,340)	(1,269)
Settlement loss on pension plan termination and buy-out	4,911	—	19,670
Recognized actuarial losses	1,391	1,330	1,162
Total	$6,469	$1,375	$20,984

Certain information concerning our defined benefit pension plans (including information concerning certain plans for which ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2024	2025

	(In thousands)
Plans for which the ABO exceeds plan assets:
PBO	$118	$121
ABO	118	121
Fair value of plan assets	—	—

The weighted-average discount rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2024 was 5.5%. Since our plans were closed to new participants and no new additional benefits accrued to existing plan participants, assumptions regarding future compensation levels were not applicable. Consequently, the accumulated benefit obligations for our defined benefit pension plans was equal to the projected benefit obligations at December 31, 2024.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2023, 2024 and 2025 are presented in the table below. Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2023	2024	2025
Discount rate	5.1%	5.0%	5.5%
Long-term rate of return on plan assets	4.9%	5.0%	—%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

In determining the expected long-term rate of return on our U.S. and our previously maintained non-U.S. plan asset assumptions, we consider the long-term asset mix (e.g., equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. As a result of the annuity purchase in December 2025, we did not have any plan assets at December 31, 2025.

The composition of our pension plan assets by fair value level at December 31, 2024 is shown in the table below.

	Fair Value Measurements
		Quoted prices	Significant other	Significant
		in active	observable	unobservable	Assets measured
	Total	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	at NAV

	(In thousands)
December 31, 2024:
U.S.:
Equities	$4,503	$—	$—	$—	$4,503
Fixed income	21,141	—	—	—	21,141
Cash and other	1,158	290	—	48	820
Total	$26,802	$290	$—	$48	$26,464

Note 12 – Other noncurrent liabilities:

	December 31,
	2024	2025

	(In thousands)
Reserve for uncertain tax positions	$4,778	$—
OPEB	451	312
Insurance claims and expenses	685	684
Other	345	281
Total	$6,259	$1,277

Our reserve for uncertain tax positions is discussed in Note 14.

Note 13 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (as required by ASC 606).

	Years ended December 31,
	2023	2024	2025

	(In thousands)
Net sales:
Security Products	$121,182	$115,243	$120,703
Marine Components	40,105	30,698	37,582
Total	$161,287	$145,941	$158,285

Note 14 – Income taxes:

The provision for income taxes and the difference between the provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate are presented below. All of our pre-tax income relates to operations in the United States.

	Years ended December 31,
	2023		2024		2025

	(In thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(1,348)	21.0%	$17,497	21.0%	$(10,799)	21.0%
Nontaxable dividends received from Kronos	(5,621)	87.6	(3,550)	(4.3)	(1,479)	2.9
Other adjustments:
Reclass for pension termination	(118)	1.8	—	—	(3,863)	7.5
Other	86	(1.3)	110.2		88	(.2)
Income tax expense (benefit)	$(7,001)	109.1%	$14,057	16.9%	$(16,053)	31.2%

	Years ended December 31,
	2023	2024	2025

	(In thousands)
Components of income tax expense (benefit):
Current income tax expense
U.S. federal	$247	$266	$67
State	60	74	101
	307	340	168
Deferred income taxes (benefit)
U.S. federal	(7,306)	13,720	(16,217)
State	(2)	(3)	(4)
	(7,308)	13,717	(16,221)

Income tax expense (benefit)	$(7,001)	$14,057	$(16,053)

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(7,001)	$14,057	$(16,053)
Other comprehensive income (loss):
Currency translation	241	(2,207)	2,103
Defined benefit pension plans	(291)	1,251	10,022
Other	(35)	(28)	27
Comprehensive income tax expense (benefit)	$(7,086)	$13,073	$(3,901)

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings (losses) of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $26.8 million in 2023, $16.9 million in 2024 and $7.0 million in 2025. See Note 6.

The components of the net deferred tax liability at December 31, 2024 and 2025 are summarized in the following table.

	December 31,
	2024		2025
	Assets	Liabilities	Assets	Liabilities

	(In thousands)
Tax effect of temporary differences related to:
Marketable securities	$—	$(5,652)	$—	$(2,799)
Goodwill	—	(1,693)	—	(1,693)
Accrued environmental liabilities	14,406	—	2,831	—
Other accrued liabilities and deductible differences	1,981	—	2,138	—
Other taxable differences	—	(5,733)	—	(2,945)
Investment in Kronos Worldwide, Inc.	—	(56,700)	—	(52,460)
Tax loss carryforwards	—	—	825	—
Adjusted gross deferred tax assets (liabilities)	16,387	(69,778)	5,794	(59,897)
Netting of items by tax jurisdiction	(16,387)	16,387	(5,794)	5,794
Net noncurrent deferred tax liability	$—	$(53,391)	$—	$(54,103)

At December 31, 2025, we have a deferred tax asset relating to our NOL carryforwards for federal income tax purposes of $.8 million all of which have an indefinite carryforward period subject to an 80% annual usage limitation. Our deferred tax asset for such NOL carryforward is shown net of a portion of our UTPs as discussed below.

At December 31, 2023, 2024 and 2025, the gross amount of our UTPs (exclusive of the effect of interest and penalties) was $7.3 million, and this amount has not changed during the past three years. Previously, we made certain pro-rata distributions to our stockholders in the form of Kronos common stock and we recognized a taxable gain related to such distributions. Our UTPs are attributable to such prior period distribution of Kronos common stock. As discussed in Note 1, we are part of the Contran Tax Group and we have not paid this liability because Contran has not paid the liability to the applicable tax authority. This liability would be payable to the applicable tax authority only if the previously distributed shares of Kronos common stock were to be sold or otherwise disposed outside of the Contran Tax Group. At December 31, 2025, our UTP is classified as a component of our noncurrent deferred tax liability. If our UTP at December 31, 2025 was recognized, a benefit of $7.3 million would affect our effective income tax rate.

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

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. Our U.S. income tax returns prior to 2022 are generally considered closed to examination by applicable tax authorities.

Note 15- Stockholders’ equity:

Long-term incentive compensation plan – Prior to 2023, our board of directors adopted a plan that provided for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. We awarded 17,750 shares in 2023 under this plan. In February 2023, our board of directors voted to replace the existing director stock plan with a new plan that would provide for the award of stock to non-employee members of our board of directors, and up to a maximum of 200,000 shares could be awarded. The new plan was approved at our May 2023 shareholder meeting, and the prior director stock plan terminated effective June 30, 2023. We awarded 14,250 shares in 2024 and 15,000 shares in 2025 under the new plan. At December 31, 2025, 170,750 shares were available for future award under this new plan.

Long-term incentive compensation plans of subsidiaries and affiliates – CompX and Kronos each have a share-based incentive compensation plan pursuant to which an aggregate of up to 200,000 shares of their common stock can be awarded to members of their board of directors. At December 31, 2025, Kronos had 71,000 shares available for award and CompX had 115,150 shares available for award.

Dividends – Our board of directors approved and we paid quarterly dividends per share to stockholders of $.07 in 2023 aggregating $13.7 million, $.08 in 2024 aggregating $15.6 million and $.09 in 2025 aggregating $17.6 million. In addition, our board of directors declared special dividends on our common stock which totaled $21.0 million ($.43 per share) paid in 2024 and $10.3 million ($.21 per share) paid in 2025. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Accumulated other comprehensive loss – Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Years ended December 31,
	2023	2024	2025

	(In thousands)
Accumulated other comprehensive loss, net of tax:
Currency translation:
Balance at beginning of period	$(178,191)	$(177,119)	$(185,423)
Other comprehensive income (loss)	1,072	(8,304)	7,911
Balance at end of period	$(177,119)	$(185,423)	$(177,512)

Defined benefit pension plans:
Balance at beginning of period	$(43,857)	$(41,373)	$(36,666)
Other comprehensive income (loss):
Amortization of prior service cost and net losses included in net periodic pension cost	1,436	1,504	1,275
Net actuarial gain (loss) arising during the year	(3,094)	3,134	742
Plan settlement	4,142	69	17,290
Balance at end of period	$(41,373)	$(36,666)	$(17,359)

OPEB plans:
Balance at beginning of period	$(893)	$(1,114)	$(1,267)
Other comprehensive income (loss):
Amortization of net gain included in net periodic OPEB cost	(357)	(195)	(138)
Net actuarial gain arising during the year	136	42	209
Balance at end of period	$(1,114)	$(1,267)	$(1,196)

Marketable debt securities:
Balance at beginning of period	$(50)	$(15)	$—
Other comprehensive income - unrealized gain arising during the period	35	15	—
Balance at end of period	$(15)	$—	$—

Total accumulated other comprehensive loss:
Balance at beginning of period	$(222,991)	$(219,621)	$(223,356)
Other comprehensive income (loss)	3,370	(3,735)	27,289
Balance at end of period	$(219,621)	$(223,356)	$(196,067)

See Note 11 for amounts related to our defined benefit pension plans.

Note 16 – Related party transactions:

We may be deemed to be controlled by Ms. Simmons and the Family Trust. See Note 1. Corporations that may be deemed to be controlled by or affiliated with such individuals sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions)

of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling interest in another related party. While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future. While we do not consolidate our equity method investment in Kronos in our Consolidated Financial Statements, because we share a common parent company we do consolidate Kronos’ related party transactions with both CompX and our transactions for purposes of this footnote.

Current payables to affiliates are summarized in the table below:

	December 31,
	2024	2025

	(In thousands)
Current payables to affiliates:
Other payables to affiliates	$513	$543
Income taxes payable to Valhi	193	248
	$706	$791

From time to time, we may have loans and advances outstanding between us and various related parties, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments and when we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans. NLKW had borrowings outstanding of $.5 million as of December 31, 2024 and 2025 under the Valhi Credit Facility, and we incurred a nominal amount of interest expense under such credit facility for the years ended December 31, 2023, 2024 and 2025. See Note 10. In addition, prior to 2023, CompX entered into an unsecured revolving demand promissory note with Valhi under which, as amended, CompX has agreed to loan Valhi up to $25 million. CompX’s loan to Valhi, as amended, bears interest at prime plus 1.00%, payable quarterly, with all principal due on demand, but in any event no earlier than December 31, 2027. Loans made to Valhi at any time are at CompX’s discretion. At December 31, 2024 and 2025, the outstanding principal balance receivable from Valhi under the promissory note was $9.3 million and $8.0 million, respectively. Interest income (including unused commitment fees) on CompX’s loan to Valhi was $1.2 million in 2023, $1.0 million in 2024 and $.9 million in 2025. In February 2024, Kronos entered into a $53.7 million subordinated, unsecured term loan with Contran.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the Company on a fee basis. Such fees are based on the compensation of individual Contran employees providing services for us and/or estimates of time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We, CompX and Kronos negotiate fees annually and agreements renew quarterly. The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods) aggregated approximately $30.8 million in 2023, $32.2 million in 2024 and $34.8 million in 2025.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company, a subsidiary of Valhi, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated

(as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. During 2023, 2024 and 2025 we paid $28.4 million, $29.1 million and $23.6 million, respectively, under the group insurance program (including amounts attributable to Kronos and its subsidiary LPC for all periods) which amounts principally represent insurance premiums, including $20.7 million, $21.4 million and $14.5 million in 2023, 2024 and 2025, respectively, for policies written by Tall Pines. Amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2026.

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

Contran and certain of its subsidiaries, including us, participate in a combined information technology data services program that Contran provides for primary data processing and failover. The program apportions its costs among the participating companies. The aggregate amount Kronos paid to Contran for such services was $.4 million in each of 2023 and 2024 and $.3 million in 2025. Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran. Kronos paid Contran $.6 million in 2023 and $.7 million in each of 2024 and 2025 for such rent and related ancillary services. We expect that these relationships with Contran will continue in 2026.

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

Effective December 31, 2024, the LPC defined benefit pension plan was merged into our U.S. combined defined benefit pension plan. Under the terms of the merger, each of us and Kronos are contractually obligated to bear our respective share of the merged plan costs, including any funding obligations, and we and Kronos each continue to account for our respective portions of the merged plan as if it were a separate employee benefit plan. Upon the termination of the merged plan, Kronos is entitled to all funding surplus attributable to its participants in the plan. In February 2025, our board of directors approved the termination of the merged plan, with an effective date of June 30, 2025. As a result of the U.S. plan termination, a plan deficit of approximately $2 million was attributable to us which is expected to be reimbursed to Kronos in the first half of 2026. We anticipate that the completion of the merged plan termination will occur in the second half of 2026, following the receipt of all necessary regulatory approvals. See Note 11.

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

In the matter titled County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) on July 24, 2019, an order approving a global settlement agreement entered into among all of the plaintiffs and the three defendants remaining in the case (the Sherwin Williams Company, ConAgra Grocery Products and us) was entered by the court and the case was dismissed with prejudice. The global settlement agreement provided that an aggregate $305 million would be paid collectively by the three co-defendants in full satisfaction of all claims resulting in a dismissal of the case with prejudice and the resolution of (i) all pending and future claims by the plaintiffs in the case, and (ii) all potential claims for contribution or indemnity between us and our co-defendants in respect to the case. In the agreement, we expressly denied any and all liability and the dismissal of the case with prejudice was entered by the court without a final judgment of liability entered against us. The settlement agreement fully concludes this matter.

Under the terms of the global settlement agreement, each defendant paid an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). Our sixth installment, which was paid in October 2025, was funded with amounts that were already on deposit at the court and previously included in current restricted cash on our Consolidated Balance Sheets, as those amounts, together with all accrued interest at the date of payment, had been committed to the settlement. Per the terms of the settlement, any amounts on deposit in excess of the final payment were to be returned to us, and in October 2025 we received accrued interest of approximately $1.6 million from such restricted cash. For financial reporting purposes, we used a discount rate of 1.9% per annum to discount the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. We recognized an aggregate accretion expense of $.7 million, $.5 million and $.2 million in 2023, 2024 and 2025, respectively.

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

	Years ended December 31,
	2023	2024	2025

	(In thousands)
Balance at the beginning of the period	$92,358	$91,106	$69,278
Additions (deductions), net	558	(20,286)	1,885
Payments, net	(1,810)	(1,542)	(58,123)

Balance at the end of the period	$91,106	$69,278	$13,040

Amounts recognized in the balance sheet:
Current liability	$1,655	$58,135	$2,071
Noncurrent liability	89,451	11,143	10,969

Balance at the end of the period	$91,106	$69,278	$13,040

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (EMS), has contractually assumed our obligations. At December 31, 2025, we had accrued approximately $13 million related to approximately 27 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $26 million, including amounts currently accrued. These accruals have not been discounted to present value.

In February 2025, the United States District Court for the District of New Jersey entered an order approving a consent decree relating to the Raritan Bay Slag Superfund Site (“RBS Site”) in Middlesex County, New Jersey. The consent decree required the United States Army Corps of Engineers (and other federal agencies), the State of New Jersey, the Township of Old Bridge, NL, and twenty-two other private companies to pay a total of $151.1 million, plus interest, to resolve all federal and state law claims for past and future response costs under CERCLA and the New Jersey Spill Act, including natural resource damages, contribution, and indemnification, relating to the RBS Site. The consent decree is a global settlement of all such claims relating to the RBS Site and resolves a lawsuit captioned United States of America, et al. v. NL Industries, Inc., et al. (United States District Court for the District of New Jersey, Civil Action No. 3:24-cv-08946) as well as all claims asserted by NL and the other settling parties in NL’s previously filed contribution lawsuit, NL Industries, Inc. v. Old Bridge Township, et al.

Under the terms of the consent decree, in the first quarter of 2025 we paid $56.1 million, plus $.5 million interest, toward the global settlement and received approximately $9.6 million from the other private companies participating in the settlement. We recognized aggregate income of approximately $31.4 million in 2024 related to the adjustment of our environmental accrual related to this matter and recorded a $9.6 million receivable for the funds which we received in the first quarter of 2025 from the other private companies participating in the settlement. See Note 3. The satisfaction of our obligations under the consent decree fully concludes this matter.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2025, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. In this regard we received $.5 million, $1.4 million and nil in insurance recoveries in 2023, 2024 and 2025, respectively.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Products operations accounted for approximately 52% of total sales in 2023, 47% in 2024 and 52% in 2025. One customer of CompX’s Security Products business accounted for 24% in 2023 (of which 11% related to a non-recurring pilot project), 21% in 2024 and 26% in 2025.

Note 18 – Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2024 and 2025:

	December 31, 2024		December 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$184,190	$184,190	$114,053	$114,053

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 19 – Recent accounting pronouncements:

Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. We adopted the ASU during the year ended December 31, 2025 on a retrospective basis.  See Note 14.

Pending Adoption

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