Form 10-Q
period 2026-03-31
NL INDUSTRIES INC
filed 2026-05-06
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on May 1, 2026  48,862,734.

NL INDUSTRIES, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2025	2026
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,615	$101,909
Restricted cash and cash equivalents	3,123	3,125
Accounts and other receivables, net	13,801	18,989
Inventories, net	30,410	30,070
Prepaid expenses and other	1,954	1,768

Total current assets	159,903	155,861

Other assets:
Note receivable from affiliate	8,000	7,400
Marketable securities	14,433	17,128
Investment in Kronos Worldwide, Inc.	230,088	228,245
Goodwill	27,156	27,156
Operating lease right-of-use asset	—	1,014
Other assets, net	931	935

Total other assets	280,608	281,878

Property and equipment:
Land	5,390	5,390
Buildings	23,634	23,634
Equipment	78,021	78,137
Construction in progress	477	937
	107,522	108,098
Less accumulated depreciation	83,813	84,645

Net property and equipment	23,709	23,453

Total assets	$464,220	$461,192

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

	December 31,	March 31,
	2025	2026
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,697	$3,239
Accrued and other current liabilities	15,021	8,172
Accrued environmental remediation and related costs	2,071	2,096
Payables to affiliates	791	1,121

Total current liabilities	20,580	14,628

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	10,969	10,873
Deferred income taxes	54,103	55,435
Operating lease liability	—	926
Other	1,277	1,199

Total noncurrent liabilities	66,849	68,933

Equity:
NL stockholders' equity:
Preferred stock	—	—
Common stock	6,107	6,107
Additional paid-in capital	299,349	299,349
Retained earnings	249,380	248,838
Accumulated other comprehensive loss	(196,067)	(194,965)

Total NL stockholders' equity	358,769	359,329

Noncontrolling interest in subsidiary	18,022	18,302

Total equity	376,791	377,631

Total liabilities and equity	$464,220	$461,192

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Net sales	$40,272	$40,569
Cost of sales	28,109	27,317

Gross margin	12,163	13,252

Selling, general and administrative expense	6,294	6,202
Corporate expense	2,721	2,943

Income from operations	3,148	4,107

Equity in earnings (losses) of Kronos Worldwide, Inc.	5,525	(1,477)

Other income (expense):
Interest and dividend income	2,038	1,252
Marketable equity securities	(8,552)	2,695
Other components of net periodic pension and OPEB cost	(285)	—
Interest expense	(575)	(11)

Income before income taxes	1,299	6,566

Income tax expense (benefit)	(23)	1,472

Net income	1,322	5,094
Noncontrolling interest in net income of subsidiary	655	750

Net income attributable to NL stockholders	$667	$4,344

Amounts attributable to NL stockholders:
Basic and diluted net income per share	$.01	$.09

Weighted average shares used in the calculation of net income per share	48,848	48,863

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Net income	$1,322	$5,094

Other comprehensive income (loss), net of tax:
Currency translation	4,185	1,015
Defined benefit pension plans	317	86
Other postretirement benefit plans	(33)	1

Total other comprehensive income, net	4,469	1,102

Comprehensive income	5,791	6,196
Comprehensive income attributable to noncontrolling interest	655	750

Comprehensive income attributable to NL stockholders	$5,136	$5,446

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Three months ended March 31, 2025 and 2026 (unaudited)
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2024	$6,105	$299,099	$315,056	$(223,356)	$18,999	$415,903
Net income	—	—	667	—	655	1,322
Other comprehensive income, net of tax	—	—	—	4,469	—	4,469
Dividends paid - $.09 per share	—	—	(4,396)	—	—	(4,396)
Dividends paid to noncontrolling interest	—	—	—	—	(468)	(468)

Balance at March 31, 2025	$6,105	$299,099	$311,327	$(218,887)	$19,186	$416,830

Balance at December 31, 2025	$6,107	$299,349	$249,380	$(196,067)	$18,022	$376,791
Net income	—	—	4,344	—	750	5,094
Other comprehensive income, net of tax	—	—	—	1,102	—	1,102
Dividends paid - $.10 per share	—	—	(4,886)	—	—	(4,886)
Dividends paid to noncontrolling interest	—	—	—	—	(470)	(470)

Balance at March 31, 2026	$6,107	$299,349	$248,838	$(194,965)	$18,302	$377,631

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Cash flows from operating activities:
Net income	$1,322	$5,094
Depreciation and amortization	945	868
Deferred income taxes	(34)	1,040
Equity in (earnings) losses of Kronos Worldwide, Inc.	(5,525)	1,477
Dividends received from Kronos Worldwide, Inc.	1,761	1,761
Marketable equity securities	8,552	(2,695)
Benefit plan expense greater than cash funding	311	—
Noncash interest expense	78	—
Other, net	5	21
Change in assets and liabilities:
Accounts and other receivables, net	5,601	(5,187)
Inventories, net	(863)	268
Prepaid expenses and other	364	186
Accounts payable and accrued liabilities	(3,579)	(6,604)
Accounts with affiliates	170	329
Accrued environmental remediation and related costs	(56,511)	(71)
Other noncurrent assets and liabilities, net	(72)	(29)
Net cash used in operating activities	(47,475)	(3,542)

Cash flows from investing activities:
Capital expenditures	(822)	(404)
Note receivable from affiliate:
Collections	500	3,700
Loans	(500)	(3,100)
Other	10	—
Net cash provided by (used in) investing activities	(812)	196

Cash flows from financing activities:
Dividends paid	(4,396)	(4,886)
Dividends paid to noncontrolling interests in subsidiary	(468)	(470)
Net cash used in financing activities	(4,864)	(5,356)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(53,151)	(8,702)
Balance at beginning of period	184,190	114,053

Balance at end of period	$131,039	$105,351

Supplemental disclosures:
Cash paid for interest	$497	$11
Noncash investing and financing activities:
Change in accruals for capital expenditures	$(352)	$208
Right-of-use asset obtained in exchange for a lease liability	—	1,014

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – At March 31, 2026, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (“Kronos”). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 9, 2026 (the “2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

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

	Three months ended March 31,
	2025	2026

	(In thousands)
Net sales	$40,272	$40,569

Segment profit	5,869	7,050
Corporate expenses	(2,721)	(2,943)
Equity in earnings (losses) of Kronos Worldwide, Inc.	5,525	(1,477)
Interest and dividend income	2,038	1,252
Marketable equity securities	(8,552)	2,695
Other components of net periodic pension and OPEB cost	(285)	—
Interest expense	(575)	(11)
Income tax benefit (expense)	23	(1,472)
Net income	$1,322	$5,094

Note 3 – Accounts and other receivables, net:

	December 31,	March 31,
	2025	2026

	(In thousands)
Trade receivables - CompX	$13,836	$19,029
Other receivables	35	30
Allowance for doubtful accounts	(70)	(70)
Total	$13,801	$18,989

Note 4 – Inventories, net:

	December 31,	March 31,
	2025	2026

	(In thousands)
Raw materials	$5,620	$5,343
Work in process	19,907	20,324
Finished products	4,883	4,403
Total	$30,410	$30,070

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

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	loss, net

		(In thousands)
December 31, 2025
Noncurrent assets - Valhi common stock	1	$14,433	$24,347	$(9,914)

March 31, 2026
Noncurrent assets - Valhi common stock	1	$17,128	$24,347	$(7,219)

At December 31, 2025 and March 31, 2026, we held approximately 1.2 million shares of common stock our immediate parent company, Valhi, Inc. At December 31, 2025 and March 31, 2026, the quoted per share market price of Valhi common stock was $12.05 and $14.30, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 – Investment in Kronos Worldwide, Inc.:

At December 31, 2025 and March 31, 2026, we owned approximately 35.2 million shares of Kronos common stock. At March 31, 2026, the quoted market price of Kronos’ common stock was $6.57 per share, or an aggregate market value of $231.4 million. At December 31, 2025, the quoted market price was $4.42 per share, or an aggregate market value of $155.7 million.

The change in the carrying value of our investment in Kronos during the first three months of 2026 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$230.1
Equity in losses of Kronos	(1.5)
Dividends received from Kronos	(1.8)
Equity in Kronos' other comprehensive income:
Currency translation	1.3
Defined benefit pension plans	.1
Balance at the end of the period	$228.2

Selected financial information of Kronos is summarized below:

	December 31,	March 31,
	2025	2026

	(In millions)
Current assets	$994.5	$988.5
Property and equipment, net	724.3	712.6
Other noncurrent assets	98.0	97.2
Total assets	$1,816.8	$1,798.3

Current liabilities	$368.8	$311.0
Long-term debt	557.4	602.7
Accrued pension costs	80.9	76.4
Other noncurrent liabilities	58.6	63.2
Stockholders’ equity	751.1	745.0
Total liabilities and stockholders’ equity	$1,816.8	$1,798.3

	Three months ended
	March 31,
	2025	2026

	(In millions)
Net sales	$489.8	$509.8
Cost of sales	383.0	426.5
Income from operations	38.4	12.6
Income tax expense	7.6	2.8
Net income (loss)	18.1	(4.8)

Note 7– Accrued and other current liabilities:

	December 31,	March 31,
	2025	2026

	(In thousands)
Employee benefits	$11,569	$5,896
Other	3,452	2,276
Total	$15,021	$8,172

Note 8 – Long-term debt:

During the first three months of 2026, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At March 31, 2026, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the three months ended March 31, 2026 was 8.6%. We are in compliance with all covenants at March 31, 2026.

Note 9 – Leases:

In March 2026, CompX entered into an operating lease for its distribution center located in Southern California. Upon commencement, we recognized an operating lease right-of-use asset and a corresponding operating lease liability, which are included in our Condensed Consolidated Balance Sheet. As of March 31, 2026, the remaining lease term of CompX’s operating lease was approximately 7 years and the discount rate associated with such lease was 6.75%.

Note 10 – Other noncurrent liabilities:

	December 31,	March 31,
	2025	2026

	(In thousands)
OPEB	$312	$261
Insurance claims and expenses	684	746
Other	281	192
Total	$1,277	$1,199

Note 11 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2025	2026

	(In thousands)
Net sales:
Security Products	$30,230	$29,896
Marine Components	10,042	10,673
Total	$40,272	$40,569

Note 12 – Income taxes:

	Three months ended
	March 31,
	2025	2026

	(In thousands)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$273	$1,379
Rate differences on equity in earnings (losses) of Kronos, net of dividends	(319)	(25)
U.S. state income taxes and other, net	23	118
Income tax expense (benefit)	$(23)	$1,472

Comprehensive provision for income taxes allocable to:
Net income	$(23)	$1,472
Other comprehensive income (loss):
Currency translation	1,112	270
Defined benefit pension plans	85	23
Other	(9)	—
Comprehensive income tax expense	$1,165	$1,765

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $1.8 million in each of the first three months of 2025 and 2026, respectively. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos, net of dividends, represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. It did not have a material impact on our consolidated financial statements.

Note 13 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NL stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Three months ended
	March 31,
	2025	2026

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(185,423)	$(177,512)
Other comprehensive income	4,185	1,015
Balance at end of period	$(181,238)	$(176,497)

Defined benefit pension plans:
Balance at beginning of period	$(36,666)	$(17,359)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	317	86
Balance at end of period	$(36,349)	$(17,273)

OPEB plans:
Balance at beginning of period	$(1,267)	$(1,196)
Other comprehensive loss -
Amortization of net gain included in net periodic OPEB cost	(33)	1
Balance at end of period	$(1,300)	$(1,195)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(223,356)	$(196,067)
Other comprehensive income	4,469	1,102
Balance at end of period	$(218,887)	$(194,965)

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Actual costs could exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and costs may be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our Condensed Consolidated Financial Statements, results of operations and liquidity.

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

Changes in the accrued environmental remediation and related costs during the first three months of 2026 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$13,040
Additions charged to expense, net	378
Payments, net	(449)
Balance at the end of the period	$12,969

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$2,096
Noncurrent liability	10,873
Balance at the end of the period	$12,969

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”), has contractually assumed our obligations. At March 31, 2026, we had accrued approximately $13 million related to approximately 27 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $38 million, including the amounts currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2026, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2025 Annual Report.

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

Note 15 – Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		March 31, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$114,053	$114,053	$105,351	$105,351

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

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries. Through its Security Products operations, CompX manufactures mechanical and electronic cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage and healthcare applications. CompX also manufactures wake enhancement systems, stainless steel exhaust systems, custom metal fabricated parts, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries through its Marine Components operations.

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products;
●	Kronos’ ability to realize expected cost savings from strategic and operational initiatives;
●	Kronos’ ability to integrate acquisitions into its operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) or the implementation of tariffs on imported raw materials and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);

●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades, or improvements; technology processing failures; or other events) related to our technology infrastructure (including manufacturing and accounting systems) that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Our ability to retain key customers;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Kronos’ ability to comply with covenants contained in its revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;
●	Uncertainties associated with CompX’s development of new products and product features;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its productions process) or other actions.

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

Results of operations

Net income overview

Quarter ended March 31, 2026 compared to the quarter ended March 31, 2025

Our net income attributable to NL stockholders was $4.3 million, or $0.9 per share, in the first quarter of 2026 compared to $.7 million, or $.01 per share, in the first quarter of 2025. As more fully described below, the increase in our net income attributable to NL stockholders from 2025 to 2026 is primarily due to the net effects of:

●	an unrealized gain in the relative value of marketable equity securities of $2.7 million in 2026 compared to an unrealized loss of $8.5 million in 2025;
●	equity in losses of Kronos of $1.5 million in 2026 compared to equity in earnings of $5.5 million in 2025; and
●	higher CompX segment profit of $7.1 million in 2026 compared to $5.9 million in 2025.

Income from operations

The following table shows the components of our income from operations.

	Three months ended March 31,		%
	2025	2026	Change

	(In millions)
CompX segment profit	$5.9	$7.1	20%
Corporate expense	(2.7)	(3.0)	8
Income from operations	$3.2	$4.1	30

CompX is our component products business and corporate expense relates to NL. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income from operations.

	Three months ended March 31,		%
	2025	2026	Change

	(In millions)
Equity in earnings (losses) of Kronos	$5.5	$(1.5)	(127)%
Marketable equity securities gain (loss)	(8.5)	2.7	132
Other components of net periodic pension and OPEB cost	(.3)	—	(100)
Interest and dividend income	2.0	1.3	(39)
Interest expense	(.6)	—	(98)

CompX International Inc.

CompX’s segment profit in the first quarter of 2026 was $7.1 million compared to $5.9 million in the same period of 2025. The increase in segment profit in the first quarter of 2026 compared to 2025 is primarily due to higher gross margin at the Security Products reporting unit and, to a lesser extent, the impact of higher sales at the Marine Components reporting unit.

	Three months ended March 31,		%
	2025	2026	Change

	(In millions)
Net sales	$40.3	$40.6	1%
Cost of sales	28.1	27.3	(3)
Gross margin	12.2	13.3	9
Selling, general and administrative expenses	6.3	6.2	(1)
Segment profit (1)	$5.9	$7.1	20

Percentage of net sales:
Cost of sales	70%	67%
Gross margin	30	33
Selling, general and administrative expenses	16	15
Segment profit	15	17

(1)	We use segment profit to assess the performance of CompX. Segment profit is defined as gross margin less selling, general and administrative expenses directly attributable to CompX’s operations.

Net sales – CompX’s net sales increased $.3 million in the first quarter of 2026 compared to the same period in 2025 primarily due to higher Marine Components sales to the industrial market partially offset by lower Security Products sales. See discussion of reporting units below.

Cost of sales and gross margin – CompX’s cost of sales as a percentage of sales decreased 3% in the first quarter of 2026 compared to the same period in 2025. As a result, gross margin as a percentage of net sales increased over the same period. Gross margin percentage increased in the first quarter of 2026 compared to the same period in 2025 primarily due to higher gross margin percentage at Security Products. See discussion of reporting units below.

Selling, general and administrative expenses – CompX’s selling, general and administrative expenses consist primarily of personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to CompX’s business unit and corporate management activities, as well as any gains and losses on property and equipment. CompX’s selling, general and administrative expenses for the first quarter of 2026 were comparable to the same period in 2025. CompX’s selling, general and administrative expenses as a percentage of net sales for the first quarter of 2026 decreased slightly due to increased coverage of selling, general and administrative expenses as a result of higher sales.

Segment profit – As a percentage of net sales, CompX’s segment profit for the first quarter of 2026 increased compared to the same period of 2025 and was primarily impacted by the factors impacting sales, cost of sales, gross margin and selling, general and administrative expenses.  See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their reporting unit profit (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended March 31,		%
	2025	2026	Change

	(In millions)
Security Products:
Net sales	$30.2	$29.9	(1)%
Cost of sales	21.2	19.9	(6)
Gross margin	9.0	10.0	11
Selling, general and administrative expenses	3.5	3.4	(1)
Reporting unit profit (2)	$5.5	$6.6	19

Gross margin	30.0%	33.5%
Reporting unit profit margin	18.0	22.0
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Security Products – Security Products net sales decreased 1% in the first quarter of 2026 compared to the same period last year primarily due to lower sales across a variety of markets. The decrease was driven by $.3 million lower sales to the healthcare market and $.2 million lower sales to each of the general cabinetry, electric control panel, and gas station security markets. These decreases were partially offset by $.3 million higher sales to the tool storage market and $.2 million higher sales to the institutional furniture market. Gross margin as a percentage of net sales increased in the first quarter primarily due to a more favorable customer and product mix. Reporting unit profit margin also increased primarily due to the improvement in gross margin discussed above.

	Three months ended March 31,		%
	2025	2026	Change

	(In millions)
Marine Components:
Net sales	$10.1	$10.7	6%
Cost of sales	6.9	7.4	8
Gross margin	3.2	3.3	2
Selling, general and administrative expenses	.9	1.0	(1)
Reporting unit profit (2)	$2.3	$2.3	3

Gross margin	32.0%	30.2%
Reporting unit profit margin	22.0	21.7
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Marine Components – Marine Components net sales increased 6% in the first quarter of 2026 compared to the same period last year primarily due to $1.9 million higher sales to the industrial market partially offset by $1.4 million lower sales to the towboat market. Towboat market sales in the first quarter of 2025 benefitted from a one-time customer stocking event that did not repeat in 2026. Gross margin as a percentage of net sales decreased in the first quarter of 2026 compared to the same period last year primarily due to higher cost inventory produced during the fourth quarter of 2025 and sold in the first quarter of 2026, partially offset by increased coverage of fixed costs on higher sales. Reporting unit profit margin decreased primarily due to the factors impacting gross margin discussed above, partially offset by increased coverage of selling, general and administrative expenses on higher sales.

Outlook – CompX’s net sales for the first quarter of 2026 exceeded the prior year period, primarily driven by improved demand in the industrial market at CompX’s Marine Components reporting unit. CompX’s Security Products reporting unit sales reflected mixed performance across the original equipment manufacturer (“OEM”) markets, driven by differences in customer demand cycles and project timing, resulting in slightly lower net sales compared to the prior year period. CompX’s segment profit increased compared to the prior year primarily due to a more favorable customer and product mix at Security Products and, to a lesser extent, the impact of higher sales at Marine Components.

For the full year 2026, CompX expects modest net sales growth as it continues to align pricing, product features, and service levels with market conditions and customer requirements. CompX’s net sales growth at Marine Components is expected to be driven primarily by the industrial market. Recreational marine sales have largely stabilized and CompX’s sales to the towboat market in 2026 are expected to be generally comparable to 2025 (excluding the impact of the one-time stocking event noted above). At Security Products, CompX expects net sales to be consistent with the prior year, reflecting anticipated continued variability across multiple OEM markets.

CompX expects gross margin and reporting unit proft margins across both reporting units in 2026 to remain generally comparable to 2025. Reporting unit profit margin at Security Products benefited from favorable mix in the first quarter; however, margins are expected to moderate over the remainder of the year. CompX increased inventory levels across both reporting units during 2025 to support customer demand. These actions included an insourcing initiative at Security Products and a shift in customer mix at Marine Components. Inventory levels at the end of the first quarter of 2026 were comparable to those at December 31, 2025, and are expected to remain at these levels, consistent with near-term operating requirements.

CompX manufactures substantially all its products in the U.S. and sources a substantial majority of its raw materials from U.S. suppliers. CompX also sources certain components, primarily electronic components, from suppliers in Asia, including China. Beginning in the second quarter of 2025 and continuing through the first quarter of 2026, CompX incurred tariff-related surcharges on certain raw materials, primarily electronic components. In addition, some of CompX’s U.S.-based suppliers are applying tariff-related surcharges on certain domestically sourced materials. Where possible, CompX increases selling prices to recover these higher raw material costs, although the extent to which it can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, duration of tariffs, and its customers’ ability to substitute alternative products. CompX will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Currently, CompX’s supply chains are stable and transportation and logistical delays are minimal. CompX has experienced global and domestic supply chain challenges in the past. Any future impacts on CompX’s operations will depend on, among other things, disruption to its operations or its suppliers’ operations, the effect of tariffs, and the impact of broader economic conditions, consumer confidence, and geopolitical events affecting demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

General corporate and other items

Corporate expense – Corporate expenses were $3.0 million in the first quarter of 2026, slightly higher than in the first quarter of 2025 primarily due to higher general and administrative costs. Included in corporate expense in the first quarter of 2025 and 2026 are:

●	litigation fees and related costs of $.6 million in 2026 compared to $.5 million in 2025, and
●	environmental remediation and related costs of $.4 million in 2026 compared to $.6 million in 2025.

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

Overall, we currently expect that our net general corporate expenses in 2026 will be higher than in 2025 primarily due to expected increases in litigation fees and related costs. See Note 14 to our Condensed Consolidated Financial Statements.

Interest and dividend income – Interest and dividend income decreased in the first quarter of 2026 compared to the same period of 2025 primarily due to decreased average investment balances and lower average interest rates.

Marketable equity securities – We recognized an unrealized gain of $2.7 million on the change in value of our marketable equity securities in the first quarter of 2026 compared to an unrealized loss of $8.5 million in the first quarter of 2025. See Note 5 to our Condensed Consolidated Financial Statements.

Income tax expense – We recognized income tax expense of  $1.5 million in the first quarter of 2026 compared to an income tax benefit of less than $.1 million in the first quarter of 2025. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $1.8 million in each of the first quarters of 2025 and 2026, respectively.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was 22.7% in the first three months of 2026 compared to 15.2% in the first three months of 2025. The change in our effective rate from 2025 to 2026 is primarily attributable to Kronos’ anticipated higher full year earnings in 2026 as compared to 2025. See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2026 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX increased during the first quarter of 2026 compared to the same prior year period. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc. –

	Three months ended March 31,		%
	2025	2026	Change
	(In millions)
Net sales	$489.8	$509.8	4%
Cost of sales	383.0	426.5	11
Gross margin	$106.8	$83.3	(22)

Income from operations	$38.4	$12.6	(67)%
Interest and dividend income	.4	.2
Marketable equity securities unrealized gain (loss)	(1.0)	.3
Other components of net periodic pension and OPEB cost	(.5)	(.8)
Interest expense	(11.6)	(14.3)
Income (loss) before income taxes	25.7	(2.0)
Income tax expense	7.6	2.8
Net (loss) income	18.1	(4.8)

Percentage of net sales:
Cost of sales	78%	84%
Income from operations	8	3

Equity in earnings (losses) of Kronos Worldwide, Inc.	$5.5	$(1.5)

TiO2 operating statistics:
Sales volumes*	136	142	4%
Production volumes*	143	128	(10)

Change in TiO2 net sales:
TiO2 sales volumes			4%
TiO2 product pricing			(6)
TiO2 product mix/other			—
Changes in currency exchange rates			6
Total			4%

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends, and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2026 with average TiO2 selling prices lower than at the beginning of 2025; however, its average TiO2 selling prices increased 2% during the first quarter of 2026. Kronos’ average TiO2 selling prices in the first quarter of 2026 were 6% lower than average TiO2 selling prices during the first quarter of 2025. Overall, Kronos’ sales volumes increased in the first quarter of 2026 compared to the same period in 2025 due to higher overall sales volumes in the North American, Latin American and export markets partially offset by lower sales volumes in its European market.

During the fourth quarter of 2025, Kronos implemented cost reduction initiatives, including workforce reductions and other measures, to permanently improve its cost structure and enable more efficient operation of its facilities at lower production rates for extended periods. As a result, beginning in the first quarter of 2026, Kronos’ normal production capacity range has been adjusted to reflect its production capabilities under this new cost structure.

Excluding the effect of changes in currency exchange rates, Kronos’ cost of sales per metric ton of TiO2 sold in the first quarter of 2026 was lower as compared to the first quarter of 2025 due to decreases in per metric ton production costs driven primarily by the cost reduction initiatives discussed above, as well as lower raw material and energy costs.

Net sales – Kronos’ net sales in the first quarter of 2026 increased 4%, or $20.0 million, compared to the first quarter of 2025 primarily due to the effects of a 4% increase in sales volumes (which increased net sales by approximately $20 million) and the favorable impact of changes in currency exchange rates (primarily the euro) which Kronos estimates increased its net sales by approximately $30 million. These increases were partially offset by  a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $30 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Kronos’ sales volumes increased 4% in the first quarter of 2026 as compared to the first quarter of 2025 primarily due to higher sales volumes in its North American, Latin American and export markets partially offset by lower sales volumes in its European market.  The incremental market share gains Kronos achieved in its European market during the second half of 2025, primarily as a result of competitor plant closures, continued into the first quarter of 2026. However, gains were not sufficient to offset the underlying decline in overall European demand.

Cost of sales and gross margin – Kronos’ cost of sales increased by $43.5 million, or 11%, in the first quarter of 2026 compared to the first quarter of 2025 due to the effects of a 4% increase in sales volumes and the unfavorable impact from changes in currency exchange rates partially offset by lower production costs driven primarily by the cost reduction initiatives as well as lower raw material and energy costs. In addition, unabsorbed fixed costs were not material in the first quarter of 2026 compared to $10 million of unabsorbed fixed costs in the first quarter of 2025.

Kronos’ cost of sales as a percentage of net sales increased to 84% in the first quarter of 2026 compared to 78% in the same period of 2025, as the unfavorable impact of lower average TiO2 selling prices more than offset the favorable effects of lower production costs.

Kronos’ gross margin as a percentage of net sales decreased to 16% in the first quarter of 2026 compared to 22% in the first quarter of 2025. As discussed and quantified above, Kronos’ gross margin as a percentage of net sales decreased primarily due to the net effects of  higher sales volumes, lower average TiO2 selling prices, lower production costs and changes in currency exchange rates.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense increased $2.0 million, or 3%, in the first quarter of 2026 compared to the first quarter of 2025 as the negative impact of currency exchange rates exceeded the benefits of lower costs during the quarter. Excluding the effects of currency exchange rates, Kronos realized lower selling, general and administrative expenses as a result of its (i) realization of cost savings as a result of the fourth quarter of 2025 restructuring, (ii)  lower warehousing costs due to lower average finished products inventory volumes and (iii) non-recurring distribution costs incurred in the first quarter of 2025 associated with tariff mitigation strategies. Selling, general and administrative expense as a percentage of net sales decreased to 12% in the first quarter of 2026 compared to 13% in the first quarter of 2025 due to the effects of higher sales.

Income (loss) from operations – Kronos’ income from operations decreased by $25.8 million to $12.6 million in the first quarter of 2026 compared to $38.4 million in the first quarter of 2025, primarily as a result of the factors impacting gross margin discussed above. Kronos estimates that changes in currency exchange rates decreased its income from operations by approximately $6 million in the first quarter of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) – Kronos’ interest expense in the first quarter of 2026 increased $2.7 million compared to the first quarter of 2025 primarily due to higher average debt balances and higher interest rates. Kronos recognized an unrealized gain of $.3 million in the first quarter of 2026 related to the change in marketable equity securities compared to an unrealized loss of $1.0 million in the same period of 2025.

Income tax expense – Kronos recognized income tax expense of $2.8 million in the first quarter of 2026 compared to income tax expense of $7.6 million in the first quarter of 2025. The decrease is primarily due to lower earnings in the first quarter of 2026 and the jurisdictional mix of such earnings somewhat offset by a net uncertain tax position of $2.0 million recognized in the first quarter of 2026. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowance, changes in its reserve for uncertain tax positions, or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates
Three months ended March 31, 2026 vs March 31, 2025
				Translation
				gains (losses)	Total currency
	Transaction losses recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$—	$—	$—	$30	$30
Income from operations	(4)	(5)	(1)	(5)	(6)

The $30 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $6 million decrease in income from operations was comprised of the following:

●	Higher net currency transaction losses of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations. In the first quarter of 2025, Kronos entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. Kronos recognized a $.9 million currency transaction gain for the three months ended March 31, 2025, and
●	Approximately $5 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as local currency-denominated operating costs were translated into more U.S dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S dollar on euro-denominated sales more than offset the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Outlook

During the first quarter of 2026, Kronos’ sales volumes improved compared to the same period in 2025, primarily driven by higher sales volumes in its North American, Latin American, and export markets. While Kronos gained market share in Europe as a result of competitor capacity reductions in 2025, these gains were not sufficient to offset further weakening end-market demand in the region. Although customers remain reluctant to build inventory, order lead times have increased which provides Kronos with greater flexibility in near- and intermediate-term production planning. Kronos’ order backlog at the beginning of 2026 was generally higher than the comparable prior-year period and has continued to show positive trends entering the second quarter. However, overall demand remains below historical levels, and the timing and sustainability of a broader market recovery remain uncertain. Kronos implemented price increases during the first quarter of 2026; however, selling prices remain below 2025 levels, and additional price increases will be required to improve its operating margins.

During the fourth quarter of 2025, Kronos implemented cost reduction initiatives, including workforce reductions and other measures, to permanently improve its cost structure and enable more efficient operation of its facilities at lower production rates for extended periods. Kronos operated its facilities slightly below normal capacity during the first quarter of 2026. Kronos’ operating model balances improved cost efficiency with flexibility to respond to changes in demand. During the first quarter of 2026, Kronos sold through higher cost inventory produced in the fourth quarter of 2025 and expects gross margin to improve as it realizes the benefit of lower cost inventory produced during 2026.

Industry supply conditions tightened during the first quarter of 2026 due to the recent geopolitical conflict in the Middle East and related supply chain disruptions, including sulfuric acid pricing pressures, and higher energy costs, particularly in Europe. As a result, Kronos is beginning to experience higher shipping and production costs driven primarily by increased energy, utility and raw material costs, especially in Europe. These cost pressures are expected to persist as long as uncertainty related to the conflict in the Middle East and broader global conditions continue. In response to rising costs, Kronos implemented surcharges in most major markets and announced price increases effective in the second quarter of 2026. Kronos expects TiO₂ selling prices to continue to rise during 2026, which would help mitigate increases in distribution, raw material, energy, and other production costs, although margins will remain below historical levels.

Kronos is focused on improving operating margins through pricing actions, disciplined cost management, and continued execution of its operating cost structural realignment initiatives. Kronos is also continuing to pursue targeted market share opportunities in regions and markets impacted by competitor curtailments, closures, logistical disruptions, or trade measures such as tariffs or duties that have reduced the competitiveness of low-cost imports. These actions are intended to support improved operating performance while maintaining flexibility in the event of continued demand volatility.

Kronos’ liquidity and capital resources remain sufficient to support its operations and planned capital investments. While Kronos typically experiences significant seasonal cash usage in the first quarter, it expects cash on hand to improve over the remainder of the year. Kronos will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. Kronos believes its revolver availability, combined with the absence of near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation requirements.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. Kronos’ operations are affected by global and regional economic, political and regulatory factors, and it has experienced global market disruptions. Future impacts on Kronos’ operations will depend on, among other things, future energy costs, the effect of newly enacted tariffs in jurisdictions where it or its customers and suppliers operate, its success in implementing mitigation strategies, and the impact of economic conditions, consumer confidence, and geopolitical events on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash used in operating activities was $3.5 million in the first three months of 2026 compared to net cash used in operating activities of $47.5 million in the first three months of 2025. The decrease in net cash used in operating activities in the first three months of 2026 is primarily due to the net effects of:

●	lower cash paid for environmental remediation and related costs of $56.6 million primarily due to the payment of a settlement for an environmental remediation site in 2025;

●	higher net cash used by relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2026 of $12.9 million; and
●	higher segment profit from CompX in 2026 of $1.2 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NL Parent in the table below is a reference to NL Industries, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Net cash provided by (used in) operating activities:
CompX	$(.1)	$(1.1)
NL Parent and wholly-owned subsidiaries	(44.1)	.8
Eliminations	(3.3)	(3.2)
Total	$(47.5)	$(3.5)

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in average days sales outstanding increased from December 31, 2025 to March 31, 2026 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter. Total average number of days in inventory decreased from December 31, 2025 to March 31, 2026 primarily due to higher sales volumes in the first quarter of 2026 as compared to the fourth quarter of 2025 at CompX’s Marine Components reporting unit. For comparative purposes, we have provided December 31, 2024 and March 31, 2025 numbers below.

	December 31,	March 31,	December 31,	March 31,
	2024	2025	2025	2026
Days sales outstanding	33 days	41 days	33 days	43 days
Days in inventory	94 days	94 days	108 days	100 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $.4 million in the first three months of 2026 compared to $.8 million in the first three months of 2025. During the first three months of 2026, Valhi repaid a net $.6 million under the promissory note ($3.1 million of gross borrowings and $3.7 million of gross repayments). During the first three months of 2025, the promissory note balance with Valhi had net activity of nil ($.5 million of gross borrowings and $.5 million of gross repayments).

Financing activities

In February 2026, our board of directors declared a quarterly dividend of $.10 per share and in February 2025 our board of directors declared a quarterly dividend of $.09 per share. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in each of the first three months of 2025 and 2026 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At March 31, 2026, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at March 31, 2026. See Note 8 to our Condensed Consolidated Financial Statements.

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

At March 31, 2026, we had aggregate restricted and unrestricted cash and cash equivalents of $105.4 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$49.4
NL Parent and wholly-owned subsidiaries	56.0
Total	$105.4

In addition, at March 31, 2026 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $17.1 million. See Note 5 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at March 31, 2026 with an aggregate market value of $231.4 million. See Note 6 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2027) and long-term obligations (defined as the five-year period ending March 31, 2031) including any amounts CompX might loan from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At March 31, 2026, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at March 31, 2026 totaled $.4 million. CompX expects to spend approximately $4.3 million during 2026 on capital investments, primarily those expenditures required to meet CompX’s existing customer demand and to properly maintain its facilities and technology infrastructure.

Repurchases of common stock

At March 31, 2026, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2026, based on the number of shares of common stock of these affiliates we own as of March 31, 2026 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	March 31, 2026	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.05	$7.0
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$20.3

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

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2025 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described or referenced in our 2025 Annual Report, or in Note 14 to our Condensed Consolidated Financial Statements or in Part II, Item 1 of this report, including certain legal proceedings. In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2026.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and equity security prices. There have been no material changes in these market risks since we filed our 2025 Annual Report, and we refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure about Market Risk” in our 2025 Annual Report. See also Note 15 to our Condensed Consolidated Financial Statements.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Other – As permitted by the SEC, our assessment of internal control over financial reporting excludes internal control over financial reporting of equity method investees. However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investment that are recorded in the consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements and to our 2025 Annual Report for descriptions of certain legal proceedings.

In March 2026, NL and several other defendants were served with a complaint in City of Columbus  v. NL Industries, Inc., (Franklin County, Ohio Court of Common Pleas, Case No. 26 CV 002355), which was subsequently removed to federal court (United States District Court for the Southern District of Ohio, Case No. 2:26-cv-00465-MHW-SCS).  In the complaint, the City of Columbus, Ohio, asserts that NL and several other former lead manufacturers are liable for the cost of replacing lead and galvanized service lines in the City’s water delivery system and related water treatment costs, under theories of public nuisance and civil conspiracy.  We intend to deny liability and will defend vigorously against all claims.

Litigation – CompX

South Carolina Public Water Company PFAS Litigation. In April 2026, CompX filed answers denying liability in all four pending PFAS cases. CompX intends to defend vigorously against all claims.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report.

Item 6.Exhibits

HIDDEN_ROW
10.1*

Restated and Amended Richards Bay Chloride Slag Sales Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent) and Kronos (US), Inc. effective January 1, 2016, as amended through Amendment dated February 13, 2026 (and effective January 1, 2026) between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron and Titanium Canada Inc.) and Kronos (US), Inc.

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

_______________

* Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NL INDUSTRIES, INC.
(Registrant)

Date: May 6, 2026	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer)

Date: May 6, 2026	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller)