Form 10-Q
period 2026-06-30
NLI HOLDINGS, INC.
filed 2026-08-05
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-640

NLI HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on July 31, 2026  48,898,734.

NLI HOLDINGS, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	December 31,	June 30,
	2025	2026
ASSETS
Current assets:
Cash and cash equivalents	$110,615	$106,988
Restricted cash and cash equivalents	3,123	3,130
Accounts and other receivables, net	13,801	19,574
Inventories, net	30,410	31,756
Prepaid expenses and other	1,954	2,177

Total current assets	159,903	163,625

Other assets:
Note receivable from affiliate	8,000	6,800
Marketable securities	14,433	17,571
Investment in Kronos Worldwide, Inc.	230,088	230,017
Goodwill	27,156	27,156
Operating lease right-of-use asset	—	993
Other assets, net	931	928

Total other assets	280,608	283,465

Property and equipment:
Land	5,390	5,390
Buildings	23,634	23,634
Equipment	78,021	78,948
Construction in progress	477	818
	107,522	108,790
Less accumulated depreciation	83,813	85,309

Net property and equipment	23,709	23,481

Total assets	$464,220	$470,571

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands)

	December 31,	June 30,
	2025	2026
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,697	$3,949
Accrued and other current liabilities	15,021	11,263
Accrued environmental remediation and related costs	2,071	1,951
Payables to affiliates	791	969

Total current liabilities	20,580	18,132

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	10,969	10,778
Deferred income taxes	54,103	57,246
Operating lease liability	—	908
Other	1,277	1,168

Total noncurrent liabilities	66,849	70,600

Equity:
NLI stockholders' equity:
Preferred stock	—	—
Common stock	6,107	6,112
Additional paid-in capital	299,349	299,939
Retained earnings	249,380	252,902
Accumulated other comprehensive loss	(196,067)	(195,920)

Total NLI stockholders' equity	358,769	363,033

Noncontrolling interest in subsidiary	18,022	18,806

Total equity	376,791	381,839

Total liabilities and equity	$464,220	$470,571

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026
Net sales	$40,366	$43,614	$80,638	$84,183
Cost of sales	27,476	28,078	55,585	55,395

Gross margin	12,890	15,536	25,053	28,788

Selling, general and administrative expense	6,570	6,615	12,864	12,817
Corporate expense	3,519	2,788	6,240	5,731

Income from operations	2,801	6,133	5,949	10,240

Equity in earnings (losses) of Kronos Worldwide, Inc.	(2,811)	4,644	2,714	3,167

Other income (expense):
Interest and dividend income	1,504	1,144	3,542	2,396
Marketable equity securities	(108)	443	(8,659)	3,138
Other components of net periodic pension and OPEB cost	(285)	—	(570)	—
Interest expense	(90)	(11)	(666)	(22)

Income before income taxes	1,011	12,353	2,310	18,919

Income tax expense (benefit)	(43)	2,462	(66)	3,934

Net income	1,054	9,891	2,376	14,985
Noncontrolling interest in net income of subsidiary	699	937	1,354	1,687

Net income attributable to NLI stockholders	$355	$8,954	$1,022	$13,298

Amounts attributable to NLI stockholders:
Basic and diluted net income per share	$.01	$.18	$.02	$.27

Weighted average shares used in the calculation of net income per share	48,855	48,881	48,852	48,872

See accompanying notes to Condensed Consolidated Financial Statements.

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026
Net income	$1,054	$9,891	$2,376	$14,985

Other comprehensive income (loss), net of tax:
Currency translation	3,437	(1,042)	7,622	(27)
Defined benefit pension plans	323	85	640	171
Other postretirement benefit plans	(31)	2	(64)	3

Total other comprehensive income (loss), net	3,729	(955)	8,198	147

Comprehensive income	4,783	8,936	10,574	15,132
Comprehensive income attributable to noncontrolling interest	699	937	1,354	1,687

Comprehensive income attributable to NLI stockholders	$4,084	$7,999	$9,220	$13,445

See accompanying notes to Condensed Consolidated Financial Statements.

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Three months ended June 30, 2025 and 2026
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at March 31, 2025	$6,105	$299,099	$311,327	$(218,887)	$19,186	$416,830
Net income	—	—	355	—	699	1,054
Other comprehensive income, net of tax	—	—	—	3,729	—	3,729
Issuance of NLI common stock	2	118	—	—	—	120
Dividends paid - $.09 per share	—	—	(4,398)	—	—	(4,398)
Dividends paid to noncontrolling interest	—	—	—	—	(471)	(471)
Other, net	—	132	—	—	15	147

Balance at June 30, 2025	$6,107	$299,349	$307,284	$(215,158)	$19,429	$417,011

Balance at March 31, 2026	$6,107	$299,349	$248,838	$(194,965)	$18,302	$377,631
Net income	—	—	8,954	—	937	9,891
Other comprehensive loss, net of tax	—	—	—	(955)	—	(955)
Issuance of NLI common stock	5	235	—	—	—	240
Dividends paid - $.10 per share	—	—	(4,890)	—	—	(4,890)
Dividends paid to noncontrolling interest	—	—	—	—	(474)	(474)
Other, net	—	355	—	—	41	396

Balance at June 30, 2026	$6,112	$299,939	$252,902	$(195,920)	$18,806	$381,839

	Six months ended June 30, 2025 and 2026
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2024	$6,105	$299,099	$315,056	$(223,356)	$18,999	$415,903
Net income	—	—	1,022	—	1,354	2,376
Other comprehensive income, net of tax	—	—	—	8,198	—	8,198
Issuance of NLI common stock	2	118	—	—	—	120
Dividends paid - $.18 per share	—	—	(8,794)	—	—	(8,794)
Dividends paid to noncontrolling interest	—	—	—	—	(939)	(939)
Other, net	—	132	—	—	15	147

Balance at June 30, 2025	$6,107	$299,349	$307,284	$(215,158)	$19,429	$417,011

Balance at December 31, 2025	$6,107	$299,349	$249,380	$(196,067)	$18,022	$376,791
Net income	—	—	13,298	—	1,687	14,985
Other comprehensive income, net of tax	—	—	—	147	—	147
Issuance of NLI common stock	5	235	—	—	—	240
Dividends paid - $.20 per share	—	—	(9,776)	—	—	(9,776)
Dividends paid to noncontrolling interest	—	—	—	—	(944)	(944)
Other, net	—	355	—	—	41	396

Balance at June 30, 2026	$6,112	$299,939	$252,902	$(195,920)	$18,806	$381,839

See accompanying notes to Condensed Consolidated Financial Statements

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2025	2026
Cash flows from operating activities:
Net income	$2,376	$14,985
Depreciation and amortization	1,868	1,725
Deferred income taxes	(84)	3,082
Equity in earnings of Kronos Worldwide, Inc.	(2,714)	(3,167)
Dividends received from Kronos Worldwide, Inc.	3,522	3,522
Marketable equity securities	8,659	(3,138)
Benefit plan expense greater than cash funding	621	—
Noncash interest expense	157	—
Other, net	268	637
Change in assets and liabilities:
Accounts and other receivables, net	6,757	(5,782)
Inventories, net	(4,664)	(1,452)
Prepaid expenses and other	474	(213)
Accounts payable and accrued liabilities	(1,155)	(2,605)
Accounts with affiliates	(73)	179
Accrued environmental remediation and related costs	(55,977)	(310)
Other noncurrent assets and liabilities, net	(223)	(39)
Net cash provided by (used in) operating activities	(40,188)	7,424

Cash flows from investing activities:
Capital expenditures	(2,165)	(1,522)
Note receivable from affiliate:
Collections	6,400	8,800
Loans	(6,000)	(7,600)
Other	10	—
Net cash used in investing activities	(1,755)	(322)

Cash flows from financing activities:
Dividends paid	(8,794)	(9,776)
Dividends paid to noncontrolling interests in subsidiary	(939)	(944)
Net cash used in financing activities	(9,733)	(10,720)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(51,676)	(3,618)
Balance at beginning of period	184,190	114,053

Balance at end of period	$132,514	$110,435

Supplemental disclosures:
Cash paid for interest	$509	$21
Income taxes, net	93	586
Noncash investing and financing activities:
Change in accruals for capital expenditures	$(424)	$(23)
Right-of-use asset obtained in exchange for a lease liability	—	1,014

See accompanying Notes to Condensed Consolidated Financial Statements.

NLI HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 1 – Organization and basis of presentation:

Organization – At June 30, 2026, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

On May 26, 2026, through a merger transaction, NLI Holdings, Inc. (“NLI”), formerly NL Industries, Inc., was reincorporated in Delaware.

Basis of presentation – Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. We also own approximately 31% of Kronos Worldwide, Inc. (“Kronos”). CompX (NYSE American: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 9, 2026 (the “2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

Unless otherwise indicated, references in this report to “NLI,” “we,” “us” or “our” refer to NLI Holdings, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026

	(In thousands)
Net sales	$40,366	$43,614	$80,638	$84,183

Segment profit	6,320	8,921	12,189	15,971
Corporate expenses	(3,519)	(2,788)	(6,240)	(5,731)
Equity in earnings (losses) of Kronos Worldwide, Inc.	(2,811)	4,644	2,714	3,167
Interest and dividend income	1,504	1,144	3,542	2,396
Marketable equity securities	(108)	443	(8,659)	3,138
Other components of net periodic pension and OPEB cost	(285)	—	(570)	—
Interest expense	(90)	(11)	(666)	(22)
Income tax benefit (expense)	43	(2,462)	66	(3,934)
Net income	$1,054	$9,891	$2,376	$14,985

Note 3 – Accounts and other receivables, net:

	December 31,	June 30,
	2025	2026

	(In thousands)
Trade receivables - CompX	$13,836	$19,634
Other receivables	35	10
Allowance for doubtful accounts	(70)	(70)
Total	$13,801	$19,574

Note 4 – Inventories, net:

	December 31,	June 30,
	2025	2026

	(In thousands)
Raw materials	$5,620	$5,883
Work in process	19,907	21,189
Finished products	4,883	4,684
Total	$30,410	$31,756

Note 5 – Marketable securities:

Our noncurrent marketable securities are equity securities and consist of our investment in the publicly-traded shares of our immediate parent company Valhi, Inc. Our shares of Valhi common stock are carried at fair value using quoted market prices in active markets and represent a Level 1 input within the fair value hierarchy, as defined by ASC Topic 820, Fair Value Measurements and

Disclosures. We record any unrealized gains or losses on the securities in other income (expense) on our Condensed Consolidated Statements of Income.

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	loss, net

		(In thousands)
December 31, 2025
Noncurrent assets - Valhi common stock	1	$14,433	$24,347	$(9,914)

June 30, 2026
Noncurrent assets - Valhi common stock	1	$17,571	$24,347	$(6,776)

At December 31, 2025 and June 30, 2026, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2025 and June 30, 2026, the quoted per share market price of Valhi common stock was $12.05 and $14.67, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 – Investment in Kronos Worldwide, Inc.:

At December 31, 2025 and June 30, 2026, we owned approximately 35.2 million shares of Kronos common stock. At June 30, 2026, the quoted market price of Kronos’ common stock was $6.33 per share, or an aggregate market value of $222.9 million. At December 31, 2025, the quoted market price was $4.42 per share, or an aggregate market value of $155.7 million.

The change in the carrying value of our investment in Kronos during the first six months of 2026 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$230.1
Equity in earnings of Kronos	3.2
Dividends received from Kronos	(3.5)
Equity in Kronos' other comprehensive income:
Currency translation	—
Defined benefit pension plans	.2
Balance at the end of the period	$230.0

Selected financial information of Kronos is summarized below:

	December 31,	June 30,
	2025	2026

	(In millions)
Current assets	$994.5	$942.6
Property and equipment, net	724.3	707.6
Other noncurrent assets	98.0	93.8
Total assets	$1,816.8	$1,744.0

Current liabilities	$368.8	$285.8
Long-term debt	557.4	569.6
Accrued pension costs	80.9	73.7
Other noncurrent liabilities	58.6	63.9
Stockholders’ equity	751.1	751.0
Total liabilities and stockholders’ equity	$1,816.8	$1,744.0

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Net sales	$494.4	$558.1	$984.2	$1,067.9
Cost of sales	431.6	455.3	814.5	881.8
Income from operations	7.4	37.6	45.8	50.2
Income tax expense	3.5	7.7	11.1	10.5
Net income (loss)	(9.2)	15.2	8.9	10.4

Note 7– Accrued and other current liabilities:

	December 31,	June 30,
	2025	2026

	(In thousands)
Employee benefits	$11,569	$8,755
Other	3,452	2,508
Total	$15,021	$11,263

Note 8 – Long-term debt:

During the first six months of 2026, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At June 30, 2026, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate as of and for the six months ended June 30, 2026 was 8.6%. We are in compliance with all covenants at June 30, 2026.

Note 9 – Leases:

In March 2026, CompX entered into an operating lease for its distribution center located in Southern California. Upon commencement, we recognized an operating lease right-of-use asset and a corresponding operating lease liability, which are included in our Condensed Consolidated Balance Sheet. As of June 30, 2026, the remaining lease term of CompX’s operating lease was approximately 7 years and the discount rate associated with such lease was 6.75%.

Note 10 – Other noncurrent liabilities:

	December 31,	June 30,
	2025	2026

	(In thousands)
OPEB	$312	$246
Insurance claims and expenses	684	766
Other	281	156
Total	$1,277	$1,168

Note 11 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In thousands)
Net sales:
Security Products	$30,683	$33,348	$60,913	$63,244
Marine Components	9,683	10,266	19,725	20,939
Total	$40,366	$43,614	$80,638	$84,183

Note 12 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In thousands)
Expected tax expense, at U.S. federal statutory income tax rate of 21%	$212	$2,594	$485	$3,973
Rate differences on equity in earnings (losses) of Kronos, net of dividends	(275)	(247)	(594)	(272)
U.S. state income taxes and other, net	20	115	43	233
Income tax expense (benefit)	$(43)	$2,462	$(66)	$3,934

Comprehensive provision for income taxes allocable to:
Net income	$(43)	$2,462	$(66)	$3,934
Additional paid-in capital	8	21	8	21
Other comprehensive income (loss):
Currency translation	914	(277)	2,026	(7)
Defined benefit pension plans	85	23	170	46
Other	(9)	1	(18)	1
Comprehensive income tax expense	$955	$2,230	$2,120	$3,995

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $3.5 million in each of the first six months of 2025 and 2026, respectively. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos, net of dividends, represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. It did not have a material impact on our consolidated financial statements.

Note 13 – Stockholders’ equity:

Accumulated other comprehensive loss - Changes in accumulated other comprehensive loss attributable to NLI stockholders, including amounts resulting from our investment in Kronos Worldwide (see Note 6), are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(181,238)	$(176,497)	$(185,423)	$(177,512)
Other comprehensive income (loss)	3,437	(1,042)	7,622	(27)
Balance at end of period	$(177,801)	$(177,539)	$(177,801)	$(177,539)

Defined benefit pension plans:
Balance at beginning of period	$(36,349)	$(17,273)	$(36,666)	$(17,359)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	323	85	640	171
Balance at end of period	$(36,026)	$(17,188)	$(36,026)	$(17,188)

OPEB plans:
Balance at beginning of period	$(1,300)	$(1,195)	$(1,267)	$(1,196)
Other comprehensive income (loss) -
Amortization of net gain (loss) included in net periodic OPEB cost	(31)	2	(64)	3
Balance at end of period	$(1,331)	$(1,193)	$(1,331)	$(1,193)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(218,887)	$(194,965)	$(223,356)	$(196,067)
Other comprehensive income (loss)	3,729	(955)	8,198	147
Balance at end of period	$(215,158)	$(195,920)	$(215,158)	$(195,920)

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

Changes in the accrued environmental remediation and related costs during the first six months of 2026 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$13,040
Additions charged to expense, net	561
Payments, net	(872)
Balance at the end of the period	$12,729

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$1,951
Noncurrent liability	10,778
Balance at the end of the period	$12,729

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”), has contractually assumed our obligations. At June 30, 2026, we had accrued approximately $13 million related to approximately 27 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $38 million, including the amounts currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2026, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

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

Note 15 – Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		June 30, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$114,053	$114,053	$110,435	$110,435

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products;
●	Kronos’ ability to realize expected cost savings from strategic and operational initiatives;
●	Kronos’ ability to integrate acquisitions into its operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) or the implementation of tariffs on imported raw materials and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);

●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades, or improvements; technology processing failures; or other events) related to our technology infrastructure (including manufacturing and accounting systems) that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Our ability to retain key customers;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Kronos’ ability to comply with covenants contained in its revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;
●	Uncertainties associated with CompX’s development of new products and product features;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its production process) or other actions.

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

Results of operations

Net income overview

Quarter ended June 30, 2026 compared to the quarter ended June 30, 2025

Our net income attributable to NLI stockholders was $9.0 million, or $.18 per share, in the second quarter of 2026 compared to $.3 million, or $.01 per share, in the second quarter of 2025. As more fully described below, the increase in our net income attributable to NLI stockholders from 2025 to 2026 is primarily due to the net effects of:

●	equity in earnings of Kronos of $4.6 million in 2026 compared to equity in losses of $2.8 million in 2025;
●	higher CompX segment profit of $8.9 million in 2026 compared to $6.3 million in 2025; and
●	an unrealized gain in the relative value of marketable equity securities of $.5 million in 2026 compared to an unrealized loss of $.1 million in 2025.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Our net income attributable to NLI stockholders was $13.3 million, or $.27 per share, in the first six months of 2026 compared to $1.0 million, or $.02 per share, in the first six months of 2025. As more fully described below, the increase in our earnings attributable to NLI stockholders from 2025 to 2026 is primarily due to the net effects of:

●	an unrealized gain in the relative value of marketable equity securities of $3.1 million in 2026 compared to an unrealized loss of $8.6 million in 2025;
●	higher CompX segment profit of $16.0 million in 2026 compared to $12.2 million in 2025;
●	lower interest and dividend income of $2.4 million in 2026 compared to $3.5 million in 2025; and
●	equity in earnings of Kronos of $3.2 million in 2026 compared to $2.7 million in 2025.

Income from operations

The following table shows the components of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2025	2026	Change	2025	2026	Change

	(In millions)			(In millions)
CompX segment profit	$6.3	$8.9	41%	$12.2	$16.0	31%
Corporate expense	(3.5)	(2.8)	(21)	(6.2)	(5.8)	(8)
Income from operations	$2.8	$6.1	119	$6.0	$10.2	72

CompX is our component products business and corporate expense relates to NLI. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income from operations.

	Three months ended June 30,		%	Six months ended June 30,		%
	2025	2026	Change	2025	2026	Change

	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$(2.8)	$4.6	265%	$2.7	$3.2	17%
Marketable equity securities gain (loss)	(.1)	.5	510	(8.6)	3.1	136
Other components of net periodic pension and OPEB cost	(.3)	—	(100)	(.6)	—	(100)
Interest and dividend income	1.5	1.2	(24)	3.5	2.4	(32)
Interest expense	(.1)	—	(88)	(.7)	—	(97)

CompX International Inc.

CompX’s segment profit in the second quarter of 2026 was $8.9 million compared to $6.3 million in the same period of 2025. CompX’s segment profit for the first six months of 2026 was $16.0 million compared to $12.2 million for the comparable prior year period. CompX’s segment profit increased in the second quarter and for the first six months of 2026 due to higher sales and gross margins, predominantly at the Security Products reporting unit, and to a lesser extent, at the Marine Components reporting unit.

	Three months ended June 30,		%	Six months ended June 30,		%
	2025	2026	Change	2025	2026	Change

	(In millions)			(In millions)
Net sales	$40.3	$43.6	8%	$80.6	$84.2	4%
Cost of sales	27.4	28.1	2	55.5	55.4	—
Gross margin	12.9	15.5	21	25.1	28.8	15
Selling, general and administrative expenses	6.6	6.6	1	12.9	12.8	—
Segment profit (1)	$6.3	$8.9	41	$12.2	$16.0	31

Percentage of net sales:
Cost of sales	68%	64%		69%	66%
Gross margin	32	36		31	34
Selling, general and administrative expenses	16	15		16	15
Segment profit	16	20		15	19

(1)	We use segment profit to assess the performance of CompX. Segment profit is defined as gross margin less selling, general and administrative expenses directly attributable to CompX’s operations.

Net sales – CompX’s net sales increased $3.3 million and $3.6 million in the second quarter and for the first six months of 2026, respectively, compared to the same periods in 2025 due to higher Security Products sales across a variety of markets and higher Marine Components sales to the industrial market. See discussion of reporting units below.

Cost of sales and gross margin – CompX’s cost of sales as a percentage of net sales improved by 3.7% and 3.1% in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. As a result, CompX’s gross margin as a percentage of sales increased over the same periods. The improvement in CompX’s gross margin percentage for the second quarter and first six months of 2026 was primarily due to a higher gross margin percentage at Security Products. In addition, improved gross margin performance at Marine Components contributed favorably to the increase in the second-quarter comparative period. See discussion of reporting units below.

Selling, general and administrative expenses – CompX’s selling, general and administrative expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales, administrative costs relating to CompX’s business unit and corporate management activities, and gains and losses on property and equipment. CompX’s selling, general and administrative expenses for the second quarter and first six months of 2026 were comparable to the same periods in 2025. CompX’s selling, general and administrative expenses as a percentage of net sales decreased in the second quarter and first six months of 2026 due to higher coverage of operating costs and expenses as a result of higher sales.

Segment profit – As a percentage of net sales, CompX’s segment profit for the second quarter and the first six months of 2026 increased compared to the same periods of 2025 and was primarily impacted by the factors impacting CompX’s sales, cost of sales, gross margin and selling, general and administrative expenses.  See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their reporting unit profit (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended June 30,		%	Six months ended June 30,		%
	2025	2026	Change	2025	2026	Change

	(In millions)			(In millions)
Security Products:
Net sales	$30.7	$33.3	9%	$60.9	$63.2	4%
Cost of sales	21.1	21.5	2	42.3	41.4	(2)
Gross margin	9.6	11.8	23	18.6	21.8	18
Selling, general and administrative expenses	3.8	3.8	—	7.3	7.2	—
Reporting unit profit (2)	$5.8	$8.0	39	$11.3	$14.6	29

Gross margin	31%	35%		31%	35%
Reporting unit profit margin	19	24		19	23
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Security Products – Security Products net sales increased 9% in the second quarter of 2026 compared to the same period in 2025 primarily due to $.9 million higher sales to the healthcare market, $.7 million higher sales to the transportation market, $.5 million higher sales to distributors and $.4 million higher sales to the tool storage market. Security Products net sales increased 4% in the first six months of 2026 compared to the same period in 2025 primarily due to $.8 million higher sales to the transportation market, $.7 million higher sales to the tool storage market, $.6 million higher sales to the healthcare market and $.4 million higher sales to distributors. Sales to the government security market in the second quarter and in the first six months of 2026 were comparable to the same periods in 2025.

Gross margin as a percentage of net sales increased in the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to a more favorable customer and product mix and lower cost of sales driven by lower employer-related medical expenses and the one-time recovery of prior-period import costs recognized during the second quarter of 2026. Reporting unit profit margin increased for both periods, primarily due to the improvement in gross margin and increased coverage of selling, general and administrative expenses on higher sales.

	Three months ended June 30,		%	Six months ended June 30,		%
	2025	2026	Change	2025	2026	Change

	(In millions)			(In millions)
Marine Components:
Net sales	$9.6	$10.3	6%	$19.7	$21.0	6%
Cost of sales	6.3	6.6	3	13.2	14.0	6
Gross margin	3.3	3.7	12	6.5	7.0	7
Selling, general and administrative expenses	1.0	.9	4	1.9	1.9	2
Reporting unit profit (2)	$2.3	$2.8	16	$4.6	$5.1	10

Gross margin	35%	37%		33%	33%
Reporting unit profit margin	25	27		24	24
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Marine Components – Marine Components net sales increased 6% in both the second quarter and  first six months of 2026 compared to the same periods in 2025. The increase in second quarter sales was primarily due to $1.6 million higher sales to the industrial market, partially offset by $1.0 million lower sales to the government market. The increase in sales for the first six months of 2026 was primarily due to $3.5 million higher sales to the industrial market, partially offset by $1.5 million lower sales to the towboat market and $1.0 million lower sales to the government market. Towboat market sales in the first quarter of 2025 benefited from a one-time customer stocking event that did not repeat in 2026.

Gross margin as a percentage of net sales increased in the second quarter of 2026 compared to the same period in 2025 primarily due to a more favorable customer and product mix, partially offset by higher cost of sales, including increased maintenance and supply costs. Reporting unit profit margin increased in the second quarter of 2026 primarily due to the factors impacting gross margin. Gross margin as a percentage of net sales for the first six months of 2026 was comparable to the same period in 2025 as a more favorable customer and product mix and increased coverage of fixed costs on higher sales were largely offset by higher cost of sales, including sales of higher-cost inventory and increased maintenance and supply costs. Reporting unit profit margin increased for the first six months of 2026 primarily due to increased coverage of selling, general and administrative expenses on higher sales.

Outlook – CompX’s results for the first six months of 2026 reflected higher sales and favorable customer and product mix for both the Security Products and Marine Components reporting units. CompX expects these trends to continue through the remainder of 2026, and it currently expects net sales for the full year of 2026 to exceed 2025 levels (excluding the impact of the one-time stocking event noted above). Within Security Products, CompX expects demand from several end markets, including healthcare, transportation and tool storage, to remain strong in the second half of 2026. Within Marine Components, CompX expects increased demand will continue to be driven by industrial market demand, particularly aeroderivative demand, while recreational marine and towboat-related demand is expected to remain relatively consistent with 2025 levels. Based on CompX’s first-half operating performance, it currently expects full-year gross margin and segment profit margin to exceed 2025 levels, although margins during the second half of 2026 may be challenged by the factors discussed below. CompX’s future operating results will continue to be influenced by product and customer mix, raw material costs and overall demand levels in the markets it serves.

CompX manufactures substantially all of its products in the U.S. and sources a substantial majority of its raw materials from U.S. suppliers. CompX also sources certain components, primarily electronic components, from suppliers in Asia, including China. Beginning in the second quarter of 2025 and continuing through the second quarter of 2026, CompX experienced cost increases for certain imported raw materials, primarily electronic components, including increases in tariffs and shipping costs. In addition, inflationary pressures have increased costs for certain domestically-sourced raw materials. Where possible, CompX increases selling prices to recover these higher raw material costs, although the extent to which it can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, duration of tariffs, and CompX’s customers’ ability to substitute alternative products. Accordingly, CompX continues to closely monitor raw material costs, including zinc, brass, aluminum, steel and energy, as well as current and anticipated customer demand levels, to ensure its production capacity and inventory levels remain aligned with market conditions.

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

General corporate and other items

Corporate expense – Corporate expenses were $2.8 million in the second quarter of 2026, $.7 million lower than in the second quarter of 2025, primarily due to lower environmental remediation and related costs. Included in corporate expense in the second quarter of 2025 and 2026 are:

●	litigation fees and related costs of $.6 million in 2026 compared to $.7 million in 2025, and
●	environmental remediation and related costs of $.2 million in 2026 compared to $.9 million in 2025.

Corporate expenses were $5.8 million in the first six months of 2026, $.4 million lower than in the first six months of 2025, primarily due to lower environmental remediation and related costs, partially offset by higher general and administrative costs. Included in corporate expense in the first six months of 2025 and 2026 are:

●	litigation fees and related costs of $1.2 million in each of 2026 and 2025, and

●	environmental remediation and related costs of $.6 million in 2026 compared to $1.5 million in 2025.

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

Overall, we currently expect that our net general corporate expenses in 2026 will be higher than in 2025 primarily due to expected increases in litigation fees and related costs, predominantly in the second half of the year. See Note 14 to our Condensed Consolidated Financial Statements.

Interest and dividend income – Interest and dividend income decreased in the second quarter and first six months of 2026 compared to the same periods of 2025 primarily due to decreased average investment balances and lower average interest rates.

Marketable equity securities – We recognized an unrealized gain of $.5 million on the change in value of our marketable equity securities in the second quarter of 2026 compared to an unrealized loss of $.1 million in the second quarter of 2025. We recognized an unrealized gain of $3.1 million on the change in value of our marketable equity securities in the first six months of 2026 compared to an unrealized loss of $8.6 million in the first six months of 2025. See Note 5 to our Condensed Consolidated Financial Statements.

Other components of net periodic pension and OPEB costs - Other components of net periodic pension and OPEB costs decreased in the second quarter and first six months of 2026 compared to the same periods of 2025 as a result of the pension plan liability settlement completed in the fourth quarter of 2025.

Interest expense – Interest expense decreased in the second quarter and first six months of 2026 compared to the same periods of 2025 primarily due to the final payment of a structured settlement obligation in October of 2025.

Income tax expense – We recognized income tax expense of  $2.5 million in the second quarter of 2026 compared to an income tax benefit of less than $.1 million in the second quarter of 2025 and income tax expense of $3.9 million in the first half of 2026 compared to an income tax benefit of $.1 million in the first half of 2025. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $3.5 million in the first six months of 2025 and 2026, respectively.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was an effective tax rate of 12.4% in the first six months of 2026 compared to a negative effective tax rate of .9% in the first six months of 2025. The change in our effective rate from 2025 to 2026 is primarily attributable to Kronos’ anticipated higher full year earnings in 2026 as compared to 2025. See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2026 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX increased during the second quarter and first six months of 2026 compared to the same prior year period. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc. –

	Three months ended June 30,		%	Six months ended June 30,		%
	2025	2026	Change	2025	2026	Change
	(In millions)			(In millions)
Net sales	$494.4	$558.1	13%	$984.2	$1,067.9	9%
Cost of sales	431.6	455.3	5	814.5	881.8	8
Gross margin	$62.8	$102.8	64	$169.7	$186.1	10

Income from operations	$7.4	$37.6	408%	$45.8	$50.2	10%
Interest and dividend income	.3	.3		.7	.5
Marketable equity securities unrealized gain (loss)	—	—		(1.0)	.3
Other components of net periodic pension and OPEB cost	(.6)	(.8)		(1.1)	(1.6)
Interest expense	(12.8)	(14.2)		(24.4)	(28.5)
Income (loss) before income taxes	(5.7)	22.9		20.0	20.9
Income tax expense	3.5	7.7		11.1	10.5
Net (loss) income	$(9.2)	$15.2		$8.9	$10.4
Percentage of net sales:
Cost of sales	87%	82%		83%	83%
Income from operations	1	7		4	5

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(2.8)	$4.6		$2.7	$3.2

TiO2 operating statistics:
Sales volumes*	132	153	16%	268	295	10%
Production volumes*	125	135	8	268	263	(2)

Change in TiO2 net sales:
TiO2 sales volumes			16%			10%
TiO2 product pricing			(3)			(4)
TiO2 product mix/other			(2)			(1)
Changes in currency exchange rates			2			4
Total			13%			9%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends, and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2026 with average TiO2 selling prices lower than at the beginning of 2025; however, its average TiO2 selling prices increased 4% during the first six months of 2026. During the second quarter of 2026, Kronos announced and implemented various price increases and surcharges in response to higher operating costs. Kronos’ average TiO2 selling prices for the first six months of 2026 were 4% lower than its average TiO2 selling prices for the first six months of 2025. Overall, Kronos’ sales volumes increased in the first six months of 2026 compared to the same period in 2025 primarily due to market share gains across all markets resulting from changing competitive and supply conditions and the continued effect of anti-dumping duties which remain in effect in certain markets.

During the fourth quarter of 2025, Kronos implemented cost reduction initiatives, including workforce reductions and other measures, to permanently improve its cost structure and enable more efficient operation of its facilities at lower production rates for extended periods. As a result, Kronos adjusted its normal production capacity range in 2026 to reflect its production capabilities under this new cost structure.

Excluding the effect of changes in currency exchange rates, Kronos’ cost of sales per metric ton of TiO2 sold in the first half of 2026 was lower than the comparable period of 2025 due to decreases in per metric ton production costs driven primarily by the cost reduction initiatives discussed above, as well as lower raw material costs (primarily feedstock costs) and lower unabsorbed fixed costs.

Net sales – Kronos’ net sales in the second quarter of 2026 increased 13%, or $63.7 million, compared to the second quarter of 2025 primarily due to the effects of a 16% increase in sales volumes (which increased net sales by approximately $79 million) and the favorable impact of changes in currency exchange rates (primarily the euro) which it estimates increased its net sales by approximately $10 million. These increases were partially offset by a 3% decrease in average TiO2 selling prices (which decreased net sales by approximately $15 million) and by changes in product mix, primarily due to lower average selling prices and lower sales volumes in Kronos’ complementary businesses. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, change in the relative level of supply and demand as well as change in raw material and other manufacturing costs.

Kronos’ sales volumes increased 16% in the second quarter of 2026 as compared to the second quarter of 2025 primarily due to market share gains in all major markets resulting from changing competitive and supply conditions and anti-dumping duties that remain in effect in certain markets.

Kronos’ net sales in the first six months of 2026 increased 9%, or $83.7 million, compared to the first six months of 2025 primarily due to the effects of a 10% increase in sales volumes (which increased net sales by approximately $98 million) and the favorable impact of changes in currency exchange rates (primarily the euro), which Kronos estimates increased its net sales by approximately $41 million. These increases were partially offset by a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $39 million) and by changes in product mix, primarily due to lower average selling prices and lower sales volumes in Kronos’ complementary businesses. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, change in the relative level of supply and demand as well as change in raw material and other manufacturing costs.

Kronos’ sales volumes increased 10% in the first six months of 2026 as compared to the same period in 2025 primarily due to market share gains in all major markets resulting from changing competitive and supply conditions and anti-dumping duties that remain in effect in certain markets.

Cost of sales and gross margin – Kronos’ cost of sales increased by $23.7 million, or 5%, in the second quarter of 2026 compared to the second quarter of 2025 due to a 16% increase in sales volumes and the unfavorable impact from changes in currency exchange rates. These increases were partially offset by lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025, lower raw material costs (primarily feedstock) and lower unabsorbed fixed costs. Unabsorbed fixed costs were not material in the second quarter of 2026 compared to approximately $20 million in the second quarter of 2025.

Kronos’ cost of sales as a percentage of net sales improved to 82% in the second quarter of 2026 compared to 87% in the same period of 2025, primarily due to the favorable effects of higher sales volumes and lower production costs, discussed above. These favorable impacts were partially offset by lower average TiO2 selling prices and the unfavorable impact of lower average selling prices and sales volumes within Kronos’ complementary businesses.

Kronos’ gross margin as a percentage of net sales increased to 18% in the second quarter of 2026 compared to 13% in the second quarter of 2025. Kronos’ gross margin as a percentage of net sales increased primarily due to the net effects of higher sales volumes, lower average TiO2 selling prices, lower production costs as discussed above, and the unfavorable impact from changes in currency exchange rates.

Kronos’ cost of sales increased by $67.3 million, or 8%, in the first six months of 2026 compared to the first six months of 2025 due to a 10% increase in sales volumes and the unfavorable impact from changes in currency exchange rates. These increases were partially offset by lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025, lower raw material costs (primarily feedstock), and lower unabsorbed fixed costs. Unabsorbed fixed costs were not material in the first six months of 2026 compared to $30 million in the first six months of 2025.

Kronos’ cost of sales as a percentage of net sales was comparable at 83% in the first six months of 2026 and 2025 as the favorable effects of higher sales volumes and lower cost of inventory sold were offset by lower average TiO2 selling prices, the unfavorable impact of changes in currency exchange rates, and lower average selling prices and sales volumes within Kronos’ complementary businesses.

Kronos’ gross margin as a percentage of net sales was comparable at 17% in the first six months of 2026 and 2025 based on the factors affecting net sales and cost of sales, discussed above.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense increased $2.4 million, or 4%, in the second quarter of 2026 compared to the second quarter of 2025, as the unfavorable impact of changes in currency exchange rates and higher distribution costs more than offset cost savings realized from the fourth quarter of 2025 restructuring. Excluding the effects of changes in currency exchange rates, Kronos’ distribution costs increased primarily due to higher sales volumes and elevated U.S. freight rates beginning early in the second quarter of 2026. Kronos’ selling, general and administrative expense as a percentage of net sales decreased to 12% in the second quarter of 2026 compared to 13% in the second quarter of 2025, primarily due to the effects of higher sales.

Kronos’ selling, general and administrative expense increased $4.4 million, or 4%, in the first six months of 2026 compared to the first six months of 2025, as the unfavorable impact of changes in currency exchange rates and slightly higher distribution costs more than offset cost savings realized from the fourth quarter of 2025 restructuring. Excluding the effects of changes in currency exchange rates, Kronos’ distribution costs increased primarily due to higher sales volumes and elevated U.S. freight rates beginning early in the second quarter of 2026. These increases more than offset the benefit of the restructuring implemented in the fourth quarter of 2025 and the one-time impact of additional warehousing costs in the first quarter of 2025 to position finished goods inventory in the U.S. in advance of anticipated U.S. federal government tariff announcements. Kronos’ selling, general and administrative expense as a percentage of net sales decreased to 12% in the first six months of 2026 compared to 13% in the same period of 2025, primarily due to the effects of higher sales.

Income from operations – Kronos’ income from operations increased by $30.2 million to $37.6 million in the second quarter of 2026 compared to $7.4 million in the second quarter of 2025, primarily as a result of the factors impacting gross margin discussed above. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $12 million in the second quarter of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Kronos’ income from operations increased by $4.4 million to $50.2 million in the first six months of 2026 compared to $45.8 million in the first six months of 2025, primarily as a result of the factors impacting gross margin discussed above. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $18 million in the first six months of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) – Kronos’ interest expense in the second quarter of 2026 increased by $1.4 million compared to the second quarter of 2025 primarily due to higher average debt balances and higher interest rates. Other components of net periodic pension and OPEB cost in the second quarter of 2026 increased $.2 million compared to the second quarter of 2025 primarily due to lower expected return on plan assets.

Kronos’ interest expense in the first six months of 2026 increased by $4.1 million compared to the first six months of 2025 primarily due to higher average debt balances and higher interest rates. Other components of net periodic pension and OPEB costs in the first six months of 2026 increased $.5 million compared to the first six months of 2025 primarily due to lower expected return on plan assets. Kronos recognized an unrealized gain of $.3 million in the first six months of 2026 related to the change in marketable equity securities compared to an unrealized loss of $1.0 million in the same period of 2025.

Income tax expense – Kronos recognized income tax expense of $7.7 million in the second quarter of 2026 compared to income tax expense of $3.5 million in the second quarter of 2025. The increase is primarily due to higher earnings in the second quarter of 2026 and the jurisdictional mix of such earnings. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of Kronos’ non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowances, changes in its reserve for uncertain tax positions, or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of  Kronos’ sizeable non-U.S. operations.

Kronos’ recognized income tax expense of $10.5 million in the first six months of 2026 compared to income tax expense of $11.1 million in the same period of 2025. The decrease is primarily due to the jurisdictional mix of earnings partially offset by a net uncertain tax position of $2.0 million recognized in the first quarter of 2026. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of Kronos’ non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowances, changes in its reserve for uncertain tax positions, or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of Kronos’ sizeable non-U.S. operations.

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

Impact of changes in currency exchange rates
Three months ended June 30, 2026 vs June 30, 2025
				Translation
				gains (losses)	Total currency
	Transaction losses recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$—	$—	$—	$10	$10
Income from operations	9	(1)	(10)	(2)	(12)

The $10 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $12 million decrease in income from operations was comprised of the following:

●	Higher net currency transaction losses of approximately $10 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations. In the first quarter of 2025, Kronos entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. Kronos recognized a $2.3 million currency transaction gain for the three months ended June 30, 2025, and
●	Approximately $2 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as local currency-denominated operating costs were translated into more U.S. dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S. dollar on euro-denominated sales more than offset the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Impact of changes in currency exchange rates
Six months ended June 30, 2026 vs June 30, 2025
				Translation
				gains/(losses)	Total currency
	Transaction gains recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$—	$—	$—	$41	$41
Income from operations	5	(6)	(11)	(7)	(18)

The $41 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $18 million decrease in income from operations was comprised of the following:

●	Higher net currency transaction losses of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations. In the first quarter of 2025, Kronos entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. Kronos recognized a $3.2 million currency transaction gain for the six months ended June 30, 2025, and
●	Approximately $7 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as local currency-denominated operating costs were translated into more U.S dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S. dollar on euro-denominated sales more than offset the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Outlook

During the second quarter of 2026, Kronos continued the positive momentum from the first quarter, with sales volumes improving compared to the same period in 2025. Kronos’ volume growth was driven by higher sales across all major markets as a result of market share gains, particularly in Europe, reflecting changing competitive and supply conditions that created opportunities to expand its customer base. While demand has improved compared to 2025, overall demand remains below historical levels, particularly in North America, where demand continues to be affected by broader economic uncertainty, prolonged elevated interest rates and subdued consumer spending. Kronos believes industry-wide TiO2 inventories remain constrained and customer order levels have improved in response to geopolitical instability and recent supply and shipping disruptions in certain regions. As a result, customer order lead times have lengthened. Kronos’ order backlog entering the third quarter is favorable compared to prior year, providing greater flexibility in its near- and intermediate-term production planning.

Based on Kronos’ performance during the first six months of 2026, it currently expects full-year net sales to exceed 2025 levels and expects gross margin and operating income margins to improve compared to 2025. Kronos implemented additional price increases and surcharges during the second quarter of 2026 in response to higher production, energy and logistic costs, and it expects the overall pricing environment to remain favorable through the remainder of the year. While Kronos’ overall selling prices remain below prior year levels, industry supply conditions and ongoing pricing initiatives are expected to support further price increases during the second half of 2026. However, additional pricing actions may be required to further improve profit margins toward historical levels.

The cost-reduction initiatives Kronos implemented during the fourth quarter of 2025, including workforce reductions and other measures designed to align its cost structure with current demand continue to benefit Kronos’ operating results in 2026. During the second quarter of 2026, Kronos realized improved gross margins, and it expects margins to continue to benefit from lower cost inventory produced during 2026 and more favorable selling prices. Kronos’ operational restructuring allows it to run its facilities more efficiently at lower production rates for extended periods while maintaining flexibility to respond to changing market conditions. Kronos operated its facilities within its normal capacity range during the first six months of 2026, and Kronos currently expects to continue operating within its normal capacity range for the remainder of the year.

Kronos remains focused on improving profitability through pricing actions, disciplined cost management and continued execution of its operating cost structural realignment initiatives. Kronos also continues to pursue targeted sales growth opportunities in regions affected by changing competitive and supply conditions, logistical challenges and trade measures that have reduced the competitiveness of certain imports.

Kronos’ liquidity and capital resources remain sufficient to support its operations and planned capital investments. While Kronos typically experiences significant seasonal cash usage in the first half of the year, it expects cash on hand to improve over the remainder of the year. Kronos will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. Kronos believes its revolving credit facility availability, combined with the absence of near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation requirements.

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

Net cash provided by operating activities was $7.4 million in the first six months of 2026 compared to net cash used in operating activities of $40.2 million in the first six months of 2025. The increase in net cash provided by operating activities in the first six months of 2026 is primarily due to the net effects of:

●	lower cash paid for environmental remediation and related costs of $55.7 million primarily due to the payment of a settlement for an environmental remediation site in 2025;
●	higher net cash used by relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2026 of $11.5 million; and
●	higher segment profit from CompX in 2026 of $3.8 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NLI Parent in the table below is a reference to NLI Holdings, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Six months ended
	June 30,
	2025	2026

	(In millions)
Net cash provided by (used in) operating activities:
CompX	$4.6	$6.0
NLI Parent and wholly-owned subsidiaries	(38.3)	7.8
Eliminations	(6.5)	(6.4)
Total	$(40.2)	$7.4

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in average days sales outstanding increased from December 31, 2025 to June 30, 2026 primarily as a result of differences in the timing of sales and collections relative to the end of the quarter, including differences arising from CompX’s fiscal month-end close occurring before the calendar month-end, when certain large customers typically remit payments. Total average number of days in inventory decreased from December 31, 2025 to June 30, 2026 due to a reduction in days in inventory at CompX’s Security Products reporting unit, driven by higher sales volumes in the second quarter of 2026 compared to the fourth quarter of 2025. This improvement was partially offset by an increase in days in inventory at CompX’s Marine Components reporting unit, primarily due to higher work-in-process inventory balances resulting from delays in certain raw material shipments, as well as the timing of customer order fulfillment. For comparative purposes, we have provided December 31, 2024 and June 30, 2025 numbers below.

	December 31,	June 30,	December 31,	June 30,
	2024	2025	2025	2026
Days sales outstanding	33 days	38 days	33 days	41 days
Days in inventory	94 days	109 days	108 days	103 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $1.5 million in the first six months of 2026 compared to $2.2 million in the first six months of 2025. During the first six months of 2026, Valhi repaid a net $1.2 million under the promissory note ($7.6 million of gross borrowings and $8.8 million of gross repayments). During the first six months of 2025, Valhi repaid a net $.4 million under the promissory note ($6.0 million of gross borrowings and $6.4 million of gross repayments).

Financing activities

Our board of directors declared a quarterly dividend of $.10 per share in each of the first, second and third quarters of 2026, and our board of directors declared a quarterly dividend of $.09 per share in each of the first, second and third quarters of 2025. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in each of the first six months of 2025 and 2026 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At June 30, 2026, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at June 30, 2026. See Note 8 to our Condensed Consolidated Financial Statements.

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

At June 30, 2026, we had aggregate restricted and unrestricted cash and cash equivalents of $110.4 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$52.4
NLI Parent and wholly-owned subsidiaries	58.0
Total	$110.4

In addition, at June 30, 2026 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $17.6 million. See Note 5 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at June 30, 2026 with an aggregate market value of $222.9 million. See Note 6 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2027) and long-term obligations (defined as the five-year period ending June 30, 2031) including any amounts CompX might lend from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At June 30, 2026, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at June 30, 2026 totaled $1.1 million. CompX expects to spend approximately $5.5 million during 2026 on capital investments, primarily to increase CompX’s capacity through investments in manufacturing equipment, including new technologies and increased automation and for improvements to its manufacturing facilities.

Repurchases of common stock

At June 30, 2026, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2026, based on the number of shares of common stock of these affiliates we own as of June 30, 2026 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	June 30, 2026	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.05	$7.0
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$20.3

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2026.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, our March 31, 2026 Quarterly Report on Form 10-Q and our 2025 Annual Report for descriptions of certain legal proceedings.

California Department of Toxic Substances v. NL Industries, Inc.  In July 2026, the trial court set the amount of past costs recoverable under CERCLA at $27.5 million, but did not allocate that amount among the defendants. We have denied liability and will continue to defend vigorously against all claims.

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

NLI HOLDINGS, INC.
(Registrant)

Date: August 5, 2026	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer)

Date: August 5, 2026	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller)