Form 10-Q
period 2026-09-30
NLI HOLDINGS, INC.
filed 2026-11-05
CIK 72162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock, $.125 par value per share, outstanding on November 2, 2026  48,898,734.

NLI HOLDINGS, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	December 31,	September 30,
	2025	2026
ASSETS
Current assets:
Cash and cash equivalents	$110,615	$111,194
Restricted cash and cash equivalents	3,123	2,906
Accounts and other receivables, net	13,801	19,184
Inventories, net	30,410	33,168
Prepaid expenses and other	1,954	2,469

Total current assets	159,903	168,921

Other assets:
Note receivable from affiliate	8,000	5,900
Marketable securities	14,433	18,457
Investment in Kronos Worldwide, Inc.	230,088	240,154
Goodwill	27,156	27,156
Operating lease right-of-use asset	—	964
Other assets, net	931	958

Total other assets	280,608	293,589

Property and equipment:
Land	5,390	5,413
Buildings	23,634	23,641
Equipment	78,021	79,628
Construction in progress	477	1,202
	107,522	109,884
Less accumulated depreciation	83,813	85,251

Net property and equipment	23,709	24,633

Total assets	$464,220	$487,143

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands)

	December 31,	September 30,
	2025	2026
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,697	$6,664
Accrued and other current liabilities	15,021	13,200
Accrued environmental remediation and related costs	2,071	2,053
Payables to affiliates	791	1,370

Total current liabilities	20,580	23,287

Noncurrent liabilities:
Long-term debt from affiliate	500	500
Accrued environmental remediation and related costs	10,969	10,653
Deferred income taxes	54,103	59,786
Operating lease liability	—	886
Other	1,277	1,146

Total noncurrent liabilities	66,849	72,971

Equity:
NLI stockholders' equity:
Preferred stock	—	—
Common stock	6,107	6,112
Additional paid-in capital	299,349	299,939
Retained earnings	249,380	260,756
Accumulated other comprehensive loss	(196,067)	(194,944)

Total NLI stockholders' equity	358,769	371,863

Noncontrolling interest in subsidiary	18,022	19,022

Total equity	376,791	390,885

Total liabilities and equity	$464,220	$487,143

Commitments and contingencies (Notes 12 and 14)

See accompanying notes to Condensed Consolidated Financial Statements.

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026
Net sales	$39,950	$43,991	$120,588	$128,174
Cost of sales	28,921	30,963	84,506	86,358

Gross margin	11,029	13,028	36,082	41,816

Selling, general and administrative expense	6,268	6,638	19,132	19,455
Corporate expense	2,910	3,247	9,150	8,978

Income from operations	1,851	3,143	7,800	13,383

Equity in earnings (losses) of Kronos Worldwide, Inc.	(11,318)	10,663	(8,604)	13,830

Other income (expense):
Interest and dividend income	2,076	1,264	5,618	3,660
Marketable equity securities	(456)	886	(9,115)	4,024
Other components of net periodic pension and OPEB cost	(285)	—	(855)	—
Interest expense	(90)	(11)	(756)	(33)

Income (loss) before income taxes	(8,222)	15,945	(5,912)	34,864

Income tax expense (benefit)	(854)	2,511	(920)	6,445

Net income (loss)	(7,368)	13,434	(4,992)	28,419
Noncontrolling interest in net income of subsidiary	503	691	1,857	2,378

Net income (loss) attributable to NLI stockholders	$(7,871)	$12,743	$(6,849)	$26,041

Amounts attributable to NLI stockholders:
Basic and diluted net income (loss) per share	$(.16)	$.26	$(.14)	$.53

Weighted average shares used in the calculation of net income (loss) per share	48,863	48,899	48,855	48,881

See accompanying notes to Condensed Consolidated Financial Statements.

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026
Net income (loss)	$(7,368)	$13,434	$(4,992)	$28,419

Other comprehensive income (loss), net of tax:
Currency translation	30	889	7,652	862
Defined benefit pension plans	326	85	966	256
Other postretirement benefit plans	(31)	2	(95)	5

Total other comprehensive income, net	325	976	8,523	1,123

Comprehensive income (loss)	(7,043)	14,410	3,531	29,542
Comprehensive income attributable to noncontrolling interest	503	691	1,857	2,378

Comprehensive income (loss) attributable to NLI stockholders	$(7,546)	$13,719	$1,674	$27,164

See accompanying notes to Condensed Consolidated Financial Statements.

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Three months ended September 30, 2025 and 2026
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at June 30, 2025	$6,107	$299,349	$307,284	$(215,158)	$19,429	$417,011
Net income (loss)	—	—	(7,871)	—	503	(7,368)
Other comprehensive income, net of tax	—	—	—	325	—	325
Dividends paid - $.30 per share	—	—	(14,659)	—	—	(14,659)
Dividends paid to noncontrolling interest	—	—	—	—	(2,037)	(2,037)

Balance at September 30, 2025	$6,107	$299,349	$284,754	$(214,833)	$17,895	$393,272

Balance at June 30, 2026	$6,112	$299,939	$252,902	$(195,920)	$18,806	$381,839
Net income	—	—	12,743	—	691	13,434
Other comprehensive income, net of tax	—	—	—	976	—	976
Dividends paid - $.10 per share	—	—	(4,889)	—	—	(4,889)
Dividends paid to noncontrolling interest	—	—	—	—	(475)	(475)

Balance at September 30, 2026	$6,112	$299,939	$260,756	$(194,944)	$19,022	$390,885

	Nine months ended September 30, 2025 and 2026
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total
	stock	capital	earnings	loss	subsidiary	equity
Balance at December 31, 2024	$6,105	$299,099	$315,056	$(223,356)	$18,999	$415,903
Net income (loss)	—	—	(6,849)	—	1,857	(4,992)
Other comprehensive income, net of tax	—	—	—	8,523	—	8,523
Issuance of NLI common stock	2	118	—	—	—	120
Dividends paid - $.48 per share	—	—	(23,453)	—	—	(23,453)
Dividends paid to noncontrolling interest	—	—	—	—	(2,976)	(2,976)
Other, net	—	132	—	—	15	147

Balance at September 30, 2025	$6,107	$299,349	$284,754	$(214,833)	$17,895	$393,272

Balance at December 31, 2025	$6,107	$299,349	$249,380	$(196,067)	$18,022	$376,791
Net income	—	—	26,041	—	2,378	28,419
Other comprehensive income, net of tax	—	—	—	1,123	—	1,123
Issuance of NLI common stock	5	235	—	—	—	240
Dividends paid - $.30 per share	—	—	(14,665)	—	—	(14,665)
Dividends paid to noncontrolling interest	—	—	—	—	(1,419)	(1,419)
Other, net	—	355	—	—	41	396

Balance at September 30, 2026	$6,112	$299,939	$260,756	$(194,944)	$19,022	$390,885

See accompanying notes to Condensed Consolidated Financial Statements

NLI HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2025	2026
Cash flows from operating activities:
Net income (loss)	$(4,992)	$28,419
Depreciation and amortization	2,764	2,594
Deferred income taxes	(1,011)	5,364
Equity in (earnings) losses of Kronos Worldwide, Inc.	8,604	(13,830)
Dividends received from Kronos Worldwide, Inc.	5,283	5,283
Marketable equity securities	9,115	(4,024)
Benefit plan expense greater than cash funding	852	—
Noncash interest expense	236	—
Other, net	274	850
Change in assets and liabilities:
Accounts and other receivables, net	5,810	(5,408)
Inventories, net	(2,769)	(3,042)
Prepaid expenses and other	130	(521)
Accounts payable and accrued liabilities	(234)	1,569
Accounts with affiliates	23	579
Accrued environmental remediation and related costs	(56,143)	(332)
Other noncurrent assets and liabilities, net	(195)	(79)
Net cash provided by (used in) operating activities	(32,253)	17,422

Cash flows from investing activities:
Capital expenditures	(3,148)	(3,073)
Note receivable from affiliate:
Collections	11,900	14,400
Loans	(10,700)	(12,300)
Other	10	—
Net cash used in investing activities	(1,938)	(973)

Cash flows from financing activities:
Dividends paid	(23,453)	(14,665)
Dividends paid to noncontrolling interests in subsidiary	(2,976)	(1,419)
Net cash used in financing activities	(26,429)	(16,084)

Cash and cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(60,620)	365
Balance at beginning of period	184,190	114,053

Balance at end of period	$123,570	$114,418

Supplemental disclosures:
Cash paid for interest	$520	$32
Income taxes, net	95	699
Noncash investing and financing activities:
Change in accruals for capital expenditures	$(429)	$447
Right-of-use asset obtained in exchange for a lease liability	—	1,014

See accompanying Notes to Condensed Consolidated Financial Statements.

NLI HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 1 – Organization and basis of presentation:

Organization – At September 30, 2026, Valhi, Inc. (NYSE: VHI) held approximately 83% of our outstanding common stock and a wholly-owned subsidiary of Contran Corporation held approximately 91% of Valhi’s outstanding common stock. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran, and therefore may be deemed to indirectly control the wholly-owned subsidiary of Contran, Valhi and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 9, 2026 (the “2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2026	2025	2026

	(In thousands)
Net sales	$39,950	$43,991	$120,588	$128,174

Segment profit	4,761	6,390	16,950	22,361
Corporate expenses	(2,910)	(3,247)	(9,150)	(8,978)
Equity in earnings (losses) of Kronos Worldwide, Inc.	(11,318)	10,663	(8,604)	13,830
Interest and dividend income	2,076	1,264	5,618	3,660
Marketable equity securities	(456)	886	(9,115)	4,024
Other components of net periodic pension and OPEB cost	(285)	—	(855)	—
Interest expense	(90)	(11)	(756)	(33)
Income tax benefit (expense)	854	(2,511)	920	(6,445)
Net income (losses)	$(7,368)	$13,434	$(4,992)	$28,419

Note 3 – Accounts and other receivables, net:

	December 31,	September 30,
	2025	2026

	(In thousands)
Trade receivables - CompX	$13,836	$19,242
Other receivables	35	27
Allowance for doubtful accounts	(70)	(85)
Total	$13,801	$19,184

Note 4 – Inventories, net:

	December 31,	September 30,
	2025	2026

	(In thousands)
Raw materials	$5,620	$6,196
Work in process	19,907	22,118
Finished products	4,883	4,854
Total	$30,410	$33,168

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

Disclosures. We record any unrealized gains or losses on the securities in other income (expense) on our Condensed Consolidated Statements of Income.

	Fair value
	measurement	Market	Cost	Unrealized
	level	value	basis	loss, net

		(In thousands)
December 31, 2025
Noncurrent assets - Valhi common stock	1	$14,433	$24,347	$(9,914)

September 30, 2026
Noncurrent assets - Valhi common stock	1	$18,457	$24,347	$(5,890)

At December 31, 2025 and September 30, 2026, we held approximately 1.2 million shares of common stock of our immediate parent company, Valhi, Inc. At December 31, 2025 and September 30, 2026, the quoted per share market price of Valhi common stock was $12.05 and $15.41, respectively.

The Valhi common stock we own is subject to restrictions on resale pursuant to certain provisions of the SEC Rule 144. In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware General Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.

Note 6 – Investment in Kronos Worldwide, Inc.:

At December 31, 2025 and September 30, 2026, we owned approximately 35.2 million shares of Kronos common stock. At September 30, 2026, the quoted market price of Kronos’ common stock was $7.65 per share, or an aggregate market value of $269.4 million. At December 31, 2025, the quoted market price was $4.42 per share, or an aggregate market value of $155.7 million.

The change in the carrying value of our investment in Kronos during the first nine months of 2026 is summarized below.

Amount
(In millions)
Balance at the beginning of the period	$230.1
Equity in earnings of Kronos	13.8
Dividends received from Kronos	(5.3)
Equity in Kronos' other comprehensive income:
Currency translation	1.3
Defined benefit pension plans	.3
Balance at the end of the period	$240.2

Selected financial information of Kronos is summarized below:

	December 31,	September 30,
	2025	2026

	(In millions)
Current assets	$994.5	$949.1
Property and equipment, net	724.3	708.2
Other noncurrent assets	98.0	85.6
Total assets	$1,816.8	$1,742.9

Current liabilities	$368.8	$287.8
Long-term debt	557.4	539.9
Accrued pension costs	80.9	71.5
Other noncurrent liabilities	58.6	59.6
Stockholders’ equity	751.1	784.1
Total liabilities and stockholders’ equity	$1,816.8	$1,742.9

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Net sales	$456.9	$541.1	$1,441.1	$1,609.0
Cost of sales	409.9	413.7	1,224.5	1,295.5
Income (loss) from operations	(19.2)	57.9	26.6	108.1
Income tax expense	7.9	9.2	19.0	19.7
Net income (loss)	(37.0)	34.8	(28.1)	45.2

Note 7 – Accrued and other current liabilities:

	December 31,	September 30,
	2025	2026

	(In thousands)
Employee benefits	$11,569	$10,570
Other	3,452	2,630
Total	$15,021	$13,200

Note 8 – Long-term debt:

During the first nine months of 2026, our wholly-owned subsidiary, NLKW Holding, LLC had no borrowings or repayments under its $50 million secured revolving credit facility with Valhi. At September 30, 2026, $.5 million was outstanding and $49.5 million was available for future borrowing under this facility. Outstanding borrowings bear interest at the prime rate plus 1.875% per annum, and the average interest rate for the nine months ended September 30, 2026 was 8.6%. The interest rate under this facility as of September 30, 2026 was 8.9%. We are in compliance with all covenants at September 30, 2026.

Note 9 – Leases:

In March 2026, CompX entered into an operating lease for its distribution center located in Southern California. Upon commencement, we recognized an operating lease right-of-use asset and a corresponding operating lease liability, which are included in our Condensed Consolidated Balance Sheet. As of September 30, 2026, the remaining lease term of CompX’s operating lease was approximately 7 years and the discount rate associated with such lease was 6.75%.

Note 10 – Other noncurrent liabilities:

	December 31,	September 30,
	2025	2026

	(In thousands)
OPEB	$312	$234
Insurance claims and expenses	684	763
Other	281	149
Total	$1,277	$1,146

Note 11 – Revenue recognition:

The following table disaggregates our net sales by reporting unit, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In thousands)
Net sales:
Security Products	$30,266	$31,677	$91,179	$94,921
Marine Components	9,684	12,314	29,409	33,253
Total	$39,950	$43,991	$120,588	$128,174

Note 12 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In thousands)
Expected tax expense (benefit), at U.S. federal statutory income tax rate of 21%	$(1,726)	$3,349	$(1,241)	$7,322
Rate differences on equity in earnings (losses) of Kronos, net of dividends	856	(902)	262	(1,174)
U.S. state income taxes and other, net	16	64	59	297
Income tax expense (benefit)	$(854)	$2,511	$(920)	$6,445

Comprehensive provision for income taxes allocable to:
Net income (loss)	$(854)	$2,511	$(920)	$6,445
Additional paid-in capital	—	—	8	21
Other comprehensive income (loss):
Currency translation	8	236	2,034	229
Defined benefit pension plans	87	22	257	68
Other	(7)	—	(25)	1
Comprehensive income tax expense (benefit)	$(766)	$2,769	$1,354	$6,764

In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. We received aggregate dividends from Kronos of $5.3 million in each of the first nine months of 2025 and 2026, respectively. The amounts shown in the above table of our income tax rate reconciliation for rate differences on equity in earnings (losses) of Kronos, net of dividends, represent the income tax benefit associated with the nontaxable dividends we received from Kronos compared to the amount of deferred income taxes we recognized on our equity in earnings (losses) of Kronos.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In thousands)
Accumulated other comprehensive loss, (net of tax and noncontrolling interest):
Currency translation:
Balance at beginning of period	$(177,801)	$(177,539)	$(185,423)	$(177,512)
Other comprehensive income	30	889	7,652	862
Balance at end of period	$(177,771)	$(176,650)	$(177,771)	$(176,650)

Defined benefit pension plans:
Balance at beginning of period	$(36,026)	$(17,188)	$(36,666)	$(17,359)
Other comprehensive income -
Amortization of prior service cost and net losses included in net periodic pension cost	326	85	966	256
Balance at end of period	$(35,700)	$(17,103)	$(35,700)	$(17,103)

OPEB plans:
Balance at beginning of period	$(1,331)	$(1,193)	$(1,267)	$(1,196)
Other comprehensive income (loss) -
Amortization of net gain (loss) included in net periodic OPEB cost	(31)	2	(95)	5
Balance at end of period	$(1,362)	$(1,191)	$(1,362)	$(1,191)

Total accumulated other comprehensive loss:
Balance at beginning of period	$(215,158)	$(195,920)	$(223,356)	$(196,067)
Other comprehensive income	325	976	8,523	1,123
Balance at end of period	$(214,833)	$(194,944)	$(214,833)	$(194,944)

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

Changes in the accrued environmental remediation and related costs during the first nine months of 2026 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$13,040
Additions charged to expense, net	979
Payments, net	(1,313)
Balance at the end of the period	$12,706

Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liability	$2,053
Noncurrent liability	10,653
Balance at the end of the period	$12,706

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”), has contractually assumed our obligations. At September 30, 2026, we had accrued approximately $13 million related to approximately 27 sites associated with remediation and related matters we believe are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which we believe it is possible to estimate costs is approximately $38 million, including the amounts currently accrued. These accruals have not been discounted to present value.

We believe it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2026, there were approximately five sites for which we are not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

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

Note 15 – Financial instruments:

See Note 5 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		September 30, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

(In thousands)
Cash, cash equivalents and restricted cash	$114,053	$114,053	$114,418	$114,418

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

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. Statements in this report including, but not limited to, statements found in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information. In some cases you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

●	Future supply and demand for our products;
●	Kronos’ ability to realize expected cost savings from strategic and operational initiatives;
●	Kronos’ ability to integrate acquisitions into its operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as energy, ore, zinc, aluminum, steel and brass costs) or the implementation of tariffs on imported raw materials and our ability to pass those costs on to our customers or offset them with reductions in other operating costs;
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs or reduce demand or perceived demand for TiO2 and our products or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);

●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades, or improvements; technology processing failures; or other events) related to our technology infrastructure (including manufacturing and accounting systems) that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Our ability to retain key customers;
●	Potential consolidation of Kronos’ competitors;
●	Potential consolidation of Kronos’ customers;
●	Pricing pressure and changes in industry supply and production levels;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	Potential difficulties in integrating future acquisitions;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone), or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	Kronos’ ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Kronos’ ability to comply with covenants contained in its revolving bank credit facility;
●	Our ability to maintain sufficient liquidity;
●	The timing and amounts of insurance recoveries;
●	The ability of our subsidiaries or affiliates to pay us dividends;
●	Uncertainties associated with CompX’s development of new products and product features;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products), including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters); and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its production process) or other actions.

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

Results of operations

Net operations overview

Quarter ended September 30, 2026 compared to the quarter ended September 30, 2025

Our net income attributable to NLI stockholders was $12.7 million, or $.26 per share, in the third quarter of 2026 compared to a net loss of $7.8 million, or $.16 per share, in the third quarter of 2025. As more fully described below, the increase in our net income attributable to NLI stockholders from 2025 to 2026 is primarily due to the net effects of:

●	equity in earnings of Kronos of $10.6 million in 2026 compared to equity in losses of $11.3 million in 2025;
●	higher CompX segment profit of $6.4 million in 2026 compared to $4.8 million in 2025; and
●	an unrealized gain in the relative value of marketable equity securities of $.9 million in 2026 compared to an unrealized loss of $.5 million in 2025.

Our 2026 net income per share attributable to NLI stockholders includes:

●	income of $.06 per share, net of tax, due to Kronos’ non-cash deferred income tax benefit related to proposed currency regulations under §987 released in August 2026.

Our 2025 net loss per share attributable to NLI stockholders includes:

●	expense of $.10 per share, net of tax, related to Kronos’ non-cash deferred income tax expense reflecting the impact of the rate reduction on its net German deferred tax asset; and
●	income of $.02 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its earn-out liability related to the acquisition of the remaining interest in its TiO2 manufacturing joint venture.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Our net income attributable to NLI stockholders was $26.0 million, or $.53 per share, in the first nine months of 2026 compared to a net loss of $6.8 million, or $.14 per share, in the first nine months of 2025. As more fully described below, the increase in our earnings attributable to NLI stockholders from 2025 to 2026 is primarily due to the net effects of:

●	equity in earnings of Kronos of $13.8 million in 2026 compared to equity in losses of $8.6 million in 2025;
●	an unrealized gain in the relative value of marketable equity securities of $4.0 million in 2026 compared to an unrealized loss of $9.1 million in 2025;
●	higher CompX segment profit of $22.4 million in 2026 compared to $17.0 million in 2025; and
●	lower interest and dividend income of $3.6 million in 2026 compared to $5.6 million in 2025;

Our 2026 net income per share attributable to NLI stockholders includes:

●	income of $.06 per share, net of tax, due to Kronos’ non-cash deferred income tax benefit related to proposed currency regulations under §987 released in August 2026; and
●	expense of $.01 per share, net of tax, due to Kronos’ recognition of an uncertain tax position related to a German tax audit.

Our 2025 net loss per share attributable to NLI stockholders includes:

●	expense of $.10 per share, net of tax, related to Kronos’ non-cash deferred income tax expense reflecting the impact of the rate reduction on its net German deferred tax asset; and
●	income of $.02 per share, net of tax, due to Kronos’ recognition of a non-cash gain resulting from the remeasurement of its earn-out liability related to the acquisition of the remaining interest in its TiO2 manufacturing joint venture.

Income from operations

The following table shows the components of our income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2025	2026	Change	2025	2026	Change

	(In millions)			(In millions)
CompX segment profit	$4.8	$6.4	34%	$17.0	$22.4	32%
Corporate expense	(3.0)	(3.2)	12	(9.2)	(9.0)	(2)
Income from operations	$1.8	$3.2	70	$7.8	$13.4	72

CompX is our component products business and corporate expense relates to NLI. Each of these items is further discussed below.

The following table shows the components of our income before income taxes exclusive of our income from operations.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2025	2026	Change	2025	2026	Change

	(In millions)			(In millions)
Equity in earnings (losses) of Kronos	$(11.3)	$10.6	194%	$(8.6)	$13.8	261%
Marketable equity securities gain (loss)	(.5)	.9	294	(9.1)	4.0	144
Other components of net periodic pension and OPEB cost	(.3)	—	(100)	(.9)	—	(100)
Interest and dividend income	2.1	1.2	(39)	5.6	3.6	(35)
Interest expense	—	—	—	(.7)	—	(100)

CompX International Inc.

CompX’s segment profit in the third quarter of 2026 was $6.4 million compared to $4.8 million in the same period of 2025. CompX’s segment profit for the first nine months of 2026 was $22.4 million compared to $17.0 million for the comparable prior year period. CompX’s segment profit increased in the third quarter and for the first nine months of 2026 due to higher sales and gross margin at Security Products and Marine Components reporting units.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2025	2026	Change	2025	2026	Change

	(In millions)			(In millions)
Net sales	$40.0	$44.0	10%	$120.6	$128.2	6%
Cost of sales	29.0	31.0	7	84.5	86.4	2
Gross margin	11.0	13.0	18	36.1	41.8	16
Selling, general and administrative expenses	6.2	6.6	6	19.1	19.4	2
Segment profit (1)	$4.8	$6.4	34	$17.0	$22.4	32

Percentage of net sales:
Cost of sales	72.4%	70.4%		70.1%	67.4%
Gross margin	27.6	29.6		29.9	32.6
Selling, general and administrative expenses	15.7	15.1		15.9	15.2
Segment profit	11.9	14.5		14.0	17.4

(1)	We use segment profit to assess the performance of CompX. Segment profit is defined as gross margin less selling, general and administrative expenses directly attributable to CompX’s operations.

Net sales – CompX’s net sales increased $4.0 million in the third quarter of 2026 compared to the same period in 2025 primarily due to higher Marine Components sales to the towboat and industrial markets, and to a lesser extent, higher Security Products sales to the healthcare and tool storage markets. Net sales increased $7.6 million for the first nine months of 2026 compared to the same period in 2025 primarily due to higher Marine Components sales to the industrial market and higher Security Products sales to various markets including the healthcare, tool storage, transportation and distribution markets. See discussion of reporting units below.

Cost of sales and gross margin – CompX’s cost of sales as a percentage of net sales improved by 2.0% and 2.7% in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. As a result, gross margin as a percentage of sales increased over the same periods. The improvement in gross margin percentage for the third quarter was due to higher gross margin percentages at both Security Products and Marine Components, while the improvement for the first nine months of 2026 was primarily due to the improvement in gross margin percentage at Security Products. See discussion of reporting units below.

Selling, general and administrative expenses – CompX’s selling, general and administrative expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales, administrative costs relating to CompX’s business unit and corporate management activities, and gains and losses on property and equipment. CompX’s selling, general and administrative expenses for the third quarter and first nine months of 2026 increased $.4 million and $.3 million, respectively, compared to the same periods in 2025 primarily due to higher employee related costs, including salaries, benefits and travel expenses. CompX’s selling, general and administrative expenses as a percentage of net sales decreased in the third quarter and first nine months of 2026 due to higher coverage of operating costs and expenses as a result of higher sales, partially offset by higher operating costs as noted above.

Segment profit – As a percentage of net sales, CompX’s segment profit for the third quarter and the first nine months of 2026 increased compared to the same periods of 2025 and was primarily impacted by the factors impacting CompX’s sales, cost of sales, gross margin and selling, general and administrative expenses.  See discussion of reporting units below.

Results by reporting unit

The key performance indicator for CompX’s reporting units is the level of their reporting unit profit (see discussion below). Reporting unit results exclude CompX corporate expenses.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2025	2026	Change	2025	2026	Change

	(In millions)			(In millions)
Security Products:
Net sales	$30.3	$31.7	5%	$91.2	$94.9	4%
Cost of sales	21.7	21.9	1	64.0	63.3	(1)
Gross margin	8.6	9.8	14	27.2	31.6	17
Selling, general and administrative expenses	3.5	3.8	5	10.8	11.0	1
Reporting unit profit (2)	$5.1	$6.0	21	$16.4	$20.6	27

Gross margin	28.3%	30.9%		29.7%	33.3%
Reporting unit profit margin	16.5	19.1		17.8	21.7
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Security Products – Security Products net sales increased 5% in the third quarter of 2026 compared to the same period in 2025 primarily due to $1.4 million higher sales to the healthcare market and $.6 million higher sales to the tool storage market, partially offset by $.8 million lower sales to the government security market. Security Products net sales increased 4% in the first nine months of 2026 compared to the same period in 2025 primarily due to $2.0 million higher sales to the healthcare market, $1.3 million higher sales to the tool storage market, $1.1 million higher sales to the transportation market and $.6 million higher sales to distributors, partially offset by $1.1 million lower sales to the government security market.

Gross margin as a percentage of net sales for the third quarter of 2026 increased compared to the same period in 2025 due to lower cost inventory produced during the second quarter of 2026 and sold in the third quarter of 2026 and increased coverage of fixed costs as a result of higher sales. Security Products reporting unit profit margin increased in the third quarter of 2026 primarily due to the factors impacting gross margin. Gross margin as a percentage of net sales for the first nine months of 2026 increased compared to the same period in 2025 primarily due to a more favorable customer and product mix and lower cost of sales driven by lower employer-related medical expenses and the one-time recovery of prior-period import costs recognized during the second quarter of 2026. Security Products reporting unit profit margin increased for the first nine months of 2026 primarily due to the improvement in gross margin discussed above and increased coverage of selling, general and administrative expenses on higher sales.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2025	2026	Change	2025	2026	Change

	(In millions)			(In millions)
Marine Components:
Net sales	$9.7	$12.3	27%	$29.4	$33.3	13%
Cost of sales	7.3	9.1	26	20.5	23.1	13
Gross margin	2.4	3.2	31	8.9	10.2	14
Selling, general and administrative expenses	.9	1.0	15	2.8	2.9	6
Reporting unit profit (2)	$1.5	$2.2	40	$6.1	$7.3	17

Gross margin	25.4%	26.2%		30.5%	30.7%
Reporting unit profit margin	16.0	17.6		21.0	21.8
(2)	Reporting unit profit includes reporting unit sales less cost of sales and selling, general and administrative expenses directly attributable to the reporting unit. Interunit sales are not material.

Marine Components – Marine Components net sales increased 27% in the third quarter of 2026 compared to the same period in 2025. The increase in third quarter sales was primarily due to $1.1 million higher sales to the towboat market and $.9 million higher sales to the industrial market. Marine Components net sales increased 13% in the first nine months of 2026 compared to the same period in 2025. The increase in sales for the first nine months of 2026 was primarily due to $4.4 million higher sales to the industrial market and $.5 million higher sales to the engine builder market, partially offset by $.7 million lower sales to the government market and $.5 million lower sales to each of the towboat and the center console markets. Towboat market sales in the first quarter of 2025 benefited from a one-time customer stocking event that did not repeat in 2026.

Gross margin as a percentage of net sales increased in the third quarter of 2026 compared to the same period in 2025 primarily due to increased coverage of fixed costs on higher sales, partially offset by a less favorable customer and product mix. Marine Components reporting unit profit margin increased in the third quarter of 2026 primarily due to the factors impacting gross margin and increased coverage of selling, general and administrative expenses on higher sales. Gross margin as a percentage of net sales for the first nine months of 2026 was comparable to the same period in 2025 as increased coverage of fixed costs on higher sales were largely offset by a less favorable customer and product mix. Marine Components reporting unit profit margin increased for the first nine months of 2026 primarily due to increased coverage of operating costs and expenses on higher sales.

Outlook – CompX’s results for the first nine months of 2026 reflected higher sales and improved profitability in both the Security Products and Marine Components reporting units. Demand remained strong in several key Security Products end markets, including healthcare, tool storage, and transportation. Marine Components continued to benefit primarily from industrial market demand as well as increased towboat demand in the third quarter. CompX expects these favorable trends to continue throughout the remainder of 2026 and it expects net sales, gross margin and segment profit for the full year 2026 to exceed 2025 levels. At Security Products, CompX expects healthcare demand to remain strong, while government security sales are expected to remain slightly below prior year levels. At Marine Components, CompX expects demand to remain driven primarily by the industrial market, while towboat market sales are expected to remain relatively consistent with prior year levels.

To support these favorable demand trends and anticipated growth opportunities, CompX is making targeted investments, primarily in its Marine Components reporting unit, to expand capacity, enhance operational capabilities and improve overall efficiency, including increased personnel levels and capital expenditures. Although demand remains favorable across many of CompX’s end markets, it continues to monitor economic conditions and customer ordering patterns for signs of slowing activity in certain sectors.

CompX manufactures substantially all of its products in the United States and sources a substantial majority of its raw materials from U.S. suppliers. CompX also sources certain components, primarily electronic components, from suppliers in Asia, including China. Tariff-related costs and inflationary pressures affecting certain raw materials remain elevated relative to historical levels. In addition, CompX has recently experienced difficulties or delays in sourcing certain electronic components, in some cases resulting in increased costs (including higher inbound freight costs) to minimize shipping delays. Where appropriate, CompX continues to adjust selling prices to offset higher costs, although its ability to fully recover these costs depends on competitive conditions, customer demand, tariff levels and the availability of alternative sources. CompX continues to monitor potential changes in tariff policies and their impact on raw material costs, sourcing decisions and customer demand. Accordingly, CompX continues to closely monitor raw material costs, including zinc, brass, aluminum, steel and energy, as well as customer demand levels, to ensure its production capacity and inventory levels remain aligned with market conditions.

CompX’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Currently, CompX’s supply chains are generally stable and transportation and logistical delays are minimal. CompX has experienced global and domestic supply chain challenges in the past. Any future impacts on CompX’s operations will depend on, among other things, disruption to its operations or its suppliers’ operations, the effect of tariffs, and the impact of broader economic conditions, consumer confidence, and geopolitical events affecting demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

General corporate and other items

Corporate expense – Corporate expenses were $3.2 million in the third quarter of 2026, $.2 million higher than in the third quarter of 2025, primarily due to higher environmental remediation and related costs. Included in corporate expense in the third quarter of 2025 and 2026 are:

●	litigation fees and related costs of $1.1 million in each of 2026 and 2025, and
●	environmental remediation and related costs of $.4 million in 2026 compared to $.1 million in 2025.

Corporate expenses were $9.0 million in the first nine months of 2026, $.2 million lower than in the first nine months of 2025, primarily due to lower environmental remediation and related costs, partially offset by higher general and administrative costs. Included in corporate expense in the first nine months of 2025 and 2026 are:

●	litigation fees and related costs of $2.3 million in 2026 compared to $2.2 million in 2025, and
●	environmental remediation and related costs of $1.0 million in 2026 compared to $1.6 million in 2025.

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

Overall, we currently expect that our net general corporate expenses in 2026 will be higher than in 2025 primarily due to expected increases in litigation fees and related costs, predominantly in the fourth quarter of the year. See Note 14 to our Condensed Consolidated Financial Statements.

Interest and dividend income – Interest and dividend income decreased in the third quarter of 2026 compared to the third quarter of 2025 due to decreased interest rates. Interest and dividend income decreased in the first nine months of 2026 compared to the same period of 2025 primarily due to decreased average investment balances and lower average interest rates.

Marketable equity securities – We recognized an unrealized gain of $.9 million on the change in value of our marketable equity securities in the third quarter of 2026 compared to an unrealized loss of $.5 million in the third quarter of 2025. We recognized an unrealized gain of $4.0 million on the change in value of our marketable equity securities in the first nine months of 2026 compared to an unrealized loss of $9.1 million in the first nine months of 2025. See Note 5 to our Condensed Consolidated Financial Statements.

Other components of net periodic pension and OPEB costs - Other components of net periodic pension and OPEB costs decreased in the third quarter and first nine months of 2026 compared to the same periods of 2025 as a result of the pension plan termination and buy-out completed in the fourth quarter of 2025.

Interest expense – Interest expense was less than $.1 million in each of the third quarters of 2026 and 2025, respectively. Interest expense decreased in the first nine months of 2026 compared to the same period of 2025 primarily due to the final payment of a structured settlement obligation in October of 2025.

Income tax expense – We recognized income tax expense of  $2.5 million in the third quarter of 2026 compared to an income tax benefit of $.9 million in the third quarter of 2025 and income tax expense of $6.4 million in the first nine months of 2026 compared to an income tax benefit of $.9 million in the first nine months of 2025. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us. Accordingly, we do not recognize and we are not required to pay income taxes on dividends from Kronos. Therefore, our full-year effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in earnings of Kronos. Conversely, our effective income tax rate will generally be higher than the U.S. federal statutory income tax rate in years during which we receive dividends from Kronos and recognize equity in losses of Kronos. During interim periods, our effective income tax rate may not necessarily correspond to the foregoing due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections. We received dividends from Kronos of $5.3 million in each of the first nine months of 2025 and 2026, respectively.

Our effective tax rate attributable to our equity in earnings of Kronos, including the effect of the nontaxable dividends we received from Kronos, was an effective tax rate of 12.5% in the first nine months of 2026 compared to 18% in the first nine months of 2025. The change in our effective rate from 2025 to 2026 is primarily attributable to Kronos’ anticipated higher full year earnings in 2026 as compared to 2025. See Note 12 to our Condensed Consolidated Financial Statements for more information about our 2026 income tax items, including a tabular reconciliation of our statutory tax expense to our actual expense.

Noncontrolling interest – Noncontrolling interest in net income of CompX increased during the third quarter and first nine months of 2026 compared to the same prior year periods. The noncontrolling interest we recognize in each period is directly related to the level of earnings at CompX for the period.

Equity in earnings (losses) of Kronos Worldwide, Inc. –

	Three months ended September 30,		%	Nine months ended September 30,		%
	2025	2026	Change	2025	2026	Change
	(In millions)			(In millions)
Net sales	$456.9	$541.1	18%	$1,441.1	$1,609.0	12%
Cost of sales	409.9	413.7	1	1,224.5	1,295.5	6
Gross margin	$47.0	$127.4	171	$216.6	$313.5	45

Income (loss) from operations	$(19.2)	$57.9	402%	$26.6	$108.1	306%
Gain on remeasurement of earn-out liability	4.6	—		4.6	—
Interest and dividend income	.2	.2		.9	.7
Marketable equity securities unrealized gain (loss)	(.1)	.1		(1.1)	.4
Other components of net periodic pension and OPEB cost	(.5)	(.8)		(1.6)	(2.4)
Interest expense	(14.1)	(13.4)		(38.5)	(41.9)
Income (loss) before income taxes	(29.1)	44.0		(9.1)	64.9
Income tax expense	7.9	9.2		19.0	19.7
Net income (loss)	$(37.0)	$34.8		$(28.1)	$45.2
Percentage of net sales:
Cost of sales	90%	76%		85%	81%
Income (loss) from operations	(4)	11		2	7

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(11.3)	$10.6		$(8.6)	$13.8

TiO2 operating statistics:
Sales volumes*	126	144	14%	394	439	11%
Production volumes*	126	140	11	394	403	2

Change in TiO2 net sales:
TiO2 sales volumes			14%			11%
TiO2 product pricing			5			(1)
TiO2 product mix/other			(1)			(1)
Changes in currency exchange rates			—			3
Total			18%			12%

Three months ended
September 30,

%

Nine months ended
September 30,

%

2025

2026

Change

2025

2026

Change

(In millions)

(In millions)

Net sales

$

456.9

$

541.1

18

%

$

1,441.1

$

1,609.0

12

%

Cost of sales

409.9

413.7

1

1,224.5

1,295.5

6

Gross margin

$

47.0

$

127.4

171

$

216.6

$

313.5

97

Income (loss) from operations

$

(19.2)

$

57.9

402

%

$

26.6

$

108.1

306

%

Gain on remeasurement of earn-out liability

4.6

—

4.6

—

Interest and dividend income

.2

.2

.9

.7

Marketable equity securities unrealized gain (loss)

(.1)

.1

(1.1)

.4

Other components of net periodic pension and OPEB cost

(.5)

(.8)

(1.6)

(2.4)

Interest expense

(14.1)

(13.4)

(38.5)

(41.9)

Income (loss) before income taxes

(29.1)

44.0

(9.1)

64.9

Income tax expense

7.9

9.2

19.0

19.7

Net (loss) income

$

(37.0)

$

34.8

$

(28.1)

$

45.2

Percentage of net sales:

Cost of sales

90

%

76

%

85

%

81

%

Income from operations

(4)

12

2

6

Equity in earnings (losses) of Kronos Worldwide, Inc.

$

(11.3)

$

10.6

$

(8.6)

$

13.8

TiO2 operating statistics:

Sales volumes*

126

144

14

%

394

439

11

%

Production volumes*

126

140

11

394

403

2

Change in TiO2 net sales:

TiO2 sales volumes

14

%

11

%

TiO2 product pricing

5

(1)

TiO2 product mix/other

(1)

(1)

Changes in currency exchange rates

—

3

Total

18

%

12

%

* Thousands of metric tons

Kronos’ key performance indicators are its TiO2 average selling prices, its level of TiO2 sales and production volumes and the cost of titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends, and prices will increase or decrease generally as a result of competitive market pressures.

Current industry conditions

Kronos started 2026 with average TiO2 selling prices lower than at the beginning of 2025; however, its average TiO2 selling prices increased 11% during the first nine months of 2026. Throughout this period, Kronos has successfully implemented price increases and surcharges in response to rising operating costs, including energy and distribution costs. As a result,  Kronos’ average TiO2 selling prices for the first nine months of 2026 were 1% lower than the corresponding period of 2025, while average TiO2 selling prices for the third quarter of 2026 were 5% higher than in the third quarter of 2025. Overall, Kronos’ sales volumes increased in the first nine months of 2026 compared to the same period in 2025 primarily due to market share gains in its European and North American markets, reflecting the effect of anti-dumping duties that remain in effect in certain markets and changing supply conditions. These conditions allowed Kronos to expand its customer base and supported implementation of its pricing initiatives. Despite these gains, overall TiO2 demand remains below historical levels.

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

Excluding the effects of changes in currency exchange rates, Kronos’ cost of sales per metric ton of TiO2 sold in the first nine months of 2026 was lower than the comparable period of 2025 due to decreases in per metric ton production costs, primarily driven by the cost reduction initiatives discussed above, as well as lower raw material costs (primarily feedstock costs) and lower unabsorbed fixed costs, partially offset by higher energy costs.

Net sales – Kronos’ net sales in the third quarter of 2026 increased 18%, or $84.2 million, compared to the third quarter of 2025 primarily due to the effects of a 14% increase in sales volumes (which increased net sales by approximately $64 million) and a 5% increase in average TiO2 selling prices (which increased net sales by approximately $23 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, change in the relative level of supply and demand as well as change in raw material and other manufacturing costs.

Kronos’ sales volumes increased 14% in the third quarter of 2026 as compared to the third quarter of 2025 primarily due to market share gains in its European and North American markets, reflecting the effect of anti-dumping duties that remain in effect in certain markets and changing supply conditions.

Kronos’ net sales in the first nine months of 2026 increased 12%, or $167.9 million, compared to the first nine months of 2025 primarily due to an 11% increase in sales volumes (which increased net sales by approximately $159 million) partially offset by a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $14 million). Additionally, Kronos estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $39 million in the first nine months of 2026 as compared to the first nine months of 2025. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, change in the relative level of supply and demand as well as change in raw material and other manufacturing costs.

Kronos’ sales volumes increased 11% in the first nine months of 2026 as compared to the same period in 2025 primarily due to market share gains in its European and North American markets, reflecting the effect of anti-dumping duties that remain in effect in certain markets and changing supply conditions.

Cost of sales and gross margin – Kronos’ cost of sales increased by $3.8 million, or 1%, in the third quarter of 2026 compared to the third quarter of 2025 due to the net effects of a 14% increase in sales volumes, higher energy costs, higher production rates resulting in reduced unabsorbed fixed production costs, lower raw material costs (primarily feedstock) and lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025. Kronos’ cost of sales in the third quarter of 2025 included approximately $27 million of unabsorbed fixed costs as it adjusted its TiO2 production volumes lower to align inventory levels with lower demand. Unabsorbed fixed costs in the third quarter of 2026 were not material.

Kronos’ cost of sales as a percentage of net sales improved to 76% in the third quarter of 2026 compared to 90% in the same period of 2025, primarily due to the favorable effects of higher average TiO2 selling prices, lower production costs and higher production volumes resulting in increased coverage of fixed production costs, partially offset by higher energy costs, as discussed above.

Kronos’ gross margin as a percentage of net sales increased to 24% in the third quarter of 2026 compared to 10% in the third quarter of 2025. Kronos’ gross margin as a percentage of net sales increased based on the factors affecting net sales and cost of sales, discussed above.

Kronos’ cost of sales increased by $71.0 million, or 6%, in the first nine months of 2026 compared to the first nine months of 2025 primarily due to an 11% increase in sales volume and the unfavorable impact from changes in currency exchange rates, partially offset by higher production rates resulting in reduced unabsorbed fixed production costs, lower raw material costs (primarily feedstock) and lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025. Kronos’ cost of sales for the first nine months of 2025 includes approximately $45 million of unabsorbed fixed costs. Unabsorbed fixed costs for the first nine months of 2026 were not material.

Kronos’ cost of sales as a percentage of net sales improved to 81% in the first nine months of 2026 compared to 85% in the same period of 2025, primarily due to the favorable effects of lower production costs, partially offset by lower average TiO2 selling prices and the unfavorable impact of changes in currency exchange rates.

Kronos’ gross margin as a percentage of net sales increased to 19% in the first nine months of 2026 compared to 15% in the comparable period of 2025 based on the factors affecting net sales and cost of sales, discussed above.

Selling, general and administrative expense – Kronos’ selling, general and administrative expense increased $5.2 million, or 8%, in the third quarter of 2026 compared to the third quarter of 2025, as higher distribution costs more than offset cost savings realized from the fourth quarter of 2025 restructuring. Excluding the effects of currency exchange rates, distribution costs increased primarily due to higher freight rates associated with  sales volumes in Kronos’ complementary businesses, higher TiO2 sales volumes and elevated U.S. freight rates which began to increase in the second quarter and continued into the third quarter of 2026. Selling, general and administrative expense as a percentage of net sales decreased to 12% in the third quarter of 2026 compared to 13% in the third quarter of 2025, primarily due to higher sales volumes and the factors described above.

Kronos’ selling, general and administrative expense increased $9.6 million, or 5%, in the first nine months of 2026 compared to the first nine months of 2025, as the unfavorable impact of currency exchange rates and higher distribution costs more than offset cost savings realized from the fourth quarter of 2025 restructuring. Excluding the effects of currency exchange rates, distribution costs increased primarily due to higher freight rates associated with  sales volumes in Kronos’ complementary businesses, higher TiO2 sales volumes and elevated U.S. freight rates primarily impacting the second and third quarters of 2026. These increases more than offset the benefits of the cost reduction initiatives and were greater than the additional warehousing costs incurred during the first quarter of 2025 to position finished goods inventory in the U.S. in advance of anticipated U.S. federal government tariff announcements. Selling, general and administrative expense as a percentage of net sales decreased to 12% in the first nine months of 2026 compared to 13% in the same period of 2025, primarily due to higher sales volumes and the factors described above.

Income from operations – Kronos’ income from operations increased by $77.1 million to $57.9 million in the third quarter of 2026 compared to a $19.2 million loss in the third quarter of 2025, primarily as a result of the factors impacting gross margin and selling, general and administrative expense discussed above. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $5 million in the third quarter of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Kronos’ income from operations increased by $81.5 million to $108.1 million in the first nine months of 2026 compared to $26.6 million in the first nine months of 2025, primarily as a result of the factors impacting gross margin and selling, general and administrative costs discussed above. Kronos estimates that changes in currency exchange rates decreased income from operations by approximately $23 million in the first nine months of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Other non-operating income (expense) – Kronos’ interest expense in the third quarter of 2026 decreased by $.7 million compared to the third quarter of 2025, primarily due to lower overall average debt balances. Other components of net periodic pension and OPEB cost in the third quarter of 2026 increased $.3 million compared to the third quarter of 2025 primarily due to lower expected return on plan assets. In the third quarter of 2025, Kronos recognized a non-cash gain of $4.6 million due to the remeasurement of its earn-out liability.

Kronos’ interest expense in the first nine months of 2026 increased by $3.4 million compared to the first nine months of 2025 primarily due to higher average interest rates. In the first nine months of 2025, Kronos recognized a non-cash gain of $4.6 million due to the remeasurement of its earn-out liability. Other components of net periodic pension and OPEB costs in the first nine months of 2026 increased $.8 million compared to the first nine months of 2025 primarily due to lower expected return on plan assets. Kronos recognized an unrealized gain of $.4 million in the first nine months of 2026 related to the change in marketable equity securities compared to an unrealized loss of $1.1 million in the same period of 2025.

Income tax expense – Kronos recognized income tax expense of $9.2 million in the third quarter of 2026 compared to income tax expense of $7.9 million in the third quarter of 2025. The increase was primarily due to higher earnings in the third quarter of 2026 and the jurisdictional mix of such earnings, partially offset by the $12.1 million non-cash deferred income tax benefit recognized in the third quarter of 2026 related to proposed §987 currency regulations issued in August 2026 and the impact of the German federal tax rate change on its German net deferred tax asset recorded in the third quarter of 2025. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowances, changes in its reserve for uncertain tax positions, or tax law changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

Kronos’ recognized income tax expense of $19.7 million in the first nine months of 2026 compared to income tax expense of $19.0 million in the same period of 2025. The increase was primarily due to higher earnings in the first nine months of 2026 and the jurisdictional mix of such earnings partially offset by the $12.1 million in non-cash deferred income tax benefit recognized in the third quarter of 2026 related to proposed §987 currency regulations issued in August 2026 and the impact of the German federal tax rate change on its German net deferred tax asset recorded in the third quarter of 2025. Kronos’ earnings and losses are subject to income tax in various U.S. and non-U.S. jurisdictions, and the income tax rates applicable to the pre-tax earnings (losses) of its non-U.S. operations are generally higher than the income tax rates applicable to its U.S. operations. Kronos would generally expect its overall effective tax rate, excluding the effect of any increase or decrease in its deferred income tax asset valuation allowances, changes in its reserve for uncertain tax positions, or tax law changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of its sizeable non-U.S. operations.

At December 31, 2025, Kronos had significant German corporate and trade net operating loss (NOL) carryforwards of $512.6 million (deferred tax asset “DTA” of $57.5 million) and $48.2 million (DTA of $5.2 million), respectively. Prior to December 31, 2025, and using all available evidence, Kronos had concluded that no deferred income tax asset valuation allowance was required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term. At September 30, 2026, Kronos continues to conclude no valuation allowance is required to be recognized for its German DTAs although prior to the complete utilization of such carryforwards, if it were to generate additional losses in its German operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that Kronos might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point it would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Impact of changes in currency exchange rates
Three months ended September 30, 2026 vs September 30, 2025
				Translation
				losses	Total currency
	Transaction losses recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(2)	$(2)
Income (loss) from operations	(2)	(2)	—	(5)	(5)

The $2 million decrease in net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into less U.S. dollars in 2026 as compared to 2025. The strengthening of the U.S. dollar relative to the Canadian dollar and the weakening of the U.S. dollar relative to the Norwegian krone in 2026 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $5 million decrease in income from operations was comprised of the following:

●	Approximately $5 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to Norwegian krone as local currency-denominated operating costs were translated into more U.S. dollars in 2026 as compared to 2025. Additionally, the effect of the strengthening of the U.S. dollar relative to the euro caused further net translation losses, as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects on euro-denominated operating costs being translated into less U.S. dollars in 2026 as compared to 2025.
●	There was minimal impact from the effect of the rate changes on transaction gains and losses.

Impact of changes in currency exchange rates
Nine months ended September 30, 2026 vs September 30, 2025
				Translation
				gains/(losses)	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$—	$—	$—	$39	$39
Income from operations	3	(8)	(11)	(12)	(23)

The $39 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as Kronos’ euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on Kronos’ net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $23 million decrease in income from operations was comprised of the following:

●	Higher net currency transaction losses of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by Kronos’ non-U.S. operations, and in Norwegian krone denominated receivables and payables held by its non-U.S. operations. In the first quarter of 2025, Kronos entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025, resulting in a $2.8 million currency transaction gain, and
●	Approximately $12 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as local currency-denominated operating costs were translated into more

U.S, dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S. dollar on euro-denominated sales were more than offset by the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Outlook

During the third quarter of 2026, Kronos continued the positive momentum from the first half of the year, with sales volumes improving compared to the same period in 2025. Volume growth was driven primarily by market share gains in Europe and North America, reflecting the effect of anti-dumping duties in certain markets and changing supply conditions. While Kronos’ sales volumes have improved compared to 2025, overall demand remains below historical levels, particularly in North America, where demand continues to be affected by broader economic uncertainty, prolonged housing market weakness caused by elevated interest rates, and subdued consumer spending. Customer order lead times have recently begun to decline, consistent with the seasonal slowdown typically experienced during the fourth quarter. Kronos’ order backlog entering the fourth quarter remains favorable compared to the prior year, and combined with planned maintenance activities at several of its facilities, Kronos expects finished goods inventory levels to remain below normal.

Based on Kronos’ performance during the first nine months of 2026, it expects full-year net sales and sales volumes to exceed 2025 levels, and it expects gross margin and operating income margins to improve compared to 2025. Kronos implemented additional price increases during the second and third quarters of 2026 in response to higher production, energy and distribution costs, and, based on price increases Kronos has announced to its customers and continued cost pressures, Kronos expects its average TiO2 selling prices in the fourth quarter of 2026 to be improved. Actual prices depend on negotiations with Kronos’ customers and competitive conditions, which it cannot predict. Based on publicly available information, certain previously idled third-party European production facilities have recently resumed some production. Kronos cannot predict the effect of any such production on market conditions.

The cost-reduction initiatives implemented during the fourth quarter of 2025, including workforce reductions and other measures designed to align Kronos’ cost structure with current demand levels, continue to benefit its operating results in 2026. Kronos’ gross margins improved during the third quarter and first nine months of 2026 and are expected to remain above 2025 levels for the full year, benefiting from lower cost inventory produced during 2026, more favorable selling prices and the ongoing effects of its cost-reduction initiatives. Kronos’ operational restructuring allows it to run its facilities more efficiently at lower production rates for extended periods while maintaining flexibility to respond to changing market conditions. Kronos operated its facilities within its normal capacity range during the first nine months of 2026, and it currently expects to continue operating within its normal capacity range for the remainder of the year.

Kronos remains focused on improving profitability through pricing actions, disciplined cost management, and continued execution of its cost reduction initiatives. Kronos also continues to pursue targeted sales growth opportunities in regions affected by logistical challenges and trade measures that have reduced the competitiveness of certain imports.

Kronos’ liquidity and capital resources remain sufficient to support its operations and planned capital investments. While Kronos typically experiences significant seasonal cash usage in the first half of the year, it expects liquidity to improve over the remainder of 2026. Kronos will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. Kronos believes its availability under its revolving credit facility, combined with the absence of near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation priorities.

Kronos’ expectations for the TiO2 industry and its operations are based on a number of factors outside its control. Kronos’ operations are affected by global and regional economic, political and regulatory factors, and it has experienced global market disruptions. Future impacts on Kronos’ operations will depend on, among other things, future energy costs, the effect of newly enacted tariffs in jurisdictions where it or its customers and suppliers operate, Kronos’ success in implementing mitigation strategies, and the impact of economic conditions, consumer confidence, and geopolitical events on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Liquidity and Capital Resources

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Net cash provided by operating activities was $17.4 million in the first nine months of 2026 compared to net cash used in operating activities of $32.3 million in the first nine months of 2025. The increase in net cash provided by operating activities in the first nine months of 2026 is primarily due to the net effects of:

●	lower cash paid for environmental remediation and related costs of $55.8 million primarily due to the payment of a settlement for an environmental remediation site in 2025;
●	higher net cash used by relative changes in receivables, inventories, prepaids, payables and accrued liabilities in 2026 of $10.3 million; and
●	higher segment profit from CompX in 2026 of $5.4 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated. The reference to NLI Parent in the table below is a reference to NLI Holdings, Inc., as the parent company of CompX and our wholly-owned subsidiaries.

	Nine months ended
	September 30,
	2025	2026

	(In millions)
Net cash provided by (used in) operating activities:
CompX	$10.8	$15.3
NLI Parent and wholly-owned subsidiaries	(22.7)	11.8
Eliminations	(20.4)	(9.7)
Total	$(32.3)	$17.4

Relative changes in working capital can have a significant effect on cash flows from operating activities. As shown below, the change in average days sales outstanding increased from December 31, 2025 to September 30, 2026 primarily as a result of differences in the timing of sales and collections relative to the end of the quarter, including differences arising from CompX’s fiscal month-end close occurring before the calendar month-end, when certain large customers typically remit payments. Total average number of days in inventory decreased from December 31, 2025 to September 30, 2026 due to a reduction in days in inventory at both CompX’s Security Products and Marine Components reporting units, driven by higher sales volumes in the third quarter of 2026 compared to the fourth quarter of 2025. For comparative purposes, we have provided December 31, 2024 and September 30, 2025 numbers below.

	December 31,	September 30,	December 31,	September 30,
	2024	2025	2025	2026
Days sales outstanding	33 days	41 days	33 days	40 days
Days in inventory	94 days	97 days	108 days	97 days

Investing activities

Our capital expenditures, all of which relate to CompX, were $3.1 million in each of the first nine months of 2026 and 2025. During the first nine months of 2026, Valhi repaid a net $2.1 million under the promissory note ($12.3 million of gross borrowings and $14.4 million of gross repayments). During the first nine months of 2025, Valhi repaid a net $1.2 million under the promissory note ($10.7 million of gross borrowings and $11.9 million of gross repayments).

Financing activities

Our board of directors declared a quarterly dividend of $.10 per share in each of the first, second and third quarters of 2026,

and our board of directors declared a quarterly dividend of $.09 per share in each of the first, second and third quarters of 2025. Additionally, in August 2025 our board of directors declared a special dividend of $.21 per share ($10.3 million) on our common stock, par value $.125 per share. The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our financial condition, cash requirements, contractual obligations and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Cash flows from financing activities in each of the first nine months of 2025 and 2026 also include CompX dividends paid to its stockholders other than us.

Outstanding debt obligations

At September 30, 2026, NLKW had outstanding debt obligations of $.5 million under its secured revolving credit facility with Valhi, and CompX did not have any outstanding debt obligations. We are in compliance with all of the covenants contained in our secured revolving credit facility with Valhi at September 30, 2026. See Note 8 to our Condensed Consolidated Financial Statements.

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

At September 30, 2026, we had aggregate restricted and unrestricted cash and cash equivalents of $114.4 million, all of which was held in the U.S. A detail by entity is presented in the table below.

Amount
(In millions)
CompX	$57.3
NLI Parent and wholly-owned subsidiaries	57.1
Total	$114.4

In addition, at September 30, 2026 we owned approximately 1.2 million shares of Valhi common stock with an aggregate market value of $18.5 million. See Note 5 to our Condensed Consolidated Financial Statements. We also owned approximately 35.2 million shares of Kronos common stock at September 30, 2026 with an aggregate market value of $269.4 million. See Note 6 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2027) and long-term obligations (defined as the five-year period ending September 30, 2031) including any amounts CompX might lend from time to time under the terms of its revolving loan to Valhi (which loans would be solely at CompX’s discretion). If actual developments differ materially from our expectations, our liquidity could be adversely affected. In this regard, Valhi has agreed to loan us up to $50 million on a revolving basis. At September 30, 2026, we had $.5 million in outstanding borrowings under this facility, and we had $49.5 million available for future borrowing. See Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures

Firm purchase commitments for capital projects in process at September 30, 2026 totaled $1.0 million. CompX expects to spend approximately $5.2 million during 2026 on capital investments, primarily to increase CompX’s capacity through investments in manufacturing equipment, including new technologies and increased automation and for improvements to its manufacturing facilities.

Repurchases of common stock

At September 30, 2026, CompX has 523,647 shares available for repurchase under a stock repurchase program authorized by its board of directors.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. A detail of annual dividends we expect to receive from our subsidiaries and affiliates in 2026, based on the number of shares of common stock of these affiliates we own as of September 30, 2026 and their current regular quarterly dividend rate, is presented in the table below.

	Shares held	Quarterly	Annual expected
	September 30, 2026	dividend rate	dividend
	(In millions)		(In millions)
Kronos	35.2	$.05	$7.0
CompX	10.8	.30	12.9
Valhi	1.2	.08	.4
Total expected annual dividends			$20.3

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

Recent accounting pronouncements

See Note 16 to our Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2026.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and equity security prices. There have been no material changes in these market risks since we filed our 2025 Annual Report, and we refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Annual Report. See also Note 15 to our Condensed Consolidated Financial Statements.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Courtney J. Riley, our President and Chief Executive Officer and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of the date of this evaluation.

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

Changes in internal control over financial reporting – There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matter discussed below, refer to Note 14 to our Condensed Consolidated Financial Statements, our March 31, 2026 Quarterly Report on Form 10-Q, our June 30, 2026 Quarterly Report on Form 10-Q and our 2025 Annual Report for descriptions of certain legal proceedings.

In October 2026, NLI was served with a complaint in United States v. NLI Holdings, Inc. (United States District Court for the Western District of New York, Case 1:26-cv-02382).  This is a CERCLA cost recovery action brought by the United States to address radiological contamination at two residential properties in Lewiston, New York.  NLI intends to deny liability and will defend vigorously against all claims.

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

NLI HOLDINGS, INC.
(Registrant)

Date: November 5, 2026	/s/ Amy Allbach Samford
Amy Allbach Samford
(Executive Vice President and Chief Financial Officer)

Date: November 5, 2026	/s/ Amy E. Ruf
Amy E. Ruf
(Vice President and Controller)

37